Form 10-Q
period 1996-03-31
LASERSIGHT INC /DE
filed 1996-05-15
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
      [X] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934. For the quarterly period ended March 31, 1996.

                                       or

            Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934.
                           For the Transition period


Commission File Number:  0-19671

                             LASERSIGHT INCORPORATED
             (Exact name of registrant as specified in its charter)

         Delaware                                       65-0273162
         ---------------------------------------------------------
(State of Incorporation)                      (IRS Employer Identification No.)

                 12161 Lackland Road, St. Louis, Missouri 63146
               (Address of principal executive offices) (Zip Code)

                                 (314) 469-3220
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes       X            No
      --------            --------


         The Number of shares of the registrant's Common Stock outstanding as of May 6, 1996 is 7,033,427.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                                   INDEX PAGE

PART I      FINANCIAL INFORMATION                                          PAGE

     Item 1   Condensed Consolidated Financial Statements

              Condensed Consolidated Balance Sheets as of March
              31, 1996 and December 31, 1995                                3

              Condensed Consolidated Statements of Operations for
              the Three Month Periods Ended March 31, 1996 and 1995         4

              Condensed Consolidated Statements of Cash Flows for
              the Three Month Periods Ended March 31, 1996 and 1995         5

              Notes to Condensed Consolidated Financial Statements          6


     Item 2   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           8


PART II   OTHER INFORMATION

     Item 1   Legal Proceedings                                            13

     Item 2   Changes in Securities                                        13

     Item 3   Defaults Upon Senior Securities                              13

     Item 4   Submission of Matters to a Vote of Security Holders          13

     Item 5   Other Information                                            13

     Item 6   Exhibits and Reports on Form 8-K                             13



                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS                                                 March 31,    December 31,
                                                         1996          1995
                                                         ----          ----
                                                        (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents ............................ 3,794,114  $ 1,598,339
  Trade accounts receivable, net ....................... 7,260,908    8,512,744
  Notes receivable - current portion, net .............. 2,086,742    1,632,221
  Inventory ............................................ 2,894,699    1,836,750
  Deferred tax assets ..................................   376,000      221,000
  Income taxes recoverable .............................   398,706           --
  Other current assets .................................   279,781      378,905
                                                           -------     --------
         TOTAL CURRENT ASSETS ......................... 17,090,950   14,179,959

NOTES RECEIVABLE, less current portion, net ............ 2,833,058    3,026,148
FURNITURE AND EQUIPMENT, net ........................... 1,185,274    1,045,481
GOODWILL, net .......................................... 8,528,915    8,640,645
OTHER ASSETS, net ...................................... 2,166,203    2,210,260
                                                         ---------    ---------
                                                       $31,804,400  $29,102,493
                                                       ===========  ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable ......................................$ 2,566,113  $ 2,088,736
Notes payable - related parties .......................  1,000,000    2,264,100
Accrued expenses ......................................    400,804       92,641
Accrued commissions ...................................  1,400,816    1,777,007
Dividends payable .....................................    129,945           --
Income taxes payable ..................................         --      314,205
Other current liabilities .............................    384,409      171,743
                                                          --------     --------
TOTAL CURRENT LIABILITIES .............................  5,882,087    7,108,432
                                                         =========    =========
REFUNDABLE DEPOSITS ...................................    357,000      425,000
ACCRUED COMMISSIONS ...................................    471,619      518,920
DEFERRED INCOME TAXES .................................    615,000      630,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock - par value $.001 per share;
 authorized 10,000,000 shares; 116 issued at
 March 31,1996
Common stock - par value $.001 per share;
 authorized 20,000,000 shares; 7,192,132 and
 7,186,032 shares issued at March 31,1996 and
 December 31, 1995, respectively ......................      7,192        7,186
Additional paid-in capital ............................ 27,234,311   21,944,000
Obligation to issue common stock ......................    780,125      780,125
Stock subscription receivable ......................... (1,140,000)  (1,140,000)
Accumulated deficit ................................... (1,770,225)    (538,461)
Less treasury stock, at cost; 170,200 shares ..........   (632,709)    (632,709)
                                                        ----------   ----------
                                                        24,478,694   20,420,141
                                                        ----------   ----------
                                                       $31,804,400  $29,102,493
                                                       ===========  ===========
   See accompanying notes to the condensed  consolidated  financial statements.



                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (Unaudited)


                                                       1996             1995
                                                   -----------      -----------

REVENUES, net ................................     $ 4,583,638      $ 4,488,564

COST OF SALES ................................         634,047          737,728
PROVIDER PAYMENTS ............................         934,958             --
                                                   -----------      -----------

GROSS PROFIT .................................       3,014,633        3,750,836

RESEARCH, DEVELOPMENT AND
  REGULATORY EXPENSES ........................         736,132          219,678

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES ...................................       4,186,597        2,040,942
                                                   -----------      -----------

INCOME (LOSS) FROM OPERATIONS ................      (1,908,096)       1,490,216

OTHER INCOME AND EXPENSES
  Interest and dividend income ...............          54,746           66,600
  Interest expense ...........................         (26,364)         (15,091)
  Other ......................................            --            980,125
                                                   -----------      -----------

NET INCOME (LOSS) BEFORE INCOME TAXES ........      (1,879,714)       2,521,850

INCOME TAX EXPENSE (BENEFIT) .................        (647,950)         600,000
                                                   -----------      -----------

NET INCOME (LOSS) ............................     $(1,231,764)     $ 1,921,850
                                                   ===========      ===========

EARNINGS (LOSS) PER COMMON SHARE
    Primary: .................................     $     (0.19)     $      0.29
                                                   ===========      ===========
    Assuming full dilution: ..................     $     (0.19)     $      0.29
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
    Primary: .................................       7,020,000        6,587,000
                                                   ===========      ===========
    Assuming full dilution: ..................       7,020,000        6,587,000
                                                   ===========      ===========




See accompanying notes to the condensed consolidated financial statements.


                                     LASERSIGHT INCORPORATED AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                   (Unaudited)


                                                                                      1996                1995
                                                                                  -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) .....................................................        $(1,231,764)        $ 1,921,850
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
  Depreciation and amortization .........................................            206,017              64,350
  Provision for uncollectible accounts ..................................            237,500               3,796
  Decrease (increase) in accounts receivable ............................          1,014,336          (1,685,617)
  Increase in notes receivable ..........................................           (261,431)           (894,000)
  Increase in inventory .................................................         (1,057,949)           (272,478)
  Increase (decrease) in accounts payable ...............................            477,377              (6,027)
  (Decrease) increase in accrued liabilities ............................           (302,663)            311,238
  Other .................................................................           (844,231)            485,731
                                                                                  -----------         -----------

NET CASH USED IN OPERATING ACTIVITIES ...................................         (1,762,808)            (71,157)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of furniture and equipment ..................................           (197,578)            (53,887)
                                                                                  -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock ................................                 --           1,213,332
  Proceeds from exercise of stock options ...............................             31,232             107,083
  Repayments of notes payable - related party ...........................           (799,100)               --
  Repayments of notes payable - officer .................................           (465,000)           (500,000)
  Proceeds from issuance of preferred stock, net ........................          5,389,029                --
                                                                                  -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...............................          4,156,161             820,415
                                                                                  -----------         -----------
INCREASE IN CASH AND CASH
  EQUIVALENTS ...........................................................          2,195,775             695,371

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ...................................................          1,598,339           1,882,528
                                                                                  -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD ................................        $ 3,794,114         $ 2,577,899
                                                                                  ===========         ===========

                       See accompanying notes to the condensed consolidated financial statements


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                         STATEMENTS Three Month Periods
                         Ended March 31, 1996 and 1995

NOTE 1   BASIS OF PRESENTATION

     The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (the Company) as of March 31, 1996, and for the three-month periods ended March 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operating results for the full year.


NOTE 2   PER SHARE INFORMATION

     Net earnings (loss) per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include options and warrants to purchase common stock and are included in the computation using the treasury stock method if they would have a dilutive effect. Fully diluted earnings (loss) per share for the three months ended March 31, 1996 was anti-dilutive and therefore are the same as primary earnings (loss) per share.

NOTE 3   INVENTORIES

     Inventories, which consist primarily of laser system parts and components, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                                   March 31, 1996        December 31, 1995
                                   --------------        -----------------


     Raw materials                   $1,991,429             $  839,984
     Work-in-process                         --                431,766
     Finished goods                     738,270                280,000
     Test equipment-clinical
       trials                           165,000                285,000
                                     ----------             ----------
                                     $2,894,699             $1,836,750
                                     ==========             ==========

NOTE 4     STOCKHOLDERS' EQUITY

     Private Placement Offerings
     ---------------------------
     On January 10, 1996, the Company completed a private placement of Series A Convertible Preferred Stock (Preferred Stock), yielding net proceeds after related costs of $5.39 million. The Company also issued warrants to purchase 17,509 shares of Common Stock at $13.25 per share to the placement agent. The Preferred Stock is convertible into the Company's Common Stock at the option of the holders at any time from April 9, 1996 to January 10, 1998, on which date all Preferred Stock remaining outstanding will automatically be converted into Common Stock. The number of shares of Common Stock issuable upon the conversion of each of the 116 shares of Preferred Stock equals the purchase price of such share($50,000)divided by a conversion price equal to the lesser of $14.18 per common share or 85% of the average closing price of the Common Stock during the five trading days preceding the conversion date, subject to a minimum conversion price.

     The Company, subject to certain conditions, has the right to redeem the Preferred Stock for cash or cause it to be converted to Common Stock. Dividends on the Preferred Stock are cumulative and accrue at an annual rate of 10% on the issue price and are payable in Common Stock or cash, at the Company's option, at the time of conversion or redemption of the Preferred Stock.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Net Sales. The following table presents the Company's net sales by major operating segments: technology related products and services and health care services for the three month periods ended March 31, 1996 and 1995.

                         For the quarter ended        For the quarter ended
                            March 31, 1996                March 31, 1995
                        Net Sales    % of Total       Net Sales   % of Total
                        ----------   ----------       ---------   ----------
Technology related      $1,984,350        43%         $3,359,458       75%
Health care services     2,724,897        60%          1,129,106       25%
Intercompany revenues     (125,609)       (3%)                --       --
                        ----------       ----         ----------       --
Total net sales         $4,583,638       100%         $4,488,564      100%
                        ==========       ====         ==========      ====

                           1996        % Change          1995
                           ----        --------          ----
Net Sales               $4,583,638       2.1%         $4,488,564
                        ==========       ====         ==========

Net sales in the first quarter of 1996 were $4,583,638 compared to $4,488,564 (for an increase of $95,074)during the same period in 1995. This increase was primarily attributable to (i) increased revenues generated by The Farris Group; and (ii) revenues generated by the Company's new subsidiary, MEC Health Care, Inc. (MEC), acquired on October 5, 1995. The Farris Group and MEC generated revenues of $1,334,576 and $1,390,321, respectively. The increase in health care services revenue was largely offset by a decrease in sales of technology related products and services of $1,375,108. Net of returns, seven laser systems were sold in the first quarter of 1996 compared to ten systems sold over the same period in 1995. Sales returns in the first quarter of 1996 exceeded the amount of the Company's reserves for returns and accounted for approximately 20 percent of the Company's loss from operations. The decrease in laser systems sold from levels in the latter part of 1995 is primarily the result of the Company's revised credit policy. Due to this policy, five of the fifteen orders received during the first quarter of 1996 were rejected because the terms offered were inconsistent with the Company's credit policy. The impact on sales over the remainder of 1996 of more restrictive credit policies cannot currently be determined. In addition, the average sales price per system decreased approximately five percent from 1995 average levels. Included in the first quarter of 1995 were non-recurring revenues from the sale of revenue rights from procedure fees at six surgical centers located in China in the amount of $600,000.

Cost of goods sold; gross profits. The following table presents a comparative analysis of cost of goods sold, gross profit and gross profit margins.

                     For the quarter ended       %         For the quarter ended
                        March 31, 1996         Change          March 31, 1995
                        --------------         ------           --------------
Overall:
 Cost of goods sold      $  634,047              (14%)         $  737,728
 Provider payments          934,958              N/A                   --
 Gross profit             3,014,633                             3,750,836
 Gross profit percentage        66%                                   84%

Technology related only:
 Gross profit             1,350,303                             2,621,730
 Gross profit percentage        68%                                   78%

Gross profit margins were 66% of net sales in the first quarter 1996 compared to 84% for the same period in 1995. The gross profit margin decrease was attributable to (i) a lower average sales price for lasers sold during the period; and (ii) the sale of the Company's future revenue rights for six lasers in China for $600,000 in the first quarter of 1995. The sale of the Company's future revenue rights did not involve any cost of sales. Excluding such revenue, the gross profit percentage in the first quarter of 1995 was 73 percent.

Research, development and regulatory expenses. The following table presents a comparative analysis of research, development and regulatory expenses.

                       For the quarter ended               For the quarter ended
                          March 31, 1996      % Change        March 31, 1995
                          --------------      --------        --------------

Research, development
and regulatory               $736,132           235%             $219,678

As a % of technology
related net sales                 37%                                  7%

Research, development and regulatory expenses for the three months ended March 31, 1996 were $736,132, an increase of $516,454, or 235% from such expenditures during the same period in 1995. The increase in research, development and regulatory expenses can primarily be attributed to ongoing research and development of new refractive laser systems, including refinements to the LaserScan 2000, continued software development for the excimer lasers, and continued development of the LaserHarmonic solid state laser. Regulatory expenses have increased as a result of the Company's continuation of FDA clinical trials for myopia and the development of additional protocols for submission to the FDA.

Selling, general and administrative expenses. The following table presents a comparative analysis of selling, general and administrative expenses.

                      For the quarter ended               For the quarter ended
                          March 31, 1996       % Change       March 31, 1995
                          --------------       --------       --------------

Selling, general and
 administrative            $4,186,597            105%           $2,040,942

As a % of net sales               91%                                  45%

Selling, general and administrative expenses increased $2,145,655 for the first quarter 1996 compared to the same period in 1995. The primary reasons for these increases include higher selling expenses from the increased sale of lasers in international markets throughout the past year, including warranty related costs, increased employment and other operating expenses as a result of the acquisition of MEC in October 1995, a general increase in technology related personnel and costs as a result of the growth of the Company during 1995, the establishment of a manufacturing facility in Costa Rica and resources devoted to the Company's strategy related to managed vision care. As a result of increased selling activities for the Company's laser in international markets, beginning in March 1995, the Company significantly increased its in-house marketing staff. Such expenses include salaries and benefits, commissions on laser sales, training, consulting, communication and travel-related costs.

During the first quarter of 1996, the Company continued to increase its reserve for uncollectible accounts. However, there can be no assurance that the reserve will be sufficient to cover actual write-offs over time. Actual write-offs that materially exceed any amounts reserved ($1,140,000 at March 31, 1996) could have a material adverse effect on the Company's financial condition and results of operations. At March 31, 1996, the Company's net trade accounts and notes receivable aggregated approximately $12.2 million. Accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, aggregated approximately $1.9 million at March 31, 1996. Legal and accounting expenditures continue to be incurred as a result of ongoing regulatory filings, general corporate issues, litigation and patent issues.

Income (loss) from operations. There was an operating loss of $1,908,096 in the first quarter 1996 compared to income from operations of $1,490,216 for the same period in 1995. The decline in operating results can be attributed primarily to the decrease in sales of the Company's lasers, the first quarter 1995 sale of the Company's revenue rights to be generated from procedure fees, and an overall increase in expenses, including research and development, regulatory and selling, general and administrative expenses.

Other income and expenses. During the first quarter of 1995, the Company received aggregated payments of $980,125 in settlement of its claims against Residue Recovery Corp., and recognized a non-recurring gain.

Interest and dividend income was $54,746 in the first quarter 1996 compared to $66,600 for the same period in 1995. Interest and dividend income was earned from the Company's cash deposits and short-term investments. Interest expense incurred was $26,364 in the first quarter of 1996 compared to $15,091 for the same period in 1995. Interest expense incurred by the Company in the first quarter of 1996 and 1995 related primarily to the notes payable to the former owner of The Farris Group and, in 1996, to the former owners of MEC.

Income taxes. For the three months ended March 31, 1996, the Company recorded an income tax benefit of $647,950. For the quarter ended March 31, 1995, the provision for taxes of $600,000 reflected an effective income tax rate of 24% resulting from utilization of net operating loss carryforwards and income tax credits.

Net income (loss). Net loss for the first quarter of 1996 was $1,231,764 compared to a net income of $1,921,850 for the same period in 1995. The loss is attributed to the decreased revenues from technology related products and services and higher operating expenses as previously described for the first quarter of 1996.

Earnings per share. Earnings (loss) per primary and fully diluted share decreased to ($0.19) for the first three months of 1996 compared to $0.29 for the same period in 1995. The decrease is attributed to the net loss in the first quarter of $1,231,764. All 116 shares of the Company's Series A Convertible Preferred Stock ("Preferred Stock") became convertible into Common Stock on April 9, 1996. As of the date of this filing, 11,495 shares of Common Stock had been issued upon the conversion of two shares of such Preferred Stock (including shares of Common Stock payable as accrued dividends on such converted shares). The number of shares of Common Stock issuable upon the conversion of the remaining 114 shares of Preferred Stock will depend on the market price of the Common Stock shortly before the conversion and, to a lesser extent, on the amount of dividends that have accrued on the Preferred Stock through the conversion date. See Note 4 of Notes to Condensed Consolidated Financial
Statements. The conversion of the Preferred Stock will increase shares outstanding and thereby reduce per share operating results.

Liquidity and Capital Resources
- -------------------------------

Working capital increased $4,137,336 from $7,071,527 at December 31, 1995 to $11,208,863 as of March 31, 1996. This increase in working capital resulted primarily from the proceeds from issuance of preferred stock. The proceeds were used primarily for repayment of debt and funding general operations.

Operating activities used net cash of $1,762,808 during the first three months of 1996, compared to $71,157 of net cash used in operations during the same period in 1995. This decrease is primarily attributable to a first quarter 1996 net loss of $1,231,764 compared to a net income of $1,921,850 for the same period in 1995. Other factors resulting in this decrease include the significant growth in inventories resulting from increased production of the Company's lasers. The first quarter net loss and growth in inventories offset a decrease in accounts receivable of $1,014,336 resulting from cash collections. The Company used $197,578 in cash for investing activities in the first quarter of 1996 compared to $53,887 in the same period in 1995. Net cash used in investing activities during the first quarter of 1996 can be primarily attributed to the purchase of office and computer equipment. Net cash provided by financing activities during the first quarter of 1996 was $4,156,161, consisting of net proceeds from the sale of common and preferred stock totaling $5,420,261 net of a repayment of $1,264,100 in notes payable relating to the Company's acquisitions of The Farris Group in February 1994 and MEC in October 1995.

The Company believes that its balances of cash and cash equivalents along with operating cash flows will be sufficient to fund its anticipated working capital requirements for the next twelve month period based on modest growth and anticipated collection of receivables. However, approximately $3 million of the Company's outstanding receivables are due to be collected in June and July 1996. A failure to collect timely a material portion of such receivables could have a material adverse effect on the Company's liquidity. The Company continues to assess its credit policy and the terms it will make available to individual customers. As a result of a growing presence in a number of countries and continued acceptance of the LaserScan 2000 and Compak-200, the Company does not intend to internally finance a significant number of sales over extended periods in the future. The Company is working with financing companies to involve them in appropriate transactions at an early stage, as well as to assess the use of current receivables as collateral for a line of credit. However, during the first quarter of 1996, no new sales or existing receivables were financed through third-party sources (except that approximately $1.0 million of receivables from first quarter sales were secured by third-party letters of credit). There can be no assurance as to the terms or amount of such third-party financing, if any, that the Company's customers may obtain in the future. The Company is placing greater emphasis on the terms and collection timing of future sales.

All of the shares of stock of MEC owned by the Company are being held in escrow pending the Company's payment in full of a promissory note in the original principal amount of $1,799,100 and a current principal amount of $1,000,000 (the "MEC Note") issued by the Company as part of the consideration for its acquisition of MEC in October 1995. The MEC Note was originally due on demand on or after April 1, 1996, but has been extended to be due on demand on or after July 1, 1996. If the Company were to default under the MEC Note, the former shareholders of MEC would be entitled to regain ownership of all such shares.

The Company expects to continue manufacturing of its medical lasers for international sales and to continue a variety of research, development and regulatory activities over the next twelve months and it is anticipated that such research and development, manufacturing and selling-related expenditures will be significant expenses in the foreseeable future. The existing infrastructure of the Company's health care related services can absorb significant growth without significant capital investment. The Company expects to devote resources to its managed care strategies involving MEC and the acquisition of selected ophthalmic practices.

The Company is receptive to joint venture discussions with compatible companies for the development and operation in international markets of surgical centers that will utilize the Company's products or provide synergies to the development of optometric networks. In addition to cash contributions that may be available from joint venture partners, the Company is also seeking complementary strengths and other synergies that may provide strategic advantages. The Company has no present commitments for joint venture relationships, and no assurance can be given that any such relationships will be secured on terms satisfactory to the Company.

The Company may seek additional capital through conventional debt financing or joint ventures from third-party sources, or by the public or private sale of additional equity securities to fund its increased manufacturing and sales activities, to consummate future strategic acquisitions, or to accelerate its implementation of managed care strategies. The Company has no present commitments to obtain such capital, and no assurance can be given that the Company will be able to obtain additional capital on terms satisfactory to the Company. To the extent that future financing requirements are satisfied through the issuance of equity securities, holders of Common Stock may experience significant dilution in earnings per share and in net book value per share of the Common Stock. Debt financing could result in a substantial portion of the Company's cash flow from operations being dedicated to the payment of principal and interest on such indebtedness and may render the Company more vulnerable to competitive pressures and economic downturns.

                           PART II - OTHER INFORMATION

ITEM 1    Legal Proceedings

Public Company Publishing, Inc. On May 10, 1996, the Company received from counsel to Public Company Publishing Inc. ("PCP") a copy of a complaint which such counsel stated had been filed in the Circuit Court for Orange County, Florida by PCP. The complaint alleges that the Company breached a written agreement between PCP and the Company dated July 10, 1992, as modified by a written agreement between PCP and the Company dated October 30, 1992, pursuant to which agreements PCP was to receive certain options to purchase Common Stock in exchange for rendering financial consulting services to the Company. The complaint alleges that the options entitled PCP to purchase an aggregate of 180,000 shares of Common Stock as follows: 60,000 shares at $4.00 per share through July 1997, 60,000 shares at $9.25 per share through January 1998, and 60,000 shares at $4.62 per share through July 1998. The complaint seeks monetary damages in an unspecified amount for breach of contract and unjust enrichment, as well as specific performance of the options. The Company intends to present a vigorous defense. In the opinion of management, the ultimate disposition of this case will not have a material adverse effect on the financial condition of the Company.

Certain other legal proceedings against the Company are described in Item 3 (Legal Proceedings) of the Company's Form 10-K for the year ended December 31, 1995.

ITEM 2    Changes in Securities

     a) Not applicable.

     b) As previously reported, the Company completed a private placement of its Series A Convertible Preferred Stock ("Preferred Stock") on January 10, 1996. Holders of the Preferred Stock are entitled to a liquidation preference equal to its issue price (an aggregate of $5.8 million) plus accrued but unpaid dividends. Holders of the Preferred Stock are also entitled to a preference as to dividends which accrue in the amount of 10% per annum on the issue price and are payable upon the conversion or exchange of the Preferred Stock. The Preferred Stock is convertible into Common Stock. See Note 4 of Notes to Condensed Consolidated Financial Statements. For further information, see the Company's Form 8-A/A (Amendment No. 2) filed with the Commission on April 26, 1996.

ITEM 3    Defaults Upon Senior Securities

     Not applicable.

ITEM 4    Submission of Matters to a vote of Security Holders

     Not applicable.


ITEM 5    Other Information

     Not applicable.

ITEM 6    Exhibits and Reports on Form 8-K

     a) Exhibits

                                  EXHIBIT INDEX
                                  -------------
                                                                         PAGE
                                                                         ----
     Exhibit 2 - Plans of Acquisition, Reorganization

     2.1 See Exhibits 10.3, 10.8, 10.10 and 10.19.

     Exhibit 4 - Instruments Defining the Rights of Security Holders

     4.1 Instruments defining the rights of security holders are set forth in the Articles of Incorporation, as amended, and is incorporated herein by reference from Form 8-A/A filed January 18, 1996.

     Exhibit  10 - Material  Contracts

     10.1 Agreement dated April 1, 1992, between International Business Machines Corporation and LaserSight Incorporated (filed as Exhibit 10.1 on Form 10-K for the year ended December 31, 1995*).

     10.2 Covenant Not to Compete entered into between LaserSight Incorporated and Dr. J. T. Lin (filed as Exhibit 10(c) to the Company's Registration Statement on Form S-18.*)

     10.3 Agreement for Purchase and Sale of Stock by and among LaserSight Centers Incorporated, its stockholders and LaserSight Incorporated dated January 15, 1993 (filed as
          Exhibit 2 to the  Company's  Form 8-K/A filed on January 25,
          1993*).

     10.4 Amendment to Agreement for Purchase and Sale of Stock by and among LaserSight Centers Incorporated, its stockholders, and LaserSight Incorporated dated April 5, 1993 (filed as
          Exhibit 2 to the  Company's  Form  8-K/A  filed on April 19,
          1993*).

     10.5 Royalty Agreement by and between LaserSight Centers Incorporated and LaserSight Partners dated January 15, 1993 (filed as Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1995*).

     10.6 Exchange Agreement dated January 25, 1993 between LaserSight Centers Incorporated and Laser Partners (filed as Exhibit
          10.6 to the Company's  Form 10-K for the year ended December
          31,  1995*).

     10.7 Stipulation and Agreement of Compromise, Settlement and Release dated April 18, 1995 among James Gossin, Francis E. O'Donnell, Jr., J.T. Lin, Wen S. Dai, Emanuela Dobrin-Charlton, C.H. Huang, W. Douglas Hajjar, and
          LaserSight Incorporated (filed as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1995*).

     10.8 Agreement for Purchase and Sale of Stock dated December 31, 1993, among LaserSight Incorporated, MRF, Inc., and Michael R.Farris (filed as Exhibit 2 to the Company's Form 8-K filed on December 31, 1993*).

     10.9 First Amendment to Agreement for Purchase and Sale of Stock by and among MRF, Inc., Michael R. Farris and LaserSight Incorporated dated December 28, 1995 (filed as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1995*).

    10.10 Contribution Agreement dated July 7, 1994, between LaserSight Incorporated and LaserSight Technologies, Inc. (filed as Exhibit 2.6 to the Company's Form 10-K for the year ended December 31, 1994*).

- ----------
    *    Incorporated herein by reference.  File No. 0-19671

                                                                         PAGE
                                                                         ----
    10.11 Research and  Development  Consulting  Agreement dated March
          31, 1995  between  LaserSight  Technologies,  Inc. and J. T.
          Lin, Ph.D. (filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1995*).

    10.12 Technology Transfer Agreement dated July 25, 1995 between LaserSight Technologies, Inc., J.T. Lin, Ph.D. and Photon Data, Inc. (filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1995*).

    10.13 LaserSight  Incorporated  1995 Stock  Option  Plan (filed as
          Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1995*).

    10.14 Consulting Agreement dated June 21, 1994 by and between LaserSight Incorporated and Emanuela Dobrin-Charlton (filed as Exhibit 10.14 to the Company's Form 10-K for the year ended December 31, 1995*).

    10.15 Consulting Agreement dated June 7, 1995 by and between LaserSight Incorporated and Richard C. Lutzy (filed as
          Exhibit 10.15 to the Company's Form 10-K for the year ended December 31, 1995*).

    10.16 Modified Promissory Note between LaserSight Incorporated, EuroPacific Securities Services, GmbH and Co. KG and Wolf Wiese (filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended September 30, 1995*).

    10.17 Employment Agreement by and between LaserSight Incorporated and Michael R. Farris dated December 28, 1995 (filed as
          Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1995*).

    10.18 Employment Agreement dated December 28, 1995 by and between LaserSight Incorporated and David Pieroni (filed as Exhibit
          10.18 to the Company's Form 10-K for the year ended December
          31, 1995*).

    10.19 Agreement and Plan of Merger by and among LaserSight Incorporated, MEC Health Care, Inc., Dr. Mark B. Gordon, O.D. and Dr. Howard M. Levin, O.D., dated August 28, 1995 as amended as of October 5, 1995 (filed as Exhibit 2 to the Company's Form 8-K filed on October 19, 1995*).

    10.20 Manufacturer's Representative Agreement by and between LaserSight Technologies, Inc. and Natural Vision of Malta dated September 1, 1995 (filed as Exhibit 10.20 to the Company's Form 10-K for the year ended December 31, 1995*).

    10.21 Patent License Agreement dated December 21, 1995 by and between Francis E. O'Donnell, Jr. and LaserSight Centers, Inc. (filed as Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1995*).

     Exhibit 11 Statement of Computation of Per Share Earnings             17

     Exhibit 27 Financial Data Schedule                                    18

     b)  Reports on Form 8-K

     On January 12, 1996, the Company filed with the Commission a Current Report on Form 8-K regarding its completion of a private placement of Series A Convertible Preferred Stock.

- ----------
    *        Incorporated herein by reference.  File No. 0-19671

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LaserSight Incorporated



Dated:    May 14 , 1996                   By: /s/ Michael R. Farris
        -------------------------             ------------------------
                                                Michael R. Farris,
                                                Chief Executive Officer



Dated:    May 14 , 1996                   By: /s/ Gregory L. Wilson
        -------------------------             ------------------------
                                                Gregory L. Wilson,
                                                Chief Financial Officer








                                                                       .