Form 10-Q
period 1996-06-30
LASERSIGHT INC /DE
filed 1996-08-13
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1996.

                                                         or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

       For the Transition period from                 to
                                        -------------    ---------------.

Commission File Number:  0-19671

                             LASERSIGHT INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                          65-0273162
- ------------------------                      ---------------------------------
(State of Incorporation)                      (IRS Employer Identification No.)



                 12161 Lackland Road, St. Louis, Missouri 63146
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (314) 469-3220
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes     X          No
     -------           -------

         The Number of shares of the registrant's Common Stock outstanding as of August 9, 1996 is 7,629,228.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES



                                      INDEX                                PAGE

PART I.    FINANCIAL INFORMATION

           Item 1.  Condensed Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets as of
                    June 30, 1996 and December 31, 1995                     3

                    Condensed Consolidated Statements of Operations
                    for the Three  Month  Periods and Six Month
                    Periods Ended June 30, 1996 and 1995                    4

                    Condensed Consolidated Statements of Cash Flows
                    for the Six Month Periods Ended June 30, 1996
                    and 1995                                                5

                    Notes to Condensed Consolidated Financial Statements    6


           Item 2.  Management's  Discussion and Analysis of Financial
                    Condition and Results of Operations                     8


PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings                                       16

           Item 2.  Changes in Securities                                   16

           Item 3.  Defaults Upon Senior Securities                         16

           Item 4.  Submission of Matters to a Vote of Security Holders     17

           Item 5.  Other Information                                       17

           Item 6.  Exhibits and Reports on Form 8-K                        18



                                             PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                        LASERSIGHT INCORPORATED AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,        December 31,
                                                                                           1996              1995
                                                                                     ---------------    --------------
CURRENT ASSETS                                            ASSETS                       (Unaudited)
  Cash and cash equivalents                                                              $2,735,961        $1,598,339
  Trade accounts receivable, net                                                          6,222,882         8,512,744
  Notes receivable - current portion, net                                                 2,858,301         1,632,221
  Inventory                                                                               2,774,756         1,836,750
  Deferred tax assets                                                                       472,000           221,000
  Income taxes recoverable                                                                  335,706                 -
  Other current assets                                                                      190,695           378,905
                                                                                     ---------------    --------------
                                                     TOTAL CURRENT ASSETS                15,590,301        14,179,959

NOTES RECEIVABLE, less current portion, net                                               4,090,630         3,026,148
FURNITURE AND EQUIPMENT, net                                                              1,162,929         1,045,481
GOODWILL, net                                                                             8,417,186         8,640,645
OTHER ASSETS, net                                                                         2,196,784         2,210,260
                                                                                     ---------------    --------------
                                                                                        $31,457,830       $29,102,493
                                                                                     ===============    ==============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                                                                       $2,248,892        $2,088,736
  Notes payable - related parties                                                         1,000,000         2,264,100
  Accrued expenses                                                                          306,087           492,641
  Accrued commissions                                                                     1,649,339         1,777,007
  Dividends payable on preferred stock                                                      245,780                 -
  Income taxes payable                                                                            -           314,205
  Other current liabilities                                                                 366,176           171,743
                                                                                     ---------------    --------------
                                                  TOTAL CURRENT LIABILITIES               5,816,274         7,108,432

REFUNDABLE DEPOSITS                                                                         293,000           425,000
ACCRUED COMMISSIONS                                                                         441,830           518,920
DEFERRED INCOME TAXES                                                                       600,000           630,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock - par value $.001 per share;  authorized 10,000,000
   shares; 104 issued and outstanding at June 30, 1996                                            -                 -
 Common stock - par value $.001 per share; authorized 20,000,000 shares;
   7,261,175 and 7,186,032 shares issued at June 30,1996 and December 31,
   1995, respectively                                                                         7,261             7,186
 Additional paid-in capital                                                              27,087,214        21,944,000
 Obligation to issue common stock                                                           780,125           780,125
 Stock subscription receivable                                                          (1,140,000)       (1,140,000)
 Accumulated deficit                                                                    (1,795,165)         (538,461)
 Less treasury stock, at cost; 170,200 shares                                             (632,709)         (632,709)
                                                                                     ---------------    --------------
                                                                                         24,306,726        20,420,141
                                                                                     ---------------    --------------
                                                                                        $31,457,830       $29,102,493
                                                                                     ===============    ==============


  See accompanying notes to the condensed consolidated financial statements.


                                   LASERSIGHT INCORPORATED AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                   Three Months Ended                        Six Months Ended
                                                        June 30,                                 June 30,
                                          -------------------------------------     ------------------------------------
                                               1996                 1995                 1996                1995
                                          ---------------      ----------------     ----------------    ----------------

REVENUES, Net                                 $5,992,612            $6,074,664          $10,576,250         $10,563,228

COST OF SALES                                    830,498             1,160,283            1,464,545           1,898,011
PROVIDER PAYMENTS                                994,538                                  1,929,496
                                          ---------------      ----------------     ----------------    ----------------

GROSS PROFIT                                   4,167,576             4,914,381            7,182,209           8,665,217

RESEARCH, DEVELOPMENT AND REGULATORY
  EXPENSES                                       311,490               238,470            1,047,622             458,148

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                     3,907,671             3,707,704            8,094,268           5,748,646
                                          ---------------      ----------------     ----------------    ----------------

INCOME (LOSS) FROM OPERATIONS                   (51,585)               968,207          (1,959,681)           2,458,423

OTHER INCOME AND EXPENSES
  Interest and dividend income                    35,168                28,564               89,914              95,164
  Interest expense                              (21,224)               (9,276)             (47,588)            (24,367)
  Other                                               --               350,000                   --           1,330,125
                                          ---------------      ----------------     ----------------    ----------------

NET INCOME (LOSS) BEFORE INCOME TAXES
                                                (37,641)             1,337,495          (1,917,355)           3,859,345

INCOME TAX EXPENSE (BENEFIT)                    (12,701)               400,000            (660,651)           1,000,000
                                          ---------------      ----------------     ----------------    ----------------

NET INCOME (LOSS)                              ($24,940)              $937,495         ($1,256,704)          $2,859,345
                                          ===============      ================     ================    ================

EARNINGS (LOSS) PER COMMON SHARE

  Primary:                                       ($0.02)                 $0.14              ($0.22)               $0.43
                                          ===============      ================     ================    ================
  Assuming full dilution:                        ($0.02)                 $0.14              ($0.22)               $0.43
                                          ===============      ================     ================    ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING
  Primary:                                     7,051,000             6,731,000            7,035,000           6,682,000
                                          ===============      ================     ================    ================
  Assuming full dilution:                      7,089,000             6,789,000            7,084,000           6,725,000
                                          ===============      ================     ================    ================


        See accompanying notes to condensed consolidated financial statements


                                     LASERSIGHT INCORPORATED AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                                    (Unaudited)

                                                                                   1996                   1995
                                                                            ------------------     ------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                                             $  (1,256,704)           $ 2,859,345
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
  Depreciation and amortization                                                       425,877                150,338
  Increase in accounts and notes receivable                                              (700)            (5,512,616)
  Increase in inventory                                                              (938,006)              (282,924)
  Increase in accounts payable                                                        160,156                393,137
  (Decrease) increase in accrued liabilities                                         (196,879)             1,229,511
  (Decrease) increase in income taxes                                                (930,911)               942,000
  Other                                                                                (3,339)                76,202
                                                                            ------------------     ------------------

NET CASH USED IN OPERATING ACTIVITIES                                              (2,740,506)              (145,007)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                                                (246,863)              (184,581)
                                                                            ------------------     ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net                                              --              1,288,332
  Proceeds from exercise of stock options                                              46,940                243,834
  Repayments of notes payable - related party                                        (799,100)                    --
  Repayments of notes payable - officer                                              (465,000)              (500,000)
  Proceeds from issuance of preferred stock, net                                    5,342,151                     --
                                                                            ------------------     ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           4,124,991              1,032,166
                                                                            ------------------     ------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                               1,137,622                702,578

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                               1,598,339              1,882,528
                                                                            ------------------     ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 2,735,961            $ 2,585,106
                                                                            ==================     ==================


   See accompanying notes to the condensed consolidated financial statements.


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 Six Month Periods Ended June 30, 1996 and 1995

NOTE 1   BASIS OF PRESENTATION

     The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (the Company) as of June 30, 1996, and for the three month periods and six month periods ended June 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2   PER SHARE INFORMATION

     Net earnings (loss) per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include options and warrants to purchase Common Stock and are included in the computation using the treasury stock method if they would have a dilutive effect. Fully diluted earnings (loss) per share for the three and six month periods ended June
     30, 1996 was anti-dilutive and therefore, except for the impact of Preferred Stock converted to Common Stock during the period (see Note 4), are the same as primary earnings (loss) per share.

NOTE 3   INVENTORIES

     Inventories, which consist primarily of laser system parts and components, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                                          June 30, 1996        December 31, 1995
                                          -------------        -----------------

     Raw materials                         $1,548,381                $839,984
     Work-in-process                          739,506                 431,766
     Finished goods                           156,869                 280,000
     Test equipment-clinical trials           330,000                 285,000
                                              -------                 -------
                                           $2,774,756              $1,836,750
                                           ==========              ==========

NOTE 4    STOCKHOLDERS' EQUITY

     Private Placement Offerings
     ---------------------------
     On January 10, 1996, the Company completed a private placement of Series A Convertible Preferred Stock (Preferred Stock), yielding net proceeds after related costs of $5.34 million. The Company also issued warrants to purchase 17,509 shares of Common Stock at $13.25 per share to the placement agent. The Preferred Stock is convertible into the Company's Common Stock at the option of the holders at any time from April 9, 1996 to January 10, 1998, on which date all Preferred Stock remaining outstanding will automatically be converted into Common Stock. The number of shares of Common Stock issuable upon the conversion of each of the 116 shares of Preferred Stock equals the purchase price of such share ($50,000) divided by a conversion price equal to the lesser of $14.18 per common share or 85% of the average closing price of the Common Stock during the five trading days preceding the conversion date, subject to a minimum conversion price. At June 30, 1996, 104 shares of Preferred Stock were outstanding. The con-version of 12 shares of Preferred Stock through June 30, 1996 resulted in the issuance of 65,643 shares of Common Stock. A registration statement relating to the potential resale of shares of Common Stock, including shares issued or issuable upon the conversion or exchange of the Preferred Stock, was declared effective by the SEcurities and Exchange Commission on July 12, 1996.

     The Company, subject to certain conditions, has the right to redeem the Preferred Stock for cash or cause it to be converted to Common Stock. Dividends on the Preferred Stock are cumulative and accrue at an annual rate of 10% on the issue price and are payable in Common Stock or cash, at the Company's option, at the time of conversion or redemption of the Preferred Stock.

NOTE 5   SUBSEQUENT EVENT

     Practice Acquisition
     --------------------
     On July 3, 1996, the Company acquired the assets of the Northern New Jersey Eye Institute (NNJEI). NNJEI is an ophthalmic practice comprised of three ophthalmologists, two of which are trained to perform photorefractive keratectomy, and an ambulatory surgery center.

     The Company acquired NNJEI's assets in exchange for 205,598 shares of unregistered common stock and a $340,000 promissory note with interest at
     5.05 percent, payable on or before September 13, 1996. Up to a maximum of 102,798 additional shares may be issuable in two years if the Company's stock price is lower than $15.00 at that time. In addition, the Company entered into a 25-year service agreement with the physicians to provide management, administrative, and related services. The Company will receive a minimum management fee, after practice expenses as defined in the agreement, totalling $1,257,000 during the first three years. Such amount is guaranteed by the selling physicians.

     Subsequent to the acquisition of NNJEI's assets, the Company entered into an agreement for the sale and leaseback of certain assets acquired. The lease, with a four year term, is classified as a capital lease in accordance with Financial Accounting Standards No. 13, "Accounting for Leases". The fair market value of the assets acquired was approximately $1 million and payments under the lease will approximate $300,000 annually commencing July 1996.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

Net Sales. The following table presents the Company's net sales by major operating segments: technology related products and services, and health care services for the three and six month periods ended June 30, 1996 and 1995.

                                           For the Three Month                                    For the Three Month
                                              Period Ended                                           Period Ended
                                              June 30, 1996                                          June 30, 1995
                                              -------------                                          -------------

                                           Net Sales     % of Total         % Change              Net Sales  % of Total
                                           ---------     ----------         --------              ---------  ----------

Technology related                        $3,479,057        58%              (25%)               $4,665,066      77%
Health care services                       2,622,753        44%               86%                 1,409,598      23%
Intercompany revenues                      (109,198)        (2%)              N/A                        --      --
                                           ---------        ----                                 ----------     ----

Total net sales                           $5,992,612        100%              (1%)               $6,074,664     100%
                                          ==========        ====                                 ==========     ====



                                            For the Six Month                                    For the Six Month
                                              Period Ended                                          Period Ended
                                              June 30, 1996                                        June 30, 1995
                                              -------------                                        -------------

                                           Net Sales     % of Total         % Change              Net Sales   % of Total
                                           ---------     ----------         --------              ---------   ----------

Technology related                        $5,463,407        51%               (32%)              $8,024,524       76%
Health care services                       5,347,650        51%               111%                2,538,704       24%
Intercompany revenues                       (234,807)       (2%)               N/A                       --        --
                                           ---------        ----                                 ----------      ----

Total net sales                          $10,576,250        100%              (.1%)             $10,563,228      100%
                                         ===========        ====                                ===========      ====

Net sales in the second quarter of 1996 were $5,992,612 compared to $6,074,664 (for a decrease of $82,052) over the same period in 1995. Net sales for the six month period ended June 30, 1996, increased by $13,022 to $10,576,250 from the same period in 1995. The increase in health care services revenue was attributable to revenues generated by the Company's subsidiary, MEC Health Care, Inc. (MEC), acquired on October 5, 1995. The additional revenues generated from MEC were offset primarily by a decrease in sales of technology related products and services during the three and six month periods ended June 30, 1996, of $1,186,009 and $2,561,117, respectively. Thirteen laser systems were sold in the second quarter of 1996 compared to 15 systems sold during the same period in 1995. Net of returns, 20 laser systems were sold during the six month period ended June 30, 1996, compared to 26 systems sold during the same period in 1995. The decrease in the number of laser systems sold from levels during 1995 is primarily the result of the Company's revised credit policy which established more stringent criteria for acceptable sales terms. The impact on sales over the remainder of 1996 of more restrictive credit policies, if any, cannot currently be determined. In addition, the average sales price per laser system sold during the six months ended June 30, 1996 declined approximately four percent compared to the average in the same period in the prior year. Included in the first quarter of 1995 were non-recurring revenues from the sale of revenue rights from procedure fees at six surgical centers located in China in the amount of $600,000.

Cost of goods sold; gross profits. The following tables present a comparative analysis of cost of goods sold, gross profit and gross profit margins for three and six month periods ended June 30, 1996 and 1995.



                                                   For the Three Month                       For the Three Month
                                                       Period Ended                             Period Ended
                                                      June 30, 1996             % Change        June 30, 1995
                                                      -------------             --------        -------------

         Overall:
           Cost of goods sold                           $ 830,498                (28%)          $1,160,283
           Provider payments                              994,538                 N/A                   --
           Gross profit                                 4,167,576                                4,914,381
           Gross profit percentage                            70%                                      81%


         Technology related only:
           Gross profit                                 2,648,559                                3,504,783
           Gross profit percentage                            76%                                      75%


                                                    For the Six Month                        For the Six Month
                                                       Period Ended                             Period Ended
                                                      June 30, 1996             % Change        June 30, 1995
                                                      -------------             --------        -------------

         Overall:
           Cost of goods sold                          $1,464,545                (23%)          $1,898,011
           Provider payments                            1,929,496                 N/A                  --
           Gross profit                                 7,182,209                                8,665,217
           Gross profit percentage                            68%                                      82%

         Technology related only:
           Gross profit                                 3,998,862                                6,126,513
           Gross profit percentage                            73%                                      76%

Gross profit margins were 70% of net sales in the second quarter of 1996 compared to 81% for the same period in 1995. For the six month periods ended
June 30, 1996 and 1995, gross profit margins were 68% and 82%, respectively. The gross profit margin decrease was attributable primarily to the addition of MEC which, for the three and six month periods ended June 30, 1996, operated at a gross profit percentage of 27% and 30%, respectively and, to a lesser extent, a lower average sales price for lasers sold during the first two quarters of 1996 and the sale of the Company's future revenue rights for six laser systems in China for $600,000 in the first quarter of 1995. The Company believes MEC's gross profit percentage is reflective of the managed care industry. There are no cost of sales associated with revenues generated by the sale of the Company's future revenue rights.

Research, Development and Regulatory Expenses. The following tables present a comparative analysis of research, development and regulatory expenses.

                         For the Three Month                 For the Three Month
                            Period Ended                        Period Ended
                            June 30, 1996       % Change        June 30, 1995
                            -------------       --------        -------------



Research, development
 and regulatory              $  311,490           31%                $238,470

As a % of technology
 related net sales                   9%                                    5%

                         For the Six Month                     For the Six Month
                            Period Ended                          Period Ended
                           June 30, 1996        % Change         June 30, 1995
                           -------------        --------         -------------
Research, development
 and regulatory              $1,047,622           129%               $458,148

As a % of technology
 related net sales                  19%                                    6%

Research, development and regulatory expenses for the second quarter of 1996 were $311,490, an increase of $73,020, or 31% from such expenditures during the same period in 1995. Research, development and regulatory expenses for the six month period ended June 30, 1996, increased by $589,474 from $458,148 for the same period in 1995 or 129%. The increase in research, development and regulatory expenses can primarily be attributed to increased research and development of new refractive laser systems, including refinements to the LaserScan 2000, software development for the excimer lasers, and development of the LaserHarmonic solid state laser. Regulatory expenses have continued to increase as a result of the Company's continuation of current FDA clinical trials and the development of additional future protocols for submission to the FDA.

Selling, General and Administrative Expenses. The following tables present a comparative analysis of selling, general and administrative expenses.

                          For the Three Month                For the Three Month
                             Period Ended                       Period Ended
                             June 30, 1996      % Change        June 30, 1995
                             -------------      --------        -------------
Selling, general and
 administrative               $3,907,671            5%            $3,707,704

As a % of net sales                  65%                                 61%

                          For the Six Month                    For the Six Month
                             Period Ended                         Period Ended
                            June 30, 1996       % Change          June 30, 1995
                            -------------       --------          -------------
Selling, general and
 administrative               $8,094,268           41%            $5,748,646

As a % of net sales                  77%                                 54%

Selling, general and administrative expenses increased by $199,967 and $2,345,622 for the second quarter of 1996 and the first six months of 1996, respectively, over comparable periods in 1995. The primary reasons for these increases include higher selling expenses from the continued marketing and distribution of laser systems in international markets, increased employment and other operating costs as a result of the acquisition of MEC in October 1995, a general increase in technology related personnel and costs as a result of the growth of the Company during 1995, the establishment of a manufacturing facility in Costa Rica and resources devoted to the Company's strategy related to managed vision care. As a result of increased selling activities for the Company's laser in international markets, beginning in March 1995, the Company significantly increased its in-house marketing staff. Such expenses include salaries and benefits, commissions on laser sales, training, consulting and travel-related costs. Legal and accounting expenditures increased as a result of ongoing regulatory filings, general corporate issues, litigation and patent issues.

During the first six months of 1996, the Company continued to assess its reserve for uncollectible accounts. However, there can be no assurance that the reserve will be sufficient to cover actual write-offs over time. Actual write-offs that materially exceed any amounts reserved could have a material adverse effect on the Company's financial condition and results of operations. At June 30, 1996, the Company's trade accounts and notes receivable aggregated approximately $13.2 million, net of an allowance of approximately $1.1 million. Accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, aggregated approximately $2.1 million at June 30, 1996.

Income (Loss) from Operations. There was an operating loss of $51,585 in the second quarter of 1996 compared to income from operations of $968,207 for the same period in 1995. For the six month period ended June 30, 1996, there was an operating loss of $1,959,681 compared to income from operations of $2,458,423 for the same period in 1995. The decline in operating results can be attributed primarily to the decrease in sales of the Company's lasers, the 1995 first quarter sale of the Company's revenue rights to be generated from procedures fees, and an overall increase in expenses, including research and development, regulatory and selling, general and administrative expenses.

Other Income and Expenses. During the second quarter of 1995, the Company received a payment of $350,000 from the Company's former president in settlement of securities trading losses in 1993 and the first half of 1994 and recognized a non-recurring gain. In addition, during the first quarter of 1995, the Company received aggregated payments of $980,125 in settlement of its claims against Residue Recovery Corp., and recognized a non-recurring gain.

Interest and dividend income was $35,168 in the second quarter of 1996 compared to interest and dividend income of $28,564 for the same period in 1995. Interest and dividend income for the six-month period ended June 30, 1996 was $89,914 compared to interest and dividend income of $95,164 for the same period in 1995. Interest and dividend income was earned from the Company's cash deposits and short-term investments. Interest expense incurred was $21,224 in the second quarter of 1996 compared to interest expense of $9,276 for the same period in 1995. Interest expense for the six month period ended June 30, 1996 was $47,588 compared to interest expense of $24,367 for the same period in 1995. Interest expense incurred by the Company during the first two quarters of 1995 related primarily to the note payable to the former owner of The Farris Group and, in 1996, to the former owners of MEC.

Income Taxes. For the three months ended June 30, 1996, the Company recorded an income tax benefit of $12,701 compared to a provision for income taxes of $400,000 for the same period in 1995. For the six month period ended June 30, 1996, the Company recorded an income tax benefit of $660,651 compared to a provision for income taxes of $1,000,000 for the same period in 1995. The income tax benefit for the first and second quarters of 1996 has been computed based on an estimate of effective tax rates for calendar year 1996 and the availability of loss carrybacks. In 1995, the Company's provision for taxes reflected an effective income tax rate that resulted from utilization of net operating loss carryforwards and income tax credits.

Net Income (Loss). Net loss for the second quarter of 1996 was $24,940 compared to a net income of $937,495 for the same period in 1995. Net loss for the six month period ended June 30, 1996, was $1,256,704 compared to a net income of $2,859,345 for the same period in 1995. The loss is attributed to the decreased revenues from technology related products and services and higher operating expenses as previously described for the first and second quarter of 1996.

Earnings per Share. Earnings (loss) per primary and fully diluted share decreased to ($0.02) for the second quarter of 1996 compared to $0.14 for the same period in 1995. Earnings (loss) per primary and fully diluted share decreased to ($0.22) for the six month period ended June 30, 1996, compared to $0.43 for the same period in 1995. These decreases are attributable to the net loss incurred during both the first and second quarters of 1996. See Note 2 of Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
- -------------------------------
Working capital increased $2,702,500 from $7,071,527 at December 31, 1995 to $9,774,027 as of June 30, 1996. Cash and cash equivalents increased from $1,598,339 at December 31, 1995 to $2,735,961 at June 30, 1996. These increases in working capital and cash resulted primarily from the proceeds from issuance of the Preferred Stock, after giving effect to a reclassification of receivables from short-term to long-term. The Preferred Stock proceeds were used primarily for repayment of debt and funding general operations.

Operating activities used net cash of $2,740,506 during the first six months of 1996, compared to $145,007 of net cash used in operations during the same period in 1995. This decrease is primarily attributable to a net loss of $1,256,704 compared to a net income of $2,859,345 for the same period in 1995. Other factors resulting in this decrease include the growth in inventories and an increase in income taxes recoverable. The Company used $246,863 in cash for investing activities in the first six months of 1996 compared to $184,581 in the same period in 1995. Net cash used in investing activities during the first six months of 1996 and 1995 can be primarily attributed to the purchase of office and computer equipment. Net cash provided by financing activities during the first six months of 1996 was $4,124,991, primarily consisting of net proceeds from the sale of preferred stock totaling $5,342,151 less a repayment of $1,264,100 in notes payable relating to the Company's acquisitions of The Farris Group in February 1994 and MEC in October 1995. That compares to cash provided by financing activities in the first half of 1995 of $1,032,166, consisting of $1,532,166 in proceeds from the sale of common stock less a debt repayment of $500,000 related to the acquisition of The Farris Group.

The Company believes that its balances of cash and cash equivalents along with operating cash flows will be sufficient to fund its anticipated working capital requirements for the next twelve month period based on modest growth and antici- pated collection of receivables. A failure to collect timely a material portion of current receivables could have a material adverse effect on the Company's liquidity. The Company, which implemented more stringent sales criteria during the first six months of 1996, may from time to time reassess its credit policy and the terms it will make available to individual customers. As a re- sult of a growing presence in a number of countries and continued acceptance of the Company's laser systems, the Company does not intend to internally finance a significant number of sales over extended periods. Over 80 percent of the revenues generated by laser sales during the quarter ended June 30, 1996 have either been collected or are due within approximately 90 days from such date. There can be no assurance as to the terms or amount of third-party financing, if any, that the Company's customers may obtain in the future. The Company is placing greater emphasis on the terms and collection timing of future sales.

The Company expects to continue manufacturing of its medical lasers for international sales and to continue a variety of research, development and regulatory activities over the next twelve months and it is anticipated that such research and development, manufacturing and selling-related expenditures will be significant expenses in the foreseeable future. The existing infrastructure of the Company's health care related services could absorb significant growth without significant capital investment. The Company expects to devote resources to its managed care strategies involving MEC and the acquisition of selected ophthalmic practices.

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

The Company is exploring alternative sources of capital to fund its product development activities, to consummate future strategic acquisitions, and to accelerate its implementation of managed care strategies. The Company has no present commitments to obtain such capital, and no assurance can be given that the Company will be able to obtain additional capital on terms satisfactory to the Company. To the extent that future financing requirements are satisfied through the sale of equity securities, holders of Common Stock may experience significant dilution in earnings per share and in net book value per share. Debt financing could result in a substantial portion of the Company's cash flow from operations being dedicated to the payment of principal and interest on such indebtedness and may render the Company more vulnerable to competitive pressures and economic downturns.

Certain Factors
- ---------------
The Company's business, results of operations and financial conditions may also be affected by a variety of factors, including the ones noted below:

Conversion of Outstanding Preferred Stock. As of August 9, 1996, 397,898 shares of Common Stock (including shares issued in payment of accrued dividends) had been issued upon the conversion of 55 shares of the Company's Series A Preferred Stock. The number of shares of Common Stock issuable upon the conversion of the remaining 61 shares of Preferred Stock will depend on the market price of the Common Stock shortly before the conversion date. For example, if such conversion were to occur on any date, and were to be based on a Common Stock price history equal to its price history through August 9, 1996, 481,642 shares of Common Stock would be issuable upon conversion. The shares issued upon conversion will not exceed 635,384 shares (not including shares in payment of accrued dividends). See Note 4 of Notes to Condensed Consolidated Financial Statements. The number of shares of Common Stock issuable in payment of accrued dividends on such 61 shares of Preferred Stock will depend on both the timing of the conversion of such Preferred shares and the market price of the Common Stock shortly before the conversion. For example, if such conversion were to occur on September 10, 1996, and were to be based on a market price of the Common Stock equal to its closing price on August 8, 1996, 26,667 shares of Common Stock would be issuable as dividends on the remaining Preferred Stock. The Company will not issue more than 370,304 additional shares as payment of preferred dividends; any dividends in excess of this amount would be paid in cash. The conversion of the Preferred Stock will increase shares outstanding and can be expected to reduce per share operating results.

Potential Issuances of Common Stock--LaserSight Centers. In connection with its acquisition of LaserSight Centers in 1993, the Company issued 500,000 shares of Common Stock and expensed the value of such shares in 1993. The Company has also agreed, based on the original acquisition agreement as modified in 1995 in connection with a settlement of shareholder litigation, to issue to the former shareholders of LaserSight Centers (including the chairman of the board of the Company) up to 1,265,333 shares of Common Stock (together with additional shares representing interest on such additional payment to the extent required by the Internal Revenue Services (collectively, the "Centers Earnout Shares")) if LaserSight Centers receives $5 million in cumulative gross revenues from performing PRK, PTK or other refractive laser surgical procedures through April 5, 2003 or if the Company acquires another entity that exceeds certain specified size thresholds. There can be no assurance that the Centers Earnout Shares will not be issued or that an earnings charge will not occur. The Company believes that whether such events occur will depend upon business decisions to be made by the Company. The amount of such earnings charge, while having no effect on the Company's cash position, could equal as much as 100% of the value of such Centers Earnout Shares and could be material to the Company's net income during the period of their issuance. In connection with its acquisition of LaserSight Centers, the Company also agreed to pay to Florida Laser Partners, a partnership in which the chairman of the board of the Company is a general partner, a perpetual royalty. The amount of the royalty is not limited in aggregate amount and equals $86 (payable in shares of Common Stock based on their then-current market value (the "Royalty Shares") for each eye on which laser refractive optical surgical procedure is conducted by, or pursuant to a contract with, LaserSight Centers or its affiliates. The value of any Royalty Shares would be expensed in the period in which they were accrued. Through June 30, 1996, none of the Royalty Shares have been reflected in the Company's financial statements because the specified events had not yet occurred. The Company may renegotiate these various arrangements, subject to the approval of the other parties involved, and a majority of the disinterested members of the Company's Board of Directors. The issuance of Common Stock relating to the LaserSight Centers acquisition, if any, will increase shares outstanding and can be expected to re-duce per share operating results.

Other Potential Issuance of Common Stock. The Company could be required to issue up to 750,000 shares of Common stock to Michael R. Farris pursuant to the earnout provisions of the agreement by which he sold The Farris Group to the Company prior to becoming an officer and director of the Company. As of June 30, 1996, the Company had a contingent obligation to issue 501,000 of such 750,000 shares, based on the financial performance of The Farris Group through such date.

Plan for Acquisitions. The Company has recently acquired the assets of one vision care center. The Company's plans for growth and expansion include further acquisitions of the assets of vision care centers. The success of this aspect of the Company's growth strategy is dependent, in part, on its ability to integrate and manage acquired operations and to acquire, integrate and manage additional operations. There can be no assurance that the Company will be able to identify suitable acquisition candidates or be able to finance any such acquisitions or that any such acquisitions will be consummated on terms favorable to the Company. If the Company is able to acquire additional operations, there can be no assurance that the Company will be able to integrate and manage such additional operations successfully.

MEC Shares Held in Escrow. All of the shares of stock of MEC owned by the Company are being held in escrow pending the Company's payment in full of a promissory note in the original principal amount of $1,799,100 with a current principal amount of $1,000,000 (the "MEC Note") issued by the Company as part of the consideration for its acquisition of MEC in October 1995. The MEC Note was originally due on demand on or after April 1, 1996, and has been extended three times, most recently to be due on demand on or after November 15, 1996. If the Company were to default under the MEC Note, the former shareholders of MEC would be entitled to regain ownership of all of such shares.

                           PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

     Public Company Publishing, Inc. On May 10, 1996, following unsuccessful efforts of mediation, the Company received from counsel to Public Company Publishing Inc.("PCP") a copy of a complaint said to have been filed in the Circuit Court for Orange County, Florida. The complaint alleges that the Company breached a written agreement between PCP and the Company dated July 10, 1992, as subsequently modified and renewed, pursuant to which PCP was to receive certain options to purchase Common Stock in exchange for render-ing financial consulting services to the Company. The complaint alleges that the options entitled PCP to purchase an aggregate of 180,000 shares of Common Stock as follows: 60,000 shares at $4.00 per share through July 1997, 60,000 shares at $9.25 per share through January 1998, and 60,000 shares at $4.62 per share through July 1998. The complaint seeks monetary damages in an unspecified amount, as well as specific performance. PCP has stated outside of the complaint that its damages are $2,157,400. The Company intends to present a vigorous de- fense and filed an answer on June 28, 1996 denying the enforceability of the agreement and the validity of the options. Non-binding arbitration and a trial date have been scheduled for October 10, 1996 and August 4, 1997, respectively. In the opinion of management, this case will not have a material adverse effect on the financial condition of the Company, al- though there can be no assurance that it will not have a material adverse effect on the operating results of the Company.

     Rural Health Partners, Inc. On May 9, 1996, Rural Health Partners, Inc. ("RHP") brought an action in the District Court, City and County of Denver, Colorado against MRF, Inc., d/b/a The Farris Group ("TFG")alleging that TFG breached an agreement to provide joint consulting services to certain health care providers. RHP's complaint also alleges fraud, negligent misrepresentation, breach of fiduciary duty and trade defamation by TFG and seeks monetary damages in an unspecified amount. The Company filed an answer denying all liability and a counterclaim against RHP on July 19, and July 26, 1996. In the opinion of management, this case will not have a material adverse effect on the financial condition of the Company.

     Certain other legal proceedings against the Company are described in Item 3 (Legal Proceedings) of the Company's Form 10-K for the year ended December 31, 1995.

ITEM 2    CHANGES IN SECURITIES

     Not applicable.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 7, 1996, at the Company's annual meeting of shareholders, the following members were elected to the Board of Directors:

                                       Votes For (1)      Votes Withheld
                                       -------------      --------------
     Emanuela Dobrin-Charlton            6,394,678            74,955
     J. Richard Crowley                  6,394,678            74,955
     Michael R. Farris                   6,394,678            74,955
     Richard C. Lutzy                    6,394,678            74,955
     Francis E. O'Donnell, Jr., M.D.     5,934,428           535,205
     Thomas Quinn                        6,394,678            74,955
     Richard L. Stensrud                 6,394,678            74,955

     A proposal to appoint KPMG Peat Marwick LLP as auditors was ratified as follows:
                     Votes For                   6,433,243
                     Votes Against                  29,625
                     Votes Abstaining                6,765

     The  establishment  of the  1996  Equity  Incentive  Plan was  ratified  as follows:
                     Votes For                   3,051,927
                     Votes Against                 333,305
                     Votes Abstaining               61,394

     The establishment of the Non-Employee Directors Stock Option Plan was ratified as follows:

                     Votes For (1)               3,117,340
                     Votes Against                 328,805
                     Votes Abstaining               63,516

     (1) As set forth in the Proxy Statement, includes shares not voted by proxy which were automatically voted for election of the nominees for director and the appointment of auditors.

ITEM 5   OTHER INFORMATION

     Not applicable.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits

                                  EXHIBIT INDEX                            PAGE
                                  -------------                            ----
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

          10.2 Covenant Not to Compete entered into between LaserSight Incorporated and Dr. J.T. Lin (filed as Exhibit 10(c) to the Company's Registration Statement on Form S-18.*)

          10.3 Agreement for Purchase and Sale of Stock by and among LaserSight Centers Incorporated, its stock-holders and LaserSight Incorporated dated
                    January 15, 1993 (filed as Exhibit 2 to the
                    Company's Form 8-K/A filed on January 25, 1993*).

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

          ----------------
          *Incorporated herein by reference.  File No. 0-19671.

          10.6 Exchange Agreement dated January 25, 1993 between LaserSight Centers Incorporated and Laser Partners (filed as Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1995*).

          10.7 Stipulation and Agreement of Compromise, Settlement and Release dated April 18, 1995 among James Gossin, Francis E. O'Donnell, Jr., J.T. Lin, Wen S.Dai, Emanuela Dobrin-Charlton, C.H. Huang,
                    W. Douglas Hajjar, and LaserSight Incorporated (filed as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1995*).

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

          10.10 Contribution Agreement dated July 7, 1994, between LaserSight Incorporated and LaserSight Technologies, Inc.(filed as Exhibit 2.6 to the Company's Form 10-K for the year ended December 31, 1994*).

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

         -------------------
         *Incorporated herein by reference.  File No. 0-19671.

         10.16 Modified Promissory Note between LaserSight Incorporated, EuroPacific Securities Services, GmbH and Co. KG and Wolf Wiese (filed as Exhibit
                    10.6 to the Company's Form 10-Q for the quarter ended September 30, 1995*).

         10.17 Employment Agreement by and between LaserSight Incorporated and Michael R.Farris dated December 28, 1995 (filed as Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1995*).

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

        10.21 Patent License Agreement dated December 21, 1995 by and between Francis E. O'Donnell, Jr. and LaserSight Centers, Inc.(filed as Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1995*).

        10.22       Agreement dated April 4, 1996 to amend Agreement and
                    Plan of Merger by and among LaserSight Incorporated,
                    Mark B. Gordon, O.D. and Howard M. Levin, O.D.          23

        10.23       Agreement dated June 27, 1996 to amend Agreement and
                    Plan of Merger by and among LaserSight Incorporated,
                    Mark B. Gordon, O.D. and Howard M. Levin, O.D.          24

        10.24 LaserSight Incorporated 1996 Equity Incentive Plan (filed as Exhibit A to the Company's definitive proxy statement dated April 30, 1996*)

        10.25       LaserSight Incorporated Non-Employee Directors
                    Stock Option Plan (filed as Exhibit B to the
                    Company's definitive proxy statement dated April 30,
                    1996*)
        -----------------
        *Incorporated herein by reference.  File No. 0-19671.

      Exhibit 11    Statement of Computation of Per Share Earnings          25

      Exhibit 27    Financial Data Schedule                                 26


      b)  Reports on Form 8-K

      On April 15, 1996, the Company filed with the Commission a Current Report on Form 8-K regarding Robert Qualls' resignation from all positions with the Company and its subsidiaries.

      On May 3, 1996, the Company filed with the Commission a Current Report on Form 8-K regarding estimates of first quarter results.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           LaserSight Incorporated




Dated: August 12, 1996                    By:    /s/ Michael R. Farris
     --------------------------            ----------------------------
                                           Michael R. Farris,
                                           Chief Executive Officer



Dated: August 12, 1996                    By:    /s/ Gregory L. Wilson
     --------------------------            ----------------------------
                                           Gregory L. Wilson,
                                           Chief Financial Officer