Form 10-Q
period 1996-09-30
LASERSIGHT INC /DE
filed 1996-11-14
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1996.

                                       or

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.
         For the Transition period from                   to
                                        -----------------    -----------------.


Commission File Number:  0-19671

                             LASERSIGHT INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                          65-0273162
         --------                                          ----------
(State of Incorporation)                       (IRS Employer Identification No.)



                 12161 Lackland Road, St. Louis, Missouri 63146
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (314) 469-3220
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X       No
   -----       -----

         The Number of shares of the registrant's Common Stock outstanding as of November 13, 1996 is 8,264,066.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES



                                      INDEX


PART I.   FINANCIAL INFORMATION

          Item 1.  Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets as of
                   September 30, 1996 and December 31, 1995

                   Condensed Consolidated Statements of Operations for the Three Month Periods and Nine Month Periods Ended September 30, 1996 and 1995

                   Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 1996 and 1995

                   Notes to Condensed Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings

          Item 2.  Changes in Securities

          Item 3.  Defaults Upon Senior Securities

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K



                                           PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                      LASERSIGHT INCORPORATED AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      September 30,      December 31,
                                                                                          1996              1995

                                                                                     ----------------   --------------
CURRENT ASSETS                                            ASSETS                       (Unaudited)
  Cash and cash equivalents                                                               $2,444,939       $1,598,339
  Trade accounts receivable, net                                                           5,191,222        8,512,744
  Notes receivable - current portion, net                                                  3,589,560        1,632,221
  Inventory                                                                                3,267,392        1,836,750
  Deferred tax assets                                                                        662,508          221,000
  Income taxes recoverable                                                                   590,335               --
  Other current assets                                                                       229,744          378,905
                                                                                     ----------------   --------------
                                                     TOTAL CURRENT ASSETS                 15,975,700       14,179,959

NOTES RECEIVABLE, less current portion, net                                                3,075,954        3,026,148
FURNITURE AND EQUIPMENT, net                                                               2,022,377        1,045,481
GOODWILL, net                                                                              9,809,576        8,640,645
OTHER ASSETS, net                                                                          2,025,226        2,210,260
                                                                                     ----------------   --------------
                                                                                         $32,908,833      $29,102,493
                                                                                     ================  ===============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                      $  1,986,519      $ 2,088,736
  Notes payable - acquisition related                                                      1,000,000        2,264,100
  Current portion of obligations under capital lease                                         199,878               --
  Accrued expenses                                                                           907,236          492,641
  Accrued commissions                                                                      1,706,272        1,777,007
  Dividends payable on preferred stock                                                        65,148               --
  Income taxes payable                                                                            --          314,205
  Other current liabilities                                                                  373,307          171,743
                                                                                     ----------------   --------------
                                                  TOTAL CURRENT LIABILITIES                6,238,360        7,108,432

REFUNDABLE DEPOSITS                                                                          293,000          425,000
ACCRUED COMMISSIONS                                                                          298,197          518,920
OBLIGATIONS UNDER CAPITAL LEASE, less current portion                                        695,567               --
DEFERRED INCOME TAXES                                                                        600,000          630,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock - par value $.001 per share;  authorized 10,000,000
   shares; 18 shares issued and outstanding at September 30, 1996                                 --               --
 Common stock - par value $.001 per share; authorized 20,000,000 shares;
   8,250,886 and 7,186,032 shares issued at September 30,1996 and December
   31, 1995, respectively                                                                      8,251            7,186
 Additional paid-in capital                                                               29,616,893       21,944,000
 Obligation to issue common stock                                                            780,125          780,125
 Stock subscription receivable                                                            (1,140,000)      (1,140,000)
 Accumulated deficit                                                                      (3,848,851)        (538,461)
 Less treasury stock, at cost;  170,200 shares                                              (632,709)        (632,709)
                                                                                     -----------------  ---------------
                                                                                          24,783,709       20,420,141
                                                                                     -----------------  ---------------
                                                                                         $32,908,833      $29,102,493
                                                                                     =================  ===============


See accompanying notes to the condensed consolidated financial statements.





                                                LASERSIGHT INCORPORATED AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                               (Unaudited)

                                                   Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                          -------------------------------------      -----------------------------------
                                                1996                 1995                 1996                1995
                                          -----------------     ---------------      ---------------     ---------------

REVENUES, Net                                   $4,494,232          $6,767,880          $15,070,482         $17,331,108

COST OF SALES                                      794,982           1,442,267            2,259,527           3,340,278
PROVIDER PAYMENTS                                1,069,184                  --            2,998,680                  --
                                          -----------------     ---------------      ---------------     ---------------

GROSS PROFIT                                     2,630,066           5,325,613            9,812,275          13,990,830

RESEARCH, DEVELOPMENT AND REGULATORY
  EXPENSES                                         325,925             461,979            1,373,547             920,127

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                       4,504,162           3,931,298           12,598,430           9,679,944
                                          -----------------     ---------------      ---------------     ---------------

INCOME (LOSS) FROM OPERATIONS                   (2,200,021)            932,336           (4,159,702)          3,390,759

OTHER INCOME AND EXPENSES
  Interest and dividend income                      42,195              62,449              132,109             157,613

  Interest expense                                 (54,480)             (9,378)            (102,068)            (33,745)

  Other                                           (300,107)             (1,069)            (300,107)          1,329,056
                                          ------------------    ---------------      ----------------    ----------------

NET INCOME (LOSS) BEFORE INCOME TAXES           (2,512,413)            984,338           (4,429,768)          4,843,683

INCOME TAX EXPENSE (BENEFIT)                      (458,727)            225,000           (1,119,378)          1,225,000
                                          ------------------    ---------------      ----------------    ----------------

NET INCOME (LOSS)                             $ (2,053,686)           $759,338          $(3,310,390)         $3,618,683
                                          ==================    ===============      ================    ================


EARNINGS (LOSS) PER COMMON SHARE

  Primary:                                          $(0.28)              $0.11               $(0.51)               $0.53
                                          ==================    ===============      ================    ================
  Assuming full dilution:                           $(0.27)              $0.11               $(0.47)               $0.53
                                          ==================    ===============      ================    ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING
  Primary:                                       7,639,000           7,056,000            7,238,000            6,851,000
                                          ==================    ===============      ===============     ================
  Assuming full dilution:                        8,017,000           7,072,000            7,848,000            6,876,000
                                          ==================    ===============      ===============     ================


                         See accompanying notes to condensed consolidated financial statements



                                       LASERSIGHT INCORPORATED AND SUBSIDIARIES

                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                     (Unaudited)

                                                                                    1996                   1995
                                                                            ------------------     ------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)                                                               $(3,310,390)           $ 3,618,683
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization                                                       711,528                269,153
  Decrease (increase) in accounts and notes receivable                              1,714,377             (8,169,626)
  Increase in inventory                                                            (1,430,642)              (308,027)
  Increase (decrease) in accounts payable                                            (300,472)               758,022
  Increase (decrease) in accrued liabilities                                          (36,682)             1,418,275
  Decrease (increase) in income taxes                                              (1,404,967)               517,000
  Other                                                                               440,532                176,666
                                                                            ------------------     ------------------

NET CASH USED IN OPERATING ACTIVITIES                                              (3,616,716)            (1,719,854)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment                                                (250,862)              (245,205)
  Purchase of businesses, net of cash acquired                                       (179,607)                    --
  Proceeds from sale and leaseback transaction                                        957,180                     --
                                                                            ------------------     ------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   526,711               (245,205)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock, net                                              --              1,288,332
  Proceeds from exercise of stock options and warrants                                260,289              1,036,605
  Repayment of obligation under capital lease                                         (61,735)                    --
  Repayments of notes payable - acquisition related                                (1,139,100)                    --
  Repayments of notes payable - officer                                              (465,000)              (500,000)
  Proceeds from issuance of preferred stock, net                                    5,342,151                     --
                                                                            ------------------     ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           3,936,605              1,824,937
                                                                            ------------------     ------------------

INCREASE (DECREASE) IN CASH AND CASH  EQUIVALENTS                                     846,600               (140,122)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      1,598,339              1,882,528
                                                                            ------------------     ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $2,444,939             $1,742,406
                                                                            ==================     ==================

See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Nine Month Periods Ended September 30, 1996 and 1995

NOTE 1    BASIS OF PRESENTATION

          The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (the Company) as of September 30, 1996, and for the three month periods and nine month periods ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2    PER SHARE INFORMATION

          Net earnings (loss) per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include options and warrants to purchase Common Stock and are included in the computation using the treasury stock method if they would have a dilutive effect. Fully diluted earnings (loss) per share for the three and nine month periods ended September 30, 1996 was anti-dilutive and therefore, except for the impact of Preferred Stock converted to Common Stock during the period (see Note 4), are the same as primary earnings (loss) per share.

NOTE 3    INVENTORIES

          Inventories, which consist primarily of laser system parts and components, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                                         September 30, 1996    December 31, 1995
                                         ------------------    -----------------

          Raw materials                     $ 1,586,080           $   839,984
          Work-in-process                       368,740               431,766
          Finished goods                        940,831               280,000
          Test equipment-clinical               371,741               285,000
            trials                       ------------------    -----------------
                                            $ 3,267,392            $1,836,750
                                         ==================    =================

NOTE 4    STOCKHOLDERS' EQUITY

          Private Placement Offerings
          ---------------------------

          On January 10, 1996, the Company completed a private placement of Series A Convertible Preferred Stock (Preferred Stock), yielding net proceeds after related costs of $5.34 million. The Company also issued warrants to purchase 17,509 shares of Common Stock at $13.25 per share to the placement agent. The Preferred Stock is convertible into the Company's Common Stock at the option of the holders at any time from April 9, 1996 to January 10, 1998, on which date all Preferred Stock remaining outstanding will automatically be converted into Common Stock. The number of shares of Common Stock issuable upon the conversion of each of the 116 shares of Preferred Stock equals the purchase price of such share ($50,000) divided by a conversion price equal to the lesser of $14.18 per common share or 85% of the average closing price of the Common Stock during the five trading days preceding the conversion date, subject to a minimum conversion price. At September 30, 1996, 18 shares of Preferred Stock were outstanding. The conversion of 98 shares of Preferred Stock through September 30, 1996 resulted in the issuance of 778,856 shares of Common Stock. A registration statement relating to the potential resale of shares of Common Stock, including shares issued or issuable upon the conversion or exchange of the Preferred Stock, was declared effective by the Securities and Exchange Commission on July 12, 1996.

          The Company, subject to certain conditions, has the right to redeem the Preferred Stock for cash or cause it to be converted to Common Stock. Dividends on the Preferred Stock are cumulative and accrue at an annual rate of 10% on the issue price and are payable in Common Stock or cash, at the Company's option, at the time of conversion or redemption of the Preferred Stock.

NOTE 5    ACQUISITION

          Northern New Jersey Eye Institute
          ---------------------------------

          On July 3, 1996, the Company acquired the assets of the Northern New Jersey Eye Institute (NNJEI). NNJEI is an ophthalmic practice comprised of three ophthalmologists, two of which are trained to perform photorefractive keratectomy, and an ambulatory surgery center.

          The Company acquired NNJEI's assets in exchange for 205,598 shares of unregistered common stock and a $340,000 promissory note with interest at 5.05 percent. The note was paid in September, 1996. Up to a maximum of 102,798 additional shares may be issuable on July 3, 1998 if the Company's stock price is lower than $15.00 at that time. In addition, the Company entered into a 25-year service agreement with the physicians to provide management, administrative, and related services. The Company will receive a minimum management fee, after practice expenses as defined in the agreement, aggregating $1,257,000 during the first three years. Such amount is guaranteed by the selling physicians.

          Subsequent to the acquisition of NNJEI's assets, the Company entered into an agreement for the sale and leaseback of certain assets acquired. The lease, with a four year term, is classified as a capital lease in accordance with Financial Accounting Standards No. 13, "Accounting for Leases". The fair market value of the assets acquired was approximately $1 million and payments under the lease approximate $300,000 annually and commenced in July 1996.

          The  unaudited  pro forma  revenues,  net income  (loss) and  earnings
          (loss) per share for the nine months ended September 30, 1996 and 1995, assuming that the acquisition had occurred as of the beginning of the respective periods, is presented below. The pro forma amounts are not necessarily indicative of results that would have occurred had the acquisition been consummated as of the beginning of the periods presented or that might be attained in the future.



                                      1996                     1995
                               ------------------       ------------------

         Revenues                $ 16,662,882             $ 19,503,514
         Net income (loss)        ( 3,284,079)               3,798,973
                               ==================       ==================

         Earnings (loss) per
           common share:
              Primary                 $ (0.49)                  $ 0.54
           Fully diluted                (0.45)                    0.53
                               ==================       ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net Sales. The following tables present the Company's net sales by major operating segments: technology related products and services and health care services for the three and nine month periods ended September 30, 1996 and 1995.

                                             For the Three Month                                   For the Three Month
                                                Period Ended                                           Period Ended
                                             September 30, 1996                                     September 30, 1995
                                             ------------------                                     ------------------

                                           Net Sales     % of Total         % Change              Net Sales     % of Total
                                           ---------     ----------         --------              ---------     ----------

Technology related                        $1,783,577         40%              (69%)               $5,674,915        84%
Health care services                       2,810,613         62%              157%                 1,092,965        16%
Intercompany revenues                       (99,958)        (2)%               N/A                        --        --
                                            --------        ----                                ------------       ----

Total net sales                           $4,494,232        100%              (34%)               $6,767,880       100%
                                          ==========        ====                                ============       ====



                                             For the Nine Month                                    For the Nine Month
                                              Period Ended                                            Period Ended
                                             September 30, 1996                                    September 30, 1995
                                             ------------------                                    ------------------

                                           Net Sales     % of Total         % Change              Net Sales     % of Total
                                           ---------     ----------         --------              ---------     ----------

Technology related                        $7,246,984         48%              (47%)              $13,699,439        79%
Health care services                       8,158,263         54%              125%                 3,631,669        21%
Intercompany revenues                       (334,765)       (2)%               N/A                        --         --
                                         -----------        ----                                -------------      ----

Total net sales                          $15,070,482        100%              (13%)              $17,331,108       100%
                                         ===========        ====                                =============      ====

Net sales in the third quarter of 1996 were $4,494,232 compared to $6,767,880 (for a decrease of $2,273,648) over the same period in 1995. Net sales for the nine month period ended September 30, 1996, decreased by $2,260,626 to
$15,070,482 from the same period in 1995. The increase in health care services revenue was attributable to revenues generated by the Company's latest acquisitions, MEC Health Care, Inc. (MEC), acquired on October 5, 1995 and Northern New Jersey Eye Institute (NNJEI), acquired on July 3, 1996, partially offset by a reduction in revenues generated by The Farris Group. The higher revenues generated from health care services were offset primarily by a decrease in revenues of technology related products and services during the three and nine month periods ended September 30, 1996, of $3,891,338 and $6,452,455, respectively. Included in technology revenues is a higher allowance for sales returns, reflecting differences between actual experience and previously estimated amounts. In the second quarter of 1996, the Company ceased sales of systems with return rights. Thirteen laser systems were sold in the third quarter of 1996 compared to eighteen systems sold over the same period in 1995.

Net of returns, thirty-three laser systems were sold during the nine month period ended September 30, 1996, compared to forty-four systems sold over the same period in 1995. The decrease in laser systems sold from levels during 1995 is primarily the result of the Company's revised credit policy, which established a more stringent criteria for acceptable sales terms. In addition, due to competitive pressures in certain markets and the Company's sales, during 1996, of the lower priced LS 300 model, the average sales price per system declined from 1995 average levels. Included in the first quarter of 1995 were non-recurring revenues from the sale of revenue rights from procedure fees at six surgical centers located in China in the amount of $600,000.

Cost of goods sold; gross profits. The following tables present a comparative analysis of cost of goods sold, gross profit and gross profit margins for three and nine month periods ended September 30, 1996 and 1995.

                                                      For the Three Month                    For the Three Month
                                                         Period Ended            %              Period Ended
                                                      September 30, 1996       Change        September 30, 1995
                                                      ------------------       ------        ------------------

  Overall:
      Cost of goods sold                                $  794,982             (45%)             $ 1,442,267
      Provider payments                                  1,069,184              N/A                       --
      Gross profit                                       2,630,066                                 5,325,613
      Gross profit percentage                                  59%                                       79%


  Technology related only:                                 988,595                                 4,232,648
      Gross profit percentage                                  55%                                       75%


                                                      For the Nine Month                     For the Nine Month
                                                         Period Ended            %              Period Ended
                                                      September 30, 1996       Change        September 30, 1995
                                                      ------------------       ------        ------------------

  Overall:
      Cost of goods sold                              $  2,259,527             (32%)             $ 3,340,278
      Provider payments                                  2,998,680              N/A                       --
      Gross profit                                       9,812,275                                13,990,830
      Gross profit percentage                                  65%                                       81%

  Technology related only:                               4,987,457                                10,359,161
      Gross profit percentage                                  69%                                      76%

Gross profit margins were 59% of net sales in the third quarter of 1996 compared to 79% for the same period in 1995. For the nine month periods ended September 30, 1996 and 1995, gross profit margins were 65% and 81%, respectively. The gross profit margin decrease was attributable to the addition of MEC which for the three and nine month periods ended September 30, 1996 operated at a gross profit percentage of 37% and 33%, respectively, a lower average sales price for lasers sold during the first three quarters of 1996, the additional allowance for sales returns, and the sale of the Company's future revenue rights for six laser systems in China for $600,000 in the first quarter of 1995. The Company believes MEC's gross profit percentage is reflective of the managed care industry. There are no cost of sales associated with revenues generated by The Farris Group, NNJEI or with the 1995 sale of the Company's future revenue rights.

Research, Development and Regulatory Expenses. The following tables present a comparative analysis of research, development and regulatory expenses.

                                      For the Three Month                             For the Three Month
                                          Period Ended                                   Period Ended
                                       September 30, 1996          % Change           September 30, 1995
                                       ------------------          --------           ------------------

  Research, development
    and regulatory                          $325,925                 (29)%                   $461,979

  As a % of technology
    related net sales                            18%                                               8%

                                       For the Nine Month                             For the Nine Month
                                          Period Ended                                   Period Ended
                                       September 30, 1996          % Change           September 30, 1995
                                       ------------------          --------           ------------------
  Research, development
    and regulatory                        $1,373,547                  49%                    $920,127

  As a % of technology
    related net sales                            19%                                               7%

Research, development and regulatory expenses for the third quarter of 1996 were $325,925, a decrease of $136,054, or 29% from such expenditures during the same period in 1995. This decrease was a result of project prioritization which began in the second quarter of 1996. Research, development and regulatory expenses for the nine month period ended September 30, 1996, increased by $453,420 from $920,127 for the same period in 1995 or 49%. This increase can primarily be attributed to ongoing research and development of new refractive laser systems, including refinements to the LaserScan 2000, continued software development for the excimer lasers, and continued development of the LaserHarmonic solid state laser. Much of the year-to-date expense in 1996 was incurred in the first quarter. Regulatory expenses have increased as a result of the Company's continuation of current FDA clinical trials and the development of additional future protocols for submission to the FDA. Selling, General and Administrative Expenses. The following tables present a comparative analysis of selling, general and administrative expenses.


                                      For the Three Month                             For the Three Month
                                          Period Ended                                   Period Ended
                                       September 30, 1996          % Change           September 30, 1995
                                       ------------------          --------           ------------------

   Selling, general and
      administrative                     $ 4,504,162                  15%                $3,931,298

   As a % of net sales                          100%                                            58%

                                      For the Nine Month                              For the Nine Month
                                          Period Ended                                   Period Ended
                                      September 30, 1996           % Change           September 30, 1995
                                      ------------------           --------           ------------------
   Selling, general and
      administrative                     $12,598,430                  30%                $9,679,944

   As a % of net sales                           84%                                            56%


Selling, general and administrative expenses increased by $572,864 and $2,918,486 for the third quarter of 1996 and the first nine months of 1996, respectively, over comparable periods in 1995. The primary reasons for these increases include increased employment and other operating costs as a result of the acquisition of MEC in October 1995 and NNJEI in July 1996 and their subsequent growth, and a general increase in personnel and costs necessary to fund the strategic initiatives of the Company and the development of its products and services. Third quarter results in 1996 included $170,000 in accrued employee severance costs and expenses attributable to the work required to achieve ISO 9002 certification and CE Mark designation. The Company received ISO 9002 certification in October 1996. ISO 9002 is an internationally recognized certification of the Company's management system which applies to all products.

During the first nine months of 1996, the Company continued to assess its reserve for uncollectible accounts. However, there can be no assurance that the reserve will be sufficient to cover actual write-offs over time. Actual write-offs that materially exceed any amounts reserved could have a material adverse effect on the Company's financial condition and results of operations. At September 30, 1996, the Company's trade accounts and notes receivable aggregated approximately $11.9 million, net of total allowances of approximately $1.7 million. Accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, aggregated approximately $2.0 million at September 30, 1996.

Income (Loss) from Operations. There was an operating loss of $2,200,021 in the third quarter of 1996 compared to income from operations of $932,336 for the same period in 1995. For the nine month period ended September 30, 1996, there was an operating loss of $4,159,702 compared to income from operations of $3,390,759 for the same period in 1995. The decrease in operating results can be attributed primarily to the decrease in sales of the Company's lasers, the 1995 first quarter sale of the Company's revenue rights to be generated from procedures fees, and an overall increase in expenses, including research and development, regulatory and selling, general and administrative expenses.

Other Income and Expenses. Interest and dividend income was $42,195 in the third quarter of 1996 compared to interest and dividend income of $62,449 for the same period in 1995. Interest and dividend income for the nine-month period ended September 30, 1996 was $132,109 compared to interest and dividend income of $157,613 for the same period in 1995. Interest and dividend income was earned from the Company's cash deposits and short-term investments. Interest expense incurred was $54,480 in the third quarter of 1996 compared to interest expense of $9,378 for the same period in 1995. Interest expense for the nine month period ended September 30, 1996 was $102,068 compared to interest expense of $33,745 for the same period in 1995. Interest expense incurred by the Company during the first three quarters of 1995 related primarily to the note payable to the former owner of The Farris Group and, in 1996, the note payable to the former owners of MEC.

During the second quarter of 1995, the Company received a payment of $350,000 from the Company's former president in settlement of securities trading losses in 1993 and the first half of 1994 and recognized a non-recurring gain. In addition, during the first quarter of 1995, the Company received aggregated payments of $980,125 in settlement of its claims against Residue Recovery Corp., and recognized a non-recurring gain. For the three months ended September 30, 1996, other expenses include $290,000 of paid and accrued settlements related to filed and threatened litigation.

Income Taxes. For the three months ended September 30, 1996, the Company recorded an income tax benefit of $458,727 compared to a provision for income taxes of $225,000 for the same period in 1995. For the nine month period ended September 30, 1996, the Company recorded an income tax benefit of $1,119,378 compared to a provision for income taxes of $1,225,000 for the same period in 1995. The income tax benefit for the first, second, and third quarters of 1996 has been computed based on an estimate of effective tax rates for calendar year 1996 and the availability of loss carrybacks. In 1995, the Company's provision for taxes reflected an effective income tax rate that resulted from utilization of net operating loss carryforwards and income tax credits.

Net Income (Loss). Net loss for the third quarter of 1996 was $2,053,686 compared to a net income of $759,338 for the same period in 1995. Net loss for the nine month period ended September 30, 1996, was $3,310,390 compared to a net income of $3,618,683 for the same period in 1995. The loss is attributed to the decreased revenues from technology related products and services and higher operating expenses as previously described for the first, second, and third quarters of 1996.

Earnings per Share. Earnings (loss) per primary and fully diluted share decreased to ($0.28) and ($0.27) respectively, for the third quarter of 1996 compared to $0.11 for the same period in 1995. Earnings (loss) per primary and fully diluted share decreased to ($0.51) and ($0.47) respectively for the nine month period ended September 30, 1996, compared to $0.53 for the same period in 1995. These decreases are attributable to the net loss incurred and dividends on preferred stock during the first, second, and third quarters of 1996. One cent of the loss per primary and fully diluted share for the three months ended September 30, 1996, was a result of dividends on preferred stock. Of the loss per primary and fully diluted share for the nine months ended September 30, 1996, $0.05 and $0.04, respectively, related to dividends on preferred stock. See Note 2 of Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
-------------------------------

Working capital increased $2,665,813 from $7,071,527 at December 31, 1995 to $9,737,340 as of September 30, 1996. Cash and cash equivalents increased from $1,598,339 at December 31, 1995 to $2,444,939 at September 30, 1996. These
increases in working capital and cash resulted primarily from the proceeds from issuance of the Preferred Stock and an increase in inventories and income tax related assets. The Preferred Stock proceeds were used primarily for repayment of debt and funding general operations.

Operating activities used net cash of $3,616,716 during the first nine months of 1996, compared to $1,719,854 of net cash used in operations during the same period in 1995. This increase is primarily attributable to a net loss of $3,310,390 compared to a net income of $3,618,683 for the same period in 1995. Other factors resulting in this increase include the growth in inventories and an increase in income taxes recoverable, partially offset by a decrease in net receivables. Investing activities provided $526,711 of cash in the first nine months of 1996 compared to a use of $245,205 in the same period in 1995. Net cash provided by investing activities during the first nine months of 1996 can be primarily attributed to the sale and leaseback transaction with the assets acquired as part of NNJEI, partially offset by the purchase of office and computer equipment and costs related to the acquisition of NNJEI. Net cash provided by financing activities during the first nine months of 1996 was $3,936,605 primarily consisting of net proceeds from the sale of preferred stock totaling $5,342,151 less a repayment of $1,604,100 in notes payable relating to the Company's acquisitions of The Farris Group in February 1994, MEC in October 1995 and NNJEI in July 1996. That compares to cash provided by financing activities in the first nine months of 1995 of $1,824,937, consisting of

$2,324,937 in proceeds from the issuance of common stock and the exercise of stock options and warrants less a debt repayment of $500,000 related to the acquisition of The Farris Group.

The Company believes that its balances of cash and cash equivalents along with operating cash flows will be sufficient to fund its anticipated working capital requirements for the next twelve month period based on modest growth and anticipated collection of receivables. A failure to collect timely a material portion of current receivables could have a material adverse effect on the Company's liquidity. The Company, which implemented more stringent sales criteria during 1996, may from time to time reassess its credit policy and the terms it will make available to individual customers. As a result of a growing presence in a number of countries and continued acceptance of the Company's laser systems, the Company does not intend to internally finance a significant number of sales over periods exceeding one year. There can be no assurance as to the terms or amount of third-party financing, if any, that the Company's customers may obtain in the future. The Company is placing greater emphasis on the terms and collection timing of future sales.

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

Certain Factors
---------------

The Company's business, results of operations and financial conditions may also be affected by a variety of factors, including the ones noted below:

Conversion of Outstanding Preferred Stock. As of November 11, 1996, 872,736 shares of Common Stock (including shares issued in payment of accrued dividends) had been issued upon the conversion of 108 shares of the Company's Series A Preferred Stock. The number of shares of Common Stock issuable upon the conversion of the remaining eight shares of Preferred Stock may depend on the market price of the Common Stock shortly before the conversion date. For example, if such conversion were to occur on any date, and were to be based on a Common Stock price history equal to its price history through November 8, 1996, 70,052 shares of Common Stock would be issuable upon conversion based upon the minimum conversion price of $5.71. The shares issued upon conversion will not exceed 70,052 shares (not including shares in payment of accrued dividends). See
Note 4 of Notes to Condensed Consolidated Financial Statements. The number of shares of Common Stock issuable in payment of accrued dividends on such eight shares of Preferred Stock will depend on both the timing of the conversion of such Preferred shares and the market price of the Common Stock shortly before the conversion. For example, if such conversion were to occur on November 11, 1996, and were to be based on a market price of the Common Stock equal to its closing price on November 8, 1996, 6,295 shares of Common Stock would be issuable as dividends on the remaining Preferred Stock. The Company will not issue more than 343,827 additional shares as payment of preferred dividends; any dividends in excess of this amount would be paid in cash. The conversion of the Preferred Stock will increase shares outstanding and can be expected to reduce per share operating results.

Potential Issuances of Common Stock--LaserSight Centers. In connection with its acquisition of LaserSight Centers in 1993, the Company issued 500,000 shares of Common Stock and expensed the value of such shares in 1993. The Company has also agreed, based on the original acquisition agreement as modified in 1995 in connection with a settlement of shareholder litigation, to issue to the former shareholders of LaserSight Centers (including the chairman of the board of the Company) up to 1,265,333 shares of Common Stock (together with additional shares representing interest on such additional payment to the extent required by the Internal Revenue Services (collectively, the "Centers Earnout Shares")) if LaserSight Centers receives $5 million in cumulative gross revenues from performing PRK, PTK or other refractive laser surgical procedures through April 5, 2003 or if the Company acquires another entity that exceeds certain specified size thresholds. There can be no assurance that the Centers Earnout Shares will not be issued or that an earnings charge will not occur. The Company believes that whether such events occur will depend upon business decisions to be made by the Company. The amount of such earnings charge, while having no effect on the Company's cash position, could equal as much as 100% of the value of such Centers Earnout Shares and could be material to the Company's net income during the period of their issuance. In connection with its acquisition of LaserSight Centers, the Company also agreed to pay to Florida Laser Partners, a partnership in which the chairman of the board of the Company is a general partner, a perpetual royalty. The amount of the royalty is not limited in aggregate amount and equals $86 (payable in shares of Common Stock based on their then-current market value (the "Royalty Shares") for each eye on which laser refractive optical surgical procedure is conducted by, or pursuant to a contract with, LaserSight Centers or its affiliates. The value of any Royalty Shares would be expensed in the period in which they were accrued. Through September 30, 1996, none of the Royalty Shares have been reflected in the Company's financial statements because the specified events had not yet occurred. The Company is renegotiating these various arrangements, subject to the approval of the other parties involved, and a majority of the disinterested members of the Company's Board of Directors. The issuance of Common Stock relating to the LaserSight
Centers acquisition, if any, will increase shares outstanding and can be expected to reduce per share operating results.

Other Potential Issuance of Common Stock. The Company could be required to issue up to 750,000 shares of Common stock to Michael R. Farris pursuant to the earnout provisions of the agreement by which he sold The Farris Group to the Company prior to becoming an officer and director of the Company. As of September 30, 1996, the Company had a contingent obligation to issue 314,000 of such 750,000 shares, based on the financial performance of The Farris Group through such date.

Plan for Acquisitions. During the third quarter, the Company acquired the assets of one vision care center (See Note 5). The Company's plans for growth and expansion include further acquisitions of the assets of vision care centers. The success of this aspect of the Company's growth strategy is dependent, in part, on its ability to integrate and manage acquired operations and to acquire, integrate and manage additional operations. There can be no assurance that the Company will be able to identify suitable acquisition candidates or be able to finance any such acquisitions or that any such acquisitions will be consummated on terms favorable to the Company. If the Company is able to acquire additional operations, there can be no assurance that the Company will be able to integrate and manage such additional operations successfully.

MEC Shares Held in Escrow. All of the shares of stock of MEC owned by the Company are being held in escrow pending the Company's payment in full of a promissory note in the original principal amount of $1,799,100 with a current principal amount of $1,000,000 (the "MEC Note") issued by the Company as part of the consideration for its acquisition of MEC in October 1995. The MEC Note was originally due on demand on or after April 1, 1996, and has been extended several times, most recently to be due on demand on or after January 15, 1997. If the Company were to default under the MEC Note, the former shareholders of MEC would be entitled to regain ownership of all of such shares.

                           PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          Public Company Publishing, Inc. On May 10, 1996, following unsuccessful efforts of mediation, the Company received from counsel to Public Company Publishing Inc. ("PCP") a copy of a complaint said to have been filed in the Circuit Court for Orange County, Florida. The complaint alleges that the Company breached a written agreement between PCP and the Company dated July 10, 1992, as subsequently modified and renewed, pursuant to which PCP was to receive certain options to purchase Common Stock in exchange for rendering financial consulting services to the Company. The complaint alleges that the options entitled PCP to purchase an aggregate of 180,000 shares of Common Stock as follows: 60,000 shares at $4.00 per share through July 1997, 60,000 shares at $9.25 per share through January 1998, and 60,000 shares at $4.62 per share through July 1998. The complaint seeks monetary damages in an unspecified amount, as well as specific performance. PCP has stated outside of the complaint that its damages are $2,057,400. On May 23, 1996 the Company removed the case to the United States District Court for the Middle District of Florida. The Company filed an answer on June 28, 1996, denying the enforceability of the agreement and the validity of the options. Limited discovery has been conducted. The Company and PCP are negotiating terms for potential settlement of the case. In the event case does not settle, the case is set for trial on August 4, 1997. In the opinion of management, this case will not have a material adverse effect on the financial condition of the Company, although there can be no assurance that it will not have a material adverse effect on the operating results of the Company. As of September 30, 1996, the Company has accrued $100,000 based upon pending settlement discussions.

          Rural Health Partners, Inc. On May 9, 1996, Rural Health Partners, Inc. ("RHP") brought an action in the District Court, City and County of Denver, Colorado against MRF, Inc., d/b/a The Farris Group ("TFG") alleging that TFG breached an agreement with RHP to provide joint consulting services to certain health care providers. RHP's complaint also alleges fraud, negligent misrepresentation, breach of fiduciary duty and trade defamation by TFG and seeks monetary damages in an unspecified amount. The Company filed an answer denying all liability and a counterclaim against RHP on July 19 and July 26, 1996. On September 24, 1996, TFG removed the case to the United States District Court for the District of Colorado. To date, only limited discovery has been conducted. In the opinion of management, this case will not have a material adverse effect on the financial condition of the Company.

          Certain other legal  proceedings  against the Company are described in
          Item 3 (Legal Proceedings) of the Company's Form 10-K for the year ended December 31, 1995.

ITEM 2    CHANGES IN SECURITIES

          Not applicable.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5   OTHER INFORMATION

         Not applicable.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits

                               EXHIBIT INDEX PAGE
                               ------------------

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

------------
  *Incorporated herein by reference.  File No. 0-19671.

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

        10.8 Agreement for Purchase and Sale of Stock dated December 31, 1993, among LaserSight Incorporated, MRF, Inc., and Michael R. Farris (filed as Exhibit 2 to the Company's Form 8-K filed on December 31, 1993*).

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

-------------

   *Incorporated herein by reference.  File No. 0-19671.

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

-------------

  *Incorporated herein by reference.  File No. 0-19671.

       10.22 Agreement dated April 4, 1996 to amend Agreement and Plan of Merger by and among LaserSight Incorporated, Mark B. Gordon, O.D. and Howard M. Levin, O.D. (filed as Exhibit 10.22 to the Company's Form 10-Q for the 2nd quarter ended June 30, 1996*).

       10.23 Agreement dated June 27, 1996 to amend Agreement and Plan of Merger by and among LaserSight Incorporated, Mark B. Gordon, O.D. and Howard M. Levin, O.D. (filed as Exhibit 10.23 to the Company's Form 10-Q for the 2nd quarter ended June 30, 1996*).

       10.24 LaserSight Incorporated 1996 Equity Incentive Plan (filed as Exhibit A to the Company's definitive proxy statement dated April 30, 1996*).

       10.25 LaserSight Incorporated Non-Employee Directors Stock Option Plan (filed as Exhibit B to the Company's definitive proxy statement dated April 30, 1996*).

       10.26 Agreement and Plan of Merger dated April 18, 1996 among LaserSight Incorporated, Eye Diagnostics & Surgery, P.A., LSI Acquisition, Inc., John W. Norris, M.D. and Bernard Spier, M.D. (filed as Exhibit 2 (i) to the Company's Form 8-K dated July 18, 1996*).

       10.27 Amendment to the Agreement and Plan of Merger dated June 17, 1996 (filed as Exhibit 2 (ii) to the Company's Form 8-K dated July 18, 1996*).

       10.28 Second Amendment to the Agreement and Plan of Merger dated July 3, 1996 (filed as Exhibit 2 (iii) to the Company's Form 8-K dated July 18, 1996*).

       10.29 Agreement and Plan of Merger dated June 17, 1996 among LaserSight Incorporated, LaserSight Acquisition, Inc., Cataract Hotline, Inc. and Michael R. Norris (filed as
               Exhibit 2 (iv) to the Company's Form 8-K dated July 18,
               1996*).

       10.30 Asset Purchase Agreement dated April 18, 1996 between LaserSight Incorporated and John W. Norris, M.D. (filed as Exhibit 2 (vi) to the Company's Form 8-K dated July 18, 1996*).

       10.31 Amendment to Asset Purchase Agreement dated June 17, 1996 (filed as Exhibit 2 (vii) to the Company's Form 8-K dated July 18, 1996*).

-------------

   *Incorporated herein by reference.  File No. 0-19671.

       Exhibit 11    Statement of Computation of Per Share Earnings

       Exhibit 27    Financial Data Schedule

       b)  Reports on Form 8-K

           On July 8, 1996, the Company filed with the Commission a Current Report on Form 8-K regarding the press release issued by LaserSight Incorporated dated July 8, 1996, reporting the acquisition of the assets of a New Jersey Ophthalmic practice and surgery center.

           On July 9, 1996, the Company filed with the Commission a Current Report on Form 8-K regarding the press release dated July 9, 1996, announcing preliminary second-quarter estimates.

           On July 18, 1996, the Company filed with the Commission a Current Report on Form 8-K regarding the acquisition of the assets of the Northern New Jersey Eye Institute.

           On September 6, 1996, the Company filed with the Commission a Current Report on Form 8-K regarding the press release dated September 6, 1996, announcing the appointment of a Chief Operating Officer.

           On September 16, 1996, the Company filed with the Commission a Current Report on Form 8-K/A including the financial information required related to the acquisition of the assets of the Northern New Jersey Eye Institute.

                              SIGNATURES
                              ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              LaserSight Incorporated




Dated: November 14, 1996                      By:  /s/ Michael R. Farris
       --------------------                        -------------------------
                                                   Michael R. Farris,
                                                   Chief Executive Officer



Dated: November 14, 1996                      By:  /s/ Gregory L. Wilson
       --------------------                        -------------------------
                                                   Gregory L. Wilson,
                                                   Chief Financial Officer








                                                                       .