Form 10-K
period 1996-12-31
LASERSIGHT INC /DE
filed 1997-03-28
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
                                    ---------

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
                                       OR

( )  TRANSITION  REPORT   PURSUANT  TO  SECTION  13 OR  15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                         Commission file number 0-19671

                             LASERSIGHT INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)
Delaware                                                     65-0273162
--------                                                     ----------
(State of incorporation)                                 (I.R.S. Employer
                                                         Identification No.)

12161 Lackland Road, St. Louis, Missouri                        63146
----------------------------------------                        -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (314) 469-3220

Securities Registered Pursuant to Section 12(b) of the Act:
       Title of Each Class             Name of Each Exchange on Which Registered
       -------------------             -----------------------------------------
              None                                        N/A

           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.001
                          -----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on March 21, 1997, was approximately $50,362,979.

     Number  of  shares  of  Common  Stock  outstanding  as of March  21,  1997:
8,914,557.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required to be included in Part III is incorporated herein by reference to the Company's definitive proxy materials to be filed with the Securities and Exchange Commission on or before April 30, 1997.

                             LASERSIGHT INCORPORATED

                                TABLE OF CONTENTS


                                     PART I

Item 1.  Business

Item 2.  Properties

Item 3.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

Item 6.  Selected Consolidated Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 8.  Financial Statements and Supplemental Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                                    PART III

Item 10.  Directors and Executive Officers

Item 11.  Executive Compensation

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relations and Related Transactions

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     Except for the historical information contained herein, the discussion in this Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis--Uncertainties and Other Issues" as well as those discussed elsewhere in this Report.


                                     PART I

Item 1.  Business

         OVERVIEW

     LaserSight Incorporated and its subsidiaries (collectively, "LaserSight" or the "Company") operate in two major operating segments: technology and health care services. The Company's principal wholly-owned subsidiaries include:
LaserSight Technologies, Inc. ("LaserSight Technologies"), MRF, Inc. ("MRF" or "The Farris Group"), MEC Health Care, Inc. ("MEC"), and LSI Acquisition, Inc. ("NNJEI").

      The technology segment of the Company's operations includes LaserSight Technologies and related subsidiaries. These entities develop, manufacture and market ophthalmic lasers with a galvanometric scanning system primarily for use in performing photorefractive keratectomy ("PRK") which utilizes a one millimeter scanning laser beam to ablate microscopic layers of corneal tissue in order to reshape the cornea and to correct the eye's point of focus in persons with myopia (nearsightedness), hyperopia (farsightedness) and astigmatism.

      The health care services segment includes MEC, NNJEI and MRF. MEC is a total vision care managed care company which manages complete vision care programs for health maintenance organizations ("HMOs") and other insured enrollees. NNJEI is a physician practice management company which currently manages the ophthalmic practice known as "Northern New Jersey Eye Institute" under a service agreement. MRF is a consulting firm that develops and implements vertical integration strategies for hospitals and managed care companies, including the identification, negotiation and acquisition of physician practices and the development of physician networks.

      On November 13, 1996, the Company announced that it had engaged the investment banking firm of A.G. Edwards & Sons to explore and evaluate strategic business opportunities. Such exploration and evaluation process is continuing. As of the date of the filing of this Annual Report on Form 10-K, the Company has not entered into any agreement or negotiations for a transaction resulting from such process. In addition, the Company is working with A.G. Edwards & Sons regarding potential financing alternatives. There can be no assurance as to the completion of any such transaction or financing or the terms thereof.

      In 1994, the Company shifted its emphasis from research and development of its laser systems to the manufacturing and international sales of its lasers. The Company's Compak-200 Mini-Excimer laser ("Compak-200(TM)") was introduced internationally in 1994. The LaserScan 2000 Excimer Laser PhotoPolishing System ("LaserScan 2000(TM)") was introduced in late 1995 to replace the Compak-200. The LaserScan 2000 incorporates improvements that were developed and implemented as the result of the Company's world-wide clinical experience with the Compak-200. In 1996, the Company added certain upgraded features to the original Compak-200 and marketed the resulting LS 300 model as a lower-cost alternative.

      The Company's business strategy is to focus exclusively on vision care, a $30 billion industry.

      Technology segment. The next-generation excimer laser is under development and improvement and is currently being marketed commercially in 29 countries around the world. The Company enjoys the largest installed base of scanning lasers in the industry. The Company intends to continue to develop and improve upon its technology and to aggressively continue the process of gaining regulatory approval in order to access the domestic market, with approval presently anticipated during 1998. The Company's patent portfolio covers scanning technology, infrared technology, solid-state technology, calibration technology, and glaucoma treatment. The Company currently is pursuing domestic regulatory approval to market its excimer laser for glaucoma treatment. With glaucoma affecting over six million people in the United States, the Company believes that its laser will provide a real therapeutic use by treating this leading cause of blindness. Therefore, the Company intends to continue to build upon its leadership position internationally, moving into the domestic market for refractive surgery, while expanding the applicability of its technology to the therapeutic treatment of glaucoma.

      Health care services segment. Managed vision care is the key driver for developing this division. The Company continues to develop networks of ophthalmologists and optometrists and enter into contracts with managed care companies which provide for LaserSight, through its managed care subsidiary, to administer the benefits and assume actuarial risk for delivering vision care to its insured subscribers. The Company intends to grow its managed care business by adding managed care contracts around the country. In addition, the Company intends to market, directly, its own routine benefit for frames and lens during 1997. The Company believes that the resources of its consulting group, coupled with the managed care expertise, should allow the Company to expand aggressively. Networks of ophthalmologists and optometrists contract with the Company as part of the provider delivery system and rely on the Company to administer the benefits, adjudicate the claims, and report back to the HMO concerning the cost and quality of the services provided. The Company anticipates that these networks of providers may also find PRK to be an added value to their patients; the Company intends to offer such services as an insured benefit.

      For relatively new services such as PRK, patients need to be attracted through marketing efforts or by referrals, including referrals from their existing eye care professional. The Company believes that referrals will provide a better, more-qualified candidate base for PRK services.

      The Company is working to develop optometric and ophthalmic networks in select markets and to negotiate with HMOs and insurers in those markets to administer and to provide total vision care services. The optometrists and ophthalmologists will not be employed by the Company, but will be incentivised to participate by having access to managed care patients. The Company's strategy is to gain access to the patients through contracts with insurers, to be in a position to direct the provision of eye care in a cost-effective manner through provider networks, and to support the managed care business and participate in the provision of vision care services with select ophthalmic practices.

      These provider networks are expected to be a source of referrals for PRK as the procedure gains acceptance over time in the United States. The Company has developed a strategy of contracting with selected PRK centers to provide access to the same provider network used to provide routine vision care. The Company's first PRK center contract is with the Greater Baltimore Vision Laser Center. There the Company will credential the providers who refer patients to the center and administer the claims for PRK services provided.

      For information regarding the Company's export sales and operating revenues, operating profit (loss) and identifiable assets by industry segment, see Note 13 of the Notes to Consolidated Financial Statements.

     As of December 31, 1996, the Company had 125 full-time and 3 part-time employees. The Company considers its employee relations to be good.

      The Company was incorporated in Delaware in September 1987, but was inactive until June 1991. In July 1994, the Company was reorganized as a holding company.

      The Company's principal offices and mailing address are 12161 Lackland Road, St. Louis, Missouri 63146, and its telephone number at that location is
(314) 469-3220.

         LASERSIGHT TECHNOLOGIES

LaserScan 2000 Excimer Laser System

      The LaserScan 2000 laser system was introduced at the Annual Meeting of the American Academy of Ophthalmology in October 1995. The LaserScan 2000 was designed to replace the Company's first excimer laser product, the Compak-200 laser system, and incorporates improvements developed and implemented as the result of the Company's world-wide clinical experience with the Compak-200.

      The LaserScan 2000 is a fully integrated ophthalmic surgical work station for use by ophthalmologists. It has been designed to perform PRK and Laser In Situ Keratomileusis ("LASIK") refractive laser procedures currently recognized by most ophthalmologists as being clinically predictable. This compact, new-generation, ArF (193nm) excimer laser weighs less than 450 pounds, with low gas maintenance costs.

      The LaserScan 2000 incorporates a scanning device utilizing a pair of galvanometer controlled mirrors that reflect and scan the laser beam directly on the corneal surface without the use of discs, masks, or diaphragms used by other excimer laser systems. The advantages of this scanning system include: (i) a smaller laser beam diameter that dramatically increases power density thereby permitting more compact systems; (ii) greater scanning pattern flexibility for refractive procedures, including the correction of myopia, hyperopia, and astigmatism; (iii) smoother surface quality without transition zones; and (iv) an ability to scan much larger optical zones (up to 9mm). The actual corneal ablation profile is computer-controlled to adjust the beam overlap and diameters of the scanning system. The source code of the scanning software is proprietary technology of the Company (patent applied for) and has been developed and tested by a series of experiments on both PMMA (plastic) and human cadaver eye tissue and, most recently, at international and domestic clinical trial sites.

LS 300 Excimer Laser System

      In June 1996, LaserSight Technologies introduced the LS 300 Excimer Laser System at the Annual Meeting of the American Society of Cataract and Refractive Surgeons. The LS 300 was introduced as part of a strategy to offer a lower-cost alternative to the LaserScan 2000. As a modified version of the Compak-200, it allowed the Company to utilize its remaining Compak-200 inventory. The modifications to the original system included upgraded optics and illumination and automatic gas exchange. The Compak-200 laser systems established the industry's standard for a small diameter beam, galvanometer controlled scanning systems. That system has been improved upon with the introduction of the LaserScan 2000 and LS 300 systems.

Ancillary Products

      Corneal Topography Systems. During 1996, the Company continued its efforts to distribute Corneal Topography Systems as options to purchasers of its LaserScan 2000 and LS 300 laser systems. Corneal topography is a corneal mapping system for patient diagnosis and future customization of systems. These systems generally include an image projection and data acquisition system, computer, software modules, and color monitor. The corneal topography system is not a Company product, but the customer can select the manufacturer and the features to be added to the system.

      Microkeratome Systems. During 1996, the Company continued to offer a microkeratome as an option to purchasers of LaserScan 2000 and LS 300 laser systems. The microkeratome is an instrument used to cut the corneal flap during a LASIK procedure. The microkeratome is not a Company product, but the customer can select the manufacturer.

      Eye Tracking System. The Company has developed an active eye tracking system that first became available as an option during 1995. The system is integrated into the laser system and automatically detects slight saccadic movements of the patient's eye, automatically adjusting the position of the laser beam to ensure that the eye remains centered during the laser procedure. During 1996, the Company continued its engineering and development of the system to optimize the eye tracking system's functions, and to extend the capability of the tracking system hardware and software to interface with other laser system functions.

      Video Display Camera. The Company offers, as an option, a video display system for observation or recording of procedures. This camera can be installed on the LaserScan 2000 and LS 300 laser systems, either at the manufacturing facility or as an upgrade on site. The video display system includes a beam splitter, video adapter, and a single chip video camera.

     Lensometer. Since 1993, the Company has offered the Topcon Model LM-S1 lensometer.

      Ex-calipar(TM). In October 1995, the Company was notified by the U.S. Patent Office that a patent was issued covering the use of the first patented, disposable, calibration system (the "Ex-calipar") for PRK and LASIK procedures performed with excimer lasers. This system provides a quantitative simulation of the proposed laser treatment pattern before each eye is treated. It is the only system that gives the surgeon detailed information on the proposed ablation size, shape, homogeneity, depth, and concentration as a single integrated system. Use of the Ex-calipar system is not limited to the LaserScan 2000 laser system, but can be utilized in conjunction with any excimer laser system for PRK and LASIK procedures.

Intellectual Property

      Numerous patents have been applied for by, or are issued to, other companies which relate to broad technology concerning lasers and laser devices, refractive surgical procedures utilizing laser devices, and delivery systems for using laser devices in refractive surgical procedures. In 1992, LaserSight Technologies signed a License Agreement with International Business Machines
Corporation ("IBM") for IBM's patents for ultraviolet light ophthalmic products/procedures. Under this license, LaserSight Technologies pays a royalty fee of 2% of the sales of its ultraviolet lasers in those countries in which IBM has such a patent. Sales of excimer lasers in other countries are not subject to such royalty payments. LaserSight continues to take actions to secure patent rights in its field. See "Management's Discussion and Analysis--Uncertainties and Other Issues--Technology-Related Uncertainties."

      The Company maintains a portfolio of strategically important patents covering its scanning method, solid state technology, glaucoma and retinal treatments, corneal topography development, calibration methods, and myopia/hyperopia (pending).

      A patent (U.S. patent No. 5,144,630) has been granted covering the apparatus and use of the solid state (ultraviolet and infrared) LaserHarmonic System. In May 1996, another patent (U.S. patent No. 5,520,679) for a scanning method and apparatus for PRK was granted to the Company by the U.S. Patent Office. This patent includes claims that cover ultraviolet and infrared wavelengths wherein the purposeful overlapping of sequential small-diameter laser pulses achieves a "photo-polishing" of the corneal surface. The extent of protection which may be afforded to LaserSight Technologies, or whether any claim embodied in these patents will be challenged or found to be invalid, cannot be determined at this time. These patents and other pending applications may not afford a significant advantage or product protection to LaserSight Technologies.

      In July 1995, the Company exercised its option to acquire technology of a solid state UV-laser operating at 213nm and 200 Hz developed by Dr. J.T. Lin pursuant to Dr. Lin's Research and Development Agreement with the Company. Dr. Lin is a former president and chief executive officer of the Company. This laser system employs harmonic wavelength mixing schemes different from those described in the Company's 1992 solid-state patent (U.S. patent No. 5,144,630). Dr. Lin's patent application, which has been assigned to LaserSight, has been filed covering this new technology. During 1996, the Company postponed further tests of this new system due to excimer-related priorities within the Company's engineering and research and development departments.

     Francis E. O'Donnell, Jr., Chairman of the Board of the Company, was independently granted two patents (U.S. patent no. 5,370,641) for Laser Trabeculodissection for treatment of glaucoma, and (U.S. patent no. 5,217,452) for Transscleral Laser Treatment of Subretinal Neovascularization for macular degeneration. These patents were assigned by Dr. O'Donnell to LaserSight Centers in January 1995 for $6,121 as reimbursement for attorneys' fees and costs to prosecute the patent applications. In October, 1995, Dr. O'Donnell was granted another patent (U.S. patent no. 5,460,627) for a method and apparatus for calibration of PRK lasers. Dr. O'Donnell licensed this patent to LaserSight Centers in exchange for a 6% royalty on the net sales or uses of the patented technology. In January, 1996, the Company announced a joint venture with PAR Vision Systems, Inc. as the Ex-calipar. It uses a rastersterographic topography system to measure the effects of a simulated PRK on a single-use, disposable target. Under the terms of the agreement, the joint venture partners share in software licensing income and in the sale of disposable targets for the Ex-calipar system.

      In November 1995, LaserSight obtained an exclusive license for patent-pending technology developed by Dr. Peter McDonnell, Professor of Ophthalmology, Doheny Eye Institute, University of Southern California. This technology for epithelial boundary determination may allow for full automation (Auto-PRK) of the PRK procedure using LaserSight's patented delivery system. The Company believes that Auto-PRK could provide improved reproducibility of results by eliminating the surgeon variable.

      The Company has independently developed the trademarks "LaserHarmonic," "Compak-200," "LaserScan 2000," "LS 300," "Ex-calipar" and "Auto-PRK" and intends to enforce its prior appropriation of these trademarks and to seek registration thereof. "LaserSight" is a service mark developed by LaserSight.

Manufacturing

      The Company historically had produced the substantial majority of its laser products from its office and manufacturing facility in Orlando, Florida. During the fourth quarter of 1995, the Company opened a new manufacturing facility in San Jose, Costa Rica to manufacture its lasers for international sales, and for delivery to United States investigational sites under its IDE protocols. During 1996, the Company successfully employed and trained qualified personnel to staff and operate the Costa Rican manufacturing facility. During 1996, all LaserScan 2000 lasers sold to international customers were manufactured at this facility, as well as LaserScan 2000 laser systems delivered to United States clinical investigators. This facility, located in a free trade zone, is expected to account for the manufacturing and shipping of all laser units to be sold internationally during 1997.

      During 1996, personnel at the Orlando facility assisted in the transition of manufacturing operations and materials to Costa Rica, performed certain training and quality control functions, and assisted the Costa Rica facility in achieving their quarterly production schedule.

      As exports of laser products not approved for sale in the United States are closely regulated by the FDA, the Company's establishment of an offshore manufacturing facility permits it to sell products to any international customer without prior FDA approval. Many countries have their own regulatory requirements, however.

      The manufacturing process is mainly an assembly operation in which LaserSight Technologies acquires components of its system and assembles them into a complete unit. Components include both "off-the-shelf" materials and assemblies, as well as various key components which are produced by others to the Company's design and specifications. In general, the cost of the Company's lasers predominantly relate to hardware; the labor component of cost is relatively small. The proprietary computer software driving the scanning system has been developed internally.

     A number of key components necessary to produce the Company's laser products are obtained from single vendors. Should these suppliers become unable or unwilling to supply these components, the Company would be required to seek other qualified suppliers. See "Management's Discussion and
Analysis--Uncertainties         and        Other         Issues--Company-Related
Uncertainties--Availability of Components."

      During 1996 the Company completed implementation of an international system of quality assurance under ISO 9002, that was initiated during 1995. In October 1996 the Company received certification under ISO 9002 for its manufacturing and quality assurance activities in Orlando, Florida and San Jose, Costa Rica. During November 1996 the Company completed all requirements necessary to obtain authority to apply the CE Mark to its LaserScan 2000 System. The CE Mark, certifying that the LaserScan 2000 meets all requirements of the European Community's medical directives, gives the Company access to market its products into all member countries of the European Economic Union ("EU"). While at this time only certain member countries of the EU require compliance with the EU Medical Directives (including France and Germany), starting in 1998 all countries in the EU will require CE Mark certification of compliance with the EU Medical Directives as the standard for regulatory approval for sale of laser systems.

Availability of Components

      LaserSight Technologies purchases the vast majority of its components for its lasers from commercial suppliers. These include both standard, "off-the-shelf" items, as well as components produced to the Company's unique designs and specifications. While most are acquired from single sources, the Company believes that in many cases there are multiple sources available to it in the event a supplier is unable or unwilling to perform. As the Company is dependent upon an uninterrupted supply of components to produce its lasers, it is dependent upon these suppliers to provide a continuous supply of integral components and sub-assemblies.

      The Company presently has an exclusive supply arrangement from a single source for the unique laser head it uses. Under this exclusive arrangement, the supplier of the laser head is restricted from providing this relatively low energy, high repetition rate laser head to any company that would utilize the laser head in an excimer laser system for corneal refractive surgery. The Company continued to experience higher than acceptable warranty service costs associated with this component, and accordingly, during 1995 the Company began certain measures to address this issue that have continued into 1996. These measures include 100% incoming inspection of all laser heads at time of receipt from the supplier, modification and upgrading of certain critical components, development and testing of new techniques for handling the laser heads, and a search for alternative components and suppliers.

      During 1996, the Company contracted with a potential new supplier of the laser head component to develop an improved performance laser head based on this supplier's innovative technology and the Company's performance specification and laser lifetime requirements. The first prototypes have been built and the Company anticipates receiving additional prototypes of this new laser head design during the first quarter of 1997 and will immediately begin engineering evaluation and testing at that time. Should the Company determine that the initial prototypes of this new laser head design and configuration meet its requirements, the Company intends to incorporate this new laser head into its products during the second or third quarter of 1997. The Company has negotiated a limited exclusive license to this new laser head technology in the field of ophthalmic surgery.

Marketing

      The use of LaserSight Technologies' medical laser systems in the United States requires FDA approval. LaserSight Technologies has been marketing these systems in the international market where similar approval is not required or is easier to obtain. These international sales require LaserSight to comply with the regulatory requirements of the importing nation and export requirements of the United States.

      During 1996, LaserSight Technologies marketed the LS 300 and LaserScan 2000 laser systems in Europe, the Pacific Rim, Asia, South and Central America, and the Middle East. The Company sells its excimer laser systems and accessories utilizing a multi-tiered marketing strategy directed towards ophthalmologists throughout the world. A combination of directly-employed sales representatives and independent international distributors and representatives is utilized to market directly to individual ophthalmologists, ophthalmic clinics, and hospitals.

      The Company directly employs two territorial managers who are responsible for sales, both direct and through distributors and representatives, within their respective territories. The Company's distributors and representatives have been selected based on their experience in the market for ophthalmic equipment and their capability for technical support. Distributor and representative agreements either provide for exclusive territories, with continuing exclusivity dependent upon mutually-agreed levels of annual sales, or nonexclusive agreements without sales minimums. Currently, separate distributor and representative agreements are in place for all major market areas. During 1996, approximately 82% of sales of LaserSight Technologies' products resulted from distributors and representatives with the balance from direct sales.

      During 1996, LaserSight Technologies continued to expand and negotiate with distributors and representatives for agreements to represent LaserSight Technologies' products into areas that will ensure complete worldwide sales coverage. In conjunction with its expanded sales activities, LaserSight
Technologies committed to participate in a number of ophthalmology meetings, exhibits, and seminars, both domestic and foreign, during 1996. Historically, attendance at two large United States meetings, the American Academy of Ophthalmology and the American Society of Cataract and Refractive Surgery, has yielded substantial interest in the Company's laser products.

      During 1995, the Company entered into an agreement for the Japanese market with the International Medical Data Center ("IMDC") located in Tokyo, Japan. Under this agreement, the Company and IMDC incorporated a new business entity, LS Japan Company, Limited ("LS Japan"), during January 1996.

      During 1996, the IMDC continued efforts related to clinical trials and approval for the Company's laser system by the Japanese Ministry of Health and Welfare. The IMDC changed its name during 1996 and continued its activities under the name of Noda Medical Consulting, Inc. ("Noda Medical"). In December 1996, the Company and Noda Medical redefined their strategy for regulatory approval and future direct sales into the Japanese market. In addition, the Company is nearing completion of negotiations for an exclusive distribution agreement with Noda Medical. The Company believes that its appointment of Noda Medical as its exclusive distributor for Japan should result in a more effective pursuit of Ministry approval. The Company has no plans, at this time, to utilize LS Japan as an active operating entity.

      In certain countries, clinical trials of lasers are required before commercial sales can take place. As a result, LaserSight Technologies has placed several lasers with clinical investigators at no cost to the physician, and anticipates establishing several additional clinical sites during 1997. At the conclusion of these clinical trials, the lasers are to be returned to the Company.

      While the focus of LaserSight Technologies' sales activities is on the international market, the Company has sold lasers in the United States to ophthalmologists participating in LaserSight Technologies' FDA clinical trials. Pricing of these units has been lower than for those sold in foreign markets as the FDA requires that these sales be based on specific manufacturing costs, which can include an allocation of research, development and other expenses. If LaserSight Technologies continues to establish additional clinical sites in the United States during 1997, these sites could represent an additional source of revenue for the Company as well as additional regulatory costs. Approximately 145 LaserSight excimer laser systems are now in place worldwide.

Meetings and Trade Shows

      LaserSight Technologies' strategy is to encourage its clinical investigators and clinical users to present clinical papers at, and for Company personnel to attend, international meetings and exhibits to promote sales of the Company's laser systems. All distributor and representative agreements contain provisions for the agent to participate in national and regional meetings and exhibits.

      Attendance at meetings and exhibits held in the United States is limited to those meetings where a large attendance of foreign ophthalmologists is anticipated. These meetings include the Annual Meeting of the American Academy of Ophthalmology and the American Society of Cataract and Refractive Surgery. LaserSight Technologies limits its activities at these meetings to the distribution of technical information without making any offer to sell.

Seasonality

      Due to seasonal vacation and holiday customs in the Company's markets, the Company believes that sales during the first quarter may be somewhat lower than in other quarters. These seasonal factors include the Lunar New Year, celebrated in Asian and Southeast Asian countries and the summer vacation period in South America.

Payment Terms; Receivables

      LaserSight Technologies, which implemented more stringent sales criteria during 1996, may from time to time reassess its credit policy and the terms it will make available to individual customers. As a result of a growing presence in a number of countries and continued acceptance of the Company's laser systems, the Company intends to internally finance a proportionately-smaller number of sales over periods exceeding 18 months than it did before 1996. There can be no assurance as to the terms or amount of third-party financing, if any, that the Company's customers may obtain in the future. Since 1996, the Company has been placing greater emphasis on the terms and collection timing of future sales.

      Laser sales are generally to hospitals or established and licensed ophthalmologists. Unless a letter of credit or other acceptable security has been obtained, a significant down payment or deposit is generally required at or before installation, and LaserSight Technologies maintains regular contact with customers as routine maintenance work must be provided by LaserSight personnel. Maintenance services can be withheld should payment terms not be met. LaserSight Technologies' agreements with its customers typically provide that the contracts are governed by Florida law. LaserSight Technologies has not determined whether or to what extent courts or administrative agencies located in foreign countries would enforce its right to collect such receivables or to recover laser systems from customers in the event of a customer's payment default.

      Since 1996, the Company has issued more sales agreements with payment terms requiring a letter of credit. At December 31, 1996 the Company was the payee on letters of credit with foreign financial institutions aggregating approximately $2.1 million. On occasion it is necessary to meet a competitor's more liberal terms of payment. In those cases, the Company may provide term financing. See "Management's Discussion and Analysis--Uncertainties and Other Issues--Company-Related Uncertainties--Receivables."

Backlog

      To date, the Company has been able to ship laser units as orders are received, therefore order backlog is not a meaningful factor in its business.

Competition

      Competition in the medical and laser industries is intense, and technological developments are expected to continue at a rapid pace. The Company competes against both alternative and traditional medical technologies and other laser manufacturers. Many of the Company's competitors are substantially larger, better financed, and better known, with existing products and distribution systems in the marketplace. A number of lasers manufactured by other companies have either already received, or are much farther advanced in the process of receiving, FDA approval for specific procedures, and, accordingly, may have a higher level of acceptance in some markets than the Company's lasers.

      PRK and LASIK techniques for treatment of refractive vision disorders compete with eye glasses, contact lenses, and radial keratotomy ("RK"). In addition, medical companies, academic and research institutions and others could develop new therapies, including new medical devices or surgical procedures (such as corneal implants and surgery utilizing other types of lasers), for the conditions targeted by the Company, which therapies could be more medically effective and less expensive than PRK and LASIK, and could potentially render PRK and LASIK obsolete. Any such development could have a material adverse effect on the business, financial condition, and results of operations of the Company.

      In addition to general laser applications, LaserSight Technologies is targeting the LaserScan 2000 for the PRK and LASIK UV-wavelength market for which it believes it has at present two major competitors in the United States and a total of six major competitors worldwide. For refractive surgery, LaserSight Technologies believes that its LaserScan 2000 systems have significant advantages over the excimer lasers manufactured by its principal competitors, but many of these competitors are larger, more established, and presently have greater financial strength than the Company.

      Competitive factors such as performance, price, warranty, and royalty issues play an important role in the customer's decision to purchase an excimer laser system. Regulatory issues also play a significant role in determining the markets accessible to the Company. As the Company must obtain approval from the FDA for marketing in the United States, the Company must presently focus its marketing efforts on international markets. Both United States and foreign competitors may enter the excimer laser business or acquire existing companies. Such competitors may be able to offer their products at a lower cost or may develop procedures that involve lower per procedure costs. Competition from new entrants may be prevalent in those countries where significant regulatory approval is not required.

Food and Drug Administration

      During 1994, the Company began the clinical studies required for approval of its laser systems in the United States. During 1995, it completed the clinical activities required by the FDA for its Phase 2a myopia study and submitted the results of this phase of the trial to the FDA. In 1996, the Company filed a request to proceed with Phase 2b of its myopia study, as well as a request that its new laser model, the LaserScan 2000, be recognized as comparable in method and performance to the Compak-200 used in the earlier trials. Both of the Company's requests were approved by the FDA, and Phase 2b myopia clinical trials were started during the later part of 1996. As both models of the Company's excimer lasers will be utilized in future clinical activities, the Compak-200 systems utilized in the Phase 2a myopia trials have been upgraded with new Leica microscopes and other features that have brought these systems closer to the Company's LS 300 system configuration. The Company anticipates that during 1997 further upgrades will be made to the modified Compak-200 systems utilized for United States clinical trials.

      During 1996, the Company submitted an additional protocol request to the FDA, and received its approval to proceed with clinical trials for PARK (a combination of myopia and astigmatism). This trial is being conducted by domestic investigators, and during 1997 the Company anticipates expanding the trials by including one or more international investigators.

      For its Phase 2a and 2b myopia trials the Company established five clinical sites in the United States, and for supporting data opened one additional international site monitored under the same protocol as its United States sites. At the end of 1996, the Company had a total of six domestic sites for its clinical trials, as well as the one international site.

      Based on recent discussions with the FDA, the Company believes that the approval process could be expedited somewhat depending on the amount of clinical data that is acceptable to the FDA. While there is no assurance that the approval process will be expedited, the Company believes that it has completed as much as 90% of the treatments required for an expedited approval and anticipates that the remaining treatments required will be completed by May 1997. After required follow-up periods of at least six months, the Company could then submit a PMA application to the FDA for its review. There is no assurance that the FDA would approve this PMA.

      The Company is preparing to submit during 1997 additional protocol requests for hyperopia, and, if appropriate, LASIK (in which the stroma beneath the cornea is ablated rather than the surface of the cornea). The Company expects that these trials will be conducted by both domestic and foreign investigators. There is no assurance that these protocols will be approved by the FDA. If such approvals are received, the Company anticipates that it will establish up to an additional four domestic clinical trial sites, and one additional international site. The FDA currently limits to 20 the maximum number of clinical sites a manufacturer can establish.

Research and Development

      During 1996, the Company continued its research and development activities related to new laser products, laser systems, product upgrades and ancillary product lines. Excluding regulatory expenses, research and development expense was $948,520 in 1996 compared to $983,130 in 1995, a decrease of 4%. In 1994 these expenses were $262,882. Considerable research and development effort was directed to the continued improvement of the LaserScan 2000 system, including completion of subsystems for automatic gas fill, power stabilization, operating software and other key components. Many of the subsystems developed have been designed so that they can be retrofitted to Compak-200 and LS 300 lasers already in use.

      Other research and development efforts have been focused on the development of the new solid-state LaserHarmonic laser and have resulted in an operational prototype. The LaserHarmonic is the first true non-gas laser capable of delivering a laser beam in the ultraviolet spectrum. The Company expects to direct additional efforts during 1997 toward the production of a commercial design for this product.

      The concept for the original LaserHarmonic System was introduced by the Company's founder in 1991. The system was recognized as the first solid-state (non-gas) laser capable of operating in the ultraviolet spectrum (common to all excimer lasers used for refractive surgery). In addition, the LaserHarmonic could be capable of generating multiple wave lengths, thus permitting its use for other ophthalmic procedures which now require separate lasers.

      In late 1992, however, the Company deferred development of this laser in favor of the Compak-200. This allowed the Company to get to market more quickly for sales and delivery of the Compak-200 laser system. The LaserHarmonic research and development effort identified many novel features, including a unique scanning delivery system, a software intensive product with flexible computer controlled ablation, and a relatively lightweight product with a small footprint.

      The international market acceptance of the Compak-200, LS 300 and LaserScan 2000 Excimer Laser Systems during 1995 and 1996 further delayed development of the LaserHarmonic system. The Company has completed its second prototype of this device and continues development of the LaserHarmonic System as the first solid-state (non-gas) laser capable of generating multiple wave lengths for use in a number of non-refractive ophthalmic procedures which now require separate lasers. The LaserHarmonic was recognized as the first solid state (non-gas) laser capable of operating in the ultraviolet spectrum.

      Additional research and development efforts will continue on the development of the new solid state LaserHarmonic System. Further efforts will continue to be directed at an appropriate level towards production of a clinical design for this product to ensure that a commercial version is available to meet the market's demand for such a system. There are no assurances that these activities will be successful.

      Upon completion of a clinical design for the LaserHarmonic System, pre-clinical trials will begin, followed by other formal clinical trials. Once sufficient clinical and safety data have been gathered, the Company would plan to initially market the LaserHarmonic system for medical uses outside of the United States. The Company continues to assess numerous issues related to manufacturing and marketing of the LaserHarmonic system. Prior to commercialization the LaserHarmonic will likely be renamed. As is the case with many new technology products, the commercialization of the LaserHarmonic is subject to potential delays.

      During 1996, the Company continued development of its advanced eye-tracking system which is offered as an option to LaserScan 2000 purchasers. The LaserSight eye tracker is an "Active + Passive" system that is capable of following even fine saccadic eye movements. The tracking system requires no dilation and no on-eye apparatus to eliminate most error normally introduced by gross and fine eye movements to untracked laser refractive surgery. Additionally, a larger margin of safety may be seen for patients with poor compliance.

      The Company's research and development activities also include efforts to develop completely new types of solid-state laser heads not currently available or produced anywhere in the world marketplace. While the risk of failure of these specific activities may be significant, the Company believes that if developed, these products could provide it with a leading edge technology that would differentiate its products from other companies in the industry. There is no assurance these efforts will be successful.

      In conjunction with the University of Southern California, the Company has entered into agreements for the development of an epithelial boundary determination device and for a method of preventing keratocyte loss. Both of these projects are in the early stages of development, and there can be no assurance that these efforts will be successful.

      HEALTH CARE SERVICES

Introduction

     The Company has developed Health Care Services as a strategic business unit which consists of the three main subsidiary companies engaged in the provision of health services: MEC Health Care, Inc. ("MEC"), LSI Acquisition, Inc. ("NNJEI") and MRF, Inc. d/b/a The Farris Group ("MRF"). At December 31, 1996, Health Care Services had 70 employees, including 69 full-time.

      MEC, in operation since 1991 and acquired by the Company in 1995, administers the complete vision care program for HMO and self insured health plans by developing, contracting with and managing vision care provider networks and entering into contracts with managed care organizations for the provision of vision care services ("vision care carve outs") to their enrollees. NNJEI, acquired in July 1996, is a physician practice management company which currently manages a three physician ophthalmology practice with an Ambulatory Surgery Center ("ASC"). MRF is a national provider of consulting services to the health care industry which recently added to its array of services the building of vision care networks and consulting with vision care providers to enhance their practice income or develop strategies as an alternative to the sale of their practice to a physician practice management company.

MANAGED VISION CARE (MEC)

      MEC administers three general benefit programs, consisting of: 1) a discount program for vision examinations along with prescription lenses and frames; 2) an insured benefit for periodic vision examinations along with prescription lenses and frames; and, most commonly, to date, 3) an insured benefit which includes medical and surgical services for vision problems other than those which are correctable by refractive services such as contact or external lenses. Examples of medical and surgical services include cataract removal, glaucoma treatment and retina reattachment.

      MEC performs certain administrative functions as they relate to the vision care providers, consisting of general ophthalmologists, optometrists, ambulatory surgery centers as well as ophthalmologic specialists and the facilities they use, including hospitals. The administrative functions include credentialing providers, payment of claims, utilization review, quality assurance, grievance management and patient surveys. In this regard, MEC is similar to a single-specialty HMO. MEC follows all applicable guidelines to participate in health plan audits by the National Committee for Quality Assurance ("NCQA").

      As compensation for performing such services and bearing certain risks related to the volume and types of services covered by an enrolled health plan population, MEC receives from the payer (generally an HMO) a negotiated fee per member per month ("PMPM"). MEC determines the range of fees it is willing to accept by analyzing the demographic characteristics of each insured group to estimate the utilization of the vision care services. To lower risk, MEC may sub-capitate certain ophthalmic specialty services for portions of its enrolled population. In turn, MEC's profitability depends on the extent to which the negotiated fees it receives from insurers and HMOs exceed the benefit claims and administrative expenses MEC incurs. MEC's ability to manage utilization and quality are important factors in its historical profitability.

Payment Terms

      Client managed care organizations provide a list of covered enrollees each month and pay the negotiated fee for each enrolled beneficiary during the month of coverage.

      On a monthly basis, MEC estimates claims incurred but not reported based upon historical experience. Such accrual is included in accounts payable in the Company's consolidated financial statements.

Sales and Marketing

      At the end of 1996, MEC, based in Baltimore, Maryland, generally held contracts in the Mid-Atlantic region, including Carefirst Health Plan, MediCarefirst Health Plan, Freestate Health Plan & Medicaid, Freestate Medical Assistance Health Plan, Potomac Health Plan, Delmarva Health Plan, HealthKeepers Health Plan of Northern Virginia, Kaiser Permanente Health Plan of the Mid-Atlantic States, Mass Transit Authority Health Plan of Maryland and Health Plan South East (in Tallahassee, Florida). The majority of these plans are subsidiaries of Blue Cross and Blue Shield of Maryland. The contracts vary in length with the majority extending through December 1997 with provisions for automatic annual renewal. During 1996, the revenues in the amount of $4,828,926 from Blue Cross and Blue Shield of Maryland contracts represented 22.5% of the Company's consolidated revenues and 44.4% of the revenues of the Company's health care services segment. The majority of the contracts can only be canceled for cause and are on an exclusive basis. Blue Cross and Blue Shield of Maryland has selected MEC as its exclusive vision care administrator for its managed care entities. During 1996, MEC added Medicare and Medicaid programs to its existing benefit programs.

      MEC's 1996 growth of 24% in covered enrollment resulted from new contracts with managed care organizations and internal growth of existing contracts. Several contracts covering Medicare and Medicaid beneficiaries accounted for part of the internal growth over the past year. It is expected that the number of Medicare and Medicaid enrollees will continue to increase in 1997, to approximately 10% of total enrollment. Medicare enrollees generate revenue per member per month of approximately five times that of a commercial HMO enrollee. Management of the Company believes that the gross profit margin should be comparable to that of other enrollees, but the Company's historical experience with Medicare enrollees is limited.

      The Company has increased the number of people and other resources devoted to marketing the vision care programs to managed care organizations in markets other than in the Mid-Atlantic region. While there is no assurance that the increased marketing efforts will be successful, the Company is currently in discussions with senior management of several health plans throughout the United States regarding its vision care carve out services.

      The Company's MRF subsidiary has started to focus selected resources on building and managing vision care provider networks. Management believes this effort can contribute to the number of managed eye care enrollees and increase the Company's consulting revenues.

      An increasing percentage of patients are covered by managed care entities. MEC believes that by using its experience and carefully credentialed ophthalmologists and/or optometrists (depending on the applicable benefit design) as the entry point to the vision care system, it can provide routine vision care conveniently and at a lower cost than the managed care entity has historically done on its own. The Company has been successful in performing its services at a lower PMPM cost than its clients' health plans have historically experienced, but there can be no assurance that this favorable experience will continue.

Competition

      In the Mid-Atlantic region as well as Tallahassee, Florida, MEC has one known competitor for its main benefit program, the fully integrated vision carve out. The Company has become aware of several small boutique-type companies that exist throughout the United States with varying numbers of covered lives and benefit designs. The Company believes there are consolidation opportunities with selected companies depending on their contracts, size, capitalization and management expertise, among other factors.

      Other companies bear certain risks by contracting with managed care organizations and employers to provide a "primary" (evaluation of the eye for visual impairment and disease) eye examination and the "materials" (lenses and frames) necessary to correct vision problems. In addition to the vision care management companies, some HMOs will elect to retain the vision care risk and not subcontract to vision care "carve out" specialty companies such as MEC.

      Success in marketing the vision care carve out services depends upon the ability of MEC to lower the cost of vision care services to the host managed care organization, provide services which are satisfactory to the enrolled membership and the various providers, while managing the risk of adverse utilization.

Strategy

      MEC stresses a strong relationship with the individual vision care providers, the network in which the providers are members, and the patient. The strength of such relationships can differentiate MEC from competitors. Subspecialty referral physicians, such as corneal transplant surgeons, pediatric ophthalmologists, neuro-ophthalmolologic and retina surgeons, are carefully selected by MEC to further the quality aspects of the differentiation strategy. The Company believes that high quality and satisfied providers and patients are the key to retaining contracts with managed care companies and their enrolled members.

      By subcontracting with MEC, the host managed care organization will be able to predict their vision care costs because MEC typically provides vision care services for a capitated fee. MEC's network providers are credentialed in accordance with NCQA standards.

      MEC will build provider networks in new markets in response to obtaining contracts with managed care organizations. Networks are developed with an eye toward providing convenient geographical access to optometrists, ophthalmologists, ASCs and ophthalmic subspecialists for all of the covered members. MEC manages the entry point into the vision care system as well as the referral process within the system to the various specialties and ancillary services. See "Management's Discussion and Analysis--Uncertainties and Other Issues--Health Care Services-Related Uncertainties."

Management Information System

      MEC has developed a proprietary management information system tailored to vision care management which automates the routine authorization process for costly medical procedures and maintains an extensive database enabling management to regularly monitor quality, utilization and cost. In addition, the system aides in the payment of providers and maintains regularly updated enrollment lists. Management believes the management information system as presently configured can accommodate a significant increase in enrollment.

Other

      In connection with its acquisition of MEC in October 1995, all of the shares of MEC were deposited in escrow pending payment by the Company of its promissory note in the original amount of $1,799,100 (the "MEC Note") as part of the consideration for the acquisition. The current balance of $1,000,000 is due on demand after April 1, 1997. If the Company defaults under the MEC Note, the former shareholders of MEC will be entitled to obtain all of such shares. The Company believes that it will be able to pay the MEC Note in full when due or negotiate another extension.

      On March 4, 1997, the Company announced that it had reached an agreement for the purchase of Intermountain Managed Eyecare, L.L.C. ("IME"), with a closing scheduled for March 15, 1997, pending completion of due diligence by the Company. The announcement was based on an agreement between the Company and Todd
E. Kimball, O.D., who is the president of IME and one of the seven members of IME. IME, based in Salt Lake City, Utah, currently manages a vision care carveout covering approximately 150,000 lives on a basis generally similar to
MEC. The definitive acquisition agreement between the Company and all of the members of IME is expected to be executed shortly although certain aspects of the acquisition remain under discussion. The closing of the acquisition has been postponed to April 16, 1997. The purchase price is expected to consist of 80,000 shares of Common Stock, subject to possible adjustment two years after the closing. See "Management's Discussion and Analysis--Uncertainties and Other Issues--Company-Related Uncertainties--Contingent Commitments to Issue Additional Shares."

CONSULTING SERVICES (MRF)

      MRF is a national provider of consulting services in strategic analysis, planning and implementation, including negotiation of business transactions for hospitals, health systems, HMOs and other organizations engaged in health care-related services. MRF's experience in dealing with physicians and health care organizations in general has resulted in a focus toward the development of optometric and comprehensive vision care networks.

      The consulting staff has significant experience in the health care industry in such areas as finance, accounting, medical practice operations, market research, health policy research, turnaround management, hospital operations and strategic planning.

Principal Services

      Provider Network Development and Mergers and Acquisitions. MRF has assisted health care companies in provider network development and merger and acquisitions work including services to community-based hospitals, large academic teaching hospitals, solo physician practices, large multi-specialty practices, and managed care providers.

      Provider networks have typically been established based upon an independent physicians' association ("IPA") model which not only provide leverage to the network in negotiating numerous contractual and business relationships, but also are an excellent source for securing referrals for various specialty services. To this end, MRF is well-positioned to establish optometric networks, and the Company intends to integrate cross-referral opportunities between MRF and MEC. MRF consultants believe that their prior experience can be readily transferred to individual and groups of ophthalmologists as they seek alternate ways to maintain or grow their own practice and strengthen their position in their market.

      Managed Care Business Development and Implementation. Many managed care organizations have begun to position themselves as proactive catalysts in the search for innovative solutions to health care reform. To assist in this process, MRF is engaged in providing network development services for optometrists who, depending on the benefit design, can act as the entry point to the vision care system administered by MEC for other managed care organizations. In addition, MRF consults with ophthalmologists to develop and implement strategies intended to increase their patient volume including increasing patients from managed care contracts.

      Physician Recruitment. MRF continues to provide physician recruiting services, including packaging and marketing the recruiting opportunity, sourcing and screening candidates, conducting preliminary qualifying interviews, coordinating on-site visits, providing candidate and client follow-up and providing pre-employment negotiations.

      Post-Acute Care. MRF works with organizations which provide care for patients after the acute or hospital phase of an illness. Nursing homes, skilled nursing facilities, home care programs, assisted living facilities and companies which provide products and services to the foregoing organizations are among the clients served. Services include providing strategic planning and positioning for growth and profit maximization.

Payment Terms

      Clients are generally billed monthly for services rendered with the amount due upon receipt of the invoice. Certain projects are capped as to maximum billable fees.

Competition

      Primary competitors are large national accounting firms and small health care consulting firms. MRF believes it is differentiated by the fact that it assists in implementing the strategies it recommends and provides follow-up after implementation.

NNJEI

      NNJEI is an ophthalmic practice management company currently managing the ophthalmic practice known as the Northern New Jersey Eye Institute, which is comprised of three ophthalmologists, two of which are trained to perform photorefractive keratectomy ("PRK"), and an ASC. The principal offices and ASC are in South Orange, New Jersey with satellites in Elizabeth, West Caldwell and Vernon, New Jersey.

Payment Terms

      The Company is paid by the NNJEI practice for the expenses incurred in operating the practice, excluding physician compensation, plus a management fee. A minimum fee is guaranteed by the selling physicians for the first three years.

Competition

      Most ophthalmology practices in the service area of NNJEI are independently owned by the practicing ophthalmologist(s) and some have developed referral arrangements that may compete with the NNJEI. NNJEI, however, has entered into managed care contracts in an effort to continue to serve the current patient base and increase the number of patients it is eligible to serve.

      NNJEI also operates an ASC which competes with hospitals for eye surgery services, but typically operates at a lower cost.

Business Strategy and Marketing

      The Company's business strategy relating to owning the assets of and managing ophthalmology practices has changed during 1996 in that it intends to utilize practice management opportunities only as a means to complement or anchor a provider network in markets where it has managed vision care contracts or intends to have such contracts. NNJEI is positioned to anchor MEC's efforts to enter the Northern New Jersey market. NNJEI has a number of managed care contracts and a network of referring optometrists. The Company believes that this base of providers affiliated with NNJEI will be attractive to managed care companies and offer an incentive for them to subcontract with MEC. The Company will continue to evaluate the role NNJEI plays in the overall strategy of the Company.

      Because NNJEI operates an ASC, the Company believes that the cost of providing the surgical component of vision care services as a subcontractor to managed care organizations can be contained, in comparison to hospital-based and other providers.


Item 2.  Properties

      The principal offices of the Company and The Farris Group are located at 12161 Lackland Road, St. Louis, Missouri 63146, and are leased from an independent third party. The lease covers approximately 10,000 square feet, provides for payments of $12,917 per month and expires on March 31, 1998.

      The offices of LaserSight Technologies are located at 12249 Science Drive, Suite 160, Orlando, Florida 32836, and are leased from an independent third party. The lease covers approximately 7,600 square feet, provides for payments of $11,734 per month, and expires on May 31, 2000.

      The Company's manufacturing facilities for international sales are located at the Metro Free Zone, outside of San Jose, Costa Rica and are leased from an independent third party. The lease covers approximately 3,200 square feet, provides for payments of $1,959 per month, and expires on November 30, 2000.

      The offices of MEC are located at 100 Park Avenue, Baltimore, Maryland 21201, and are leased from the former owners of MEC. The lease covers approximately 5,600 square feet, provides for payments of $6,600 per month, and expires on July 31, 1998.

      The principal office of NNJEI is located at 71 2nd Street, South Orange, New Jersey 07079, and is leased from the former owners of the assets acquired. The lease covers approximately 5,400 square feet, provides for payments of $10,908 per month, and expires on December 31, 2004. In addition, several satellite locations are leased, totaling approximately 4,600 square feet, providing for payments totaling $7,642 per month, and expiration dates ranging from September 1997 to December 2004.


Item 3.  Legal Proceedings

      Pillar Point Partners. On March 31, 1995, the Company was served with a complaint in the United States District Court for the District of Delaware by Pillar Point Partners alleging infringement by the Company's ultraviolet laser corneal surgery systems of certain patent rights allegedly held by Pillar Point Partners under exclusive licenses from Summit Technology, Inc. ("Summit") and VISX, Incorporated ("VISX"), both of whom joined the suit as co-plaintiffs. Pillar Point is a partnership formed by Summit and VISX. On July 26, 1995, the Company filed an answer denying the allegation of patent infringement. In addition, the Company asserted several defenses which alleged the VISX patent to be invalid and unenforceable. The Company filed a counterclaim for a declaratory judgment that the VISX patent has not been infringed and is invalid and unenforceable. The Company alleged that the patent is unenforceable based on inequitable conduct by the plaintiffs before the U.S. Patent and Trademark Office due to the nondisclosure of material information regarding prior art and patent misuse. The Company charged patent misuse on the basis of price fixing due to the per-procedure royalties established by Pillar Point Partners, improper settlement of interference claims, and unlawful pooling of patents, all of which eliminate competition.

      On March 25, 1997, the parties entered into an agreement to resolve the litigation. Under the agreement, Pillar Point, VISX and Summit granted a release from liability under any of their patents for certain of the Company's ultraviolet laser corneal surgery systems and any service or procedure performed with such systems before the effective date of the agreement. The Company will make a nominal payment and agreed to notify Pillar Point, Summit and VISX before LaserSight begins manufacturing or selling in the United States in the future. In the agreement, the parties agreed to resolve the litigation by entry of a Dismissal Without Prejudice.

         VISX. On September 5, 1995, a complaint was filed in the Federal Court of Canada by VISX, alleging infringement by the Company and Dr. Hugo Sutton of certain patent rights allegedly held by VISX in Canada. The Company sold two lasers in Canada, both of which were subsequently returned to the Company. The Company has agreed to indemnify Dr. Sutton. The Company denies the allegation of patent infringement and intends to vigorously defend itself. Discovery has not started, but the parties have engaged in settlement discussions.

      Public Company Publishing, Inc. In May 1996, the Company received from counsel to Public Company Publishing, Inc. ("PCP") a complaint alleging that the Company breached a written agreement between PCP and the Company dated October 30, 1992 (the "Agreement") pursuant to which PCP was to receive certain options to purchase Common Stock in exchange for rendering certain financial consulting services to the Company. PCP alleged that PCP is entitled to monetary damages in an unspecified amount as well as specific performance. Earlier correspondence alleged monetary damages in excess of $1,500,000. On December 17, 1996, the action was settled on the basis of the Company's agreement to make payments totaling $100,000 and to issue to Mr. Samuel Duffey, PCP's sole shareholder, 75,000 shares of Common Stock in the event that such shareholder does not receive 75,000 shares of Common Stock from the former holders of LaserSight Centers (a group that includes Mr. Duffey). Such monetary payment has been made by the Company and the 75,000 shares have been delivered by the former LaserSight Centers holders.

      Rural Health Partners, Inc. On May 9, 1996, Rural Health Partners, Inc. ("RHP") brought an action in the District Court, City and County of Denver, Colorado against MRF, Inc., d/b/a The Farris Group ("TFG") alleging that TFG breached an agreement with RHP to provide joint consulting services to certain health care providers. RHP's complaint also alleged fraud, negligent misrepresentation, breach of fiduciary duty and trade defamation by TFG and sought monetary damages in an unspecified amount. In January 1997, the action was settled for approximately $16,000.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

      The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "LASE." The table below sets forth the high and low bid prices for the Common Stock during the period from January 1, 1995 through June 9, 1995 (after which the Company's Common Stock began trading on The Nasdaq Stock Market) and the high and low sales prices from that date through December 31, 1996, as reported by The Nasdaq Stock Market. As of March 21, 1997 there were approximately 237 holders of record of the Common Stock and, as far as the Company can determine, approximately 4,400 total shareholders, including shareholders of record and shareholders in "street name."

                                High         Low                                             High          Low
                                ----         ---                                             ----          ---
Fiscal 1995                                                    Fiscal 1996
   First Quarter                  $14.38        $8.50             First Quarter                $13.38         $9.50
   Second Quarter                  15.75         7.88             Second Quarter                13.12          8.88
   Third Quarter                   18.00        13.38             Third Quarter                 11.00          6.06
   Fourth Quarter                  15.63        12.38             Fourth Quarter                 7.00          5.31

      On March 25, 1997 the last sale price of the Common Stock on The Nasdaq Stock Market was $5.6875 per share.

      The Company has not paid any cash dividends on the Common Stock since its inception. The Company currently does not anticipate paying cash dividends on Common Stock in the foreseeable future.


Item 6.  Selected Consolidated Financial Data

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The summary financial information as of and for each of the five years ended December 31, 1996, is derived from the Company's consolidated financial statements for such years.

                                    (In thousands, except for per share amounts)
                                   1996             1995              1994            1993               1992
                                   ----             ----              ----            ----               ----

Net sales                       $21,504          $25,988           $ 9,594          $   365           $   658
Gross profit                     13,867           20,353             7,528               62               180
Income (loss) from operations   (4,960)            4,552             1,140          (1,657)           (1,220)
Net income (loss)               (4,074)            4,592             1,018          (4,753)           (1,333)
Dividends on preferred stock      (359)               --                --               --                --
Net income (loss) applicable
     to common shareholders     (4,433)            4,592             1,018          (4,753)           (1,333)
Primary earnings
     (loss) per common share     (0.56)             0.64              0.17           (0.92)            (0.32)
Fully diluted earnings
     (loss) per share            (0.49)             0.64              0.16           (0.92)            (0.32)
Working capital                  10,021            7,272             3,570            3,063             5,641
Total assets                     34,250           29,102             8,641            4,511             6,191
Stockholders' equity             26,769           20,420             6,118            3,532             5,901


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      All yearly references are to the Company's fiscal years ended December 31, 1996, 1995 and 1994, unless otherwise indicated.

Adoption of New Accounting Standard

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and as of January 1, 1996 has adopted the disclosure-only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Overview

      The Company's net loss for 1996 was $4,074,369 or $0.56 per primary common share and $0.49 per fully diluted common share on net sales of $21,503,990. The net loss is primarily attributable to a decrease in revenues generated by the Company's technology division as a result of a net decline in laser systems sold in overseas markets and a decline in the performance of the Company's health care consulting services subsidiary, MRF.

Results of Operations

      Net sales. The following table presents the Company's net sales by major operating segments: technology products and services and health care services for the previous three years.

                                   1996                     1995                       1994
                          Net Sales   % of Total    Net Sales   % of Total    Net Sales    % of Total
                          ---------   ----------    ---------   ----------    ---------    ----------

Technology               $10,634,663       50%    $ 19,899,584       77%     $ 6,113,016        64%
Health care services      11,263,399       52%       6,088,481       23%       3,481,452        36%
Intercompany revenues      (394,072)      (2%)             --         --              --         --
                         -----------     -----    ------------     -----     ------------    ------

Total net sales          $21,503,990      100%    $ 25,988,065      100%     $ 9,594,468       100%
Change from
  prior year                   (17%)                      171%


     Net sales and revenues decreased by $4,484,075 between 1995 and 1996. Net sales and revenues increased by $16,393,597 between 1994 and 1995.

     1996 vs. 1995. The increase in health care services revenue was primarily attributable to revenues generated by the Company's most recent acquisitions, MEC, acquired on October 5, 1995, and the assets of NNJEI, acquired on July 3, 1996 in conjunction with the signing of a service agreement with the ophthalmic practice operating under that name, partially offset by a reduction in MRF's revenues of 31% relative to 1995. This decrease was due primarily to a reduction in consulting services provided. During the third quarter of 1996, the Company reduced the number of MRF's personnel in anticipation that 1997 revenues will continue below historical levels. Of the total net sales and revenues for 1996, MEC, MRF and NNJEI accounted for revenues of $6,179,419 (29% of total revenues), $3,380,456 (16%) and $1,703,524 (8%), respectively. Of MRF's total revenues, $394,072 (2%) were intercompany revenues which have been eliminated in the Company's consolidated financial statements. NNJEI's 1996 revenues reflect a six-month period.

      The higher revenues generated from health care services were offset primarily by a decrease in revenues of technology products and services during 1996. The decrease in revenues generated by the Company's technology subsidiary are primarily attributable to (i) a decrease in the number of laser systems sold in overseas markets in 1996; (ii) a higher allowance for sales returns, reflecting differences between actual experience and previously-estimated amounts; and (iii) a lower average system selling price in 1996. Although a total of 58 laser systems were sold in 1996 compared to 65 systems sold in 1995, 12 laser systems were returned in 1996 compared to one system returned in 1995. In the second quarter of 1996, the Company ceased sales of systems with return rights. Based on the passage of time, the Company does not believe it faces significant exposure for future returns of systems. The decrease in laser system sales from 1995 levels is also the result of the Company's revised credit policy, which established more stringent criteria for acceptable sales terms. In addition, due to competitive pressures in certain markets and the Company's introduction of the lower priced LS 300 laser system in June 1996, the average sales price, net of commissions, declined by approximately 20% from 1995 average levels. Included in the first quarter of 1995 were non-recurring revenues from the sale of revenue rights from procedure fees at six surgical centers located in China in the amount of $600,000.

      1995 vs. 1994. Revenue increases were primarily attributable to (i) increased sales of the Company's laser systems in overseas markets (64 net units in 1995 compared to 30 in 1994); (ii) increased revenues generated by MRF, which increased 41% over 1994 revenues; and (iii) revenues generated by the Company's MEC subsidiary, acquired in October 1995. Of the total net sales and revenues for 1995, MRF and MEC generated revenues of $4,898,781 (19% of total revenues) and $1,189,700 (5%), respectively. MEC's 1995 revenues reflect a three-month period.

      Cost of goods sold; gross profits. The following table presents a three-year comparative analysis of cost of goods sold, gross profit and gross profit margins.

                                        1996          % Change              1995         % Change              1994
                                        ----          --------              ----         --------              ----

Cost of goods sold              $  3,415,276             (30%)      $  4,859,039             135%       $ 2,066,220
Provider payments                  4,221,599              444%           776,089              n/a                --
Gross profit                      13,867,115                          20,352,937                          7,528,248
Gross profit percentage                  64%                                 78%                                78%

Technology only:
 Gross profit                      7,219,387                          15,040,545                          4,046,795
 Gross profit percentage                 68%                                 76%                                66%

      Gross profit margins were 64% of net sales in 1996 compared to 78% in 1995 and 1994. Gross profit decreased $6,485,822 in 1996 from 1995 and increased $12,824,689 in 1995 from 1994.

      1996 vs. 1995. The gross profit margin decrease was attributable to (i) a full year's activity of MEC which, in 1996, operated at a gross profit percentage of 32% (which the Company believes is above average for the managed care industry); (ii) a lower average sales price for laser systems sold in 1996;
(iii) the additional allowance for sales returns; (iv) a reduction in revenues generated by MRF, which has no associated cost of sales; and (v) the sale of the Company's future revenue rights for six laser systems in China for $600,000 in 1995. The reductions in gross profit margins were partially offset by revenues generated by NNJEI, which has no associated cost of sales, and lower unit costs related to laser systems sold. After removing revenues from the sale of revenue rights in 1995 and all health care services revenues from 1996 and 1995 consolidated sales and revenues, the gross profit margins and gross profit margin were $7,219,387 and 68%, respectively, in 1996 and $14,440,545 and 75%, respectively, in 1995.

      1995 vs. 1994. Overall gross margins were consistent between years resulting from improved margins on laser system sales, primarily from higher average revenues per unit and the sale of future revenue rights in China, offset by the addition of MEC during 1995, with its lower gross profit percentage.

      Research,   development  and  regulatory  expenses.  The  following  table
presents  a  three-year  comparative  analysis  of  research,   development  and
regulatory expenditures.

                                         1996         % Change              1995        % Change            1994
                                         ----         --------              ----        --------            ----

Research, development
  and regulatory                  $ 1,720,246              18%       $ 1,460,842            304%       $ 361,946
As a percent of technology
   net sales                           16.2 %                              7.3 %                           5.9 %

     Research, development and regulatory expenses increased by $259,404 between 1995 and 1996. Such expenses increased by $1,098,896 between 1994 and 1995.

      1996 vs. 1995. The increase can primarily be attributed to ongoing research and development of new refractive laser systems, including refinements to and accessories for the LaserScan 2000, and continued software development for the excimer lasers. Regulatory expenses have increased as a result of the Company's approval from the FDA to proceed with Phase 2b clinical trials for myopia and Phase 2a clinical trials for PARK (myopic astigmatism) and the development of additional protocols for possible future submission to the FDA. Future research, development and regulatory costs are expected to increase moderately from 1996 levels due to continued refinements of the LaserScan 2000, the planned introduction of an advanced excimer laser system, continued development of the LaserHarmonic solid state laser and increased expenditures relating to the expected progression of the Company's laser system through the FDA's evaluation process.

      1995 vs. 1994. Expenses in 1995 were incurred to develop the LaserScan 2000, software improvements, the LaserHarmonic solid-state laser, and to proceed with Phase 2a of FDA clinical trials. 1994 expenses were lower than previous years as the Compak-200 had been developed and the Company focused more on marketing the product during that period.

      Selling, general and administrative expenses. The following table presents a three-year comparative analysis of selling, general and administrative expenses.

                                      1996      % Change                1995      % Change                 1994
                                      ----      --------                ----      --------                 ----
Selling, general and
     administrative          $  17,107,218          19 %        $ 14,339,951         138 %          $ 6,025,989
As a % of net sales                   80 %                              55 %                               63 %

     Selling, general and administrative expenses increased by $2,767,267 in 1996 from 1995. Such expenses increased by $8,313,962 in 1995 from 1994.

      1996 vs. 1995. The primary reasons for these increases include increased employment and other operating costs as a result of the acquisition of MEC in October 1995 and its subsequent growth, the acquisition of NNJEI in July 1996, and a general increase in personnel and costs necessary to fund the strategic initiatives of the Company and the development of its products and services. The relationship of such expenses to revenues suffered during 1996 as a result of the lower average selling price for laser systems, the additional allowance for sales returns, and the decrease in MRF revenues. Additionally, in 1996, the Company spent approximately $400,000 and significant internal resources on the expansion of its ophthalmic practice management and vision managed care strategies. Expenses in 1996 included severance costs of approximately $330,000, and the costs attributable to the work required to achieve ISO 9002 certification and CE Mark designation. During 1996, the Company increased its net reserve for uncollectible accounts by $425,000. Legal and consulting expenditures continue to be incurred as a result of ongoing regulatory filings, general corporate issues, litigation and patent issues.

      1995 vs. 1994. The primary reasons for expense increases were higher selling expenses from the increased sale of laser systems in international markets, including warranty-related costs (generally covering a one-year period), increased operating expenses resulting from the acquisition of MEC in October 1995, and a general increase in technology-related personnel and costs necessary to sustain the growth of the Company. As a result of increased selling activities for laser systems in international markets, beginning in March 1995, the Company significantly increased its in-house marketing staff. This resulted in a significant increase in marketing and related expenses during the year ended December 31, 1995. Such expenses include salaries and benefits, commissions on laser sales, training, consulting, communication and travel-related costs. During 1995, the Company established a reserve for uncollectible accounts totaling $925,000.

      Income (Loss) from Operations. The Company recognized a loss from operations of $4,960,349 in 1996 compared to an income from operations of $4,552,144 and $1,140,313 in 1995 and 1994, respectively.

      1996 vs. 1995. The decrease in operating results can be attributed primarily to the decrease in net sales of the Company's laser systems, the higher-than-estimated level of laser system returns, and the loss incurred by MRF. Additional contributing factors included an overall increase in expenses, including research and development, regulatory and selling, general and administrative expenses, including resources devoted to the development of the Company's business strategies.

     1995 vs. 1994. The improved operating results were primarily the result of increased sales of the Company's laser systems and the profitability of the health care services companies.

      Other Income and Expenses. Interest and dividend income of $314,287 was earned in 1996 from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. This represents an increase of $124,739 from 1995. Investment earnings in 1995 were $189,548, an increase of $106,406 from 1994, and consisted of the investment of cash and cash equivalents and a note receivable. Interest expense incurred during 1996 was $151,634 and related primarily to the notes payable to the former owners of MEC and a capital lease on most of the NNJEI assets acquired. Interest expense for 1995 was $81,077 and related primarily to the notes payable to the former owners of MRF and MEC.

      During 1996, other expenses include $407,000 of settlements related to filed and threatened litigation. There were no such expenses in 1995 and $75,000 in 1994.

      During 1995, the Company received payment of $350,000 from the Company's former president in settlement of securities trading losses incurred during 1993 and the first half of 1994, and recognized a non-recurring gain. In addition, the Company also received aggregate payments of $980,125 in settlement of its litigation claims against Residue Recovery Corp., and recognized a non-recurring gain. Without these gains, net income for 1995, after the estimated income tax effect of these gains, would have been approximately $3,528,000 or $0.49 per share.

      Income taxes. The Company recorded an income tax benefit of $1,139,008 in 1996 compared to a provision for income taxes of $1,397,800 and $45,000 in 1995 and 1994, respectively. The 1996 benefit reflects an effective income tax rate of approximately 22% resulting from a limitation of available net operating loss carrybacks and the establishment of a valuation allowance on deferred tax assets. The 1995 provision for income taxes reflected an effective income tax rate of approximately 23% resulting from utilization of net operating loss carryforwards, a reduction of the deferred tax asset valuation allowance and income tax credits. In 1994, the provision for income taxes was minimal due to the availability of net operating loss carryforwards.

      Net Income (Loss). The Company incurred a net loss of $4,074,369 in 1996 compared to net income of $4,591,871 and $1,018,431 in 1995 and 1994, respectively. The loss is primarily attributable to the decrease in net sales of the Company's laser systems combined with the higher than estimated level of laser system returns, MRF's loss, an overall increase in expenses as previously described, and settlement expenses. The improved operating results in 1995 were primarily the result of increased sales of the Company's laser systems, the profitability of the health care services companies, and non-recurring gains.

      Earnings (loss) per share. Earnings (loss) per primary common share decreased to ($0.56) in 1996 from $0.64 in 1995, while earnings (loss) per fully diluted common share decreased to ($0.49) in 1996 from $0.64 in 1995. Primary earnings per share for 1994 was $0.17 and fully diluted earnings per share was $0.16. The decreases in 1996 are attributable to the net loss incurred and dividends on Preferred Stock issued in January 1996. Of the primary and fully diluted losses per share in 1996, $0.05 and $0.01, respectively, were a result of dividends on Preferred Stock. Weighted average shares outstanding increased largely from the conversion into Common Stock during the year of 108 of the 116 shares of convertible Preferred Stock issued in January 1996.

      In 1995, earnings per share grew at a slower rate than net income, primarily because of a significant increase in weighted average shares outstanding -- 17% on a primary basis and 11% on a fully-diluted basis. The increases were largely the result of a placement of Common Stock in early 1995, exercises of outstanding stock options and grants of additional stock options, shares issuable pursuant to the MRF acquisition agreements and shares issued in connection with the MEC acquisition in the fourth quarter. For purposes of computing primary and fully-diluted earnings per share, 406,700, 406,700 and 158,000 shares, respectively, of Common Stock that were issuable pursuant to an earnout based on the pre-tax performance of MRF have been included in weighted average shares outstanding for 1996, 1995 and 1994, respectively.

Liquidity and Capital Resources

      Working Capital. Working capital increased $2,748,946 from $7,271,855 in 1995 to $10,020,801 in 1996. This increase resulted primarily from the issuance of the Preferred Stock, an increase in inventories and an increase in income taxes recoverable resulting from the net loss incurred in 1996. The Preferred Stock proceeds were used primarily for repayment of debt and funding general operations.

      Sources and uses of funds. Operating activities used net cash of $4,172,458 in 1996, compared to $1,918,747 used in 1995. This increase is primarily attributable to the net loss of $4,074,369 in 1996 compared to a net income of $4,591,871 in 1995. Other factors resulting in this increase include growth in inventories and an increase in income tax related accounts, including income taxes recoverable of $803,154 at December 31, 1996 compared to income taxes payable of $314,205 at December 31, 1995. These items were partially offset by a decrease in net receivables of $1,933,010. Net cash provided by investing activities was $20,197 in 1996 compared to net cash used of $293,574 in 1995. Net cash provided by investing activities can be primarily attributed to the proceeds from the sale-leaseback transaction offset by the acquisition of the assets of NNJEI and the purchase of office and computer equipment and leasehold improvements. Net cash provided from financing activities during 1996 was $4,557,423, consisting of net proceeds from the sale of preferred stock totaling $5,342,152, less a repayment of $1,373,518 in debt relating to the Company's acquisitions of MRF in February 1994 and MEC in October 1995 and payments of capital lease obligations. The exercise of stock options and warrants generated cash of $588,789. Net cash provided from financing activities during 1995 was $1,928,132, consisting of net stock proceeds totaling $1,323,333 and receipt of $1,108,061 from the exercise of stock options, reduced by $503,262 in payments on Company debt.

      Proposed Financing. The Company has received a commitment letter dated March 13, 1997 (the "Commitment Letter") from Foothill Capital Corporation ("Foothill") for a loan (the "Foothill Loan") of up to $8 million, consisting of a term loan in the amount of $4 million and a revolving loan in an amount of 80% of the eligible receivables of LaserSight Technologies, but not in excess of $4 million. The term loan would bear interest at an annual rate of 12.50% and would require repayment of principal in monthly installments of $1.33 million beginning on the first day of the thirteenth month after the closing date of the financing (the "Foothill Closing"). The revolving loan would bear interest at a variable annual rate of 1.50% above the base rate of Norwest Bank Minnesota. The $4 million maximum amount of the revolving loan would decline by $1.33 million per month beginning on the first day of the sixteenth month after the Foothill Closing. In connection with the Foothill Loan, the Company expects to pay an origination fee of $150,000 and to issue warrants to purchase 500,000 shares of Common Stock (approximately 5.6% of the outstanding shares). The warrants would be exercisable at any time from the first through the fifth anniversary of the Foothill Closing at an exercise price per share of Common Stock equal to the lesser of (i) $6.1875 or (ii) the average price of the Common Stock computed over the 15-day period preceding the Foothill Closing. Subject to certain conditions based on the market price of the Common Stock, up to half of the warrants would be eligible for repurchase by the Company. Any warrants that remain outstanding and unexercised on the fifth anniversary of the Foothill Closing would be subject to mandatory repurchase by the Company at a price of $1.50 per warrant. The Commitment Letter provides that the Foothill Loan is subject to, among other things, the negotiation and execution of definitive loan documentation and the pledge of substantially all of the Company's accounts receivable and other assets. There can be no assurance as to whether or when the Foothill Loan can be completed. See "Management's Discussion and
Analysis--Uncertainties         and        Other         Issues--Company-Related
Uncertainties--Possible Financing."

     Working capital requirements. The Company believes that its balances of cash and cash equivalents along with operating cash flows and the proceeds of the Foothill Loan will be sufficient to fund its anticipated working capital requirements for the next 12-month period based on modest growth, anticipated collection of receivables, and satisfactory arrangements for the refinancing or extension of the MEC Note. A failure to collect timely a material portion of current receivables could have a material adverse effect on the Company's liquidity. The Company, which implemented more stringent sales criteria during 1996, may from time to time reassess its credit policy and the terms it will make available to individual customers. As a result of a growing presence in a number of countries and continued acceptance of the Company's laser systems, the Company intends to internally finance a proportionately smaller number of sales over periods exceeding 18 months. There can be no assurance as to the terms or amount of third-party financing, if any, that the Company's customers may obtain in the future. The Company is placing greater emphasis on the terms and collection timing of future sales.

      Future expenditures. The Company expects to increase the level of manufacturing and distribution of its medical lasers for international sales and to continue research and development activities on its excimer and solid-state laser systems during 1997. The Company anticipates that such research and development, manufacturing and selling-related expenditures will be the most significant technology-related expenses in the foreseeable future. In addition, the Company expects to aggressively pursue vision managed care contracts with insurers, HMOs and employer groups during 1997. The Company anticipates that such efforts will be the most significant health care service-related expenses in the foreseeable future.

      Possible future joint ventures. The Company is receptive to joint venture discussions with compatible companies for the development and operation in international markets of surgical centers that will utilize the Company's products or provide synergies to the development of managed networks. In addition to cash contributions that may be available from joint venture partners, the Company is also seeking complementary strengths and other synergies that may provide strategic advantages. The Company has no present commitments for joint venture relationships, and no assurance can be given that any such relationships will be secured on terms satisfactory to the Company.

      In October 1996, the Company announced an agreement in principle with Laser Vision Centers, Inc. ("Laser Vision") to create a joint venture to make excimer laser technology available to the participating physicians of LaserSight Centers. If finalized, the agreement would call for Laser Vision to provide the excimer laser and necessary technical personnel to locations serviced by the approximately 134 ophthalmologists currently under contract with LaserSight for excimer laser services. A written agreement has not yet been executed and the Company and Laser Vision continue to negotiate pricing and other terms. There can no assurance that such negotiations will be successful.

      Stock subscription receivable. The Company is owed $1,140,000 on a promissory note from the Company's placement agent in connection with a placement of Common Stock in January 1995. The original balance of the note was $1,500,000. During 1995, the Company received principal payments on the note of $360,000, together with interest in the amount of $75,000 (based on the original terms of the note). The note was modified in August 1995 to extend the payment terms through April 30, 1996 and eliminate interest. As of December 31, 1996, the aggregate amount of $1,140,000 was overdue on the note. Although collection cannot be assured, the Company's suit to collect on the note is pending in the United States District Court, Middle District of Florida. The defendants have claimed certain defenses and setoff rights. Discovery by both parties is underway.

Uncertainties and Other Issues

      The Company's business, results of operations and financial conditions may also be affected by a variety of factors, including the ones noted below:

      Company-Related Uncertainties
      -----------------------------

      Operating Results. The Company incurred a loss of $4,074,369 for 1996. Although the Company achieved profitability in 1995 and 1994, the Company incurred losses in the three prior years. As of December 31, 1996, the Company had an accumulated deficit of $4,612,830. There can be no assurance that the Company can regain or sustain profitability.

      Receivables. At December 31, 1996, the Company's trade accounts and notes receivable aggregated approximately $11,238,000, net of total allowances for collection losses and returns of approximately $1,507,000. Accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, aggregated approximately $1,524,000 at December 31, 1996. Exposure to collection losses on technology-related receivables is principally dependent on its customers ongoing financial condition and their ability to generate revenues from the Company's laser systems. The Company's ability to evaluate the financial condition of prospective customers located outside of the United States is generally more limited than for customers located in the United States. The Company monitors the status of its receivables and maintains a reserve for estimated losses. The Company's operating history has been relatively short. There can be no assurance that the current reserves for estimated losses ($1,350,000 at December 31, 1996) will be sufficient to cover actual write-offs over time. Actual write-offs that materially exceed amounts reserved could have a material adverse effect on the Company's financial condition and results of operations.

      Possible Issuance of Stock--LaserSight Centers. The Company has agreed, based on a previously-reported acquisition agreement (the "Centers Agreement") entered into in 1993 and modified in July 1995 and March 1997, to issue to the former shareholders and option holders (including two trusts related to the Chairman of the Board of the Company and certain former officers and directors of the Company) of LaserSight Centers, the Company's development-stage subsidiary, up to 600,000 unregistered shares of Common Stock (the "Centers Earnout Shares") based on the Company's future pre-tax operating income through March 2002 from performing PRK, PTK or other refractive laser surgical procedures. The Centers Earnout Shares are to be issued at the rate of one share per $4.00 of such operating income. There can be no assurance that the issuance of Centers Earnout Shares will be accompanied by an increase in the Company's per share operating results. The Company is not obligated to pursue strategies that may result in the issuance of Centers Earnout Shares. It may be in the interest of the Chairman of the Board for the Company to pursue business strategies that maximize the issuance of Centers Earnout Shares.

      Possible Issuance of Stock--Florida Laser Partners. Based on a previously-reported royalty agreement entered into in 1993 and modified in July 1995 and March 1997, the Company is obligated to pay to a partnership whose partners include the Chairman of the Board of the Company and certain former officers and directors of the Company a royalty of up to $43 (payable in cash or shares of Common Stock based on its then-current market value (the "Royalty Shares")), for each eye on which laser refractive optical surgical procedure is conducted on an excimer laser system owned or operated by LaserSight Centers or its affiliates. This payment obligation does not arise until the earlier of March 2002 or the delivery of the remaining Centers Earnout Shares. There can be no assurance that the issuance of Royalty Shares will be accompanied by an increase in the Company's per share operating results. It may be in the interest of the Chairman of the Board for the Company to pursue business strategies that maximize the issuance of Royalty Shares.

      Possible Issuance of Stock--The Farris Group. To the extent that an earnout provision relating to the Company's acquisition of The Farris Group in 1994 is satisfied based on certain pre-tax income targets through December 31, 1998, the Company would be required to issue to the former owner of such company (Mr. Michael R. Farris, the President and Chief Executive Officer of the Company) an aggregate of up to 750,000 shares of Common Stock (collectively, the "Farris Earnout Shares"). To date, none of the Farris Earnout Shares have been issued, but the 406,700 shares that were issuable as of January 31, 1997 have been reflected in calculations of the Company's per share operating results. As a result of the loss incurred by The Farris Group during 1996, no Farris Earnout Shares became issuable for such year. If additional Farris Earnout Shares become issuable, goodwill and the resulting amortization expense will increase.

      Contingent Commitments to Issue Additional Shares. The Company has agreed in connection with its acquisition of the assets of the Northern New Jersey Eye Institute in July 1996 to issue up to 102,798 additional shares of Common Stock if the fair market value of the Common Stock in July 1998 is less than $15 per share. In connection with its proposed acquisition of Intermountain Managed Eyecare, L.L.C., the Company expects to issue up to 78,750 additional shares of Common Stock or pay up to $157,500 in cash if the fair market value on the second anniversary of the closing date of the 80,000 shares of Common Stock expected to be issued in connection with the acquisition is less than $5.94 per share. The Company may from time to time in the future include similar provisions in other acquisitions. Investors who benefit from such provisions effectively receive limited protection from declines in the market price of the Common Stock, but other investors can expect to incur dilution of their ownership interest in the event of a decline in the price of the Common Stock.

      Possible additional capital. The Company is seeking alternative sources of capital to fund its product development activities, to consummate future strategic acquisitions, and to accelerate its implementation of managed care strategies. Except for the commitment letter from Foothill Capital described under "Management's Discussion and Analysis--Liquidity and Capital Resources--Proposed Financing" above, the Company has no present commitments to obtain such capital, and no assurance can be given that the Company will be able to obtain additional capital on terms satisfactory to the Company. To the extent that future financing requirements are satisfied through the sale of equity securities, holders of Common Stock may experience significant dilution in earnings per share and in net book value per share. The proposed Foothill Capital financing or other debt financing could result in a substantial portion of the Company's cash flow from operations being dedicated to the payment of principal and interest on such indebtedness and may render the Company more vulnerable to competitive pressures and economic downturns.

      Dependence on Key Personnel. The Company is dependent on its executive officers and other key employees, especially Michael R. Farris, its President and Chief Executive Officer. A loss of one or more such officers or key employees, especially of Mr. Farris, could have a material adverse effect on the Company's business. The Company does not currently carry "key man" insurance on Mr. Farris or any other officers or key employees.

      Health Care Services-Related Uncertainties
      ------------------------------------------

      Risks Associated with Managed Care Contracts. As an increasing percentage of optometric and ophthalmologic patients are coming under the control of managed care entities, the Company believes that its success will, in part, depend on the Company's ability to negotiate contracts with HMOs, employer groups and other private third-party payors pursuant to which services will be provided on a risk-sharing or capitated basis. Under some of such agreements, the eye care provider accepts a predetermined amount per month per patient in exchange for providing all necessary covered services to the enrolled patients. Such contracts pass much of the risk of providing care from the payor to the provider. The proliferation of such contracts in markets served by the Company could result in greater predictability of revenues, but greater unpredictability of expenses. There can, however, be no assurance that the Company will be able to negotiate satisfactory arrangements on a risk-sharing or capitated basis. In addition, to the extent that patients or enrollees covered by such contracts require more frequent or extensive care than anticipated, operating margins may be reduced or, in the worst case, the revenues derived from such contracts may be insufficient to cover the costs of the services provided. As a result, the Company may incur additional costs, which would reduce or eliminate anticipated earnings under such contracts and could have a material adverse affect on the Company's results of operations.

      Health Care Regulation. The health care industry is subject to "anti-referral" and "anti-kickback" laws governing patient referrals, and other laws concerning fee splitting with non-physicians. Although LaserSight believes that its operations are in substantial compliance with existing applicable laws, LaserSight's business operations have not been the subject of judicial or regulatory review. There can be no assurance that such a review of LaserSight's business would not result in determinations that could adversely affect the operations of LaserSight or that the health care regulatory environment will not change so as to restrict LaserSight's existing operations or their expansion. Aspects of certain health care reforms as proposed in the past, such as further reductions in Medicare and Medicaid payments and additional prohibitions on physician ownership, directly or indirectly, of facilities to which they refer patients, if adopted, could adversely affect LaserSight.

      Insurance Regulation. Federal and State laws regulate insurance companies, HMOs and other managed care organizations. Many states also regulate the establishment and operation of networks of health care providers. Generally, these laws do not apply to the hiring and contracting of physicians by other health care providers. There can be no assurance that regulators in the states in which the Company operates would not apply these laws to require licensure of the Company's health care operations as an HMO, an insurer or a provider network. The Company believes that it is in compliance with these laws in the states in which it presently does business, but there can be no assurance that interpretations of these laws by the regulatory authorities in these states or in the states in which the Company may expand its managed care operations will not require licensing or a restructuring of some or all of the Company's managed care operations, or that if licensing is required, that the Company could complete such licensing in a timely manner. In addition, there can be no assurance that the Company's strategy to expand its managed vision care business will not subject it to regulation in other states.

      MEC Shares Held in Escrow. All of the shares of Common Stock of MEC owned by the Company are being held in escrow pending the Company's payment in full of a promissory note in the original principal amount of $1,799,100 and a current principal amount of $1,000,000 (the "MEC Note") issued by the Company as part of the consideration for its acquisition of MEC in October 1995. The MEC Note was originally due on demand on or after April 1, 1996, but has been extended to be due on demand on or after April 1, 1997. If the Company were to default under the MEC Note, the former shareholders of MEC would be entitled to regain ownership of all of such shares. Management believes that the Company can obtain new financing to repay the MEC Note on or before April 1, or alternatively, that the Company can obtain another extension of the April 1 due date for the MEC Note, but there can be no assurance as to either point.

      Technology-Related Uncertainties
      --------------------------------

      Government Regulation. The Company's laser products are subject to strict governmental regulations which materially affect the Company's ability to manufacture and market these products and directly impact the Company's overall prospects. All laser devices to be marketed in interstate commerce are subject to the laser regulations required by the Radiation Control for Health and Safety Act, as administered by the U.S. Food and Drug Administration (the "FDA"). Such Act imposes design and performance standards, labeling and reporting requirements, and submission conditions in advance of marketing for all medical laser products. The Company's laser systems produced for medical use will require pre-market approval by the FDA if marketed in the United States. Each separate medical device requires a separate FDA submission, and specific protocols have to be submitted to the FDA for each claim made for each medical device. In addition, laser products marketed in foreign countries are often subject to local laws governing health product development processes which may impose additional costs for overseas product development. The Company cannot determine the costs or time it will take to complete the approval process and the related clinical testing for its medical laser products. Future legislative or administrative requirements in the United States, or elsewhere, may adversely affect the Company's ability to obtain or retain regulatory approval for its laser products. The failure to obtain required approvals on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

      Purchase of Patent Rights from IBM. On February 11, 1997 the Company executed an agreement with IBM for the purchase of certain IBM patents relating to ultraviolet light ophthalmic products and procedures for ultraviolet ablation and IBM's patent license agreements with Summit Technology, Inc. and VISX, Inc. The purchase price is $14.9 million, payable in cash on July 1, 1997. LaserSight is exploring various alternatives to enable it to fund the purchase price. There can be no assurance that such funding will be available. If the transaction does not close on or before July 1, 1997, IBM may terminate the agreement. In such event, LaserSight would be obligated to deliver to IBM shares of Common Stock and/or cash with an aggregate value of $1 million as of July 1, 1997.

      Uncertainty Concerning Patents. Should LaserSight Technologies' lasers be found to infringe upon any valid and enforceable patents held by VISX or Summit Technologies in certain international markets, or by Pillar Point Partners in the U.S., then LaserSight Technologies may be required to license such technology from them. Should such licenses not be obtained, LaserSight Technologies might be prohibited from manufacturing or marketing its PRK-UV lasers in these countries where patents are in effect.

      Competition. The vision correction industry is subject to intense, increasing competition. The Company competes against both alternative and traditional medical technologies (such as eyeglasses, contact lenses and radial keratotomy ("RK")) and other laser manufacturers. Many of the Company's competitors have existing products and distribution systems in the marketplace and are substantially larger, better financed, and better known. A number of lasers manufactured by other companies have either received, or are much further advanced in the process of receiving, FDA approval for specific procedures, and, accordingly, may have or develop a higher level of acceptance in some markets than the Company's lasers. The entry of new competitors into the markets for the Company's products could cause downward pressure on the prices of such products and a material adverse effect on Company's business, financial condition and results of operations.

      Technological Change. Technological developments in the medical and laser industries are expected to continue at a rapid pace. Newer technologies and surgical techniques could be developed which may offer better performance than the Company's laser systems. The success of any competing alternatives to PRK could have a material adverse effect on the Company's business, financial condition and results of operations.

      Uncertainty  of  Market   Acceptance.   The  Company   believes  that  its
achievement of profitability and growth will depend in part upon broad acceptance of PRK or LASIK in the United States and other countries. There can be no assurance that PRK or LASIK will be accepted by either the ophthalmologists or the public as an alternative to existing methods of treating refractive vision disorders. The acceptance of PRK and LASIK may be affected adversely by their cost, possible concerns relating to safety and efficacy, general resistance to surgery, the effectiveness and lower cost of alternative methods of correcting refractive vision disorders, the lack of long-term follow-up data, the possibility of unknown side effects, the current lack of third-party reimbursement for the procedures, any future unfavorable publicity involving patient outcomes from use of PRK or LASIK systems, and the possible shortages of ophthalmologists trained in the procedures. The failure of PRK or LASIK to achieve broad market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations.

      International Sales. International sales may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in staffing and coordinating communications among and managing international operations. Additionally, the Company's business, financial condition and international results of operations may be adversely affected by increases in duty rates, difficulties in obtaining export licenses, ability to maintain or increase prices, and competition. To date, all sales made by the Company have been denominated in U.S. dollars. Due to its export sales, however, the Company is subject to currency exchange rate fluctuations in the U.S. dollar, which could increase the price in local currencies of the Company's products. This could in turn result in longer payment cycles and greater difficulty in collection of receivables. See "--Receivables" above. Although the Company has not experienced any material adverse effect on its operations as a result of such regulatory, political and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's operations in the future or require the Company to modify its current business practices.

      Potential Product Liability Claims; Limited Insurance. As a producer of medical devices, the Company may face liability for damages to users of such devices in the event of product failure. The testing and use of human care products entails an inherent risk of negligence or other action. An award of damages in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. While the Company maintains product liability insurance, there can be no assurance that any such liability of the Company will be included within its insurance coverage or that damages will not exceed the limits of its coverage. The Company's current insurance coverage limitation is $1,000,000.

      Manufacturing Risks. The Company contracts with third parties for certain components used in its lasers. Several of these components are currently provided by a single vendor. If any of these sole-source suppliers were to cease providing components to the Company, the Company would have to locate and contract with a substitute supplier, and there can be no assurances that such substitute supplier could be located and qualified in a timely manner or could provide required components on commercially reasonable terms. An interruption in the supply of laser components, could have a material adverse effect on the Company's business, financial condition and results of operations.

      Backlog; Concentration of Sales at End of Quarter. The Company has historically operated with little or no backlog because its products are generally shipped as orders are received. Historically, the Company has received and shipped a significant portion of its orders for a particular quarter near the end of the quarter. As a result, the Company's operating results for any quarter often depend on orders received and laser systems shipped late in that quarter. Any delay in such orders or shipments may cause a significant fluctuation in period-to-period operating results.


Item 8.  Financial Statements and Supplemental Data

      Consolidated financial statements prepared in accordance with Regulation S-X are listed in Item 14 of Part IV of this Report, are attached to this Report and incorporated in this Item 8 by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III


Item 10.  Directors and Executive Officers

      Information with respect to the Company's directors and executive officers is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 1997.


Item 11.  Executive Compensation

      Information with respect to executive compensation is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 1997.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 1997.


Item 13.  Certain Relations and Related Transactions

      Information with respect to certain relations and related transactions is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 1997.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules.

(a) (1)   The following  financial statements and related items commence on page
          F-1:

          Independent Auditors' Reports

          Consolidated Balance Sheets as of December 31, 1996 and 1995.

          Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.

          Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

          Notes to Consolidated Financial Statements.

   (2)    Financial Statement Schedules:

          Schedules not filed:

               All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

   (3)   Exhibits required by Item 601 of Regulation S-K.

Exhibit
Number                               Description
------                               -----------

3.1 Certificate of Incorporation, as amended (filed as Exhibit 1 to the Company's Form 8-A/A filed on January 17, 1996*).

3.2 By-laws, as amended (filed as Exhibit 3 to the Company's Form 10-K for the year ended December 31, 1992*).

4.1    See Exhibits 3.1 and 3.2.

10.1 Agreement dated April 1, 1992 between International Business Machines Corporation and LaserSight Incorporated (filed as Exhibit 10.1 on Form 10-K for the year ended December 31, 1995*).

10.2 Covenant Not to Compete entered into between LaserSight Incorporated and Dr. J.T. Lin (filed as Exhibit 10(c) to the Company's Registration
       Statement on Form S-18 (File No. 33-42734 and incorporated herein by reference).

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

10.11 Research and Development Consulting Agreement dated March 31, 1995 between LaserSight Technologies, Inc. and J.T. Lin, Ph.D. (filed as
       Exhibit 10.3 to the Company's Form 10-Q for the quarter ended September 30, 1995*).

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

10.13 LaserSight Incorporated 1995 Stock Option Plan (filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1995*).

10.14 Consulting Agreement dated November 1, 1996 by and between LaserSight Technologies, Inc. and Emanuela Dobrin-Charlton.

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

10.18 Employment Agreement dated December, 1995 by and between LaserSight Incorporated and David Pieroni (filed as Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1995*).

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

10.31  Amendment  to Asset  Purchase  Agreement  dated June 17,  1996  (filed as
       Exhibit 2 (vii) to the Company's Form 8-K dated July 18, 1996*).

10.32 Agreement dated August 12, 1996 to amend Agreement and Plan of Merger by and among LaserSight Incorporated, Mark B. Gordon, O.D. and Howard M. Levin, O.D.

10.33 Agreement dated October 30, 1996 to amend Agreement and Plan of Merger by and among LaserSight Incorporated, Mark B. Gordon, O.D. and Howard M. Levin, O.D.

10.34 Agreement dated January 8, 1997 to amend Agreement and Plan of Merger by and among LaserSight Incorporated, Mark B. Gordon, O.D. and Howard M. Levin, O.D.

10.35  Agreement   dated  September  18,  1996  between  David  T.  Pieroni  and
       LaserSight Incorporated.

10.36 Agreement dated December 17, 1996 between Public Company Publishing, Inc., Samuel S. Duffey and LaserSight Incorporated.

10.37 Agreement dated January 1, 1997, between International Business Machines Corporation and LaserSight Incorporated.

10.38 Addendum dated March 7, 1997 to Agreement between International Business Machines Corporation and LaserSight Incorporated.

10.39 Second Amendment to Agreement for Purchase and Sale of Stock by and among LaserSight Centers Incorporated, its stockholders and LaserSight Incorporated dated March 14, 1997 (filed as Exhibit 99.1 to the Company's Form 8-K filed on March 27, 1997*).

10.40 Amendment to Royalty Agreement by and between LaserSight Centers Incorporated, Laser Partners and LaserSight Incorporated dated March 14, 1997 (filed as Exhibit 99.2 to the Company's Form 8-K filed on March 27, 1997*).

11     Statement of Computation of Earnings (Loss) Per Share.

21     Subsidiaries of the Registrant.

23.1   Consent of KPMG Peat Marwick LLP.

23.2   Consent of Lovelace, Roby & Company, P.A.

27     Financial Data Schedule



---------------------------------------------------------
*    Incorporated herein by reference (File No. 0-19671).



(b)  Reports on Form 8-K.

     No reports were filed in the fourth quarter of 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 28, 1997                       LASERSIGHT INCORPORATED

                                     By:   /s/ Michael R. Farris
                                          -------------------------
                                          Michael R. Farris, President and
                                          Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

  /s/ Michael R. Farris
--------------------------------------------
Michael R. Farris, President,                            Dated:   March 28, 1997
Chief Executive Officer and Director


  /s/ Francis E. O'Donnell, Jr., M.D.                    Dated:   March 28, 1997
--------------------------------------------
Francis E. O'Donnell, Jr., M.D.,
Chairman of the Board, Director


  /s/ Emanuela Dobrin-Charlton, Ph.D.                    Dated:   March 28, 1997
--------------------------------------------
Emanuela Dobrin-Charlton, Ph.D., Director


  /s/ J. Richard Crowley                                 Dated:   March 28, 1997
--------------------------------------------
J. Richard Crowley, Director


  /s/ Richard C. Lutzy                                   Dated:   March 28, 1997
-------------------------------------------
Richard C. Lutzy, Director


  /s/ Thomas Quinn                                       Dated:   March 28, 1997
-------------------------------------------
Thomas Quinn, Director


  /s/ David T. Pieroni                                   Dated:   March 28, 1997
-------------------------------------------
David T. Pieroni, Director


  /s/ Gregory L. Wilson                                  Dated:   March 28, 1997
-------------------------------------------
Gregory L. Wilson, Chief Financial Officer
(Principal accounting officer)

                          Independent Auditors' Reports
                          -----------------------------

The Board of Directors and Stockholders
LaserSight Incorporated:

We have audited the accompanying consolidated balance sheets of LaserSight Incorporated and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserSight Incorporated and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                        /s/ KPMG Peat Marwick LLP


St. Louis, Missouri
February 21, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


The Board of Directors and Stockholders
LaserSight, Incorporated

We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of LaserSight Incorporated and Subsidiaries for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of LaserSight Incorporated and Subsidiaries for the year ended December 31, 1994 in conformity with generally accepted accounting principles.




                                       /s/ Lovelace, Roby & Company, P.A.
                                       LOVELACE, ROBY & COMPANY, P.A.
                                       Certified Public Accountants

Orlando, Florida
March 6, 1995


                                              LASERSIGHT INCORPORATED
                                                 AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                            December 31, 1996 and 1995


                                ASSETS                                               1996                     1995
Current assets:
     Cash and cash equivalents                                                  $   2,003,501              1,598,339
     Accounts receivable-trade, net                                                 5,458,153              8,821,123
     Notes receivable-current portion, net                                          3,159,575              1,524,170
     Inventories                                                                    3,328,903              1,836,750
     Deferred tax assets                                                              667,998                221,000
     Income taxes recoverable                                                         803,154                     --
     Other current assets                                                             221,922                378,905
                                                                              ---------------           ------------
                                    Total current assets                           15,643,206             14,380,287

Notes receivable, less current portion, net                                         2,620,375              2,825,820
Property and equipment, net                                                         1,936,220              1,045,481
Other assets, net                                                                  14,050,412             10,850,905
                                                                              ---------------          -------------
                                                                                 $ 34,250,213             29,102,493
                                                                              ===============          =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                           $   2,216,792              2,088,736
     Notes payable-related parties                                                  1,000,000              2,264,100
     Current portion of capital lease obligations                                     206,139                     --
     Accrued expenses                                                                 764,084                492,641
     Accrued commissions                                                            1,214,235              1,777,007
     Income taxes payable                                                                  --                314,205
     Other current liabilities                                                        221,155                171,743
                                                                              ---------------           ------------
                                    Total current liabilities                       5,622,405              7,108,432
                                                                              ---------------           ------------

Refundable deposits                                                                   240,000                425,000
Accrued commissions, less current portion                                             309,656                518,920
Deferred income taxes                                                                 667,998                630,000
Capital lease obligations                                                             641,623                     --
Commitments and contingencies
Stockholders' equity:
     Convertible preferred stock-par value $0.001 per share;
        authorized 10,000,000 shares; eight shares issued and
        outstanding in 1996, none in 1995                                                 --                     --
     Common stock-par value $0.001 per share; authorized 20,000,000 shares; 8,454,266 and 7,186,032 shares issued and
        outstanding in 1996 and 1995, respectively                                      8,454                  7,186
     Additional paid-in capital                                                    30,080,560             21,944,000
     Obligation to issue common stock                                               3,065,056                780,125
     Stock subscription receivable                                                 (1,140,000)            (1,140,000)
     Accumulated deficit                                                           (4,612,830)              (538,461)
     Less treasury stock, at cost; 170,200 common shares                             (632,709)              (632,709)
                                                                              ----------------           ------------
                           Total stockholders' equity                              26,768,531             20,420,141
                                                                              ----------------           ------------
                                                                                 $ 34,250,213             29,102,493
                                                                              ================           ============
See accompanying notes to consolidated financial statements.



                                            LASERSIGHT INCORPORATED
                                                 AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Years ended December 31, 1996, 1995, and 1994

                                                                   1996                 1995                  1994
                                                                   ----                 ----                  ----
Revenues                                                      $  21,503,990          25,988,065             9,594,468

Cost of sales                                                     3,415,276           4,859,039             2,066,220

Provider payments                                                 4,221,599             776,089                    --
                                                              --------------        -------------         ------------
                  Gross profit                                   13,867,115          20,352,937             7,528,248

Research, development, and regulatory expenses                    1,720,246           1,460,842               361,946

Selling, general and administrative expenses                     17,107,218          14,339,951             6,025,989
                                                             ---------------        -------------         ------------
                  Income (loss) from operations                  (4,960,349)          4,552,144             1,140,313

Other income and expenses:
     Interest and dividend income                                   314,287             189,548                83,142
     Loss on sale of short-term investments                              --              (1,069)             (173,623)
     Interest expense                                              (151,634)            (81,077)              (82,811)
     Other, net                                                    (415,681)          1,330,125                96,410
                                                             ---------------      --------------         -------------
                  Income (loss) before income tax
                    expense (benefit)                            (5,213,377)          5,989,671             1,063,431

Income tax expense (benefit)                                     (1,139,008)          1,397,800                45,000
                                                             ---------------      --------------        --------------
                  Net income (loss)                            $ (4,074,369)          4,591,871             1,018,431
                                                             ===============      ==============        ==============

Earnings (loss) per common share:
                  Primary                                      $     (0.56)                0.64                  0.17
                  Assuming full dilution                             (0.49)                0.64                  0.16
                                                             ===============      ==============        ==============

Weighted average number of shares outstanding:
                  Primary                                        7,893,000           7,225,000             6,166,000
                  Assuming full dilution                         8,424,000           7,230,000             6,542,000
                                                             ===============      ==============        ==============

See accompanying notes to consolidated financial statements.



                                            LASERSIGHT INCORPORATED AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Years ended December 31, 1996, 1995, and 1994

                                                                          Obligation
                                                              Additional   to issue     Stock                             Total
                          Common stock     Preferred Stock     paid-in     common   subscription Accumulated  Treasury stockholders'
                         Shares   Amount   Shares   Amount     capital      stock    receivable   deficit      stock      equity
                         ------   ------   ------   ------     -------      -----    ----------   -------      -----      ------

Balances at December
    31, 1993            5,469,028  $5,469      --   $   --   10,331,794        --           --   (6,148,763)  (656,964)    3,531,536

Issuance of shares in
    conjunction with
    private placement
    offerings             451,000     451      --       --    1,476,303        --           --            --        --     1,476,754

Issuance of shares
    from exercise of
    stock options          16,000      16      --       --       44,104        --           --            --        --        44,120

Sale of 6,000 shares
    of treasury stock          --      --      --       --       22,891        --           --            --     24,255       47,146

Net income                     --      --      --       --           --        --           --     1,018,431         --    1,018,431
                       ----------  ------    -----     ----  -----------    -------  ----------  ------------   --------  ----------

Balances at December
    31, 1994            5,936,028   5,936      --       --   11,875,092        --           --    (5,130,332)  (632,709)   6,117,987

Issuance of shares in
    conjunction with
    private placement
    offering              289,000     289      --       --    2,463,044        --  (1,500,000)           --         --       963,333

Obligation to issue
    common stock
    related to 1994
    acquisition                --      --      --       --           --   780,125          --            --         --       780,125

Issuance of shares
    from exercise of
    stock options         414,540     415      --       --    1,107,646        --          --            --         --     1,108,061

Issuance of options
    to purchase
    common stock in
    conjunction with
    acquire technology         --      --      --       --    1,752,000        --          --            --         --     1,752,000

Stock subscriptions
    received                   --      --      --       --           --        --     360,000            --         --       360,000

Issuance of shares in
    conjunction with
    consulting agreement    3,000       3       --       --       14,060       --          --            --         --        14,063

Issuance of shares in
    conjunction with
    acquisition           543,464     543       --       --    4,732,158       --          --            --         --     4,732,701

Net income                     --      --       --       --           --       --          --       4,591,871       --     4,591,871
                        ---------   -----     ----     ----  -----------  -------  -----------     ----------  --------- -----------

Balances at December
    31, 1995            7,186,032   7,186       --       --   21,944,000  780,125  (1,140,000)      (538,461)  (632,709)  20,420,141

Issuance of shares
    from exercise of
    stock options and
    warrants              189,000     190       --       --      588,599       --          --             --         --      588,789

Tax benefit of stock
    options and warrants
    exercised                  --      --       --       --      199,798       --          --             --         --      199,798

Proceeds from issuance
    of preferred stock
    net of issuance costs      --      --      116       --    5,342,152       --          --             --         --    5,342,152

Conversion of, and
    settlements of
    dividends on,
    preferred stock       872,736     873     (108)      --      318,635       --          --            --          --      319,508

Dividends on
    preferred stock            --      --       --       --    (358,618)       --          --            --          --    (358,618)

Obligation to issue
    common stock related
    to 1994 acquisition        --      --       --       --          -- 2,284,931          --            --          --    2,284,931

Issuance of shares in
    conjunction with
    acquisition           205,598     205       --       --    2,045,994       --          --           --           --    2,046,195

Net loss                       --      --       --       --           --       --          --    (4,074,369)         --  (4,074,369)
                        --------- -------    -----   ------   ----------  ---------  ----------  -----------   --------  -----------
Balances at December
    31, 1996            8,454,266 $ 8,454       8    $        30,080,560  3,065,056  (1,140,000) (4,612,830)   (632,709)  26,768,531
                        ========= =======    ====    ======   ==========  =========  ===========  ==========   =========  ==========

See accompanying notes to consolidated financial statements.




                                      LASERSIGHT INCORPORATED AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Years ended December 31, 1996, 1995, and 1994




                                                                          1996              1995              1994
                                                                          ----              ----              ----
Cash flows from operating activities:
   Net income (loss)                                                $ (4,074,369)         4,591,871         1,018,431
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
           Depreciation and amortization                               1,004,275            480,557           149,325
           Provision for uncollectible accounts                          502,000            930,734            57,334
           Decrease (increase) in accounts receivable, net             3,663,542         (7,826,693)       (1,178,930)
           Increase in notes receivable, net                          (1,832,532)        (3,722,696)         (627,294)
           Increase in inventories                                    (1,492,153)          (406,594)         (401,465)
           Increase (decrease) in accounts payable                       (70,201)         1,146,918           223,217
           Increase (decrease) in accrued liabilities                   (529,449)         2,404,448           290,753
           Increase (decrease) in income taxes                        (1,446,053)           678,205            45,000
           Decrease in investments                                            --             91,245         1,593,496
           Other, net                                                    102,482           (286,742)         (160,032)
                                                                    -------------        -----------       -----------
               Net cash provided by (used in)
                 operating activities                                 (4,172,458)        (1,918,747)        1,009,835
Cash flows from investing activities:
     Purchases of property and equipment                                (296,520)          (403,063)         (364,890)
     Repayment of loans and advances--related parties                         --                 --           519,000
     Proceeds from sale leaseback transaction                            957,180                 --                --
     Purchase of businesses, net of cash acquired                       (640,463)           109,489          (571,652)
                                                                    -------------        -----------       -----------
               Net cash provided by (used in) investing
                  activities                                              20,197           (293,574)         (417,542)
Cash flows from financing activities:
     Proceeds from issuance of common stock                                   --          1,323,333         1,476,754
     Proceeds from issuance of preferred stock, net                    5,342,152                 --                --
     Proceeds from exercise of stock options and warrants                588,789          1,108,061            44,120
     Repayments of notes payable - officer                              (465,000)          (500,000)         (405,000)
     Repayments on notes payable                                        (799,100)            (3,262)         (155,000)
     Proceeds from sale of treasury stock                                     --                 --            47,146
     Repayment of capital lease obligation                              (109,418)                --                --
                                                                    -------------        -----------        ----------
               Net cash provided by financing activities               4,557,423          1,928,132         1,008,020
                                                                    -------------        -----------        ----------
               Increase (decrease) in cash and cash
                    equivalents                                          405,162           (284,189)        1,600,313
Cash and cash equivalents:
     Beginning of year                                                 1,598,339          1,882,528           282,215
                                                                    -------------        -----------        ----------
     End of year                                                    $  2,003,501          1,598,339         1,882,528
                                                                    =============        ===========        ==========


See accompanying notes to consolidated financial statements.


NOTE 1 - BUSINESS
-----------------

LaserSight Incorporated (the Company) is the parent company of four major wholly owned operating subsidiaries: LaserSight Technologies, Inc., which develops and manufactures ophthalmic lasers primarily for use in photorefractive keratectomy
(PRK) procedures; MEC Health Care, Inc., a managed care intermediary that contracts with various health maintenance organizations (HMOs) and eye care providers to provide comprehensive vision services to the HMO subscribers; LSI Acquisition, Inc., which acquires and manages ophthalmic practices and ambulatory surgery centers; and MRF, Inc. d/b/a The Farris Group, a consulting firm servicing health care providers.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Basis of Presentation
---------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
-------------------------
For financial reporting purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

Credit Risk
-----------
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable.

The Company sells products to customers and at times extends credit for such sales. Exposure to losses on receivables is principally dependent on each customer's financial condition and their ability to generate revenue from the Company's products. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. To mitigate a portion of the Company's exposure on certain sales, the Company has obtained letters of credit to be drawn on foreign financial institutions in the event a customer should default. At December 31, 1996 and 1995, the Company was the payee on letters of credit with foreign financial institutions aggregating approximately $2.1 million and $2.2 million, respectively.

Income Taxes
------------
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Inventory
---------
Inventory, which consists primarily of laser systems parts and components, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment
----------------------
Property and equipment are stated at cost. Furniture and equipment are depreciated using the straight-line method over the estimated lives (three to seven years) of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Capital leases are amortized on a straight-line basis over the term of the leases (four years).

Patents
-------
Costs associated with obtaining patents are capitalized as incurred and are amortized over their estimated useful lives (generally 17 years).

Goodwill and Acquired Technology
--------------------------------
Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over estimated useful lives not to exceed 25 years. Management evaluates the carrying value of goodwill using future undiscounted operating cash flows of the acquired businesses.

Acquired technology was recorded as an intangible asset to be amortized over a period of 12 years.

Product Warranty Costs
----------------------
Estimated costs to fulfill future warranty obligations for products sold during the year are accrued at the time of sale.

Revenue Recognition
-------------------
The Company recognizes revenue from the sale of its products in the period that the products are shipped to the customers.

Service revenues from consulting clients are recognized in the period that the services are provided.

The Company recognizes premiums from HMOs and other payors as income in the period to which vision care coverage relates. Substantially all premiums are collected on a monthly basis and relate to vision care coverage during that month. Capitation revenue for the years ended December 31, 1996 and 1995 was $6,095,000 and $1,189,700, respectively.

Revenue from managing an ophthalmic practice and an ambulatory surgery center are recognized when earned in accordance with the practice service agreement.

Provider Payments
-----------------
Provider payments consist of benefit claims and capitation payments made to providers. Benefit claims include estimates of payments covering paid and pending claims for which services have been performed, and estimates of claims for services performed during the fiscal year which have not, as of the balance sheet date, been reported to the Company. The cost of claims incurred but not reported is estimated based on current membership statistics, current utilization, and historical data. The Company sub-capitates the services of certain ophthalmic specialties, and does not carry reinsurance to indemnify against certain other health care costs incurred by members.

Earnings (Loss) Per Share
-------------------------
Net earnings (loss) per common share is computed using the weighted average number of common shares, commitments to issue common shares and common share equivalents outstanding during each period. Common share equivalents include options and warrants to purchase common stock and are included in the computation using the treasury stock method if they would have a dilutive effect. Fully diluted earnings (loss) per share for the year ended December 31, 1996 was anti-dilutive and is the same as primary earnings (loss) per share except for the inclusion of the impact of preferred stock converted to common stock during the period (see Note 10).

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
-----------------------------------------------------------------------
The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

Stock Option Plans
------------------
Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure pursuant to the provisions of SFAS No. 123.

Reclassifications
-----------------
Certain reclassifications have been made to prior years' financial statements to conform to the 1996 financial statement presentation.


NOTE 3 - BUSINESS COMBINATIONS
------------------------------

Northern New Jersey Eye Institute
---------------------------------
In July 1996, the Company acquired the assets of the Northern New Jersey Eye Institute (NNJEI) and contracted with the practice to provide ongoing management services.

The acquisition was accounted for using the purchase method. Accordingly, the Company's results of operations resulting from the service agreement with NNJEI are included in the Company's consolidated financial statements subsequent to the acquisition date. The total purchase cost, including acquisition costs, of $2,576,882, was comprised of a 5.05% promissory note in the amount of $340,000 and 205,598 unregistered shares of the Company's common stock. Up to 102,798 additional shares may be issuable on July 3, 1998 if the Company's quoted stock price is lower than $15.00 per share at that date. The promissory note was repaid in September 1996. Goodwill recognized as a result of the acquisition, totaling $1,606,774, will be amortized over 25 years.

The unaudited pro forma revenues, net income, and earnings per share for the years ended December 31, 1996 and 1995, assuming that the acquisition and service agreement had occurred as of the beginning of the respective periods, is presented below. The pro forma amounts are not necessarily indicative of results that would have occurred had the acquisition been consummated as of the beginning of the periods presented or that might be attained in the future.

                                        1996           1995
                                        ----           ----

Revenues                           $23,096,390     29,160,301
Net income (loss)                   (4,048,058)     4,913,606
Earnings (loss) per
     common share:
        Primary                    $     (0.55)          0.66
        Fully diluted                    (0.48)          0.66

MEC Health Care, Inc.
---------------------
In October 1995 the Company acquired all of the issued and outstanding shares of common stock of MEC Health Care, Inc. (MEC). The acquisition was accounted for using the purchase method. Accordingly, MEC's results of operations are included in the Company's consolidated financial statements subsequent to the acquisition date. The total purchase cost, including acquisition costs, of $6,579,087 was comprised of an 8.75% promissory note in the total amount of $1,799,100 (see note 9) and 543,464 unregistered shares of the Company's common stock. Goodwill recognized as a result of the acquisition, totaling $6,667,918, will be amortized over 20 years.

The Farris Group
----------------
In February 1994, the Company acquired MRF, Inc. d/b/a The Farris Group. The acquisition was accounted for using the purchase method. Accordingly, The Farris Group's results of operations are included in the Company's consolidated financial statements subsequent to the acquisition date. The terms of the acquisition provided, among other things, for the Company to pay $2,000,000 and up to 750,000 unregistered shares of the Company's common stock issuable if The Farris Group achieves certain future performance objectives. The Company delivered $635,000 to the seller at closing, along with its promissory note for $1,365,000 (see notes 9 and 10). At the acquisition date, The Farris Group had approximately $558,000 of net assets, resulting in goodwill of approximately $1,442,000, which will be amortized over 20 years.

LaserSight Centers Incorporated
-------------------------------
In April 1993, the Company acquired all of the outstanding stock of LaserSight Centers Incorporated (Centers), a privately held corporation. Centers is a development stage corporation which intends to provide services for ophthalmic laser surgical centers using excimer and other lasers. The terms for the closing of this transaction provided for the issuance of 500,000 unregistered shares of the Company's common stock and the agreement of the Company to issue up to an additional 1,265,333 unregistered shares of its common stock based on the outcome of certain future events and whether Centers achieves certain performance objectives (see note 15). This agreement was amended in March 1997 (see note 16).


NOTE 4 - ACCOUNTS AND NOTES RECEIVABLE
--------------------------------------
Accounts and notes receivable at December 31, 1996 and 1995 were net of allowance for uncollectible accounts of $1,350,000 and $925,000, respectively. Accounts and notes receivable write-offs have not been significant for the years ended December 31, 1996, 1995, and 1994.

Notes receivable at December 31, 1996 and 1995 primarily represent unpaid balances due on laser equipment sales. Notes receivable balances, discounted at 8%, and less an allowance for uncollectible notes, consisted of the following at December 31, 1996 and 1995, respectively:

                                  1996           1995
                                  ----           ----

Notes receivable             $ 6,967,120      5,183,369
Less:    Discount                476,170        525,000
         Allowance for
         uncollectible
         notes                   711,000        308,379
                              ----------      ---------
                               5,779,950      4,349,990
Less current portion           3,159,575      1,524,170
                              ----------      ---------
                              $2,620,375      2,825,820
                              ==========      =========

NOTE 5 - INVENTORIES
--------------------

The components of inventories at December 31, 1996 and 1995 are summarized as follows:
                                  1996           1995
                                  ----           ----

Raw materials                 $2,008,610        839,984
Work in process                  448,906        431,766
Finished goods                   664,646        280,000
Test equipment -
     clinical trials             206,741        285,000
                                 -------        -------
                              $3,328,903      1,836,750
                              ==========      =========

As of December 31, 1996, the Company had four laser systems being used under arrangements for clinical trials in various countries. At December 31, 1995, five laser systems were in use under similar arrangements.


NOTE 6 - PROPERTY AND EQUIPMENT
-------------------------------
Property and equipment at December 31, 1996 and 1995 are as follows:

                                  1996           1995
                                  ----           ----

Leasehold improvements        $  118,087         92,950
Furniture and equipment          962,014        740,142
Assets under capital lease       957,180              -
Laboratory equipment             717,055        647,046
                                 -------        -------
                               2,754,336      1,480,138
Less accumulated
    depreciation and
    amortization                 818,116        434,657
                                 -------        -------
                              $1,936,220      1,045,481
                              ==========      =========

Accumulated amortization of assets under capital leases at December 31, 1996 was $119,646.


NOTE 7 - OTHER ASSETS
---------------------

Other assets at December 31, 1996 and 1995 are as follows:

                                     1996          1995
                                     ----          ----

Restricted cash              $     240,000         425,000
Goodwill, net of accumu-
      lated amortization of
      $715,962 in 1996 and
      $249,251 in 1995          12,099,032       8,640,645
Acquired technology, net
      of accumulated amorti-
      zation of $209,604 in
      1996 and $63,600 in 1995   1,542,396       1,688,400
Deposits                            74,038          51,486
Deferred patent costs, net
      of accumulated amorti-
      zation of $32,076  in
      1996 and $23,976 in 1995      94,946          45,374
                              ------------      ----------
                              $ 14,050,412      10,850,905
                              ============      ==========

Restricted cash represents deposits in connection with service contracts with approximately 134 ophthalmologists granting them exclusive market areas to perform specific services as set forth in the Center's service contracts.

On July 25, 1995, based on successful demonstrations, the Company accepted the transfer of all rights, title, and interests in a 200 Hz solid-state laser together with an assignment of a patent pending with respect to such technology in exchange for options to purchase 240,000 shares of unregistered common stock. The value of such options was determined by management (in consultation with an independent investment banker) to be $1,752,000, and was recorded as an intangible asset.


NOTE 8 - EMPLOYEE BENEFIT PLAN
------------------------------

Effective January 1, 1996, the Company adopted a 401(k) plan for the benefit of substantially all of its full-time employees. The plan provides, among other things, for employer-matching contributions to be made at the discretion of the Board of Directors. For the year ended December 31, 1996, the employee-matching contribution was $41,923. Employer-matching contributions vest over a seven-year period. Administrative expenses of the plan are paid by the Company.


NOTE 9 - NOTES PAYABLE
----------------------

At  December  31, 1996 and 1995,  the Company  owed  $1,000,000  and  $1,799,100 respectively to the former owners of MEC. The note payable is secured by stock of MEC, and bears interest at 8.75%. In January 1996, the Company repaid $799,100. The note was originally due on demand on or after April 1, 1996, and has been extended to be due on demand on or after April 1, 1997.

As of December 31, 1995, the Company owed $465,000 to the former owner of The Farris Group (currently the Chief Executive Officer of the Company). In January 1996, the Company repaid the remaining balance of this note.

Interest paid during the years ended December 31, 1996 and 1995 approximated $172,000 and $50,000, respectively.

The Company entered into an agreement for the sale and leaseback of certain assets acquired. The lease, with a four-year term, is classified as a capital lease. The fair market value of the assets financed was approximately $957,000 and payments under the lease approximate $300,000 annually and commenced in July 1996 (see note 15).


NOTE 10 - STOCKHOLDERS' EQUITY
------------------------------

In January 1996, the Company completed a private placement of 116 shares of Series A Convertible Preferred Stock (Preferred Stock), yielding net proceeds, after costs of financing, of $5.34 million. The Company also issued warrants to purchase 17,509 shares of common stock at $13.25 per share to the placement agent. The Preferred Stock is convertible into the Company's common stock at the option of the holders at any time through January 10, 1998, on which date all preferred stock remaining outstanding will automatically be converted into common stock. The conversion price equals the lesser of $14.18 per share or 85% of the average closing price of the common stock during the five trading days preceding the conversion date, subject to a minimum conversion price. At December 31, 1996, eight shares of preferred stock were outstanding. The conversion of 108 shares of preferred stock through December 31, 1996 resulted in the issuance of 872,736 shares of common stock, including the issuance of common stock in settlement of preferred dividends accrued through the respective conversion dates.

The Company has the right to redeem the preferred stock for cash, or subject to certain conditions, cause it to be converted to common stock. Dividends on the preferred stock are cumulative and accrue at an annual rate of 10%, and are payable in common stock at the time of conversion or redemption of the preferred stock.

In February 1994, the Company sold 140,000 shares of its common stock. Net proceeds from the private placements after deductions of the related issuance costs amounted to approximately $675,500.

In December 1993, the Company entered into two stock distribution agreements, which provided for the Company to offer up to 600,000 shares of its common stock. Under the agreements, the common shares were delivered to the distributor in exchange for a promissory note (stock subscription receivable). During the year ended December 31, 1994, approximately 311,000 shares were sold for net proceeds to the Company, after deductions of related issuance costs, of approximately $801,000. In January 1995, the remaining 289,000 shares were sold under a separate purchase agreement for net proceeds to the Company of approximately $2,463,000, including a note receivable totaling $1,500,000 with interest at 10% per annum.

A modified promissory note was executed in August 1995 with an adjusted balance of $1,250,000 with monthly payments of varying amounts through April 30, 1996. The balance due at December 31, 1996 and 1995 was $1,140,000 and was classified as a stock subscription receivable and reduction of stockholders' equity.

In July 1995, in consideration for the acquisition of certain technology (see note 7) the transferor of such technology received options to purchase 240,000 unregistered shares of the Company's common stock at the greater of $1.13 per share or $12.00 less than the market value on the date of exercise. The options were exercised in September 1995.

Pursuant to the agreements related to the acquisition of The Farris Group, up to 750,000 unregistered shares of the Company's stock are contingently issuable to the seller based upon The Farris Group's pre-tax profits, as defined in the agreement, over the five years subsequent to the acquisition. The number of issuable shares is determined annually and, based on terms of the acquisition agreement, amended as of December 28, 1995, will be issued beginning in 1997 for the three-year period ending December 31, 1996. Based on The Farris Group's pre-tax profits for each of the years ended December 31, 1996, 1995, and 1994, approximately 406,700 shares are issuable as of January 31, 1997. For purposes of computing earnings per share, issuable shares attributable to historical performance levels of The Farris Group are included in weighted average shares outstanding on a primary and fully diluted basis.


NOTE 11 - STOCK OPTION PLANS
----------------------------

The Company has options outstanding at December 31, 1996 related to five stock based compensation plans (the Plans). Options are currently issuable by the Board of Directors only under the 1996 Equity Incentive Employee Plan (1996 Incentive Plan) and the Lasersight Incorporated Nonemployee Directors Stock Option Plan (Directors Plan), both of which were ratified in June 1996.

Under the 1996 Incentive Plan, all employees of the Company are eligible to receive options, although no employee may receive greater than 250,000 shares of common stock during any one year. Pursuant to terms of the 1996 Incentive Plan, 750,000 shares of common stock may be issued at exercise prices of no less than 100% of the fair market value at date of grant, and options become exercisable in four annual installments on the anniversary dates of the grant.

The Directors Plan provides for the issuance of up to 200,000 shares of common stock to directors of the Company who are not officers or employees. Grants to individual directors are based on a fixed formula that establishes the timing, size, and exercise price of each option grant. At the date of the annual stockholders' meeting, 10,000 options will be granted to each outside director at an exercise price of 100% of the fair market value as of that date, with the options becoming fully exercisable on the first anniversary date of the grant. The options will expire in ten years or three years after an outside director ceases to be a director of the Company.

The per share weighted-average fair value of stock options granted during the years ended December 31, 1996 and 1995 was $4.60 and $4.28 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:
                                  1996           1995
                                  ----           ----
Expected dividend yield             0%             0%
Volatility                         44%            44%
Risk-free interest rate    6.04%-6.33%    5.66%-6.20%
Expected life (years)              3-5            3-5

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below.

                                    1996         1995
                                    ----         ----
Net income (loss)
        As reported           $(4,074,369)    4,591,871
        Pro forma              (4,653,040)    3,571,890
Primary EPS
        As reported           $     (0.56)       0.64
        Pro forma                   (0.63)       0.49
Fully diluted EPS
        As reported           $     (0.49)       0.64
        Pro forma                   (0.56)       0.49

In accordance with SFAS No. 123, the pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compenstation cost does not reflect options granted prior to January 1, 1995, that vested in 1996 and 1995.

Stock option activity for all plans during the periods indicated is as follows:

                                               Weighted
                                  Shares        Average
                                   Under       Exercise
                                  Option         Price
                                  ------         -----

Balance at January 1, 1994       753,500      $   4.79
     Granted                     254,750          4.96
     Exercised                   (16,000)         2.76
     Terminated                 (620,450)         5.38
                                --------
Balance at December 31, 1994     371,800          3.93
     Granted                     327,400         11.94
     Exercised                  (174,540)         4.29
     Terminated                  (28,400)         5.58
                                 -------
Balance at December 31, 1995      96,260          9.12
     Granted                     574,000          9.83
     Exercised                    (9,900)         4.93
     Terminated                 (180,510)        11.00
                                --------
Balance at December 31, 1996     879,850          9.29
                                 =======      ========

The following table summarizes the information about stock options outstanding and exercisable at December 31, 1996.

                                        Range of Exercise Prices
                                        ------------------------

                              $1.58-$5.14    $6.81-$7.03    $9.50-$12.81
                              -----------    -----------    ------------
Options Outstanding:
   Number outstanding at
      December 31, 1996         142,250         191,000        546,600
   Weighted average
      remaining contractual
      life                     1.4 years       4.7 years      3.6 years
   Weighted average
      exercise price             $3.47           $6.92         $11.63

Options Exercisable:
   Number exercisable at
      December 31, 1996         142,250          20,000        404,600
   Weighted average
      exercise price             $3.47           $6.81         $11.77

In addition, the underwriter of the Company's 1991 initial public offering received warrants to purchase up to 180,000 shares of the Company's common stock at an exercise price of $3.00 per share through November 13, 1996. During 1996, all of the underwriter's warrants were exercised.


NOTE 12 -- INCOME TAXES
-----------------------

The components of the income tax expense (benefit) for the years ended December 31, 1996, 1995, and 1994 were as follows:

                           1996         1995       1994
                           ----         ----       ----
Current:
      Federal          $(707,130)     858,800    19,000
      State              (22,878)     130,000    26,000
                     ------------   ---------    ------
                        (730,008)     988,800    45,000
                     ------------   ---------    ------
Deferred:
      Federal           (351,677)     344,000        --
      State              (57,323)      65,000        --
                     ------------   ---------    ------
                        (409,000)     409,000        --
                     ------------   ---------    ------
Total income tax
expense (benefit)    $(1,139,008)   1,397,800    45,000
                     ============   =========    ======

Deferred tax assets and liabilities consist of the following components as of December 31, 1996 and 1995:
                                       1996         1995
                                       ----         ----
Deferred tax liabilities:
      Acquired technology           $ 611,338      666,918
      Change in tax status of
        subsidiaries                  273,639      482,744
      Property and equipment          166,254       65,843
                                      -------       ------
                                    1,051,231    1,215,505
Deferred tax assets:
      Inventory                       237,446       37,869
      Receivable allowance            596,026      424,625
      Limitation on capital loss      155,042      178,852
      Warranty accruals                61,562      165,159
      NOL carry forward               462,081            -
      Other                            67,101            -
                                       ------      -------
                                    1,579,257      806,505
Valuation allowance                  (528,026)           -
                                     --------      -------
                                    1,051,231      806,505
                                    ---------      -------
      Net deferred tax liability  $         -      409,000
                                  ===========      =======

Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that certain of these deferred tax assets may expire unused and, accordingly, has established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, management believes it is more likely than not that they will be realized through future taxable earnings or alternative tax strategies. However, the net deferred tax assets could be reduced in the near term if management's estimates of the taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.

Payments for income taxes during the years ended December 31, 1996, 1995, and 1994 were $307,360 $719,595 and $-0-, respectively.

For the years ended December 31, 1996, 1995 and 1994, the difference between the Company's effective income tax provision and the "expected" tax provision, computed by applying the federal statutory income tax rate to income before provision for income taxes, is reconciled below:

                                     1996              1995         1994
                                     ----              ----         ----

"Expected" tax provision
    (benefit)                     $(1,772,548)      2,036,000      362,000
State income taxes, net
    of federal income tax
    benefit                           (29,462)         85,000       17,000
Utilization of net operating
    loss carry forwards                     -        (426,000)    (366,000)
Foreign sales corporation
      tax benefit                           -        (216,000)           -
Valuation allowance                   528,026               -            -
Research and development                    -        (151,000)           -
Goodwill amortization                 162,321          75,000            -
Nondeductible expenses                 18,920          55,000            -
Alternative minimum tax                     -               -       16,000
Other items, net                      (46,265)        (60,200)      16,000
                                  ------------      ----------      ------
       Income tax
         expense (benefit)        $(1,139,008)      1,397,800       45,000
                                  ============      ==========      ======


NOTE 13 - SEGMENT INFORMATION
-----------------------------

                                       1996           1995           1994
                                       ----           ----           ----

Operating revenues:
  Technology related               $10,634,663     19,899,584     6,113,016
  Health care services              10,869,327      6,088,481     3,481,452
                                    ----------      ---------     ---------
       Consolidated                $21,503,990     25,988,065     9,594,468
                                   ===========     ==========     =========

Operating profit (loss):
  Technology related               $(2,007,284)     4,692,757     1,448,086
  Health care services                (467,550)     1,072,407       620,994
General corporate
  expenses                          (2,419,800)    (1,006,462)     (724,230)
Developmental stage
  company expenses -
  LaserSight Centers
  Incorporated                         (65,715)      (206,558)     (204,537)
                                       -------       --------      --------
    Income (loss)
    from operations               $ (4,960,349)     4,552,144     1,140,313
                                  ============      =========     =========

Identifiable assets:
  Technology related               $16,569,845     17,079,879
  Health care services              15,244,579     10,864,302
  Corporate assets                   2,145,663        685,783
  Developmental stage
    company assets -
    LaserSight Centers
    Incorporated                       290,126        472,529
                                       -------        -------
       Total assets                $34,250,213     29,102,493
                                   ===========     ==========

The Company operates principally in two industries: Technology related (laser equipment) products and health care services. Laser equipment operations involve the development, manufacture, and sale of ophthalmic lasers primarily for use in photorefractive keratectomy procedures. Such operations generally relate to the LaserSight Technologies, Inc. subsidiary. Health care services generally relate to MEC, The Farris Group and the ophthalmic practice management (OPM) subsidiary. MEC contracts with various HMOs and eye care providers to provide comprehensive vision services to the HMO subscribers. The Farris Group subsidiary performs consulting services, which involve generating data and developing strategies by which health care providers may improve their competitive position. The OPM subsidiary provides management services to ophthalmic practices. Total revenue by industry includes sales to unaffiliated customers.

Operating profit is total revenue less operating expenses. In determining operating profit for industry segments, the following items have not been considered: general corporate expenses, including approximately $403,000 related to physician practice acquisition activities and managed care contract development; expenses attributable to Centers, a developmental stage company; nonoperating income; and the income tax expense (benefit). Identifiable assets by industry segment are those that are used by or applicable to each industry segment. General corporate assets consist primarily of cash and income tax accounts.

Export sales are as follows:

                           1996        1995       1994
                           ----        ----       ----
North and
  Central America     $        -   2,511,469    200,000
South America          3,600,637   4,904,565  1,025,000
Asia                   2,844,752   8,631,066  3,663,000
Europe                 3,378,000   1,683,555    284,000
Africa                   295,000     195,000          -
                      ----------   ---------  ---------
                     $10,118,389  17,925,655  5,172,000
                     ===========  ==========  =========


NOTE 14 - RELATED PARTY TRANSACTIONS
-----------------------------------

During January 1993, Centers entered into a royalty agreement with Florida Laser Partners, a Florida general partnership, in which two of the Company's former presidents and the Company's chairman are partners. The royalty agreement provides, among other things, for a perpetual royalty payment to Florida Laser Partners of a number of shares of Centers' common stock, as determined by a formula defined in the royalty agreement (see note 15). Also during January 1993, the Company entered into an exchange agreement with Florida Laser Partners, which provides among other things, that Laser Partners shall exchange, from time to time, shares of Centers' common stock that it acquires pursuant to the royalty agreement for shares of the Company's stock. This agreement was amended in March 1997 (see note 16).

In November 1996, the Company renewed a consulting agreement, in effect since July 1, 1994, with a director of the Company. The consulting agreement provides for compensation for consulting services related to the Company's ongoing regulatory issues and affairs. Additionally, the agreement provides for options to purchase 5,000 shares of the Company's common stock for each protocol submitted to, and each protocol approved by, the FDA. During 1996, 1995 and 1994, consulting expense under the agreement approximated $74,000, $60,000 and $28,000, respectively. The consulting agreement was renewed for a two-year term.

Effective June 1, 1995, the Company entered into a consulting agreement with a director of the Company. The agreement, which ended in May 1996, provided for compensation for consulting services related to the Company's financing issues. During 1996 and 1995, consulting expense under the agreement was $25,000 and $27,500, respectively.

In December 1995, the Company sold one laser system for $235,000 to a company owned by a director of the Company. At December 31, 1996 and 1995, the sale is included in accounts receivable. The Company received full payment on the account in January 1997.

During 1995, the Company entered into an agreement with the spouse of a director of the Company to be its exclusive laser system sales representative for certain middle eastern countries. In 1995, one laser system was sold under this agreement with a total commission expense of $38,750. At December 31, 1996 and 1995, $20,750 and $26,250, respectively, of this total is reflected in accrued commissions.


NOTE 15 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

LaserSight Centers Incorporated
-------------------------------
In April 1993, a stockholders' derivative action was filed against all five members of the Company's Board of Directors alleging breaches of fiduciary duty in connection with the Company's acquisition of Centers. In 1995, the action was settled by reducing the contingently issuable shares, a reduction of royalty payments per procedure, and payment of the plaintiff's legal costs totaling $275,000. Other expenses in 1994 includes $75,000 of these costs. The balance was expensed in prior years.

Pillar Point Partners
---------------------
On March 31,  1995,  the Company was served  with a  complaint  by Pillar  Point
Partners, alleging infringement by the Company of certain patent rights allegedly held by Pillar Point Partners under exclusive licenses from Summit Technology, Inc. and VISX Incorporated, both of whom subsequently joined the suit.

The Company has categorically denied the allegation of patent infringement. In addition, the Company asserted several defenses which alleged the patent to be invalid and unenforceable. The Company believes it has meritorious defenses to this action.

In March 1997, this litigation was resolved.  See note 16.

Public Company Publishing, Inc.
-------------------------------
In May 1996, the Company received a complaint alleging that the Company had breached a written agreement entered into during 1992 that provided for the rendering of consulting services to the Company. The complaint sought monetary damages in an unspecified amount as well as specific performance. In December 1996, the action was settled for payments totaling $100,000, which are reflected in other expenses in 1996. Of this amount, $50,000 was paid during 1996 and $50,000 was paid in February 1997.

Obligations Under Capital and Operating Leases
----------------------------------------------
The Company leases office space and certain equipment under operating lease arrangements. Future minimum payments under these leases as of December 31, 1996 are as follows:
                         Operating            Capital
                         ---------            -------

         1997            $635,059           $ 299,807
         1998             511,600             299,807
         1999             409,577             299,807
         2000             310,472             149,903
         2001             171,188                   -
         After 2001       490,460                   -
                                            ---------
                                            1,049,324
                           Less interest      201,562
                                              -------
                                            $ 847,762
                                            =========

Rent expense for the years ended 1996, 1995, and 1994 was approximately $781,000, $311,000, and $229,000, respectively.

Other Matters
-------------
In 1995, the Company received $980,125 in settlement of its claims against the obligor of promissory notes held by the Company. The notes had previously been reserved and the receipt is reflected in other income. Also in 1995, the Company received a settlement of $350,000 from the Company's former president related to matters in connection with his prior employment.


NOTE 16 -- SUBSEQUENT EVENTS (UNAUDITED)
----------------------------------------

Patent Agreement
----------------
In February  1997,  the Company  entered  into an agreement  with  International
Business Machines Corporation (IBM) which provides for LaserSight to acquire certain IBM patents relating to ultraviolet light ophthalmic products and procedures for ultraviolet ablation for $14,900,000.

The agreement provides for IBM to transfer to the Company all of IBM's rights under its patent license agreements with certain licensees. Subject to the closing of the transaction by July 1, 1997, the Company will be entitled to receive all royalties accrued on or after January 1, 1997, under such patent license agreements.

An escrow agreement between IBM and the Company was negotiated and executed in March 1997, providing for the Company to place a $1 million deposit of its common stock into escrow. If the transaction does not close by July 1, 1997, IBM may terminate the agreement. In such event, the Company's sole obligation is to deliver from the escrow or otherwise its common stock and/or cash with a value of $1 million on July 1, 1997. Among other things, the transaction is subject to the Company's arrangements for payment of the purchase price and regulatory clearances, if any.

LaserSight Centers Incorporated
-------------------------------
In March 1997, the Company amended the purchase and royalty agreements related to the 1993 acquisition of Centers. The amended purchase agreement provides for the Company to issue 625,000 unregistered shares currently with 600,000 additional shares contingently issuable based upon future operating profits. This replaces the provision calling for 1,265,333 contingently issuable shares based on cumulative revenues or other future events and the uncertainties associated therewith. The amended royalty agreement reduces the royalty from $86 to $43 per refractive procedure and delays the obligation to pay such royalties until the sooner of five years or the issuance of all contingently issuable shares as described above.

Pillar Point Partners
---------------------
In March 1997, the Company entered into an agreement with Pillar Point Partners and each co-plaintiff to resolve the litigation. Under the agreement, Pillar Point Partners and each co-plaintiff granted a release from liability under any of their patents for certain of the Company's ultraviolet laser corneal surgery systems and any service or procedure performed with such systems before the effective date of the agreement. The Company will make a nominal payment and agreed to notify Pillar Point Partners and the co-plaintiffs before LaserSight begins manufacturing or selling in the United States in the future. In the agreement, the parties agreed to resolve the litigation by entry of a Dismissal Without Prejudice.

Financing
---------
The Company received a commitment letter in March 1997 from a commercial finance company for a loan of up to $8 million, subject to the negotiation and execution of definitive loan documentation. The loan would be secured by substantially all of the Company's presently unencumbered accounts receivable and other assets. In connection with the loan, the Company expects to issue warrants to purchase 500,000 shares of common stock.