Form 10-Q
period 1997-03-31
LASERSIGHT INC /DE
filed 1997-05-09
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[ X ] Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934. For the quarterly period ended March 31, 1997.

                                       or

[   ]  Transition  Report  Pursuant  to Section 13 or 15(d) of the  Securities
       Exchange   Act  of   1934.   For   the   Transition   period   from
                                      to
       ------------------------------    ----------------------------------.


Commission File Number:  0-19671

                             LASERSIGHT INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         65-0273162
         --------                                         ----------
(State of Incorporation)                       (IRS Employer Identification No.)



                 12161 Lackland Road, St. Louis, Missouri 63146
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (314) 469-3220
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X            No
    ---              ---

         The Number of shares of the registrant's Common Stock outstanding as of May 8, 1997 is 9,360,685.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES


Except for the historical information contained herein, the discussion in this Report contains forward-looking statements (within the meaning of Section 21E of the Exchange Act) that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties and Other Issues" in this report and in the Company's annual report on Form 10-K for the year ended December 31, 1996.

                                      INDEX

PART I.   FINANCIAL INFORMATION

          Item 1.  Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996

                   Condensed Consolidated Statements of Operations for the Three Month Periods Ended March 31, 1997 and 1996

                   Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 1997 and 1996


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

          Item 4.  Submission of  Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K




                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                 March 31,         December 31,
                                                                                   1997                1996
                                                                              ----------------    ---------------
CURRENT ASSETS                                      ASSETS                     (Unaudited)

  Cash and cash equivalents                                                        $1,762,430         $2,003,501
  Accounts receivable - trade, net                                                  4,368,785          5,458,153
  Notes receivable - current portion, net                                           3,238,551          3,159,575
  Inventories                                                                       3,189,394          3,328,903
  Deferred tax assets                                                                 582,256            667,998
  Income taxes recoverable                                                            637,655            803,154
  Other current assets                                                                444,291            221,922
                                                                              ----------------    ---------------
                                               TOTAL CURRENT ASSETS                14,223,362         15,643,206

NOTES RECEIVABLE, less current portion, net                                         3,058,699          2,620,375
PROPERTY AND EQUIPMENT, net                                                         2,000,910          1,936,220
GOODWILL, net                                                                      15,245,854         12,099,032
OTHER ASSETS, net                                                                   1,981,319          1,951,380
                                                                              ----------------    ---------------
                                                                                  $36,510,144        $34,250,213
                                                                              ================    ===============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                                                                 $2,296,737         $2,216,792
  Notes payable - related parties                                                   1,000,000          1,000,000
  Current portion of capital lease obligations                                        206,139            206,139
  Accrued expenses                                                                    531,088            764,084
  Accrued commissions                                                               1,163,197          1,214,235
  Dividends payable                                                                    48,863             39,000
  Other current liabilities                                                            59,989            182,155
                                                                              ----------------    ---------------
                                          TOTAL CURRENT LIABILITIES                 5,306,013          5,622,405

REFUNDABLE DEPOSITS                                                                   227,000            240,000
ACCRUED COMMISSIONS, less current portion                                             345,527            309,656
DEFERRED INCOME TAXES                                                                 582,256            667,998
CAPITAL LEASE OBLIGATIONS                                                             592,449            641,623

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Convertible preferred stock - par value $.001 per share;  authorized 10,000,000 shares; eight shares issued and outstanding at March 31, 1997 and
   December 31, 1996                                                                        -                  -
 Common stock - par value $.001 per share; authorized 20,000,000 shares;
   9,084,882 and 8,454,266 shares issued and outstanding at March 31, 1997
   and December 31, 1996, respectively                                                  9,085              8,454
 Additional paid-in capital                                                        33,416,319         30,080,560
 Obligation to issue common stock                                                   3,065,056          3,065,056
 Stock subscription receivable                                                    (1,140,000)        (1,140,000)
 Accumulated deficit                                                              (5,260,852)        (4,612,830)
 Less treasury stock, at cost;  170,200 common shares                               (632,709)          (632,709)
                                                                              ----------------    ---------------
                                                                                   29,456,899         26,768,531
                                                                              ----------------    ---------------
                                                                                  $36,510,144        $34,250,213
                                                                              ================    ===============
See accompanying notes to the condensed consolidated financial statements.



                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)

                                                                              1997                1996
                                                                      ----------------     ---------------
       REVENUES, net                                                       $6,518,142          $4,583,638

       COST OF SALES                                                        1,043,798             634,047
       PROVIDER PAYMENTS                                                    1,404,896             934,958
                                                                      ----------------     ---------------

       GROSS PROFIT                                                         4,069,448           3,014,633

       RESEARCH, DEVELOPMENT AND
         REGULATORY EXPENSES                                                  362,204             736,132

       SELLING, GENERAL AND ADMINISTRATIVE
         EXPENSES                                                           4,342,987           4,186,597
                                                                      ----------------     ---------------

       LOSS FROM OPERATIONS                                                 (635,743)         (1,908,096)

       OTHER INCOME AND EXPENSES
         Interest income                                                       97,364              54,746
         Interest expense                                                    (59,643)            (26,364)
         Other                                                               (50,000)                   -
                                                                      ----------------     ---------------

       NET LOSS BEFORE INCOME TAXES                                         (648,022)         (1,879,714)

       INCOME TAX BENEFIT                                                           -           (647,950)
                                                                      ----------------     ---------------

       NET LOSS                                                            $(648,022)        $(1,231,764)
                                                                      ================     ===============

       LOSS PER COMMON SHARE
           Primary:                                                           $(0.07)             $(0.19)
                                                                      ================     ===============
           Assuming full dilution:                                            $(0.07)             $(0.19)
                                                                      ================     ===============

       WEIGHTED AVERAGE NUMBER
             OF SHARES OUTSTANDING
           Primary:                                                         8,821,000           7,020,000
                                                                      ================     ===============
           Assuming full dilution:                                          8,821,000           7,020,000
                                                                      ================     ===============




See accompanying notes to the condensed consolidated financial statements.


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)

                                                                             1997                 1996
                                                                     -----------------       ---------------
        CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                                         $(648,022)          $(1,231,764)
          Adjustments to reconcile net loss to net cash
                used in operating activities:
            Depreciation and amortization                                     338,243               206,017
            Provision for uncollectible accounts                               59,000               237,500
            Decrease in accounts receivable                                 1,030,368               894,449
            Increase in notes receivable                                    (517,300)             (141,544)
            Decrease (increase) in inventory                                  139,509           (1,057,949)
            Increase in accounts payable                                       79,945               477,377
            Decrease in accrued liabilities                                 (248,163)             (302,663)
            Decrease (increase) in income tax assets                          165,499             (882,911)
            Other                                                           (425,184)                38,680
                                                                     -----------------       ---------------


        NET CASH USED IN OPERATING ACTIVITIES                                (26,105)           (1,762,808)

        CASH FLOWS FROM INVESTING ACTIVITIES
          Purchases of property and equipment                               (191,780)             (197,578)
                                                                     -----------------       ---------------

        CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from exercise of stock options                              25,988                31,232
          Repayments of notes payable                                               -             (799,100)
          Repayments of notes payable - officer                                     -             (465,000)
          Repayments of capital lease obligation                             (49,174)                     -
          Proceeds from issuance of preferred stock, net                            -             5,389,029
                                                                     -----------------       ---------------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  (23,186)             4,156,161
                                                                     -----------------       ---------------

        INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                                       (241,071)             2,195,775

        CASH AND CASH EQUIVALENTS,
          BEGINNING OF PERIOD                                               2,003,501             1,598,339
                                                                     -----------------       ---------------

        CASH AND CASH EQUIVALENTS, END OF PERIOD                           $1,762,430            $3,794,114
                                                                     =================       ===============


See accompanying notes to the condensed consolidated financial statements.


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               Three Month Periods Ended March 31, 1997 and 1996


NOTE 1    BASIS OF PRESENTATION

          The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (the Company) as of March 31, 1997, and for the three-month periods ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.
          Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.


NOTE 2    PER SHARE INFORMATION

          Net loss per common share is computed using the weighted average number of common shares, commitments to issue common shares and common share equivalents outstanding during each period. Common share equivalents include options and warrants to purchase Common Stock and are included in the computation using the treasury stock method if they would have a dilutive effect. Fully diluted loss per share for the three months ended March 31, 1997 was anti-dilutive and therefore is the same as primary loss per share. In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per
          Share," was issued establishing new standards for computing and presenting earnings per share. The historical measures of earnings per share (primary and fully diluted) are replaced with two new computations of earnings per share (basic and diluted). The Company will adopt SFAS 128 as of December 31, 1997. Loss per share, on a pro forma basis, for the three month-periods ended March 31, 1997 and 1996, computed pursuant to the provisions of SFAS 128, would have been as follows:

                                                   1997                  1996
                                                   ----                  ----

          Basic loss per share                   ($ 0.07)              ($ 0.18)

          Diluted loss per share                 ($ 0.07)              ($ 0.18)


NOTE 3    INVENTORIES

          Inventories, which consist primarily of laser systems, parts and components, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories at March 31, 1997 and December 31, 1996 are summarized as follows:

                                          March 31, 1997     December 31, 1996
                                          --------------     -----------------

          Raw materials                     $2,173,818            $2,008,610
          Work-in-process                      214,655               448,906
          Finished goods                       582,523               664,646
          Test equipment-clinical trials       218,398               206,741
                                            ----------            ----------
                                            $3,189,394            $3,328,903
                                            ==========            ==========

NOTE 4    BUSINESS COMBINATIONS

          LaserSight Centers Incorporated (Centers)
          -----------------------------------------

          In March 1997, the Company amended the purchase and royalty agreements related to the 1993 acquisition of Centers. The amended purchase agreement provided for the Company to issue 625,000 unregistered common shares (valued at $3,320,321) with 600,000 additional shares contingently issuable based upon future operating profits. This replaces the provision calling for 1,265,333 contingently issuable shares based on cumulative revenues or other future events and the uncertainties associated therewith. The amended royalty agreement reduces the royalty from $86 to $43 per refractive procedure and delays the obligation to pay such royalties until the sooner of five years or the issuance of all contingently issuable shares as described above.


NOTE 5    COMMITMENTS AND CONTINGENCIES

          Patent Agreement
          ----------------

          In February 1997, the Company entered into an agreement with International Business Machines Corporation (IBM) which provides for LaserSight to acquire certain IBM patents relating to ultraviolet light ophthalmic products and procedures for ultraviolet ablation for $14,900,000 on or before July 1, 1997.

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


NOTE 6    SUBSEQUENT EVENT

          Financing
          ---------

          On April 1, 1997, the Company entered into a loan agreement with Foothill Capital Corporation for a loan of up to $8 million, consisting of a term loan in the amount of $4 million and a revolving loan in an amount of 80% of the eligible receivables of LaserSight Technologies, but not in excess of $4 million. The term loan bears interest at an annual rate of 12.50% and requires repayment of principal in monthly installments of $1.33 million beginning on May 1, 1998. The revolving loan bears interest at a variable annual rate of 1.50% above the base rate of Norwest Bank Minnesota. The $4 million maximum amount of the revolving loan declines by $1.33 million per month beginning on August 1, 1998. In connection with the loan, the Company paid an origination fee of $150,000 and issued warrants to purchase 500,000 shares of Common Stock. The warrants are exercisable at any time from April 1, 1998 through April 1, 2002 at an exercise price per share of $6.0667. Subject to certain conditions based on the market price of the Common Stock, up to half of the warrants are eligible for repurchase by the Company. Any warrants that remain outstanding and unexercised on April 1, 2002 are subject to mandatory repurchase by the Company at a price of $1.50 per warrant. The loan is secured by a pledge of substantially all of the Company's accounts receivable and other assets. The terms of the financing agreement contain financial covenants with respect to, among other things, current ratio, laser system sales, revenue, earnings before interest, taxes, depreciation and amortization (EBITDA), and capital expenditures.

          The Company used a portion of the net proceeds of the term loan to pay in full the balance due under its note to the former owners of MEC Health Care, Inc., a wholly owned subsidiary of the Company acquired in October 1995.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Net Sales. The following tables present the Company's net sales by major operating segments: technology products and services and health care services for the three month periods ended March 31, 1997 and 1996.

                                        For the Three-Month                           For the Three-Month
                                            Period Ended                                 Period Ended
                                           March 31, 1997                                March 31, 1996
                                           --------------                                --------------
                                                                       Percent
                                   Net Sales         % of Total        Change       Net Sales      % of Total
                                   ---------         ----------        ------       ---------      ----------

Technology                       $ 3,553,844            55 %            79 %       $ 1,984,350        43 %
Health care services               2,964,298            45 %             9 %         2,724,897        60 %
Intercompany revenues                     --              --                          (125,609)       (3 %)
                                 -----------                                       -----------      -------

Total net sales                  $ 6,518,142            100 %           42 %       $ 4,583,638       100 %
                                 ===========           ======                      ===========      ======


Net sales in the first quarter of 1997 were $6,518,142 compared to $4,583,638 (for an increase of $1,934,504) over the same period in 1996. The increase in health care services revenue was attributed to increased revenues generated by MEC Health Care, Inc. (MEC) and revenues generated by LSI Acquisition, Inc., which manages the ophthalmic practice known as Northern New Jersey Eye Institute (NNJEI), the assets of which were acquired on July 3, 1996, partially offset by a substantial reduction in revenues generated by The Farris Group. Net sales for The Farris Group in the first quarter of 1997 were $231,878 compared to $1,208,967 (for a decrease of $977,089) over the same period in 1996. This decrease was due primarily to a reduction in consulting services provided and was accompanied by a $645,229 reduction in expenses. The increase in technology revenues was attributed to increased sales of the Company's LaserScan-2000 and LS-300 excimer laser systems in overseas markets. Fifteen laser systems were sold in the first quarter of 1997 compared to seven systems, net of returns, sold over the same period in 1996. There were no system returns during the first quarter of 1997. In addition, due to competitive pressures in certain markets and the Company's sales, during 1997, of the lower priced LS 300 model, the average sales price per system declined from average levels during the same period in 1996.

Cost of Goods Sold; Gross Profits. The following tables present a comparative analysis of cost of goods sold, gross profit and gross profit margins for the three month periods ended March 31, 1997 and 1996.

                           For the Three-Month               For the Three-Month
                               Period Ended        Percent        Period Ended
                              March 31, 1997        Change       March 31, 1996
                          --------------------      ------     -----------------

Cost of goods sold           $ 1,043,798              65 %         $  634,047
Provider payments              1,404,896              50 %            934,958
Gross profit                   4,069,448              35 %          3,014,633
Gross profit percentage               62 %                                 66 %
Technology related only:
Gross profit                     2,510,046           86%           1,350,303
Gross profit percentage                 71 %                              68 %


Gross profit margins were 62% of net sales in the first quarter of 1997 compared to 66% for the same period in 1996. The gross profit margin decrease was primarily attributed to (i) the decrease in revenues generated by The Farris Group, which has no associated cost of sales, (ii) a lower average sales price for laser systems sold in 1997, and (iii) a decrease in the gross profit percentage of MEC, which operated at a gross profit percentage of 27% during the three month period ended March 31, 1997, compared to 33% over the same period in 1996. The decrease in revenues generated by The Farris Group was partially offset by revenues generated by NNJEI.

Research, Development and Regulatory Expense. The following tables present a comparative analysis of research, development and regulatory expenses for the three month periods ended March 31, 1997 and 1996.

                           For the Three-Month               For the Three-Month
                               Period Ended        Percent        Period Ended
                              March 31, 1997       Change        March 31, 1996
                          ---------------------    ------     ------------------

Research, development
 and regulatory                 $ 362,204          (51 %)          $ 736,132

As a percentage of
 technology net sales                  10%                                37 %


Research, development and regulatory expenses for the three month period ended March 31, 1997, were $362,204, a decrease of $373,928, or 51% from such expenditures during the same period in 1996. This decrease was the result of project prioritization which began in the second quarter of 1996 and due to a large percentage of the total cost of developing the new "CeraLase" ceramic laser head to be utilized in the Company's new LaserScan LSX laser system being incurred during the first quarter of 1996. Continued research, development and regulatory expenses can primarily be attributed to ongoing research and development of new refractive laser systems, including development of the LaserScan LSX and refinements to the LaserScan 2000, and continued software development for the excimer lasers. Regulatory expenses have changed minimally since 1996 but are expected to increase in 1997 as a result of the Company's continuation of current FDA clinical trials and the development of additional future protocols for submission to the FDA.

Selling, General and Administrative Expenses. The following tables present a comparative analysis of selling, general and administrative expenses for the three month periods ended March 31, 1997 and 1996.


                           For the Three-Month               For the Three-Month
                               Period Ended        Percent       Period Ended
                              March 31, 1997       Change       March 31, 1996
                          --------------------     -------    ------------------

Selling, general and
 administrative               $ 4,342,987             4 %         $ 4,186,597

 Percentage of net sales               67%                                 91 %

Selling, general and administrative expenses increased by $156,390 for the first quarter of 1997 compared to the same period in 1996. The primary reasons for these increases include increased employment and other operating costs as a result of the acquisition of NNJEI in July 1996, the growth of MEC, and a general increase in personnel and costs necessary to fund the strategic initiatives of the Company and the development of its products and services. Additionally, certain significant expenses correlate directly with the increase in revenues over the prior year period, including sales commissions and warranty costs. These increases in operating costs were partially offset by a substantial reduction in the operating costs of The Farris Group. Legal and accounting expenditures continue to be incurred as a result of ongoing regulatory filings, general corporate issues, litigation and patent issues.

Loss From Operations. There was an operating loss of $635,743 in the first quarter of 1997 compared to an operating loss of $1,908,096 for the same period in 1996. The improvement in operating results can be attributed primarily to increased sales of the Company's laser systems and the profitability of MEC and NNJEI, partially offset by the loss incurred by The Farris Group.

Other Income and Expense. Interest income was $97,364 in the first quarter of 1997 compared to $54,746 for the same period in 1996. Interest income was earned from the Company's cash deposits, short-term investments and long-term receivables related to laser system sales. Interest expense was $59,643 in the first quarter of 1997 compared to $26,364 for the same period in 1996. Interest expense incurred by the Company related primarily to the notes payable to the former owner of The Farris Group (1996 only) and to the former owners of MEC, and a capital lease related to the assets of NNJEI. During the first quarter of 1997, the Company incurred a charge to earnings of $50,000 related to the settlement of litigation.

Income Taxes. For the three months ended March 31, 1997, the Company recorded no income tax benefit or expense compared to an income tax benefit of $647,950 for the same period in 1996. The lack of income tax benefit for the first quarter of 1997 has been based on the lack of availability of loss carrybacks.

Net Loss. Net loss for the first quarter of 1997 was $648,022 compared to a net loss of $1,231,764 for the same period in 1996. The improvement can be attributed primarily to increased sales of the Company's laser systems and the continued profitability of the Company's subsidiaries MEC and NNJEI as previously described for the first quarter of 1997, partially offset by a loss at The Farris Group.

Loss per Share. The Company's loss per primary and fully diluted share decreased to ($0.07) for the first three months of 1997 compared to ($0.19) in 1996. The decrease is attributable to the decrease in the net loss for the quarter ended March 31, 1997 over the same period in 1996. Weighted average shares outstanding increased from the first quarter of 1996 as a result of the conversion into Common Stock of 108 of the 116 shares of convertible Preferred Stock issued in January 1996, the exercise of warrants and options, the issuance of shares in conjunction with the acquisition of NNJEI and the March 1997 amendment to the purchase agreement related to LaserSight Centers.


Liquidity and Capital Resources
-------------------------------

Working capital decreased $1,103,452 from $10,020,801 at December 31, 1996 to $8,917,349 as of March 31, 1997. This decrease in working capital resulted primarily from the loss from operations and the purchase of property and equipment.

Operating activities used net cash of $26,105 during the first three months of 1997, compared to $1,762,808 of net cash used during the same period in 1996. This decrease in primarily attributable to a first quarter 1997 net loss of $648,022 compared to a net loss of $1,231,764 for the same period in 1996. Other factors resulting in this decrease include a decrease in net receivables and income taxes recoverable, partially offset by an increase in notes receivable. The Company used $191,780 in cash from investing activities during the first quarter of 1997 compared to $197,578 over the same period in 1996. Net cash used in investing activities during the first quarter of 1997 can be primarily attributed to the purchase of office and computer equipment. Net cash used in financing activities during the first quarter of 1997 was $23,186, consisting of net proceeds from the exercise of stock options and costs relating to the repayment of the capital lease obligation. That compares to cash provided by financing activities in the first three months of 1996 of $4,156,161, consisting of net proceeds from the sale of common and preferred stock totaling $5,420,261 net of a repayment of $1,264,100 in notes payable.

The Company believes that its balances of cash and cash equivalents along with operating cash flows and the proceeds of the Foothill financing will be sufficient to fund its anticipated working capital requirements for the next twelve month period based on modest growth and anticipated collection of receivables. A failure to collect timely a material portion of current receivables could have a material adverse effect on the Company liquidity. The Company, which implemented more stringent sales criteria during 1996, may from time to time reassess its credit policy and the terms it will make available to individual customers. As a result of a growing presence in a number of countries and continued acceptance of the Company's laser systems, the Company intends to internally finance a proportionately smaller number of sales over periods exceeding eighteen months than in 1996 and preceding years. There can be no assurance as to the terms or amount of third-party financing, if any, that the Company's customers may obtain in the future. The Company is placing greater emphasis on the terms and collection timing of future sales.

The Company expects to increase the level of manufacturing and distribution of its medical lasers for international sales and to continue a variety of research and development activities on its excimer and solid-state laser systems over the next twelve months and it is anticipated that such research and development, manufacturing and selling-related expenditures will be the most significant technology-related expenses in the foreseeable future. In addition, the Company expects to aggressively pursue vision managed care contracts with HMOs, insurers and employer groups during the next 12 months. The Company anticipates that such efforts will be the most significant health care service-related expenses in the foreseeable future.

The Company is receptive to joint venture discussions with compatible companies for the development and operation in international markets of surgical centers that will utilize the Company's products or provide synergies to the development of managed networks. In addition to cash contributions that may be available from joint venture partners, the Company is also seeking complementary strengths and other synergies that may provide strategic advantages. The Company has no present commitments for joint venture relationships, and no assurance can be given that any such relationship will be secured on terms satisfactory to the Company.


UNCERTAINTIES AND OTHER ISSUES

The Company's business, results of operations and financial conditions may also be affected by a variety of factors, including the ones noted below and under the same caption in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


Company-Related Uncertainties
-----------------------------

Operating Results. The Company incurred losses of $4,074,369 and $648,022 during 1996 and the first quarter of 1997, respectively. In addition, although the Company achieved profitability in 1995 and 1994, the Company incurred losses in 1991 through 1993. As of March 31, 1997, the Company had an accumulated deficit of $5,260,852. There can be no assurance that the Company can regain or sustain profitability.

Receivables. At March 31, 1997, the Company's trade accounts and notes receivable aggregated approximately $10,666,000 net of total allowances for collection losses and returns of approximately $1,566,000. Accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, aggregated approximately $1,509,000 at March 31, 1997. Exposure to collection losses on technology-related receivables is principally dependent on its customers' ongoing financial condition and their ability to generate revenues from the Company's laser systems. The Company's ability to evaluate the financial condition of prospective customers located outside of the United States is generally more limited than for customers located in the United States. The Company monitors the status of its receivables and maintains a reserve for estimated losses. The Company's operating history has been relatively short. There can be no assurance that the current reserves for estimated losses ($1,409,000 at March 31, 1997) will be sufficient to cover actual write-offs over time. Actual write-offs that materially exceed amounts reserved could have a material adverse effect on the Company's consolidated financial condition and results of operations.

Possible Additional Capital. The Company is exploring alternative sources of capital to fund its product development activities, to fund the $14.9 million purchase price for its purchase of certain patents from IBM, to consummate future strategic acquisitions, and to accelerate its implementation of managed care strategies. Except for the asset-backed financing of up to $8 million from Foothill, which closed on April 1, 1997, and allowed the Company to repay its obligation to the former owners of MEC, the Company has no present commitments to obtain such capital, and no assurance can be given that the Company will be able to obtain additional capital on terms satisfactory to the Company. To the extent that future financing requirements are satisfied through the sale of equity securities, holders of Common Stock may experience significant dilution in earnings per share and in net book value per share. The Foothill financing or other debt financing could result in a substantial portion of the Company's cash flow from operations being dedicated to the payment of principal and interest on such indebtedness and may render the Company more vulnerable to competitive pressures and economic downturns.


Technology-Related Uncertainties
--------------------------------

New Products. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of its new LaserScan LSX excimer laser and other new products and enhancements, or that its new products and enhancements will be accepted in the marketplace. As is typical in the case of new and rapidly evolving industries, demand and market acceptance for recently introduced technology and products are subject to a high level or uncertainty. In addition, announcements of currently planned or other new product offerings may cause customers to defer purchasing existing Company products.

                           PART II - OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          Pillar Point Partners
          ---------------------

          On March 25, 1997, the Company entered into an agreement with Pillar Point Partners and each co-plaintiff to resolve this litigation. Under the agreement, Pillar Point Partners and each co-plaintiff granted a release from liability under any of their patents for certain of the Company's ultraviolet laser corneal surgery systems and any service or procedure performed with such systems before the effective date of the agreement. The Company paid a nominal fee in April 1997 and agreed to notify Pilllar Point Partners and the co-plaintiffs before LaserSight begins manufacturing or selling in the United States in the future. The action was dismissed without prejudice in the United States District Court for the District of Delaware on March 26, 1997.

          Certain other legal  proceedings  against the Company are described in
          Item 3 (Legal Proceedings) of the Company's Form 10-K for the year ended December 31, 1996.


ITEM 2    CHANGES IN SECURITIES

          a)  Not applicable.

          b)  Not applicable.

          c) During the first quarter ended March 31, 1997, the Company has sold or issued the following unregistered securities:

          In March 1997, the Company, pursuant to an amendment to a previously-reported 1993 acquisition agreement, issued 624,991 shares of Common Stock to the former shareholders and former optionholders of LaserSight Centers Incorporated.

          The shares were issued in reliance on Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"). The 16 former LaserSight Centers shareholders and optionholders were either accredited investors or represented by purchaser representatives as defined in Regulation D. The Company has filed a Form D. The issuance and sale of all of such shares was also intended to be exempt from registration under the Securities Act by virtue of Section 4(2) thereof due to, among other things, (i) the limited number of persons to whom the shares were issued, (ii) the distribution of disclosure documents to all investors, (iii) the sophistication of the investors or their representatives, (iv) the fact that each such person represented and warranted to the Company, among other things, that such person was acquiring the shares for investment only and not with a view to the resale or distribution thereof, and (v) the fact that certificates representing the shares were issued with a legend to the effect that such shares had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom.


ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5    OTHER INFORMATION

          Not applicable.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits


                                  EXHIBIT INDEX
                                  -------------

Exhibit 2 - Plans of Acquisition, Reorganization

2.1       See Exhibits 10.3, 10.8, 10.10, 10.19, 10.26, 10.29 and 10.30.

Exhibit 4 - Instruments Defining the Rights of Security Holders

4.1 Instruments defining the rights of security holders are set forth in the Articles of Incorporation, as amended, and are incorporated herein by reference from 8-A/A filed January 18, 1996.

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



---------------------
*        Incorporated herein by reference.  File No. 0-19671

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

10.13 LaserSight Incorporated 1995 Stock Option Plan (filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1995*).

10.14 Consulting Agreement dated November 1, 1996 by and between LaserSight Technologies, Inc. and Emanuela Dobrin-Charlton (filed as Exhibit
          10.14 to the Company's Form 10-K for the year ended December 31, 1996*).

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



-------------------
*        Incorporated herein by reference.  File No. 0-19671.

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

10.31     Amendment to Asset  Purchase  Agreement  dated June 17, 1996 (filed as
          Exhibit 2 (vii) to the Company's Form 8-K dated July 18, 1996*).

10.32 Agreement dated August 12, 1996 to amend Agreement and Plan of Merger by and among LaserSight Incorporated, Mark B. Gordon, O.D. and Howard
          M. Levin, O.D. (filed as Exhibit 10.32 to the Company's Form 10-K for the year ended December 31, 1996*).

10.33 Agreement dated October 30, 1996 to amend Agreement and Plan of Merger by and among LaserSight Incorporated, Mark B. Gordon, O.D. and Howard
          M. Levin, O.D. (filed as Exhibit 10.33 to the Company's Form 10-K for the year ended December 31, 1996*).

10.34 Agreement dated January 8, 1997 to amend Agreement and Plan of Merger by and among LaserSight Incorporated, Mark B. Gordon, O.D. and Howard
          M. Levin, O.D. (filed as Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 1996*).



-------------------
*        Incorporated herein by reference.  File No. 0-19671.

10.35 Agreement dated September 18, 1996 between David T. Pieroni and LaserSight Incorporated (filed as Exhibit 10.35 to the Company's Form 10-K for the year ended December 31, 1996*).

10.36 Agreement dated December 17, 1996 between Public Company Publishing, Inc., Samuel S. Duffey and LaserSight Incorporated (filed as Exhibit
          10.36 to the Company's Form 10-K for the year ended December 31, 1996*).

10.37 Agreement dated January 1, 1997, between International Business Machines Corporation and LaserSight Incorporated (filed as Exhibit
          10.37 to the Company's Form 10-K for the year ended December 31, 1996*).

10.38 Addendum dated March 7, 1997 to Agreement between International Business Machines Corporation and LaserSight Incorporated (filed as
          Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996*).

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

10.41     Employment   Agreement   dated  September  16,  1996  by  and  between
          LaserSight Incorporated and Richard L. Stensrud.

11        Statement of Computation of Per Share Earnings.

27        Financial Data Schedule.



-------------------
*        Incorporated herein by reference.  File No. 0-19671.

          b) Reports on Form 8-K

          On February 25, 1997, the Company filed with the Commission a Current Report on Form 8-K regarding the press release issued by the Company dated February 20, 1997, reporting an agreement between LaserSight Incorporated and International Business Machines Corporation.

          On March 18, 1997, the Company filed with the Commission a Current Report on Form 8-K regarding the press release dated March 18, 1997, reporting 1996 year-end results.

          On March 27, 1997, the Company filed with the Commission a Current Report on Form 8-K regarding amendments to agreements between LaserSight Incorporated and LaserSight Centers Incorporated and Laser Partners.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LaserSight Incorporated




Dated:      May 9, 1997                      By:    /s/ Michael R. Farris
     ------------------------                    -------------------------
                                                  Michael R. Farris,
                                                  Chief Executive Officer



Dated:     May 9, 1997                       By:    /s/ Gregory L. Wilson
      ----------------------                     --------------------------
                                                  Gregory L. Wilson,
                                                  Chief Financial Officer