Form 10-Q
period 1997-06-30
LASERSIGHT INC /DE
filed 1997-08-14
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1997.

                                                         or

[ ]  Transition  Report  Pursuant  to  Section  13  or  15(d) of the  Securities
     Exchange   Act  of   1934.   For   the   Transition   period   from
                                    to                                   .
     ------------------------------    ----------------------------------


Commission File Number:  0-19671

                             LASERSIGHT INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                          65-0273162
         --------                                          ----------
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

         The Number of shares of the registrant's Common Stock outstanding as of August 13, 1997 is 9,973,672.

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

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996

                  Condensed Consolidated Statements of Operations for the Three Month Periods and Six Month Periods Ended June 30, 1997 and 1996

                  Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 1997 and 1996

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

         Item 4.     Submission of  Matters to a Vote of Security Holders

         Item 5.     Other Information

         Item 6.     Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                        June 30,        December 31,
                                                                                          1997              1996
                                                                                     ---------------    --------------
CURRENT ASSETS                                            ASSETS                       (Unaudited)
  Cash and cash equivalents                                                              $3,091,169        $2,003,501
  Accounts receivable - trade, net                                                        3,709,153         5,458,153
  Notes receivable - current portion, net                                                 3,616,510         3,159,575
  Inventories                                                                             3,685,758         3,328,903
  Deferred tax assets                                                                       570,296           667,998
  Income taxes recoverable                                                                   61,118           803,154
  Other current assets                                                                      313,985           221,922
                                                                                     ---------------    --------------
                                                     TOTAL CURRENT ASSETS                15,047,989        15,643,206

Notes receivable, less current portion, net                                               3,228,939         2,620,375
Property and equipment, net                                                               2,092,317         1,936,220
Deferred financing costs, net                                                               490,053                 -
Goodwill, net                                                                            15,014,710        12,099,032
Other assets, net                                                                         2,111,204         1,951,380
                                                                                     ---------------    --------------
                                                                                        $37,985,212       $34,250,213
                                                                                     ===============    ==============


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                       $2,505,703        $2,216,792
  Note payable                                                                            4,000,000                 -
  Discount on notes payable                                                               (402,778)                 -
  Note payable - related party                                                                    -         1,000,000
  Current portion of capital lease obligation                                               218,222           206,139
  Accrued expenses                                                                        1,083,623           764,084
  Accrued commissions                                                                     1,203,635         1,214,235
  Dividends payable                                                                               -            39,000
  Other current liabilities                                                                  65,018           182,155
                                                                                     ---------------    --------------
                                                  TOTAL CURRENT LIABILITIES               8,673,423         5,622,405

Refundable deposits                                                                         206,000           240,000
Accrued commissions, less current portion                                                   419,496           309,656
Deferred income taxes                                                                       570,296           667,998

Long-term obligations                                                                     1,029,652           641,623

Commitments and contingencies

Stockholders' equity:
 Convertible preferred stock - par value $.001 per share;  authorized 10,000,000 shares; 0 and 8 issued and outstanding at June 30, 1997 and
   December 31, 1996, respectively                                                                -                 -
 Common stock - par value $.001 per share; authorized 20,000,000 shares;
   9,599,107 and 8,454,266 shares issued at June 30,1997 and December 31,
   1996, respectively                                                                         9,599             8,454
 Additional paid-in capital                                                              36,552,817        30,080,560
 Obligation to issue common stock                                                                 -         3,065,056
 Stock subscription receivable                                                          (1,140,000)       (1,140,000)
 Accumulated deficit                                                                    (7,703,362)       (4,612,830)
 Less treasury stock, at cost;  170,200 common shares                                     (632,709)         (632,709)
                                                                                     ---------------    --------------
                                                                                         27,086,345        26,768,531
                                                                                     ---------------    --------------
                                                                                        $37,985,212       $34,250,213
                                                                                     ===============    ==============


   See accompanying notes to the condensed consolidated financial statements.





                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended                        Six Months Ended
                                                        June 30,                                 June 30,
                                          -------------------------------------     ------------------------------------
                                               1997                 1996                 1997                1996
                                          ---------------      ----------------     ----------------    ----------------

REVENUES, Net                                 $5,408,572            $5,992,612          $11,926,714         $10,576,250

COST OF SALES                                    821,705               830,498            1,865,503           1,464,545
PROVIDER PAYMENTS                              1,415,343               994,538            2,820,239           1,929,496
                                          ---------------      ----------------     ----------------    ----------------

GROSS PROFIT                                   3,171,524             4,167,576            7,240,972           7,182,209

RESEARCH, DEVELOPMENT AND REGULATORY
  EXPENSES                                       550,427               311,490              912,631           1,047,622

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                     4,565,185             3,907,671            8,908,172           8,094,268
                                          ---------------      ----------------     ---------------     ----------------

LOSS FROM OPERATIONS                         (1,944,088)              (51,585)          (2,579,831)         (1,959,681)

OTHER INCOME AND EXPENSES
  Interest and dividend income                   100,507                35,168              197,871              89,914
  Interest expense                             (368,529)              (21,224)            (428,172)            (47,588)
  Other                                        (230,400)                    --            (280,400)                  --
                                          ---------------      ----------------     ----------------    ----------------

NET LOSS BEFORE INCOME TAXES                 (2,442,510)              (37,641)          (3,090,532)         (1,917,355)

INCOME TAX BENEFIT                                    --              (12,701)                   --           (660,651)
                                          ---------------      ----------------     ----------------    ----------------

NET LOSS                                    ($2,442,510)             ($24,940)         ($3,090,532)        ($1,256,704)
                                          ===============      ================     ================    ================

LOSS PER COMMON SHARE

  Primary:                                       ($0.26)               ($0.02)              ($0.34)             ($0.22)
                                          ===============      ================     ================    ================
  Assuming full dilution:                        ($0.26)               ($0.02)              ($0.34)             ($0.22)
                                          ===============      ================     ================    ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING
  Primary:                                     9,381,000             7,051,000            9,103,000           7,035,000
                                          ===============      ================     ================    ================
  Assuming full dilution:                      9,424,000             7,089,000            9,176,000           7,084,000
                                          ===============      ================     ================    ================


      See accompanying notes to condensed consolidated financial statements



                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                                                  1997                   1996
                                                                            ------------------     ------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                                      $ (3,090,532)          $ (1,256,704)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                       966,793                425,877
  Decrease (increase) in accounts and notes receivable                                683,501                  (700)
  Increase in inventories                                                           (448,155)              (938,006)
  Increase in accounts payable                                                        288,911                160,156
  Increase (decrease) in accrued liabilities                                          418,779              (196,879)
  Decrease (increase) in income tax assets                                            742,036              (930,911)
  Other                                                                             (336,414)                (3,339)
                                                                            ------------------     ------------------

NET CASH USED IN OPERATING ACTIVITIES                                               (775,081)            (2,740,506)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment, net                                          (350,593)              (246,863)
  Purchase of managed care contract                                                 (150,000)                     --
                                                                            ------------------     ------------------

NET CASH USED IN INVESTING ACTIVITIES                                               (500,593)              (246,863)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                              49,088                 46,940
  Proceeds from issuance of notes payable, net                                      3,414,142                     --
  Repayments of notes payable - related party                                     (1,000,000)              (799,100)
  Repayments of notes payable - officer                                                    --              (465,000)
  Repayments of capital lease obligation                                             (99,888)                     --
  Proceeds from issuance of preferred stock, net                                           --              5,342,151
                                                                            ------------------     ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           2,363,342              4,124,991
                                                                            ------------------     ------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                               1,087,668              1,137,622

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                               2,003,501              1,598,339
                                                                            ------------------     ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 3,091,169            $ 2,735,961
                                                                            ==================     ==================


   See accompanying notes to the condensed consolidated financial statements.


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 Six Month Periods Ended June 30, 1997 and 1996

NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (the Company) as of June 30, 1997, and for the three month periods and six month periods ended June 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2   PER SHARE INFORMATION

         Net loss per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include options and warrants to purchase Common Stock and are included in the computation using the treasury stock method if they would have a dilutive effect. Fully diluted loss per share for the three and six month periods ended June 30, 1997 were anti-dilutive and therefore, except for the impact of Preferred Stock converted to Common Stock during the period, are the same as primary loss per share.

         In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," was issued establishing new standards for computing and presenting earnings per share. The historical measures of earnings per share (primary and fully diluted) are replaced with two new computations of earnings per share (basic and diluted). The Company will adopt SFAS 128 as of December 31, 1997. Loss per share, on a pro forma basis, for the three and six month-periods ended June 30, 1997 and 1996, computed pursuant to the provisions of SFAS 128, would have been as follows:

                                      Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                           --------                --------
                                      1997        1996         1997        1996
                                      ----        ----         ----        ----

         Basic loss per share       ($0.26)     ($0.02)      ($0.34)     ($0.20)

         Diluted loss per share     ($0.26)     ($0.02)      ($0.34)     ($0.20)

NOTE 3   INVENTORIES

         Inventories, which consist primarily of laser systems, parts and components, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories at June 30, 1997 and December 31, 1996 are summarized as follows:

                                           June 30, 1997      December 31, 1996
                                           -------------      -----------------

         Raw materials                       $2,148,958            $2,008,610
         Work-in-process                        283,760               448,906
         Finished goods                         920,900               664,646
         Test equipment-clinical trials         332,140               206,741
                                                -------               -------
                                             $3,685,758            $3,328,903
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

         The agreement provides for IBM to transfer to the Company all of IBM's rights under its patent license agreements with certain licensees. Subject to the closing of the transaction, the Company will be entitled to receive all royalties accrued on or after January 1, 1997, under such patent license agreements.

         An escrow agreement between IBM and the Company was negotiated and executed in March 1997, upon which the Company placed a $1 million deposit of its common stock into escrow. If the transaction does not close by August 31, 1997, IBM may terminate the agreement. In such event, the Company's sole obligation is to deliver from the escrow or otherwise its common stock and/or cash with a value of $1 million. The transaction is subject to the Company's arrangements for payment of the purchase price.

NOTE 6   FINANCING

         On April 1, 1997, the Company entered into a loan agreement with Foothill Capital Corporation (FCC) for a loan of up to $8 million, consisting of a term loan in the amount of $4 million and a revolving loan in an amount of 80% of the eligible receivables of LaserSight Technologies, but not in excess of $4 million. The term loan bears interest at an annual rate of 12.50% and requires repayment of principal in monthly installments of $1.33 million beginning on May 1, 1998. The revolving loan bears interest at a variable annual rate of 1.50% above the base rate of Norwest Bank Minnesota. The $4 million maximum amount of the revolving loan declines by $1.33 million per month beginning on August 1, 1998. In connection with the loan, the Company paid an origination fee of $150,000 and issued warrants to purchase 500,000 shares of Common Stock. The warrants are exercisable at any time from April 1, 1998 through April 1, 2002 at an exercise price per share of $6.0667. Subject to certain conditions based on the market price of the Common Stock, up to half of the warrants are eligible for repurchase by the Company. Any warrants that remain outstanding and unexercised on April 1, 2002 are subject to mandatory repurchase by the Company at a price of $1.50 per warrant. The warrants are classified as long-term obligations at June 30, 1997. The loan is secured by a pledge of substantially all of the Company's accounts receivable and other assets. The terms of the financing agreement contain financial covenants with respect to, among other things, current ratio, laser system sales, revenue, earnings before interest, taxes, depreciation and amortization (EBITDA), and capital expenditures. Due to the operating results of the quarter ended June 30, 1997, certain financial covenants have been waived by FCC for the three months ended June 30, 1997. The Company is in the process of working with FCC to revise the covenants.

         The Company used a portion of the net proceeds of the term loan to pay in full the balance due under its note to the former owners of MEC Health Care, Inc., a wholly owned subsidiary of the Company acquired in October 1995.

NOTE 7   SUBSEQUENT EVENT

         In July 1997, the Company acquired the rights to a Pre-Market  Approval
         (PMA) application filed with the Food and Drug Administration (FDA) for a laser to perform Laser In-Situ Keratomileusis (LASIK), a refractive surgery alternative to surface Photorefractive Keratectomy (PRK) from Photomed, Inc. In addition, the Company purchased from a shareholder of Photomed, Inc. U.S. patent number 5,586,980 for a microkeratome, the instrument necessary to create the corneal "flap" in the LASIK procedure. The Company issued a combination of 535,515 unregistered shares of Common Stock and $333,300 as consideration for the PMA application and the microkeratome patent. The seller will also receive a percentage of any licensing fees or sale proceeds related to the patent. If the FDA approves the PMA so as to allow the Company to commercialize a laser to perform LASIK in the U.S., the Company will pay an additional $1.75 million. If such FDA approval is not obtained by July 29, 1998, the Company has the option to unwind the PMA transaction and receive from Photomed, Inc. 274,285 shares of the Company's Common Stock. Additionally, if the FDA approves the use of the laser for the treatment of hyperopia (farsightedness), the Company will pay unregistered Common Stock valued at $1 million. If the Company's scanning laser is approved by the FDA for commercial sale in the United States on or before April 1, 1998, the Company will pay $1,000,000. Approval after such date will result in lesser payments until January 1, 1999, when no payment will be required.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net Sales. The following tables present the Company's net sales by major operating segments: technology products and services and health care services for the three and six month periods ended June 30, 1997 and 1996.

                             For the Three Month           For the Three Month
                                 Period Ended                  Period Ended
                                 June 30, 1997                 June 30, 1996
                                 -------------                 -------------

                           Net Sales    % of Total       Net Sales    % of Total
                           ---------    ----------       ---------    ----------

Technology                $2,130,698           39%      $3,479,057           58%
Health care services       3,277,874           61%       2,622,753           44%
Intercompany revenues             --            --       (109,198)          (2%)
                        ------------         -----      ----------         -----

Total net sales           $5,408,572          100%      $5,992,612          100%
                        ============         =====      ==========         =====


                             For the Six Month             For the Six Month
                                Period Ended                  Period Ended
                                June 30, 1997                 June 30, 1996
                                -------------                 -------------

                           Net Sales    % of Total       Net Sales    % of Total
                           ---------    ----------       ---------    ----------

Technology                $5,684,543           48%      $5,463,407           52%
Health care services       6,242,171           52%       5,347,650           51%
Intercompany revenues             --            --       (234,807)          (3%)
                          ----------         -----       ---------         -----

Total net sales          $11,926,714          100%     $10,576,250          100%
                         ===========         =====     ===========         =====

Net sales in the second quarter of 1997 were $5,408,572, compared to $5,992,612 (for a decrease of 10%) over the same period in 1996. Net sales for the six month period ended June 30, 1997, increased by $1,350,464 to $11,926,714 from the same period in 1996. The increase in health care service revenue was attributable to increased revenues generated by MEC Health Care, Inc. (MEC) and revenues generated by the Company's latest acquisition, LSI Acquisition, Inc. (NNJEI), the assets of which were acquired on July 3, 1996. These increases in health care service revenues were partially offset by a substantial reduction in revenues generated by The Farris Group. Net sales for The Farris Group in the second quarter of 1997 were $420,190 compared to $1,151,280 (for a decrease of $731,090) over the same period in 1996. These decreases were due primarily to a reduction in consulting services provided and were accompanied by expense reductions of $611,868 and $1,333,797 for the three and six month periods ended June 30, 1997, respectively. Net sales for The Farris Group for the six month period ended June 30, 1997, decreased by $1,708,179 to $652,068 from the same period in 1996. The decrease in revenues generated by The Farris Group was partially offset by revenues generated by NNJEI. The decrease in technology revenues in the second quarter of 1997 was attributed to decreased sales of the Company's LaserScan-2000 excimer laser system in overseas markets. The Company believes a contributing factor to the lower than expected number of laser sales is the anticipation, particularly in Europe, of the introduction of the LaserScan LSX announced in April. Eight laser systems were sold in the second quarter of 1997 compared to thirteen systems sold over the same period in 1996. Twenty-three laser systems were sold during the six month period ended June 30, 1997, compared to twenty systems, net of returns, sold over the same period in 1996. There were no system returns recognized during the first two quarters of 1997. In addition, due to competitive pressures in certain markets, the average sales price per system declined from average levels during the same period in 1996. Based on the expected timing of the commercial introduction of its newest laser system, the LaserScan LSX, the Company expects laser system sales to remain below 1996 levels for the remaining two quarters of 1997, although it expects such sales to exceed the second quarter of 1997 level.

Cost of Goods Sold and Gross Profits. The following tables present a comparative analysis of cost of goods sold, gross profit and gross profit margins for three and six month periods ended June 30, 1997 and 1996.

                                              For the Three Month                            For the Three Month
                                                  Period Ended                                   Period Ended
                                                 June 30, 1997          Percent Change          June 30, 1996
                                                 -------------          --------------          -------------

Cost of goods sold                                 $   821,705               (1%)                 $   830,498
Provider payments                                    1,415,343                42%                     994,538
Gross profit                                         3,171,524              (24%)                   4,167,576
Gross profit percentage                                    59%                                            70%

Technology related only                              1,308,993              (51%)                   2,648,559
                                                           61%                                            76%

                                               For the Six Month                              For the Six Month
                                                  Period Ended                                   Period Ended
                                                 June 30, 1997          Percent Change          June 30, 1996
                                                 -------------          --------------          -------------

Cost of goods sold                                  $1,865,503                27%                  $1,464,545
Provider payments                                    2,820,239                46%                   1,929,496
Gross profit                                         7,240,972                 1%                   7,182,209
Gross profit percenetage                                   61%                                            68%

Technology related only                              3,819,040                                      3,998,862
                                                           67%               (4%)                         73%


Gross profit margins were 59% of net sales in the second quarter of 1997 compared to 70% for the same period in 1996. For the six month periods ended June 30, 1997 and 1996, gross profit margins were 61% and 68%, respectively. The gross profit margin decrease was attributable to (i) the decrease in revenues generated by The Farris Group, which has no associated cost of sales, (ii) a lower average sales price for laser systems sold during the first two quarters of 1997, and (iii) a general increase in the operating costs of the Company's Costa Rican manufacturing facility, which were spread over fewer sales during the three months ended June 30, 1997.

Research, Development and Regulatory Expenses. The following tables present a comparative analysis of research, development and regulatory expenses for the three and six month periods ended June 30, 1997 and 1996.



                                          For the Three Month                                For the Three Month
                                              Period Ended                                       Period Ended
                                             June 30, 1997             Percent Change           June 30, 1996
                                             -------------             --------------           -------------
Research, development
   and regulatory                               $  550,427                    77%                  $  311,490

As a percentage of technology
   net sales                                           26%                                                 9%


                                           For the Six Month                                  For the Six Month
                                              Period Ended                                       Period Ended
                                             June 30, 1997             Percent Change           June 30, 1996
                                             -------------             --------------           -------------

Research, development
   and regulatory                               $  912,631                   (13%)                 $1,047,622

As a percentage of technology
   net sales                                           16%                                                19%

Research, development and regulatory expenses for the second quarter of 1997 were $550,427, an increase of $238,937, or 77% from such expenditures during the same period in 1996. Research, development and regulatory expenses for the six month period ended June 30, 1997 decreased by $134,991 from $1,047,622 for the same period in 1996 or 13%. The increase in research, development and regulatory expenses during the second quarter of 1997 can primarily be attributed to ongoing research and development of new refractive laser systems, including development of the LaserScan LSX and refinements to the LaserScan-2000, and continued software development for the excimer lasers. Initial shipments of the LaserScan LSX are now anticipated during the fourth quarter. Since the initial announcement of the development of the LaserScan LSX, the Company has solicited and received input from clinical users and prospective customers. This has resulted in modifications to the system, necessitating additional development and testing for clinical validation. As a result of focusing its efforts on having the LaserScan LSX available for limited commercial production and shipment in the late fourth quarter of 1997, the Company expects research and development expenses to remain at levels consistent with or higher than second quarter 1997 levels throughout the remainder of 1997. Regulatory expenses for the three month period ended June 30, 1997 have increased in comparison to the same period in the prior year although for the six month period ended June 30, 1997 there has been a decrease in comparison to the same period in the prior year. Regulatory expenses are expected to continue to increase for the remaining portion of the year as a result of the Company's continuation of current FDA clinical trials, the development of additional future protocols for submission to the FDA and the PMA acquired in July 1997 (see Note 7).

Selling, General and Administrative Expenses. The following tables present a comparative analysis of selling, general and administrative expenses for the three and six month periods ended June 30, 1997 and 1996.



                                     For the Three Month                                     For the Three Month
                                         Period Ended                                            Period Ended
                                        June 30, 1997               Percent Change              June 30, 1996
                                        -------------               --------------              -------------

Selling, general and
   administrative                          $4,565,185                     17%                     $3,907,671

Percentage of net sales                           84%                                                    65%

                                      For the Six Month                                       For the Six Month
                                         Period Ended                                            Period Ended
                                        June 30, 1997               Percent Change              June 30, 1996
                                        -------------               --------------              -------------

Selling, general and
   administrative                          $8,908,172                      10%                     $8,094,268

Percentage of net sales                           75%                                                     77%

Selling, general and administrative expenses increased by $657,514 and $813,904 for the second quarter of 1997 and the first six months of 1997, respectively, over comparable periods in 1996. The primary reasons for these increases include increased employment and other operating costs as a result of the acquisition of NNJEI in July 1996, the growth of MEC, and a general increase in personnel and costs necessary to fund the strategic initiatives of the Company and the development of its products and services. These increases in operating costs were partially offset by a substantial reduction in the operating costs of The Farris Group. Legal and accounting expenditures continue to be incurred as a result of ongoing regulatory filings, general corporate issues, litigation and patent issues.

Loss From Operations. There was an operating loss of $1,944,088 in the second quarter of 1997 compared to an operating loss of $51,585 for the same period in 1996. Operating loss for the six month period ended June 30, 1997 was $2,579,831 compared to an operating loss of $1,959,681 for the same period in 1996. The decline in operating results can be attributed primarily to the decrease in sales of the Company's lasers and operating losses generated by The Farris Group, partially offset by the continued profitability of MEC and NNJEI.

Other Income and Expenses. Interest and dividend income was $100,507 in the second quarter of 1997 compared to interest and dividend income of $35,168 for the same period in 1996. Interest and dividend income for the six month period ended June 30, 1997 was $197,871 compared to interest and dividend income of $89,914 for the same period in 1996. Interest and dividend income was earned from the Company's cash deposits and short-term investments and the collection of long-term receivables related to laser system sales. Interest expense incurred was $368,529 in the second quarter of 1997 compared to interest expense of $21,224 for the same period in 1996. Interest expense for the six month period ended June 30, 1997 was $428,172 compared to interest expense of $47,588 for the same period in 1996. Interest expense incurred by the Company during the second quarter of 1997 related primarily to the credit facility established with FCC on April 1, 1997. In addition to interest paid on the outstanding note payable balance, included in interest expense is the amortization of deferred financing costs and the accretion of the discount on the note payable. Included in other expense in 1997 are costs related to settling patent litigation.

Income Taxes. For the three and six months ended June 30, 1997, the Company recorded no income tax benefit or expense compared to an income tax benefit of $660,651 for the six month period ended June 30, 1996. The lack of income tax benefit for the first two quarters of 1997 has been based on the lack of availability of loss carrybacks.

Net Loss. Net loss for the second quarter of 1997 was $2,442,510 compared to a net loss of $24,940 for the same period in 1996. Net loss for the six month period ended June 30, 1997, was $3,090,532 compared to a net loss of $1,256,704 for the same period in 1996. The loss is attributed to the decreased revenues from technology products, losses generated from The Farris Group and higher operating expenses as previously described for the first and second quarter of 1997.

Loss Per Share. Loss per primary and fully diluted share increased to $0.26 for the second quarter of 1997 compared to $0.02 for the same period in 1996. Loss per primary and fully diluted share increased to $0.34 for the six month period ended June 30, 1997, compared to $0.22 for the same period in 1996. These increases are attributable to the net loss incurred during both the first and second quarters of 1997. Weighted average shares outstanding increased from the second quarter of 1996 as a result of the conversion into Common Stock of 116 shares of convertible Preferred Stock issued in January 1996, the exercise of options, the issuance of shares in conjunction with the 1996 acquisition of NNJEI, the 1997 amendment to the purchase agreement related to LaserSight Centers and the earnout provisions of the 1994 acquisition of The Farris Group.

Liquidity and Capital Resources.
--------------------------------

Working capital decreased $3,646,235 from $10,020,801 at December 31, 1996 to $6,374,566 as of June 30, 1997. This decrease in working capital resulted primarily from the net loss previously mentioned and purchases of furniture and equipment and a managed care contract.

Operating activities used net cash of $775,081 during the first six months of 1997, compared to $2,740,506 of net cash used during the same period in 1996. This decrease in cash used is primarily attributable to a substantial decrease in income tax assets during the first six months of 1997. Other factors resulting in this decrease include an increase in amortization and depreciation costs, a slight decrease in net receivables and an increase in accrued expenses, partially offset by an increase in the net loss for the first six months of 1997. The Company used $500,593 in cash from investing activities during the first six months of 1997 compared to $246,863 over the same period in 1996. Net cash used in investing activities during the two quarters of 1997 can be primarily attributed to the purchase of office and computer equipment and the purchase of a managed care contract. Net cash provided by financing activities during the first six months of 1997 was $2,363,342, and consisted of net proceeds from the credit facility with FCC and the exercise of stock options, offset by the repayment of a note payable to former owners of MEC and cost related to the repayment of a capital lease obligation. That compares to cash provided by financing activities in the first six months of 1996 of $4,124,991, consisting of net proceeds from the sale of common and preferred stock totaling $5,389,091 net of a repayment of $1,264,100 in notes payable.

The Company believes that its balances of cash and cash equivalents along with operating cash flows and the availability of the FCC revolver will be sufficient to fund its anticipated working capital requirements for the next twelve month period based on modest growth and anticipated collection of receivables. A failure to collect timely a material portion of current receivables could have a material adverse effect on the Company's liquidity. The Company, which implemented more stringent sales criteria during 1996, may from time to time reassess its credit policy and the terms it will make available to individual customers. As a result of a growing presence in a number of countries and continued acceptance of the Company's laser systems, the Company intends to internally finance a proportionately smaller number of sales over periods exceeding eighteen months than in 1996 and preceding years. There can be no assurance as to the terms or amount of third-party financing, if any, that the Company's customers may obtain in the future. The Company is placing greater emphasis on the terms and collection timing of future sales.

The Company's operating performance in the second quarter caused it to fail to comply with certain financial covenants under its FCC credit facility. The Company has received from FCC a written waiver with respect to such noncompliance and a verbal agreement to modify the financial covenants going forward. Negotiations to amend the financial covenants are in process. Based on discussions to date with FCC, management expects that such negotiations should be successful. However, pending the execution of a definitive written amendment, there can be no assurance that this expectation will materialize. Because of the cumulative nature of the original financial covenants, the Company does not expect that it will be able to satisfy certain such original covenants under the FCC credit facility for the third quarter of 1997 (i.e., 20 laser system sales and earnings before interest, taxes, depreciation and amortization (EBITDA, as defined in the agreement) of approximately $2.0 million) and subsequent fiscal periods. Achieving such operational targets would require a substantial improvement in the Company's operating performance. Should the financial covenants not be amended, and should the Company not achieve the necessary level of improvement, the Company would be in default of its agreement and FCC would have the right to accelerate the Company's repayment obligations.

The Company expects to continue a variety of research and development activities on its excimer and solid-state laser systems over the next twelve months and it is anticipated that such research and development as well as regulatory efforts in the United States will be the most significant technology related expenses in the foreseeable future. In addition, the Company expects to aggressively pursue vision managed care contracts with HMOs, insurers and employer groups during the next 12 months. The Company anticipates that such efforts will be the most significant health care services-related expenses in the foreseeable future.

On March 4,  1997,  the  Company  announced  a  tentative  agreement  to acquire
Intermountain Managed Eyecare, of Salt Lake City, Utah, a third-party administrator of managed vision care contracts with a business strategy similar to the Company's MEC Health Care subsidiary. The Company originally anticipated closing this transaction on March 15, 1997. The Company has determined not to proceed with this transaction at this time.

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


Company-Related Uncertainties
-----------------------------

Operating Results. The Company incurred losses of $4,074,369 and $3,090,532 during 1996 and the first six months of 1997, respectively. In addition, although the Company achieved profitability in 1995 and 1994, the Company incurred losses in 1991 through 1993. As of June 30, 1997, the Company had an accumulated deficit of $7,703,362. There can be no assurance that the Company can regain or sustain profitability.

Receivables. At June 30, 1997, the Company's trade accounts and notes receivable aggregated approximately $10,555,000 net of total allowances for collection losses and returns of approximately $1,575,000. Accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, aggregated approximately $1,623,000 at June 30, 1997. Exposure to collection losses on technology-related receivables is principally dependent on its customers' ongoing financial condition and their ability to generate revenues from the Company's laser systems. The Company's ability to evaluate the financial condition and revenue generating ability of prospective customers located outside of the United States is generally more limited than for customers located in the United States. The Company monitors the status of its receivables and maintains a reserve for estimated losses. The Company's operating history has been relatively short. There can be no assurance that the current reserves for estimated losses ($1,418,000 at June 30, 1997) will be sufficient to cover actual write-offs over time. Actual write-offs that materially exceed amounts reserved could have a material adverse effect on the Company's consolidated financial condition and results of operations.

Possible Additional Capital. The Company is exploring alternative sources of capital to fund its product development activities, to fund the $14.9 million purchase price for its purchase of certain patents from IBM, to consummate future strategic acquisitions, and to accelerate its implementation of managed care strategies. The Company may also need additional capital to introduce its laser systems into the United States market after receiving FDA approval and to satisfy certain contingent payment obligations under its PMA acquisition agreement of July 1997 (see Note 7). In addition, based on ongoing negotiations with potential investors, the Company believes that any financing it obtains for the IBM patent purchase is likely to be in the form of convertible preferred stock that would be redeemable at a premium over its face value shortly after the occurrence of certain defaults, including a failure by the shareholders of the Company to approve the financing within a specified time after the closing. Except for up to $4 million of additional borrowing available under its credit facility with FCC, the Company has no present commitments to obtain such capital, and no assurance can be given that the Company will be able to obtain additional capital on terms satisfactory to the Company. In addition, the Company may have additional capital requirements upon FDA approvals and other events discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources. To the extent that future financing requirements are satisfied through the sale of equity securities, holders of Common Stock may experience significant dilution in earnings per share and in net book value per share. The FCC financing or other debt financing could result in a substantial portion of the Company's cash flow from operations being dedicated to the payment of principal and interest on such indebtedness and may render the Company more vulnerable to competitive pressures and economic downturns.

Technology-Related Uncertainties
--------------------------------

Purchase of Patent Rights from IBM. On February 11, 1997 the Company executed an agreement with IBM for the purchase of certain IBM patents relating to ultraviolet light ophthalmic products and procedures for ultraviolet ablation and IBM's patent license agreements with Summit Technology, Inc. and VISX, Inc. The purchase price is $14.9 million, and was originally payable on July 1, 1997. IBM subsequently agreed in writing not to exercise its right to terminate the agreement until after July 31, 1997 and verbally advised the Company of its intention not to exercise its right to terminate the agreement until after August 31, 1997. LaserSight is exploring various alternatives to fund the purchase price. There can be no assurance that such funding will be available. If the transaction does not close by August 31, 1997, IBM may terminate the agreement. In such event, LaserSight would be obligated to deliver to IBM shares of Common Stock and/or cash with an aggregate value of $1 million.

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

         VISX
         ----

         On May 27, 1997, the Company entered into a License Agreement with VISX, Incorporated to settle this litigaton as well as any and all potential claims related to patent infringement prior to May 1, 1997. The agreement calls for an aggregate of $230,400 to be paid in eight quarterly installments of $28,800 each.

         Euro Pacific Securities Services
         --------------------------------

         To collect a $1,140,000 stock subscription receivable, the Company initiated a lawsuit that is presently pending before the United States District Court for the Middle District of Florida-Orlando Division in June 1996 against Euro Pacific Securities Services GMBH & Co., KG and Wolf Wiese (the "defendants"). In July 1997, after failing to timely file a counterclain, the defendants filed a separate lawsuit in the same court against the Company and its LaserSight Technologies, Inc. subsidiary, without obtaining leave from the court, claiming breach of contract, coercion to enter a contract, misrepresentation, and other charges and seeking an unspecified amount of monetary damages. The Company believes that the charges are without merit and procedurally flawed. A motion for summary judgement is currently on file with the court, but has not been acted upon.

ITEM 2   CHANGES IN SECURITIES

         a) Not applicable.

         b) Not applicable.

         c) During the second quarter ended June 30, 1997, the Company has sold or issued the following unregistered securities:

         (1) In April 1997, the Company issued 406,700 shares of Common Stock to Michael R. Farris, the former shareholder of MRF, Inc. ("The Farris Group") (now the President and Chief Executive Officer at the Company), as partial consideration for the acquisition in 1994 of the capital stock of The Farris Group. Under the original agreement, the investor received certain rights to have the shares registered by the Company at a later date.

         (2) In April 1997, the Company granted Foothill Capital Corporation five year warrants to purchase 500,000 shares of Common Stock as partial consideration for the extension of credit by Foothill Capital Corporation. The warrants are exerciseable commencing on March 31, 1998 at a price of $6.0667 per share and the investor received certain rights to have the shares registered by the Company at a later date.

         The issuance and sale of all such shares was intended to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof due to, among other things, (i) the limited number of persons to whom the shares were issued, (ii) the distribution of disclosure documents to all investors, (iii) the fact that each such person represented and warranted to the Company, among other things, that such person was acquiring the shares for investment only and not with a view to the resale or distribution thereof, and (iv) the fact that certificates representing the shares were issued with a legend to the effect that such shares had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 13, 1997, at the Company's annual meeting of shareholders, the following members were elected to the Board of Directors:

                                               Votes For (1)      Votes Withheld
                                               -------------      --------------

         J. Richard Crowley                       7,769,640            171,282
         Michael R. Farris                        7,432,692            508,230
         Richard C. Lutzy                         7,772,870            168,052
         Francis E. O'Donnell, Jr., M.D.          7,219,320            721,602
         Thomas Quinn                             7,772,670            168,252
         David T. Pieroni                         7,431,442            509,480

         A proposal to appoint KPMG Peat Marwick LLP as auditors was ratified as follows:

                            Votes For (1)               7,917,932
                            Votes Against                   9,150
                            Abstain                        14,000

         Amendment of the Non-Employee Directors Stock Option Plan was ratified as follows:

                            Votes For                   6,907,767
                            Votes Against                 829,126
                            Abstain                        15,037

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

2.1      See Exhibits  10.3,  10.8, 10.10, 10.19, 10.26, 10.29, 10.30, 10.46 and
         10.47.

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

10.24 LaserSight Incorporated 1996 Equity Incentive Plan (filed as Exhibit A to the Company's definitive proxy statement dated April 30, 1996*).

10.25 LaserSight Incorporated Amended and Restated Non-Employee Directors Stock Option Plan (filed as Exhibit B to the Company's definitive proxy statement dated May 19, 1997*).

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

10.41 Employment Agreement dated September 16, 1996 by and between LaserSight Incorporated and Richard L. Stensrud (filed as Exhibit 10.41 to the Company's Form 10-Q filed on May 9, 1997*).

10.42 Loan and Security Agreement dated March 31, 1997 by and between LaserSight Incorporated and certain of its subsidiaries and Foothill Capital Corporation.

10.43 Consent and Amendment Number One to Loan and Security Agreement dated July 28, 1997 by and between LaserSight Incorporated and Foothill Capital Corporation.

10.44    Warrant to purchase 500,000 shares of Common Stock dated March 31, 1997
         by  and  between   LaserSight   Incorporated   and   Foothill   Capital
         Corporation.

10.45 License Agreement dated May 20, 1997 by and between VISX, Incorporated and LaserSight Incorporated.

10.46 Patent Purchase Agreement dated July 15, 1997 by and between LaserSight Incorporated and Frederic B. Kremer, M.D. (filed as Exhibit 2.(i) to the Company's Form 8-K filed on August 13, 1997*).

10.47 Agreement and Plan of Merger dated July 15, 1997 by and among LaserSight Incorporated, Photomed Acquisition, Inc., Photomed, Inc., Frederic B. Kremer, M.D., Linda Kremer, Robert Satalof, Trustee for Alan Stewart Kremer and Robert Satalof, Trustee for Mark Adam Kremer (filed as Exhibit 2.(ii) to the Company's Form 8-K filed on August 13, 1997*).

11       Statement of Computation of Per Share Earnings.

27       Financial Data Schedule.

                  b)  Reports on Form 8-K

                  On April 8, 1997, the Company filed with the Commission a Current Report on Form 8-K regarding the press release issued by the Company dated April 7, 1997, announcing that LaserSight has completed financing.

                  On April 25, 1997, the Company filed with the Commission a Current Report on Form 8-K regarding the press release issued by the Company dated April 24, 1997, regarding LaserSight expecting a first quarter loss.














-------------------
*        Incorporated herein by reference.  File No. 0-19671.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        LaserSight Incorporated




Dated:  August 14, 1997                 By: /s/ Michael R. Farris
      -------------------                  -------------------------
                                            Michael R. Farris,
                                            Chief Executive Officer



Dated:  August 14, 1997                 By: /s/ Gregory L. Wilson
      -------------------                  -------------------------
                                            Gregory L. Wilson,
                                            Chief Financial Officer