Form 10-Q
period 1997-09-30
LASERSIGHT INC /DE
filed 1997-11-14
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[X] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended September 30, 1997.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the Transition period from ______________ to _____________.



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

         The Number of shares of the registrant's Common Stock outstanding as of November 13, 1997 is 9,984,672.

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

                                                            INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.   Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996

                   Condensed Consolidated Statements of Operations for the Three Month Periods and Nine Month Periods Ended September 30, 1997 and 1996

                   Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 1997 and 1996


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

         Item 3.   Defaults Upon Senior Securities

         Item 4.   Submission of  Matters to a Vote of Security Holders

         Item 5.   Other Information

         Item 6.   Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                      September 30,      December 31,
                                                                                          1997              1996
                                                                                     ----------------   --------------
CURRENT ASSETS                                            ASSETS                       (Unaudited)
  Cash and cash equivalents                                                               $1,164,158       $2,003,501
  Accounts receivable - trade, net                                                         3,840,332        5,458,153
  Notes receivable - current portion, net                                                  3,711,675        3,159,575
  Inventories                                                                              3,991,541        3,328,903
  Deferred tax assets                                                                        570,296          667,998
  Income taxes recoverable                                                                    22,404          803,154
  Other current assets                                                                       577,019          221,922
                                                                                     ----------------   --------------
                                                     TOTAL CURRENT ASSETS                 13,877,425       15,643,206

Restricted cash                                                                            3,200,000                -
Notes receivable, less current portion, net                                                3,538,268        2,620,375
Property and equipment, net                                                                2,214,293        1,936,220
Deferred financing costs, net                                                                392,043                -
Goodwill, net                                                                             14,783,566       12,099,032
Patents, net                                                                              11,462,339           94,946
Pre-market approval application, net                                                       2,666,708                -
License agreement, net                                                                       800,000                -
Other assets, net                                                                          1,860,807        1,856,434
                                                                                     ----------------   --------------
                                                                                         $54,795,449      $34,250,213
                                                                                     ================  ===============
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                        $2,525,677       $2,216,792
  Note payable, less discount of $322,222                                                  3,677,778                -
  Note payable - related party                                                                     -        1,000,000
  Current portion of capital lease obligation                                                224,549          206,139
  Accrued expenses                                                                         1,748,266          764,084
  Accrued commissions                                                                      1,110,529        1,214,235
  Dividends payable                                                                                -           39,000
  Other current liabilities                                                                   63,998          182,155
                                                                                     ----------------   --------------
                                                  TOTAL CURRENT LIABILITIES                9,350,797        5,622,405

Refundable deposits                                                                          203,000          240,000
Accrued expenses, less current portion                                                       590,369          309,656
Deferred income taxes                                                                        570,296          667,998

Long-term obligations                                                                        971,018          641,623

Commitments and contingencies

Redeemable convertible preferred stock:
  Series B - par value $.001 per share; authorized 10,000,000 shares;
  1,600 and 0   issued at September 30, 1997 and December 31, 1996                        14,374,027                -

Stockholders' equity:
 Convertible preferred stock,  Series A - par value $.001 per share;  authorized
   10,000,000 shares; 0 and 8 shares issued and outstanding at
   September 30, 1997 and December 31, 1996, respectively                                          -                -
 Common stock - par value $.001 per share; authorized 20,000,000 shares;
   10,149,872 and 8,454,266 shares issued at September 30, 1997 and
   December 31, 1996, respectively                                                            10,150            8,454
 Additional paid-in capital                                                               40,018,241       30,080,560
 Paid-in capital - warrants                                                                  592,500                -
 Obligation to issue common stock                                                                  -        3,065,056
 Stock subscription receivable                                                            (1,140,000)      (1,140,000)
 Accumulated deficit                                                                     (10,112,240)      (4,612,830)
 Less treasury stock, at cost;  170,200 shares                                              (632,709)        (632,709)
                                                                                     -----------------  ---------------
                                                                                          28,735,942       26,768,531
                                                                                     -----------------   --------------
                                                                                         $54,795,449      $34,250,213
                                                                                     =================  ===============
      See  accompanying  notes  to  the  condensed   consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                          -------------------------------------      -----------------------------------
                                                1997                 1996                 1997                1996
                                          -----------------     ---------------      ---------------     ---------------

REVENUES, Net                                   $6,156,359          $4,494,232          $18,083,073         $15,070,482

COST OF SALES                                    1,068,498             794,982            2,934,001           2,259,527
PROVIDER PAYMENTS                                1,630,616           1,069,184            4,450,855           2,998,680
                                          -----------------     ---------------      ---------------     ---------------

GROSS PROFIT                                     3,457,245           2,630,066           10,698,217           9,812,275

RESEARCH, DEVELOPMENT AND REGULATORY
  EXPENSES                                         816,522             325,925            1,729,153           1,373,547

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                       4,660,208           4,504,162           13,568,380          12,598,430
                                          -----------------     ---------------      ---------------     ---------------

LOSS FROM OPERATIONS                            (2,019,485)         (2,200,021)          (4,599,316)         (4,159,702)

OTHER INCOME AND EXPENSES
  Interest and dividend income                      94,401              42,195              292,272             132,109
  Interest expense                                (483,794)            (54,480)            (911,966)           (102,068)
  Other                                                  -            (300,107)            (280,400)           (300,107)
                                          ------------------    -----------------    ----------------    ----------------

NET LOSS BEFORE INCOME TAXES                    (2,408,878)         (2,512,413)          (5,499,410)         (4,429,768)

INCOME TAX BENEFIT                                    -               (458,727)                -             (1,119,378)
                                          ------------------    -----------------     ---------------    ----------------

NET LOSS                                      $ (2,408,878)        $(2,053,686)         $(5,499,410)        $(3,310,390)
                                          ==================    =================    ================    ================

LOSS PER COMMON SHARE
  Primary:                                          $(0.25)             $(0.28)              $(0.59)             $(0.51)
                                          ==================    =================    ================    ================
  Assuming full dilution:                           $(0.25)             $(0.27)              $(0.59)             $(0.47)
                                          ==================    =================    ================    ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING
  Primary:                                       9,812,000           7,639,000            9,342,000           7,238,000
                                          =================     ===============      ===============     ===============
  Assuming full dilution:                        9,812,000           8,017,000            9,390,000           7,848,000
                                          =================     ===============      ===============     ===============


                         See accompanying notes to condensed consolidated financial statements


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                                                  1997                   1996
                                                                            ------------------     ------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                                        $(5,499,410)          $(3,310,390)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                     1,814,587                711,528
  Decrease in accounts and notes receivable                                           292,828              1,714,377
  Increase in inventories                                                            (879,348)            (1,430,642)
  Increase (decrease) in accounts payable                                             308,885               (300,472)
  Increase (decrease) in accrued liabilities                                          724,447                (36,682)
  Decrease (increase) in income taxes                                                 780,750             (1,404,967)
  Other                                                                              (498,467)               440,532
                                                                            -------------------    ------------------

NET CASH USED IN OPERATING ACTIVITIES                                              (2,955,728)            (3,616,716)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment, net                                           (517,206)              (250,862)
  Acquisition of other intangible assets                                          (15,379,988)                     -
  Proceeds from exclusive license of patents                                        4,000,000                      -
  Transfer to restricted cash account                                              (3,200,000)                     -
  Purchase of managed care contract                                                  (150,000)                     -
  Purchase of businesses, net of cash acquired                                              -               (179,607)
  Proceeds from sale and leaseback transaction                                              -                957,180
                                                                            ------------------     ------------------

NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                                                      (15,247,194)               526,711

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of note payable, net                                       3,414,142                      -
  Proceeds from exercise of stock options and warrants                                 98,363                260,289
  Repayments of capital lease obligation                                             (152,195)               (61,735)
  Repayments of notes payable - acquisition related                                (1,000,000)            (1,139,100)
  Repayments of notes payable - officer                                                     -               (465,000)
  Proceeds from issuance of preferred stock, net                                   15,003,269              5,342,151
                                                                            ------------------     ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                          17,363,579              3,936,605
                                                                            ------------------     ------------------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                        (839,343)               846,600

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                               2,003,501              1,598,339
                                                                            ------------------     ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $1,164,158             $2,444,939
                                                                            ==================     ==================


     See accompanying notes to the condensed consolidated financial statements.


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Nine Month Periods Ended September 30, 1997 and 1996


NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (the Company) as of
         September 30, 1997, and for the three month periods and nine month periods ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2   PER SHARE INFORMATION

         Net loss per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include options and warrants to purchase Common Stock and are included in the computation using the treasury stock method if they would have a dilutive effect. Fully diluted loss per share for the three and nine month periods ended
         September 30, 1997 were anti-dilutive and therefore, except for the impact of Preferred Stock converted to Common Stock during the period, are the same as primary loss per share.

         In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," was issued establishing new standards for computing and presenting earnings per share. The historical measures of earnings per share (primary and fully diluted) are replaced with two new computations of earnings per share (basic and diluted). The Company will adopt SFAS 128 as of December 31, 1997. Loss per share, on a pro forma basis, for the three and nine month periods ended September 30, 1997 and 1996, computed pursuant to the provisions of SFAS 128, would have been as follows:

                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                          -------------        -------------
                                       1997       1996       1997         1996
                                       ----       ----       ----         ----

         Basic loss per share        $(0.25)    $(0.26)     $(0.59)      $(0.48)

         Diluted loss per share       $(0.25)    $(0.25)    $(0.59)      $(0.41)

NOTE 3   INVENTORIES

         Inventories, which consist primarily of laser systems, parts and components, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories at September 30, 1997 and December 31, 1996 are summarized as follows:

                                       September 30, 1997      December 31, 1996
                                       ------------------      -----------------

         Raw materials                     $2,772,585              $2,008,610
         Work-in-process                      107,110                 448,906
         Finished goods                       821,447                 664,646
         Test equipment-clinical trials       290,399                 206,741
                                           -----------            ------------
                                           $3,991,541              $3,328,903
                                          ============            ============


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

NOTE 5   COMMITMENTS AND CONTINGENCIES

         Shareholder vote
         ----------------

         Shareholder approval is required in connection with the private placement of 1,600 shares of Series B Convertible Participating Preferred Stock (Series B Preferred Stock) (see Note 6). If for any reason the Company's shareholders do not approve, by December 26, 1997, the possible issuance of an indefinite number of shares issued upon conversion, the Company may be obligated to redeem, at the Special Redemption Price (as defined below), a sufficient number of shares of Series B Preferred Stock which will permit conversion of 200% of the remaining shares of Series B Preferred Stock without breaching any obligation of the Company under the Company's listing agreement with the Nasdaq National Market. The "Special Redemption Price" means a cash payment equal to the greater of (i) the liquidation preference of $10,000 multiplied by 125% or (ii) the current value of the Common Stock, using the price per share of Common Stock, which the holders of such shares of Series B Preferred Stock would otherwise be entitled to receive upon conversion. Such redemption must be completed within five business days of the event which required such redemption. Any delay in payment will cause such redemption amount to accrue interest at the rate of 1% per month during the first 30 days, pro rated daily (2% monthly, pro rated daily, thereafter).

         FDA approval
         ------------

         In conjunction with acquisitions  from Photomed,  Inc. (as described in
         Note 7), several contingent payments included in the transaction are subject to FDA approval. If the FDA approves the acquired Pre-Market Approval (PMA) application by July 29, 1998, the Company will be obligated to pay $1.75 million. If the FDA approves the use of any Company laser for the treatment of hyperopia, the Company will be obligated to pay unregistered Common Stock valued at $1 million. If the Company's scanning laser is approved by the FDA for commercial sale in the U.S. on or before April 1, 1998, the Company will be obligated to pay $1 million. Approval after such date will result in a correspondingly smaller obligation until January 1, 1999, when no payment will be required.

NOTE 6   FINANCING

         Foothill Capital Corporation
         ----------------------------

         On April 1, 1997, the Company entered into a loan agreement with Foothill Capital Corporation (FCC) for a loan, currently consisting of a term loan in the amount of $4 million and a revolving loan in an amount of 80% of the eligible receivables of LaserSight Technologies, but not in excess of $3.2 million. The term loan bears interest at an annual rate of 12.50% and requires repayment of principal in monthly installments of $1.33 million beginning on May 1, 1998. The revolving loan bears interest at a variable annual rate of 1.50% above the base rate of Norwest Bank Minnesota. The $3.2 million maximum amount of the revolving loan declines by $1.33 million per month beginning on August 1, 1998. In connection with the loan, the Company paid an origination fee of $150,000 and issued warrants to purchase 500,000 shares of Common Stock. The warrants are exercisable at any time from April 1, 1998 through April 1, 2002 at an exercise price per share of $6.0667. Subject to certain conditions based on the market price of the Common Stock, up to half of the warrants are eligible for repurchase by the Company. Any warrants that remain outstanding and unexercised on April 1, 2002 are subject to mandatory repurchase by the Company at an original price of $1.50 per warrant. The warrants have certain anti-dilution features which provide for approximately 50,000 additional shares pursuant to the issuance of the Series B Preferred Stock and a corresponding reduction in the exercise price to $5.52 per share and repurchase price to $1.36 per warrant. The warrants were valued at $500,000 and are classified as long-term obligations at September 30, 1997. The recorded amount of the obligation will change with the value of the warrants. The loan is secured by a pledge of substantially all of the Company's accounts receivable and other assets. The terms of the financing agreement contain financial covenants with respect to, among other things, current ratio, laser system sales, revenue, earnings before interest, taxes, depreciation and amortization (EBITDA), and capital expenditures. Due to the operating results of the quarter ended June 30, 1997, certain financial covenants were waived by FCC for the three months ended June 30, 1997. The Company revised the covenants effective July 1, 1997. These covenants were met for the three months ended September 30, 1997.

         The Company used a portion of the net proceeds of the term loan to pay in full the balance due under its note to the former owners of MEC Health Care, Inc., a wholly owned subsidiary of the Company acquired in October 1995.

         Private Placement
         -----------------

         On August 29, 1997, the Company completed a private placement of 1,600 shares of Series B Preferred Stock, yielding net proceeds after related costs of approximately $15 million. The proceeds were used to purchase certain patents from International Business Machines Corporation (IBM) (see Note 7). The Company also issued to the investors and placement agent warrants to purchase 790,000 shares of the Company's Common Stock at a price of $5.91 per share at any time during the next five years. The Series B Preferred Stock is convertible into Common Stock at any time at a conversion price equal to the lower of $6.68 per share or the average of the three lowest closing bid prices during a 20- or
         30-trading day period preceding the conversion date. Prior to shareholder approval of the transaction, the number of shares issued upon conversion will be limited by Nasdaq rule and contract terms and contract terms to approximately 1,995,500. Any Series B Preferred Stock remaining unconverted on the third anniversary of the closing will automatically be converted into Common Stock on that date. Up to 70 percent of the Series B Preferred Stock is redeemable by the Company at a premium over its face amount. All of the Series B Preferred Stock is redeemable at a 25 percent premium over its face amount at the option of the holders but only in certain events of default by the Company, including if the Company does not receive shareholder approval of the transaction within 120 days (see Note 5). At September 30, 1997, 1,600 shares of Series B Preferred Stock were outstanding. However, the Company redeemed 305 shares of Series B Preferred Stock on October 28, 1997 (see Note 8). The Series B Preferred Stock is recorded at the amount of gross proceeds less the costs of the financing and the fair value of the warrants and classified as mezzanine financing above the stockholders' equity section on the balance sheet. A redemption is at the option of the holder upon the occurrence of an event of redemption, some of which are outside the Company's control. The financing costs and warrants will be accreted against APIC - common stock if an event of redemption is assessed as probable at a balance sheet date. The calculated conversion price on August 29, 1997, the first available conversion date, was approximately $4.98. In accordance with EITF Topic D-60, the difference between this conversion price and the market price of $5.00 is reflected as incremental yield to preferred stockholders on the Company's loss per share calculation for the quarter ended September 30, 1997.

NOTE 7   ACQUISITIONS

         Photomed, Inc.
         --------------

         In July 1997, the Company acquired the rights to a PMA application filed with the Food and Drug Administration (FDA) for a laser to perform Laser In-Situ Keratomileusis (LASIK), a refractive surgery alternative to surface Photorefractive Keratectomy (PRK) from Photomed, Inc. In addition, the Company purchased from a shareholder of Photomed, Inc. U.S. patent number 5,586,980 for a keratome, the instrument necessary to create the corneal "flap" in the LASIK procedure. The Company issued a combination of 535,515 unregistered shares of Common Stock (valued at $3,416,700) and $333,300 as consideration for the PMA application and the keratome patent. The seller will also receive a percentage of any licensing fees or sale proceeds related to the patent. The total value was capitalized as the cost of PMA application and patents and is being amortized over 5 and 15 years, respectively. If the FDA approves the PMA so as to allow the Company to commercialize a laser to perform LASIK in the U.S., the Company will pay an additional $1.75 million to the sellers. If such FDA approval is not obtained by July 29, 1998, the Company has the option to unwind the PMA transaction and receive from Photomed, Inc. 274,285 shares of the Company's Common Stock. If the transaction is unwound, the Company's investment will be reduced by that portion of the PMA value applicable to the proportionate ratio of shares returned. The remaining portion of the PMA value will be assessed as to impairment. Additionally, if the FDA approves the use of the laser for the treatment of hyperopia (farsightedness), the Company will pay unregistered Common Stock valued at $1 million to the sellers. If the Company's scanning laser is approved by the FDA for commercial sale in the United States on or before April 1, 1998, the Company will pay $1,000,000 to the sellers. Approval after such date will result in lesser payments until January 1, 1999, when no payment will be required. Additional consideration paid, if any, will be recorded as additional purchase price.

         Patents
         -------

         On August 29, 1997, the Company finalized an agreement with IBM, in which the Company acquired certain patents relating to ultraviolet light ophthalmic products and procedures for ultraviolet ablation for $14,900,000. Under the agreement, IBM transferred to the Company all of IBM's rights under its patent license agreements with certain licensees. The Company received all royalties accrued on or after January 1, 1997, under such patent license agreements. The acquisition was financed through the private placement of Preferred Stock (see Note
         6).

         On September 23, 1997, the Company sold an exclusive worldwide royalty-free patent license covering the vascular and cardiovascular rights included in the patents acquired from IBM for $4 million, reducing the Company's basis in the patents acquired. No gain or loss was recognized as a result of this sale. Approximately $3.2 million of these funds were placed in a restricted cash account in accordance with the private placement agreements and were subsequently used to voluntarily redeem a portion of the Preferred Stock issued to finance the purchase of the IBM patents (see Note 8).

         Keratome License
         ----------------

         In September 1997, the Company acquired worldwide distribution rights to the Ruiz disposable keratome for the refractive surgery LASIK procedure in addition to entering into a limited exclusive license agreement for intellectual property for the keratome products known as Automated Disposable Keratomes (ADK). In exchange, the Company paid $400,000 at closing and agreed to supply to the sellers at no cost one excimer laser. Six months after the first shipment of the disposable keratome product, the Company will pay an additional $150,000 to the sellers with another installment of $150,000 due twelve months after the initial shipment date. The Company will also share the product's gross profit with the sellers with minimum quarterly royalties of $400,000 beginning six months after the initial shipment date. Under the arrangement, gross profit is defined as the selling price less certain costs of goods and costs of sales.

NOTE 8   SUBSEQUENT EVENT

         On October 28, 1997, the Company voluntarily redeemed 305 shares of the Preferred Stock (approximately 19 percent). The Company paid a total of $3,172,000 including a four percent redemption premium.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
Net Sales. The following tables present the Company's net sales by major operating segments: technology products and services and health care services for the three and nine month periods ended September 30, 1997 and 1996.

                                            For the Three Month                          For the Three Month
                                                Period Ended                                 Period Ended
                                             September 30, 1997                           September 30, 1996
                                             ------------------                           ------------------

                                           Net Sales         % of Total                  Net Sales        % of Total
                                           ---------         ----------                  ---------        ----------

Technology                                $2,677,831                43%                 $1,783,577               40%
Health care services                       3,478,528                57%                  2,810,613               62%
Intercompany revenues                             --                 --                   (99,958)              (2%)
                                          -----------              ----                 ----------              ----

Total net sales                           $6,156,359               100%                 $4,494,232              100%
                                          ===========              ====                 ==========              ====


                                             For the Nine Month                           For the Nine Month
                                                Period Ended                                 Period Ended
                                             September 30, 1997                           September 30, 1996
                                             ------------------                           ------------------

                                           Net Sales         % of Total                  Net Sales        % of Total
                                           ---------         ----------                  ---------        ----------

Technology                                $8,362,374                46%                 $7,246,984               48%
Health care services                       9,720,699                54%                  8,158,263               54%
Intercompany revenues                             --                --                   (334,765)              (2%)
                                          ----------               ----                 ----------              ----


Total net sales                          $18,083,073               100%                $15,070,482              100%
                                         ===========               ====                ===========              ====

Net sales in the third quarter of 1997 were $6,156,359, compared to $4,494,232 (for an increase of 37%) over the same period in 1996. Net sales for the nine month period ended September 30, 1997, increased by $3,012,591 to $18,083,073 from the same period in 1996. The increase in health care service revenue for the nine month period ended September 30, 1997, was attributable to increased revenues generated by MEC Health Care, Inc. (MEC) and LSI Acquisition, Inc.
(LSIA), offset by a substantial reduction in revenues generated by MRF Inc. d/b/a The Farris Group (The Farris Group). Net sales for The Farris Group for the nine month period ended September 30, 1997 decreased by $1,879,931 to $1,010,298 from the same period in 1996. This decrease was due primarily to a reduction in consulting services provided and was accompanied by an expense reduction of $1,837,739 for the nine month period ended September 30, 1997. The decrease in revenues generated by The Farris Group was partially offset by increased revenues generated by MEC in the amount of $1,821,030. The increase in technology revenues in the third quarter of 1997 was attributed to a slight increase in net sales of the Company's LaserScan 2000 excimer laser system in overseas markets and improved pricing resulting from the Company's limited sales of the LS 300 model, a lower priced system. Ten laser systems were sold in the third quarter of 1997 compared to nine systems, net of return allowances, sold over the same period in 1996. Thirty-three laser systems were sold during the nine month period ended September 30, 1997, compared to twenty-nine systems, net of return allowances, sold over the same period in 1996. The Company believes a contributing factor to the lower than expected number of laser sales is the anticipation, particularly in Europe, of the introduction of the LaserScan LSX announced in April 1997. Technology revenues in 1996 included higher allowances for sales returns, reflecting differences between actual experience and previously estimated amounts. There were no system returns recognized during the first three quarters of 1997. Based on the expected timing of the commercial introduction of its newest laser system, the LaserScan LSX, the Company expects laser system sales to remain below 1996 levels for the remaining quarter of 1997, although it expects such sales to exceed the levels attained on average in the second and third quarters of 1997.

Cost of Goods Sold and Gross Profits. The following tables present a comparative analysis of cost of goods sold, gross profit and gross profit margins for three and nine month periods ended September 30, 1997 and 1996.

                                              For the Three Month                            For the Three Month
                                                  Period Ended                                   Period Ended
                                               September 30, 1997       Percent Change        September 30, 1996
                                               ------------------       --------------        ------------------

Cost of goods sold                                $   1,068,498                34%                 $   794,982
Provider payments                                     1,630,616                53%                   1,069,184
Gross profit                                          3,457,245                31%                   2,630,066
Gross profit percentage                                     56%                                            59%

Technology related only                               1,609,333                63%                     988,595
                                                            60%                                            55%

                                               For the Nine Month                             For the Nine Month
                                                  Period Ended                                   Period Ended
                                               September 30, 1997       Percent Change        September 30, 1996
                                               ------------------       --------------        ------------------

Cost of goods sold                                   $2,934,001                30%                  $2,259,527
Provider payments                                     4,450,855                48%                   2,998,680
Gross profit                                         10,698,217                 9%                   9,812,275
Gross profit percentage                                     59%                                            65%

Technology related only                               5,428,373                 9%                   4,987,457
                                                            65%                                            69%

Gross profit margins were 56% of net sales in the third quarter of 1997 compared to 59% for the same period in 1996. For the nine-month period ended September 30, 1997 and 1996, gross profit margins were 59% and 65%, respectively. For the nine-month period ended September 30, 1997, the gross profit margin decrease was attributable to (i) the decrease in revenues generated by The Farris Group, which has no associated cost of sales, (ii) a significant increase in MEC revenues with a corresponding increase in provider payments, which historically have ranged from approximately 68 to 72% of MEC revenues, and (iii) a general increase in the operating costs of the Company's Costa Rican manufacturing facility, which were spread over fewer sales during the nine month period ended September 30, 1997.

Research, Development and Regulatory Expenses. The following tables present a comparative analysis of research, development and regulatory expenses for the three and nine month periods ended September 30, 1997 and 1996.

                                          For the Three Month                                For the Three Month
                                              Period Ended                                       Period Ended
                                           September 30, 1997          Percent Change         September 30, 1996
                                           ------------------          --------------         ------------------

Research, development
   and regulatory                               $  816,522                   151%                  $  325,925

As a percentage of technology
   net sales                                           30%                                                18%


                                           For the Nine Month                                 For the Nine Month
                                              Period Ended                                       Period Ended
                                           September 30, 1997          Percent Change         September 30, 1996
                                           ------------------          --------------         ------------------

Research, development
   and regulatory                             $  1,729,153                     26%                 $1,373,547

As a percentage of technology
   net sales                                           21%                                                19%

Research, development and regulatory expenses for the third quarter of 1997 were $816,522, an increase of $490,597, or 151% from such expenditures during the same period in 1996. Research, development and regulatory expenses for the nine month period ended September 30, 1997 increased by $355,606 from $1,373,547 for the same period in 1996 or 26%. The increase in research, development and regulatory expenses during the third quarter of 1997 can primarily be attributed to ongoing research and development of new refractive laser systems, including development of the LaserScan LSX and added features for the LaserScan-2000, and continued software development for the excimer lasers. Initial shipments of the LaserScan LSX are anticipated during the later part of the fourth quarter of 1997. Since the initial announcement of the development of the LaserScan LSX, the Company has solicited and received input from clinical users and prospective customers. This has resulted in modifications to the system, necessitating additional development and testing for clinical validation. As a result of focusing its efforts on having the LaserScan LSX available for limited commercial production and shipment in the later part of the fourth quarter of 1997, the Company expects research and development expenses to remain at levels consistent with or higher than third quarter 1997 levels throughout the remainder of 1997. Regulatory expenses for the three month period ended September 30, 1997 have increased in comparison to the same period in the prior year although for the nine month period ended September 30, 1997 there has been a decrease in comparison to the same period in the prior year. Regulatory expenses are expected to continue to increase for the remaining portion of 1997 and into 1998 as a result of the Company's continuation of current FDA clinical trials, protocols added during 1997 related to the potential use of the Company's laser systems for treatment of glaucoma, the possible development of additional future protocols for submission to the FDA and the PMA acquired in July 1997 (see Note 7).

Selling, General and Administrative Expenses. The following tables present a comparative analysis of selling, general and administrative expenses for the three and nine month periods ended September 30, 1997 and 1996.

                                     For the Three Month                                     For the Three Month
                                         Period Ended                                            Period Ended
                                      September 30, 1997            Percent Change            September 30, 1996
                                      ------------------            --------------            ------------------

Selling, general and
  administrative                           $4,660,208                      3%                     $4,504,162

Percentage of net sales                            76%                                                   100%

                                      For the Nine Month                                      For the Nine Month
                                         Period Ended                                            Period Ended
                                      September 30, 1997            Percent Change            September 30, 1996
                                      ------------------            --------------            ------------------

Selling, general and
   administrative                         $13,568,380                       8%                    $12,598,430

Percentage of net sales                           75%                                                     84%

Selling, general and administrative expenses increased by $156,046 and $969,950 for the third quarter of 1997 and the first nine months of 1997, respectively, over comparable periods in 1996. The primary reasons for these increases include the continued growth of MEC, increased amortization costs resulting from acquired patents, license agreements and other intangibles, and a general increase in personnel and costs necessary to fund the strategic initiatives of the Company and the development of its products and services. These increases in operating costs were partially offset by a substantial reduction in the operating costs of The Farris Group. Legal and accounting expenditures continue to be incurred as a result of ongoing regulatory filings, general corporate issues, litigation and patent issues.

Loss From Operations. There was an operating loss of $2,019,485 in the third quarter of 1997 compared to an operating loss of $2,200,021 for the same period in 1996. The operating loss for the nine month period ended September 30, 1997 was $4,599,316 compared to an operating loss of $4,159,702 for the same period in 1996. The improved operating results during the third quarter of 1997 compared to 1996 resulted from increased revenues and gross profit, partially offset by increases primarily in research, development and regulatory expenses. The decline in operating results for the nine month period ended September 30, 1997 compared to the same period in 1996 can be attributed primarily to the combination of improved overall revenues and gross profit, offset by increases in operating expenses.

Other Income and Expenses. Interest and dividend income was $94,401 in the third quarter of 1997 compared to $42,195 for the same period in 1996. Interest and dividend income for the nine month period ended September 30, 1997 was $292,272 compared to $132,109 for the same period in 1996. Interest and dividend income was earned from the Company's cash deposits and short-term investments and the collection of long-term receivables related to laser system sales. Interest expense incurred was $483,794 in the third quarter of 1997 compared to interest expense of $54,480 for the same period in 1996. Interest expense for the nine month period ended September 30, 1997 was $911,966 compared to interest expense of $102,068 for the same period in 1996. Interest expense incurred by the Company during the second and third quarters of 1997 related primarily to the credit facility established with FCC on April 1, 1997. In addition to interest paid on the outstanding note payable balance, included in interest expense is the amortization of deferred financing costs, the accretion of the discount on the note payable and, in the third quarter of 1997, fees associated with amendments to the original loan agreement. Included in other expense in 1997 and 1996 are costs related to settling patent and other filed and threatened litigation.

Income Taxes. For the three and nine months ended September 30, 1997, the Company recorded no income tax benefit or expense compared to an income tax benefit of $1,119,378 for the nine month period ended September 30, 1996. The lack of income tax benefit for the first three quarters of 1997 has been based on the lack of availability of loss carrybacks.

Net Loss. Net loss for the third quarter of 1997 was $2,408,878 compared to a net loss of $2,053,686 for the same period in 1996. Net loss for the nine month period ended September 30, 1997 was $5,499,410 compared to a net loss of $3,310,390 for the same period in 1996. The loss is attributed to a combination of increased revenues from technology products and MEC services, losses generated from The Farris Group and higher operating expenses as previously described for the first three quarters of 1997.

Loss Per Common Share. Loss per primary and fully diluted share decreased to $0.25 during the third quarter of 1997 compared to $0.28 and $0.27, respectively, for the same period in 1996. Loss per primary and fully diluted share increased to $0.59 for the nine month period ended September 30, 1997 compared to $0.51 and $0.47, respectively, for the same period in 1996. Weighted average shares outstanding increased as a result of the conversion into Common Stock of 18 shares of convertible Preferred Stock issued in January 1996, the exercise of options and warrants, the 1997 amendment to the purchase agreement related to LaserSight Centers, the issuance of shares under the earnout provisions of the 1994 acquisition of The Farris Group and the issuance of shares in conjunction with the 1997 acquisition of rights to a PMA and keratome patent.

Liquidity and Capital Resources.
--------------------------------

Working capital decreased $5,494,173 from $10,020,801 at December 31, 1996 to $4,526,628 as of September 30, 1997. This decrease in working capital resulted primarily from the net loss previously mentioned, purchases of furniture and equipment and investments in PMA rights, a keratome patent and license agreement and a vision managed care contract.

Operating activities used net cash of $2,955,728 during the first nine months of 1997, compared to $3,616,716 of net cash used during the same period in 1996. This decrease in cash used is primarily attributable to a substantial decrease in income tax assets during the first nine months of 1997. Other factors resulting in this decrease include an increase in amortization and depreciation costs, a decrease in net receivables and an increase in accrued expenses, partially offset by an increase in the net loss for the first nine months of 1997. The Company used $15,247,194 in cash related to investing activities during the first nine months of 1997 compared to $526,711 of cash being provided by investing activities over the same period in 1996. Net cash used in investing activities during the first three quarters of 1997 can be primarily attributed to the acquisition of certain patents and license agreements from IBM and others, the purchase of office and computer equipment, and the purchase of a vision managed care contract, partially offset by the proceeds from the exclusive licensure of such patents. Net cash provided by financing activities during the first nine months of 1997 was $17,363,579 and consisted of net proceeds from the issuance of Preferred Stock to finance the acquisition of the IBM patents, the credit facility with FCC and the exercise of stock options, offset by the repayment of a note payable to former owners of MEC and cost related to the repayment of a capital lease obligation. That compares to cash provided by financing activities in the first nine months of 1996 of $3,936,605, consisting of net proceeds from the sale of common and preferred stock totaling $5,602,440 net of a repayment of $1,665,835 in notes payable and capital lease obligations.

The Company experienced a significant increase in negative cash flow from operations in the third quarter of 1997, largely resulting from the level of laser system sales and the increase in research, development and regulatory expenses resulting from the development of the LaserScan LSX and other efforts as previously described. The Company expects cash flow from operations to show improvement in the fourth quarter of 1997 and first quarter of 1998 as a result of the expected shipment of the LaserScan LSX and ADKs as previously discussed. Based on these factors, the Company believes that its balances of cash and cash equivalents along with expected operating cash flows and the availability of the FCC revolver will be sufficient to fund its anticipated working capital requirements for the next twelve month period based on modest growth and anticipated collection of receivables. A failure to collect timely a material portion of current receivables or unexpected delays in the shipment of the LaserScan LSX or ADK products could have a material adverse effect on the Company's liquidity. The Company, which implemented more stringent sales criteria during 1996, may from time to time reassess its credit policy and the terms it will make available to individual customers. As a result of a growing presence in a number of countries and continued acceptance of the Company's laser systems, the Company intends to internally finance a proportionately smaller number of sales over periods exceeding eighteen months than in 1996 and preceding years. There can be no assurance as to the terms or amount of third-party financing, if any, that the Company's customers may obtain in the future. The Company is placing greater emphasis on the terms and collection timing of future sales.

During the third quarter of 1997, the Company and FCC modified the financial covenants related to the FCC credit facility. The Company has complied with such covenants for the quarter ended September 30, 1997. Some covenants are cumulative in nature and meeting them will require continuous improvement in the Company's operating performance. Should such operating levels not be achieved, the Company would be in default of its agreement and FCC would have the right to accelerate the Company's repayment obligation. In addition, such default would entitle the holders of Series B Preferred Stock to have the right to redeem at a premium over the face amount.

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

On November 13, 1996, the Company announced that it had engaged the investment banking firm of A.G. Edwards & Sons to explore and evaluate strategic business opportunities. Such efforts were put on hold in June 1997.

In October 1996, the Company announced an agreement in principle with Laser Vision Centers, Inc. ("Laser Vision") to create a joint venture to make excimer laser technology available to the participating physicians of LaserSight Centers. Although the Company and Laser Vision have to date not executed any written agreement or resolved pricing and other issues, they occasionally discuss various possible joint ventures involving the two companies. There can be no assurance that such discussions will lead to a definitive agreement or as to the terms of any such agreement.

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

Company-Related Uncertainties
-----------------------------

Redemption Consequences if Stockholder Approval is Not Obtained. If for any reason the Company's shareholders do not approve, by December 26, 1997, the possible issuance of an indefinite number of shares issued upon conversion, the Company will be obligated to redeem, at the Special Redemption Price (as defined below), a sufficient number of shares of Series B Preferred Stock which will permit conversion of 200% of the remaining shares of Series B Preferred Stock without breaching any obligation of the Company under the Company's listing agreement with the Nasdaq National Market. The "Special Redemption Price" means a cash payment equal to the greater of (i) the liquidation preference of $10,000 multiplied by 125% or (ii) the current value of the Common Stock, using the price per share of Common Stock, which the holders of such shares of Series B Preferred Stock would otherwise be entitled to receive upon conversion. Such redemption must be completed within five business days of the event which required such redemption. Any delay in payment will cause such redemption amount to accrue interest at the rate of 1% per month during the first 30 days, pro rated daily (2% monthly, pro rated daily, thereafter).

Unlimited Number of Shares Issuable to Series B Holders, Subject to Shareholder Approval and Based on the Conversion Formula. Although the holders of the Series B Preferred Stock have voting rights only under the limited circumstances required by Delaware corporate law and are not entitled to receive any dividends unless dividends are concurrently paid on the Common Stock, there is no limit on the number of shares which the holders of the Series B Preferred Stock would be entitled to receive upon the conversions thereof, subject to the approval of the Company's shareholders of the issuance of more than 1,995,532 shares of Common Stock in connection with such conversions. In addition, in the event of a liquidation of the Company, the holders of the Series B Preferred Stock would be entitled to receive distributions in preference to the holders of the Common Stock.

Uncollectible Receivables Could Potentially Exceed Reserves for Estimated Losses. At September 30, 1997, the Company's trade accounts and notes receivable aggregated approximately $11,090,000 net of total allowances for collection losses and returns of approximately $1,650,500. Approximately 87 percent of net receivables at September 30, 1997 relate to international accounts. Accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, aggregated approximately $1,551,000 at September 30, 1997. Exposure to collection losses on technology-related receivables is principally dependent on the Company's customers ongoing financial condition and their ability to generate revenues from the Company's laser systems. The Company's ability to evaluate the financial condition and revenue generating ability of prospective customers located outside of the United States is generally more limited than for customers located in the United States. The Company monitors the status of its receivables and maintains a reserve for estimated losses. The Company's operating history has been relatively short. There can be no assurance that the current reserves for estimated losses ($1,393,000 at September 30, 1997) will be sufficient to cover actual write-offs over time. Actual write-offs that materially exceed amounts reserved could have a material adverse effect on the Company's consolidated financial condition and results of operations.

Possible Issuance of Stock--The Farris Group. To the extent that an earnout provision relating to the Company's acquisition of The Farris Group in 1994 is satisfied based on certain annual pre-tax income targets through December 31, 1998, the Company would be required to issue to the former owner of such company (Mr. Michael R. Farris, the President and Chief Executive Officer of the Company) an aggregate of up to 750,000 shares of Common Stock (collectively, the "Farris Earnout Shares"). To date 406,700 Farris Earnout Shares have been issued based on the operating results of the Farris Group through December 31, 1995. As a result of the loss incurred by The Farris Group during 1996, no Farris Earnout Shares became issuable for such year. If additional Farris Earnout Shares become issuable, goodwill and the resulting amortization expense will increase.

Contingent Commitments to Issue Additional Shares. The Company has agreed in connection with its acquisition of the assets of the Northern New Jersey Eye Institute by LSIA in July 1996 to issue up to 102,798 additional shares of Common Stock if the fair market value of the Common Stock in July 1998 is less than $15 per share. The Company may from time to time in the future include similar provisions in other acquisitions. Investors who benefit from such provisions effectively receive limited protection from declines in the market price of the Common Stock, but other investors can expect to incur dilution of their ownership interest in the event of a decline in the price of the Common Stock.

Possible Need for Additional Capital. The Company may seek alternative sources of capital to fund its product development activities, to consummate future strategic acquisitions, and to accelerate its implementation of managed care strategies. The Company may also need additional capital to introduce its laser systems into the United States market after receiving FDA approval and to satisfy certain contingent payment obligations under its PMA acquisition agreement of July 1997. In addition, the Company may have additional capital requirements upon certain FDA approvals and other events. Except for up to $3.2 million of additional borrowing available under its credit facility with FCC, the Company has no present commitments to obtain such capital, and no assurance can be given that the Company will be able to obtain additional capital on terms satisfactory to the Company. To the extent that future financing requirements are satisfied through the sale of equity securities, holders of Common Stock may experience significant dilution in earnings per share and in net book value per share. The FCC financing or other debt financing could result in a substantial portion of the Company's cash flow from operations being dedicated to the payment of principal and interest on such indebtedness and may render the Company more vulnerable to competitive pressures and economic downturns.

Risks Associated with Acquisitions. The Company has made four significant corporate acquisitions in the last four years (The Farris Group, MEC, LSIA's acquisition of the assets of NNJEI, and Photomed), as well as other asset acquisitions including the IBM patents. Although the Company is currently focusing on existing operations, the future ability of the Company to achieve growth through acquisitions will depend on a number of factors, including the availability of attractive acquisition opportunities, the availability of funds needed to complete acquisitions, the availability of working capital needed to fund the operations of acquired businesses and the effect of existing and emerging competition on operations. These prior acquisitions, as well as any future acquisitions, may not achieve adequate levels of revenue, profitability or productivity or may not otherwise perform as expected. Acquisitions also involve special risks, including risks associated with unanticipated liabilities and contingencies, diversion of management attention and possible adverse effects on earnings resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and difficulties related to the integration of the acquired business. Should additional acquisitions be sought, there can be no assurance that the Company will be able to successfully identify additional suitable acquisition candidates, complete additional acquisitions or integrate acquired business into its operations.

Significant Intangible Assets. Approximately $31.1 million of the Company's total assets as of September 30, 1997 represents intangible assets arising from acquisitions, of which approximately $14.8 million is goodwill which is being amortized using an estimated life ranging from 12 to 25 years, approximately $11.5 million is the cost of patents which are being amortized over a period ranging from 8 to 17 years, and approximately $4.8 million is the cost of licenses and technology acquired which is being amortized over a period ranging from 31 months to 12 years. Goodwill is an intangible asset that represents the difference between the total purchase price of the acquisitions and the amount of such purchase price allocated to the fair value of the net assets acquired. Goodwill and other intangibles are amortized over a period of time, with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income in that period. A reduction in net income resulting from the amortization of goodwill and other intangibles may have an adverse impact upon the market price of the Company's Common Stock. In addition, in the event of a sale or liquidation of the Company or its assets, there can be no assurance that the value of such intangible assets would be recovered.

Health Care Services-Related Uncertainties
------------------------------------------

Risks Associated with Managed Care Contracts. As an increasing percentage of optometric and ophthalmologic patients are coming under the control of managed care entities, the Company believes that its success will, in part, depend on the Company's ability to negotiate contracts with HMOs, employer groups and other private third-party payors pursuant to which services will be provided on a risk-sharing or capitated basis. Under some of such agreements, the eye care provider accepts a predetermined amount per month per patient in exchange for providing all necessary covered services to the enrolled patients. Such contracts pass much of the risk of providing care from the payer to the provider. The proliferation of such contracts in markets served by the Company could result in greater predictability of revenues, but greater unpredictability of expenses. There can, however, be no assurance that the Company will be able to negotiate satisfactory arrangements on a risk-sharing or capitated basis. In addition, to the extent that patients or enrollees covered by such contracts require more frequent or extensive care than anticipated, operating margins may be reduced or, in the worst case, the revenues derived from such contracts may be insufficient to cover the costs of the services provided. As a result, the Company may incur additional costs, which would reduce or eliminate anticipated earnings under such contracts and could have a material adverse affect on the Company's results of operations.

Health Care Regulation - General. The Company is subject to extensive state, federal and local regulations. The Company is also subject to laws and regulations relating to business corporations in general. The Company believes its operations are in substantial compliance with applicable law. However, there can be no assurance that review of the Company's business, its affiliates, and contractual arrangements by courts or health care, tax, labor, and other regulatory authorities will not result in determinations that could adversely affect the operations of the Company. Also, there can be no assurance that the health care regulatory environment will not change and restrict the Company's existing operations or limit the expansion of the Company's business. The health care industry is presently experiencing sweeping and dynamic change. Much of this change has been prompted by market forces. Numerous legislative proposals and laws also have prompted other changes in the industry. In recent years a number of governmental and other public initiatives have developed to reform the health care system in the United States. If adopted, certain of these initiatives could substantially alter the method of delivery and reimbursement for medical care services in this country. There can be no assurance that current or future legislative initiatives or governmental regulation will not adversely affect the business of the Company.

More generally, in recent years there have been changes in statutes and regulations regarding the provision of health care services and the Company anticipates that such statutes and regulations will continue to be the subject of future modification. The Company cannot predict what changes may be enacted, and what effect changes in these regulations might have upon the Company and its prospects. It is possible that federal or state legislation could contain provisions resulting in governmental price ceilings (even on procedures for which government health insurance is not available) which may adversely affect the ophthalmic laser market or otherwise adversely affect the Company's business in the United States. The uncertainty regarding additional health care statutes or regulations, and the enactment of reform legislation, could have an adverse affect on the development and growth of the company's business and might result in additional volatility in the market price of the Company's securities.

Health Care Regulation - Referrals. The health care industry is subject to "anti-referral" and "anti-kickback" laws governing patient referrals, and other laws concerning fee splitting with non-physicians. Although the Company believes that its operations are in substantial compliance with existing applicable laws, the Company's business operations have not been the subject of judicial or regulatory review. There can be no assurance that the Company's business will not be reviewed in the future, and if reviewed or challenged that the Company would prevail. Any such review or challenge of the Company's business could result in determinations that could adversely affect the operations of the Company. There can be no assurance that the health care regulatory environment will not change so as to restrict the Company's existing operations or their expansion. Aspects of certain health care reforms as proposed in the past, such as further reductions in Medicare and Medicaid payments and additional prohibitions on physician ownership, directly or indirectly, or facilities to which they refer patients, if adopted, could adversely affect the Company.

Corporate Practice of Medicine. The laws of many states prohibit business corporations or other non-professional corporations such as the Company from practicing medicine and employing physicians to practice medicine. The Company intends to perform only non-medical administrative services, does not represent to the public or patients or participating providers that it offers medical services, and does not intend to exercise influence or control over the practice of medicine by the participating providers with whom it affiliates pursuant to contractual arrangements. Accordingly, the Company believes that its intended operations will not be in violation of applicable state laws relating to the practice of medicine. However, the laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that the Company's activities will be found to be in compliance, if challenged. The laws of many states also prohibit non-professional corporations such as the Company and other entities that are not owned entirely by physicians from employing physicians, optometrists and other similar provessionals having control over clinical decision-making, or engaging in other activities that are deemed to constitute the practice of medicine. Some states also prohibit non-professional corporations from owning, maintaining or operating an office or facility for the practice of medicine. Some states also prohibit non-professional corporations from owning, maintaining or operating an office or facility for the practice of medicine. These laws may be construed to permit arrangements under which the physicians are not employed by or otherwise controlled as to clinical matters by the party supplying such facilities and non-professional services but provide services under contract with such an entity.

Professional Liability. Although the Company does not intend to engage in the practice of medicine, there can be no assurance that the Company will not have liability arising from the medical services, utilization review, peer review, or other similar activities, of the participating providers. Under its contractual arrangements, the Company requires all participating providers to carry professional liability insurance and other insurance necessary to insure against such risks, and, where possible, to add the Company as an additional insured under such professional liability insurance policies and other applicable policies of the participating provider. It is unlikely that such insurers will add the Company as an additional insured. The Company carries general liability and casualty insurance, but there can be no assurance that claims in excess of any insurance coverage will not be asserted against the Company. The availability and cost of such insurance is beyond the control of the Company, and the cost of such insurance to the Company may have an adverse effect on the Company's operations. Additionally, successful claims of liability asserted against the Company that exceed applicable policy limits could have a material adverse effect on the Company.

Competition. The Company will compete with other companies which seek to acquire the business assets of, provide management and other services to, and affiliate with existing provider practices. Other companies are actively engaged in businesses similar to that of the Company, some of which have substantially greater financial resources and longer operating histories than the Company and are located in areas where the Company may seek to expand in the future. The Company assumes that additional companies with similar objectives may enter the Company's markets and compete with the Company and there can be no assurance that the Company will be able to compete effectively with such companies. Additionally, the market for vision care is becoming increasingly competitive. The Company's participating providers may compete with many other providers. Competition is based on many factors including marketing and financial strength, public image and the strength of established relationships in the industry. There can be no assurance that the Company's participating providers can
successfully   compete  in  their   respective   markets.

Insurance Regulation. Federal and state laws regulate insurance companies, HMOs and other managed care organizations. Many states also regulate the establishment and operation of networks of health care providers. Generally, these laws do not apply to the hiring and contracting of physicians by other health care providers. There can be no assurance that regulators in the states in which the Company operates would not apply these laws to require licensure of the Company's health care operations as an HMO, an insurer or a provider network. The Company believes that it is in compliance with these laws in the states in which it presently does business, but there can be no assurance that interpretations of these laws by the regulatory authorities in these states or in the states in which the Company may expand its managed care operations, or that if licensing is required, that the Company could complete such licensing in a timely manner. In addition, there can be no assurance that the Company's strategy to expand its managed vision care business will not subject it to regulation in other states.

Dependence on Major Customer. Blue Cross and Blue Shield of Maryland (BC/BS) accounted for 44.4% and 49.1% of the revenues of the Company's health care services segment during the year ended 1996 and the nine months ended September 30, 1997, respectively. Such revenues represented 22.5% and 26.4% of the Company's consolidated revenues during such 1996 and 1997 periods, respectively. A termination of or failure to renew the agreements between BC/BS and the Company could have a material adverse effect on the Company's results of operations and financial condition.

Technology-Related Uncertainties
--------------------------------

Uncertainty Concerning Patents. Should LaserSight Technologies' lasers be found to infringe upon any valid and enforceable patents in international markets, or by Pillar Point Partners in the U.S., then LaserSight Technologies may be required to license such technology from them. Should such licenses not be obtained, LaserSight Technologies might be prohibited from manufacturing or marketing its PRK-UV lasers in these countries where patents are in effect.

New Products. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of its new LaserScan LSX excimer laser and other new products and enhancements, or that its new products and enhancements will be accepted in the marketplace, including the disposable keratome product licensed in September 1997. As is typical in the case of new and rapidly evolving industries, demand and market acceptance for recently introduced technology and products are subject to a high level of uncertainty. In addition, announcements of currently planned or other new product offerings may cause customers to defer purchasing existing Company products.

Potential Product Liability Claims; Limited Insurance. As a producer of medical devices, the Company may face liability for damages to users of such devices in the event of product failure. The testing and use of human care products entails an inherent risk of negligence or other action. An award of damages in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. While the Company maintains product liability insurance, there can be no assurance that any such liability of the Company will be included within its insurance coverage or that damages will not exceed the limits of its coverage. The Company's current insurance coverage limitation is $6,000,000, including up to $5,000,000 of coverage under an excess liability policy effective July 1, 1997.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         Pillar Point Partners
         ---------------------

         On March 25, 1997, the Company entered into an agreement with Pillar Point Partners and each co-plaintiff to resolve this litigation. Under the agreement, Pillar Point Partners and each co-plaintiff granted a release from liability under any of their patents for certain of the Company's ultraviolet laser corneal surgery systems and any service or procedure performed with such systems before the effective date of the agreement. The Company paid a nominal fee in April 1997 and agreed to notify Pillar Point Partners and the co-plaintiffs before LaserSight begins manufacturing or selling in the United States in the future. The action was dismissed without prejudice in the United States District Court for the District of Delaware on March 26, 1997.

         VISX
         ----

         On May 27, 1997, the Company entered into a License Agreement with VISX, Incorporated to settle this litigation as well as any and all potential claims related to patent infringement prior to May 1, 1997. The agreement calls for an aggregate of $230,400 to be paid in eight quarterly installments of $28,800 each.

         Euro Pacific Securities Services
         --------------------------------

         To collect a $1,140,000 stock subscription receivable, the Company initiated a lawsuit that is presently pending before the United States District Court for the Middle District of Florida-Orlando Division in June 1996 against Euro Pacific Securities Services GMBH & Co., KG and Wolf Wiese (the "defendants"). In July 1997, after failing to timely file a counterclaim, the defendants filed a separate lawsuit in the same court against the Company and its LaserSight Technologies, Inc. subsidiary, without obtaining leave from the court, claiming breach of contract, coercion to enter a contract, misrepresentation, and other charges and seeking an unspecified amount of monetary damages. The Company believes that the charges are without merit and procedurally flawed. A motion for summary judgment is currently on file with the court, but has not been acted upon.

         Northern New Jersey Eye Institute
         ---------------------------------

         In October 1997, the Company received a request for mediation/arbitration from Northern New Jersey Eye Institute, P.A. (NNJEI) which relates to the services agreement between LSIA (a wholly owned subsidiary of the Company) and NNJEI. This services agreement was entered into as part of the Company's July 1996 acquisition of the assets of NNJEI. The request for mediation alleges breach of contract and fraud which the Company denies and intends to vigorously defend. The mediation is scheduled for mid-November and will be followed by binding arbitration if a resolution cannot be reached.

ITEM 2   CHANGES IN SECURITIES

         a) As previously reported, the Company completed a private placement of its Series B Preferred Stock on August 29, 1997. Although the holders of the Series B Preferred Stock have voting rights only under the limited circumstances required by Delaware corporate law and are not entitled to receive any dividends unless dividends are concurrently paid on the Common Stock, there is no limit on the number of shares which the holders of the Series B Preferred Stock would be entitled to receive upon the conversions thereof, subject to the approval of the Company's shareholders of the issuance of more than 1,995,532 shares of Common Stock in connection with such conversions. In addition, in the event of a liquidation of the Company, the holders of the Series B Preferred Stock would be entitled to receive distributions in preference to the holders of the Common Stock. See Note 6 of Notes to Condensed Consolidated Financial Statements.

         b)  Not applicable.

         c) During the third quarter ended September 30, 1997, the Company has sold or issued the following unregistered securities:

             (1) In July 1997, the Company issued 535,515 shares of Common Stock to Frederic B. Kremer as partial consideration for acquisition of PMA application. For further information, see Note 7 of Notes to Condensed Consolidated Financial Statements.

             (2) In August 1997, the Company granted investors and the placement agent warrants to purchase 790,000 shares of Common Stock. The warrants are exerciseable at a price of $5.91 per share at any time during the next five years.

             The issuance and sale of all such shares was intended to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof due to, among other thing, (i) the limited number of persons to whom the shares were issued, (ii) the distribution of disclosure documents to all investors, (iii) the fact that each such person represented and warranted to the Company, among other things, that such person was acquiring the shares for investment only and not with a view to the resale or distribution thereof, and (iv) the fact that certificates representing the shares were issued with a legend to the effect that such shares had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom.

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

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

                                  EXHIBIT INDEX
                                  -------------

Exhibit 2 -  Plans of Acquisition, Reorganization

 2.1     See  Exhibits  10.1, 10.6, 10.13, 10.17, 10.20, 10.21, 10.26, 10.35 and
         10.36.

Exhibit 3 - Articles of Incorporation and Bylaws

 3.1 Certificate of Incorporation, as amended (filed as Exhibit 1 to the Company's Form 8-A/A filed on September 29, 1997*).

 3.2 Bylaws, as amended (filed as Exhibit 3 to the Company's Form 10-K for the year ended December 31, 1992*).

Exhibit 4  -  Instruments Defining the Rights of Security Holders

 4.1     See Exhibits 3.1 and 3.2.

Exhibit 10 - Material Contracts

10.1 Agreement for Purchase and Sale of Stock by and among LaserSight Centers Incorporated, its stockholders and LaserSight Incorporated dated January 15, 1993 (filed as Exhibit 2 to the Company's Form 8-K/A filed on January 25, 1993*).

10.2 Amendment to Agreement for Purchase and Sale of Stock by and among LaserSight Centers Incorporated, its stockholders, and LaserSight Incorporated dated April 5, 1993 (filed as Exhibit 2 to the Company's Form 8-K/A filed on April 19, 1993*).

10.3 Royalty Agreement by and between LaserSight Centers Incorporated and LaserSight Partners dated January 15, 1993 (filed as Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1995*).

10.4 Exchange Agreement dated January 25, 1993 between LaserSight Centers Incorporated and Laser Partners (filed as Exhibit 10.6 to the Company's Form 10-K for the year ended December 31, 1995*).

10.5 Stipulation and Agreement of Compromise, Settlement and Release dated April 18, 1995 among James Gossin, Francis E. O'Donnell, Jr., J.T. Lin, Wen S. Dai, Emanuela Dobrin-Charlton, C.H. Huang, W. Douglas Hajjar, and LaserSight Incorporated (filed as Exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 1995*).

10.6 Agreement for Purchase and Sale of Stock dated December 31, 1993, among LaserSight Incorporated, MRF, Inc., and Michael R. Farris (filed as
         Exhibit 2 to the Company's Form 8-K filed on December 31, 1993*).

10.7 First Amendment to Agreement for Purchase and Sale of Stock by and among MRF, Inc., Michael R. Farris and LaserSight Incorporated dated December 28, 1995 (filed as Exhibit 10.9 to the Company's Form 10-K for the year ended December 31, 1995*).

10.8 Technology Transfer Agreement dated July 25, 1995 between LaserSight Technologies, Inc., J.T. Lin, Ph.D. and Photon Data, Inc. (filed as
         Exhibit 10.4 to the Company's Form 10-Q for the quarter ended September 30, 1995*).

10.9 LaserSight Incorporated 1995 Stock Option Plan (filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended September 30, 1995*).

10.10 Modified Promissory Note between LaserSight Incorporated, EuroPacific Securities Services, GmbH and Co. KG and Wolf Wiese (filed as Exhibit
         10.6 to the Company's Form 10-Q for the quarter ended September 30, 1995*).

10.11    Employment Agreement by and between LaserSight Incorporated and Michael
         R. Farris dated December 28, 1995 (filed as Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1995*).

10.12 Employment Agreement dated December 1995 by and between LaserSight Incorporated and David Pieroni (filed as Exhibit 10.18 to the Company's Form 10-K for the year ended December 31, 1995*).

10.13 Agreement and Plan of Merger by and among LaserSight Incorporated, MEC Health Care, Inc., Dr. Mark B. Gordon, O.D. and Dr. Howard M. Levin, O.D., dated August 28, 1995 as amended as of October 5, 1995 (filed as
         Exhibit 2 to the Company's Form 8-K filed on October 19, 1995*).

10.14    Patent License Agreement dated December 21, 1995 by and between Francis
         E. O'Donnell, Jr. and LaserSight Centers, Inc. (filed as Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1995*).

10.15 LaserSight Incorporated 1996 Equity Incentive Plan (filed as Exhibit A to the Company's definitive proxy statement dated April 30, 1996*).

10.16 LaserSight Incorporated Amended and Restated Non-Employee Directors Stock Option Plan (filed as Exhibit B to the Company's definitive proxy statement dated May 19, 1997*).

10.17 Agreement and Plan of Merger dated April 18, 1996 among LaserSight Incorporated, Eye Diagnostics & Surgery, P.A., LSI Acquisition, Inc., John W. Norris, M.D. and Bernard Spier, M.D. (filed as Exhibit 2 (i) to the Company's Form 8-K dated July 18, 1996*).

10.18 Amendment to the Agreement and Plan of Merger dated June 17, 1996 (filed as Exhibit 2 (ii) to the Company's Form 8-K dated July 18, 1996*).

10.19 Second Amendment to the Agreement and Plan of Merger dated July 3, 1996 (filed as Exhibit 2 (iii) to the Company's Form 8-K dated July 18, 1996*).

10.20 Agreement and Plan of Merger dated June 17, 1996 among LaserSight Incorporated, LaserSight Acquisition, Inc., Cataract Hotline, Inc. and Michael R. Norris (filed as Exhibit 2 (iv) to the Company's Form 8-K dated July 18, 1996*).

10.21 Asset Purchase Agreement dated April 18, 1996 between LaserSight Incorporated and John W. Norris, M.D. (filed as Exhibit 2 (vi) to the Company's Form 8-K dated July 18, 1996*).

10.22    Amendment  to Asset  Purchase  Agreement  dated June 17, 1996 (filed as
         Exhibit 2 (vii) to the Company's Form 8-K dated July 18, 1996*).

10.23 Agreement dated January 8, 1997 to amend Agreement and Plan of Merger by and among LaserSight Incorporated, Mark B. Gordon, O.D. and Howard
         M. Levin, O.D. (filed as Exhibit 10.34 to the Company's Form 10-K for the year ended December 31, 1996*).

10.24 Agreement dated September 18, 1996 between David T. Pieroni and LaserSight Incorporated (filed as Exhibit 10.35 to the Company's Form 10-K for the year ended December 31, 1996*).

10.25 Agreement dated December 17, 1996 between Public Company Publishing, Inc., Samuel S. Duffey and LaserSight Incorporated (filed as Exhibit
         10.36 to the Company's Form 10-K for the year ended December 31, 1996*).

10.26 Agreement dated January 1, 1997, between International Business Machines Corporation and LaserSight Incorporated (filed as Exhibit
         10.37 to the Company's Form 10-K for the year ended December 31, 1996*).

10.27 Addendum dated March 7, 1997 to Agreement between International Business Machines Corporation and LaserSight Incorporated (filed as
         Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996*).

10.28 Second Amendment to Agreement for Purchase and Sale of Stock by and among LaserSight Centers Incorporated, its stockholders and LaserSight Incorporated dated March 14, 1997 (filed as Exhibit 99.1 to the Company's Form 8-K filed on March 27, 1997*).

10.29 Amendment to Royalty Agreement by and between LaserSight Centers Incorporated, Laser Partners and LaserSight Incorporated dated March 14, 1997 (filed as Exhibit 99.2 to the Company's Form 8-K filed on March 27, 1997*).

10.30 Employment Agreement dated September 16, 1996 by and between LaserSight Incorporated and Richard L. Stensrud (filed as Exhibit 10.41 to the Company's Form 10-Q filed on May 9, 1997*).

10.31 Loan and Security Agreement dated March 31, 1997 by and between LaserSight Incorporated and certain of its subsidiaries and Foothill Capital Corporation (filed as Exhibit 10.42 to the Company's Form 10-Q filed on August 14, 1997*).

10.32 Consent and Amendment Number One to Loan and Security Agreement dated July 28, 1997 by and between LaserSight Incorporated and Foothill Capital Corporation (filed as Exhibit 10.43 to the Company's Form 10-Q filed on August 14, 1997*).

10.33 Warrant to purchase 500,000 shares of Common Stock dated March 31, 1997 by and between LaserSight Incorporated and Foothill Capital Corporation (filed as Exhibit 10.44 to the Company's Form 10-Q filed on August 14, 1997*).

10.34 License Agreement dated May 20, 1997 by and between VISX, Incorporated and LaserSight Incorporated (filed as Exhibit 10.45 to the Company's Form 10-Q filed on August 14, 1997*).

10.35 Patent Purchase Agreement dated July 15, 1997 by and between LaserSight Incorporated and Frederic B. Kremer, M.D. (filed as Exhibit 2.(i) to the Company's Form 8-K filed on August 13, 1997*).

10.36 Agreement and Plan of Merger dated July 15, 1997 by and among LaserSight Incorporated, Photomed Acquisition, Inc., Photomed, Inc., Frederic B. Kremer, M.D., Linda Kremer, Robert Sataloff, Trustee for Alan Stewart Kremer and Robert Sataloff, Trustee for Mark Adam Kremer (filed as Exhibit 2.(ii) to the Company's Form 8-K filed on August 13, 1997*).

10.37    Securities  Purchase  Agreement  dated  August 29,  1997 by and between
         LaserSight   Incorporated   and  purchasers  of  Series  B  Convertible
         Participating Preferred Stock of LaserSight Incorporated.

10.38    Registration  Rights  Agreement  dated  August 29,  1997 by and between
         LaserSight   Incorporated   and  purchasers  of  Series  B  Convertible
         Participating Preferred Stock of LaserSight Incorporated.

10.39 Warrant to purchase 750,000 shares of Common Stock dated August 29, 1997 by and between LaserSight Incorporated and purchasers of Series B Convertible Participating Preferred Stock of LaserSight Incorporated.

10.40 Consent and Amendment Number Two to Loan and Security Agreement dated August 29, 1997 by and between LaserSight Incorporated and Foothill Capital Corporation.

10.41 Consent and Amendment Number Three to Loan and Security Agreement dated September 10, 1997 by and between LaserSight Incorporated and Foothill Capital Corporation.

10.42 Independent Contractor Agreement by and between Byron Santos, M.D. and LaserSight Technologies, Inc.


----------------------
*Incorporated herein by reference.  File No. 0-19671.

Exhibit 11      Statement of Computation of Per Share Earnings

Exhibit 27      Financial Data Schedule

                b)  Reports on Form 8-K

                On July 1, 1997, the Company filed with the Commission a Current Report on Form 8-K regarding conversion of the last of the Series A Convertible Preferred Stock and a press release issued by the Company dated July 1, 1997, regarding an update on the patent purchase agreement with IBM.

                On July 31, 1997, the Company filed with the Commission a Current Report on Form 8-K regarding the press release issued by the Company dated July 31, 1997, regarding an update on the patent purchase agreement with IBM.

                On August 13, 1997, the Company filed with the Commission a Current Report on Form 8-K regarding the acquisition of the rights to a Pre-Market Approval application with the Food and Drug Administration for a laser dedicated to perform LASIK and a keratome patent.

                On September 2, 1997, the Company filed with the Commission a Current Report on Form 8-K regarding the press release issued by the Company dated September 2, 1997, announcing completion of the patent acquisitions from IBM.

                On September 11, 1997, the Company filed with the Commission a Current Report on Form 8-K regarding the press release issued by the Company dated September 9, 1997, announcing that LaserSight acquired a license and the rights to a disposable keratome.

                On September 15, 1997, the Company filed with the Commission a Current Report on Form 8-K regarding the purchase of the patent portfolio from IBM on August 29, 1997.

                On September 24, 1997, the Company filed with the Commission a Current Report on Form 8-K regarding the press release issued by the Company dated September 23, 1997, announcing that LaserSight received $4 million for an exclusive license covering the vascular and cardiovascular rights included in the patents purchased from IBM.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LaserSight Incorporated




Dated:     November 14, 1997                   By: /s/ Michael R. Farris
     ----------------------------                 --------------------------
                                                   Michael R. Farris,
                                                   Chief Executive Officer



Dated:     November 14, 1997                   By: /s/ Gregory L. Wilson
     ----------------------------                 --------------------------
                                                   Gregory L. Wilson,
                                                   Chief Financial Officer