Form 10-Q/A
period 1997-03-31
LASERSIGHT INC /DE
filed 1997-12-11
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A
(Mark One)
[ X ] Quarterly  Report  Pursuant  to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934. For the quarterly period ended March 31, 1997.

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

                                EXPLANATORY NOTE

This filing amends certain previously-filed information contained in Part I., Items 1 and 2. No other items have been amended.


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


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                   (Unaudited)

                                                                              1997                1996
                                                                      ----------------     ---------------
                                                                                             (Restated)
       REVENUES, net                                                       $6,518,142          $4,583,638

       COST OF SALES                                                        1,043,798             634,047
       PROVIDER PAYMENTS                                                    1,404,896             934,958
                                                                      ----------------     ---------------

       GROSS PROFIT                                                         4,069,448           3,014,633

       RESEARCH, DEVELOPMENT AND
         REGULATORY EXPENSES                                                  362,204             736,132

       SELLING, GENERAL AND ADMINISTRATIVE
         EXPENSES                                                           4,342,987           4,186,597
                                                                      ----------------     ---------------

       LOSS FROM OPERATIONS                                                 (635,743)         (1,908,096)

       OTHER INCOME AND EXPENSES
         Interest income                                                       97,364              54,746
         Interest expense                                                    (59,643)            (26,364)
         Other                                                               (50,000)                   -
                                                                      ----------------     ---------------

       NET LOSS BEFORE INCOME TAXES                                         (648,022)         (1,879,714)

       INCOME TAX BENEFIT                                                           -           (647,950)
                                                                      ----------------     ---------------

       NET LOSS                                                             (648,022)         (1,231,764)


       CONVERSION DISCOUNT ON PREFERRED STOCK                                       -           (909,500)

       PREFERRED STOCK DIVIDEND REQUIREMENTS                                        -           (129,945)
                                                                      ----------------     ---------------
       LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                            $(648,022)        $(2,271,209)
                                                                      ================     ===============

       LOSS PER COMMON SHARE
           Primary:                                                           $(0.07)             $(0.32)
                                                                      ================     ===============
           Assuming full dilution:                                            $(0.07)             $(0.32)
                                                                      ================     ===============


       WEIGHTED AVERAGE NUMBER
             OF SHARES OUTSTANDING
           Primary:                                                         8,821,000           7,020,000
                                                                      ================     ===============
           Assuming full dilution:                                          8,821,000           7,020,000
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


          Accounting Change - Loss Per Share

          Pursuant to Emerging Issues Task Force (EITF) Announcement No. D-60, the value of the conversion discount on the Series A Convertible Preferred Stock has been reflected as an increase to the loss attributable to common shareholders for the three months ended March 31, 1996. The value of the conversion discount, approximately $900,000, and per share effect, ($0.13), has been reflected in the condensed consolidated statement of operations. Primary loss per share and fully diluted loss per share, as originally reported in the Company's quarterly report, were both ($0.19) for the three months ended March 31, 1996. This change did not affect any of the reported amounts in the condensed consolidated balance sheet as of March 31, 1996 or the net loss for the three months ended March 31, 1996.

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


                                                   1997                  1996
                                                   ----                  ----
                                                                      (Restated)

          Basic loss per share                   ($ 0.07)              ($ 0.31)

          Diluted loss per share                 ($ 0.07)              ($ 0.31)



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


Loss per Share. The Company's loss per primary and fully diluted share decreased to ($0.07) for the first three months of 1997 compared to ($0.32) in 1996. The decrease is attributable to the decrease in the net loss for the quarter ended March 31, 1997 over the same period in 1996 and the value of the conversion discount on preferred stock of $909,500 in the first quarter of 1996. Weighted average shares outstanding increased from the first quarter of 1996 as a result of the conversion into Common Stock of 108 of the 116 shares of convertible Preferred Stock issued in January 1996, the exercise of warrants and options, the issuance of shares in conjunction with the acquisition of NNJEI and the March 1997 amendment to the purchase agreement related to LaserSight Centers.

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

11        Statement of Computation of Per Share Earnings.

27 Financial Data Schedule (filed as Exhibit 27 to the Company's Form 10-K for the year ended December 31, 1996*).





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


                                             LaserSight Incorporated





Dated:   December 11, 1997                   By:    /s/ Michael R. Farris
     ------------------------                    --------------------------
                                                  Michael R. Farris,
                                                  Chief Executive Officer



Dated:   December 11, 1997                   By:    /s/ Gregory L. Wilson
      -----------------------                    --------------------------
                                                  Gregory L. Wilson,
                                                  Chief Financial Officer