Form 10-Q/A
period 1997-06-30
LASERSIGHT INC /DE
filed 1997-12-11
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1997.

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





                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended                        Six Months Ended
                                                        June 30,                                 June 30,
                                          -------------------------------------     ------------------------------------
                                               1997                 1996                 1997                1996
                                          ---------------      ----------------     ----------------    ----------------
                                                                   (Restated)                              (Restated)
REVENUES, Net                                 $5,408,572            $5,992,612          $11,926,714         $10,576,250

COST OF SALES                                    821,705               830,498            1,865,503           1,464,545
PROVIDER PAYMENTS                              1,415,343               994,538            2,820,239           1,929,496
                                          ---------------      ----------------     ----------------    ----------------

GROSS PROFIT                                   3,171,524             4,167,576            7,240,972           7,182,209

RESEARCH, DEVELOPMENT AND REGULATORY
  EXPENSES                                       550,427               311,490              912,631           1,047,622

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                     4,565,185             3,907,671            8,908,172           8,094,268
                                          ---------------      ----------------     ---------------     ----------------

LOSS FROM OPERATIONS                         (1,944,088)              (51,585)          (2,579,831)         (1,959,681)

OTHER INCOME AND EXPENSES
  Interest and dividend income                   100,507                35,168              197,871              89,914
  Interest expense                             (368,529)              (21,224)            (428,172)            (47,588)
  Other                                        (230,400)                    --            (280,400)                  --
                                          ---------------      ----------------     ----------------    ----------------

NET LOSS BEFORE INCOME TAXES                 (2,442,510)              (37,641)          (3,090,532)         (1,917,355)

INCOME TAX BENEFIT                                    --              (12,701)                   --           (660,651)
                                          ---------------      ----------------     ----------------    ----------------

NET LOSS                                     (2,442,510)              (24,940)          (3,090,532)         (1,256,704)

CONVERSION DISCOUNT ON PREFERRED STOCK               --              (101,057)                  --          (1,010,557)

PREFERRED STOCK DIVIDEND REQUIREMENTS            (3,487)             (138,075)             (13,350)           (268,020)
                                          ---------------      ----------------     ----------------    ----------------
LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS    $(2,445,997)            $(264,072)         $(3,103,882)        $(2,535,281)
                                          ===============      ================     ================    ================

LOSS PER COMMON SHARE

  Primary:                                       ($0.26)               ($0.04)              ($0.34)             ($0.36)
                                          ===============      ================     ================    ================
  Assuming full dilution:                        ($0.26)               ($0.04)              ($0.34)             ($0.36)
                                          ===============      ================     ================    ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING
  Primary:                                     9,381,000             7,051,000            9,103,000           7,035,000
                                          ===============      ================     ================    ================
  Assuming full dilution:                      9,424,000             7,089,000            9,176,000           7,084,000
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


         Accounting Change - Loss Per Share

         Pursuant to Emerging Issues Task Force (EITF) Announcement No. D-60, the value of the conversion discount on the Series A Convertible Preferred Stock has been reflected as an increase to the loss attributable to common shareholders for the three and six month periods ended June 30, 1996. The value of the conversion discount, approximately $100,000 and $900,000, respectively, and per share effect, ($0.02) and ($0.14), respectively, has been reflected in the condensed consolidated statement of operations. Primary loss per share and fully diluted loss per share, as originally reported in the Company's quarterly report, were both ($0.02) for the three months ended June 30, 1996 and both ($0.22) for the six months ended June 30, 1996. This change did not affect any of the reported amounts in the condensed consolidated balance sheet as of June 30, 1996 or the net loss for the three and six month periods ended June 30, 1996.

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

                                      Three Months Ended      Six Months Ended
                                            June 30,               June 30,
                                           --------                --------
                                      1997        1996         1997        1996
                                      ----        ----         ----        ----
                                               (Restated)             (Restated)

         Basic loss per share       ($0.26)     ($0.03)      ($0.34)     ($0.34)

         Diluted loss per share     ($0.26)     ($0.03)      ($0.34)     ($0.34)


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


Loss Per Share. Loss per primary and fully diluted share increased to $0.26 for the second quarter of 1997 compared to $0.04 for the same period in 1996. Loss per primary and fully diluted share decreased to $0.34 for the six month period ended June 30, 1997, compared to $0.36 for the same period in 1996. These results are attributable to the higher net loss incurred during both the first and second quarters of 1997 offset for the six months ended June 30, 1996 by the value of the conversion discount on preferred stock of $1,010,557. Weighted average shares outstanding increased from the second quarter of 1996 as a result of the conversion into Common Stock of 116 shares of convertible Preferred Stock issued in January 1996, the exercise of options, the issuance of shares in conjunction with the 1996 acquisition of NNJEI, the 1997 amendment to the purchase agreement related to LaserSight Centers and the earnout provisions of the 1994 acquisition of The Farris Group.


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

11       Statement of Computation of Per Share Earnings.

27 Financial Data Schedule (filed as Exhibit 27 to the Company's Form 10-Q filed on August 14, 1997*).

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