Form 10-Q/A
period 1997-09-30
LASERSIGHT INC /DE
filed 1997-12-11
CIK 879301

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
       ------------------------------    ----------------------------------


Commission File Number:  0-19671

                             LASERSIGHT INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                           65-0273162
  --------------------                          ------------------------------
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

                                EXPLANATORY NOTE

This filing amends certain previously-filed information contained in Part I., Items 1 and 2 and Part II., Item 1. No other items have been amended.


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES


Except for the historical information contained herein, the discussion in this Report contains forward-looking statements (within the meaning of Section 21E of the Exchange Act) that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties and Other Issues" in this report and in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996.


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

                  Condensed Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996

                  Condensed Consolidated Statements of Operations for the Three Month Periods and Nine Month Periods Ended September 30, 1997 and 1996

                  Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 1997 and 1996


                  Notes to Condensed Consolidated Financial Statements

          Item 2. Management's Discussion and Analysis of FinancialCondition and Results of Operations

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings

          Item 2. Changes in Securities

          Item 3. Defaults Upon Senior Securities

          Item 4. Submission of  Matters to a Vote of Security Holders

          Item 5. Other Information

          Item 6. Exhibits and Reports on Form 8-K

                                           PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                                      LASERSIGHT INCORPORATED AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                      September 30,      December 31,
                                                                                          1997              1996
                                                                                     ----------------   --------------
CURRENT ASSETS                                            ASSETS                       (Unaudited)
  Cash and cash equivalents                                                               $1,164,158       $2,003,501
  Accounts receivable - trade, net                                                         3,840,332        5,458,153
  Notes receivable - current portion, net                                                  3,711,675        3,159,575
  Inventories                                                                              3,991,541        3,328,903
  Deferred tax assets                                                                        570,296          667,998
  Income taxes recoverable                                                                    22,404          803,154
  Other current assets                                                                       577,019          221,922
                                                                                     ----------------   --------------
                                                     TOTAL CURRENT ASSETS                 13,877,425       15,643,206

Restricted cash                                                                            3,200,000                -
Notes receivable, less current portion, net                                                3,538,268        2,620,375
Property and equipment, net                                                                2,214,293        1,936,220
Deferred financing costs, net                                                                392,043                -
Goodwill, net                                                                             14,783,566       12,099,032
Patents, net                                                                              11,462,339           94,946
Pre-market approval application, net                                                       2,666,708                -
License agreement, net                                                                       800,000                -
Other assets, net                                                                          1,860,807        1,856,434
                                                                                     ----------------   --------------
                                                                                         $54,795,449      $34,250,213
                                                                                     ================  ===============
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                        $2,525,677       $2,216,792
  Note payable, less discount of $322,222                                                  3,677,778                -
  Note payable - related party                                                                     -        1,000,000
  Current portion of capital lease obligation                                                224,549          206,139
  Accrued expenses                                                                         1,748,266          764,084
  Accrued commissions                                                                      1,110,529        1,214,235
  Dividends payable                                                                                -           39,000
  Other current liabilities                                                                   63,998          182,155
                                                                                     ----------------   --------------
                                                  TOTAL CURRENT LIABILITIES                9,350,797        5,622,405

Refundable deposits                                                                          203,000          240,000
Accrued expenses, less current portion                                                       590,369          309,656
Deferred income taxes                                                                        570,296          667,998

Long-term obligations                                                                        971,018          641,623

Commitments and contingencies

Redeemable convertible preferred stock:
  Series B - par value $.001 per share; authorized 10,000,000 shares;
  1,600 and 0   issued at September 30, 1997 and December 31, 1996                        14,374,027                -

Stockholders' equity:
 Convertible preferred stock,  Series A - par value $.001 per share;  authorized
   10,000,000 shares; 0 and 8 shares issued and outstanding at
   September 30, 1997 and December 31, 1996, respectively                                          -                -
 Common stock - par value $.001 per share; authorized 20,000,000 shares;
   10,149,872 and 8,454,266 shares issued at September 30, 1997 and
   December 31, 1996, respectively                                                            10,150            8,454
 Additional paid-in capital                                                               40,018,241       30,080,560
 Paid-in capital - warrants                                                                  592,500                -
 Obligation to issue common stock                                                                  -        3,065,056
 Stock subscription receivable                                                            (1,140,000)      (1,140,000)
 Accumulated deficit                                                                     (10,112,240)      (4,612,830)
 Less treasury stock, at cost;  170,200 shares                                              (632,709)
                                                                                                             (632,709)
                                                                                     -----------------  ---------------
                                                                                          28,735.942       26,768,531
                                                                                     -----------------   --------------
                                                                                         $54,795,449      $34,250,213
                                                                                     =================  ===============
 See accompanying notes to the condensed consolidated financial statements.




                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended                         Nine Months Ended
                                                     September 30,                              September 30,
                                          -------------------------------------      ------------------------------------
                                                1997                 1996                 1997                1996
                                          -----------------     ---------------      ---------------     ----------------
                                                                                                             (Restated)
REVENUES, Net                                   $6,156,359          $4,494,232          $18,083,073          $15,070,482

COST OF SALES                                    1,068,498             794,982            2,934,001            2,259,527
PROVIDER PAYMENTS                                1,630,616           1,069,184            4,450,855            2,998,680
                                          -----------------     ---------------      ---------------     ----------------

GROSS PROFIT                                     3,457,245           2,630,066           10,698,217            9,812,275

RESEARCH, DEVELOPMENT AND REGULATORY
  EXPENSES                                         816,522             325,925            1,729,153            1,373,547

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                       4,660,208           4,504,162           13,568,380           12,598,430
                                          -----------------     ---------------      ---------------     ----------------

LOSS FROM OPERATIONS                            (2,019,485)         (2,200,021)          (4,599,316)          (4,159,702)

OTHER INCOME AND EXPENSES
  Interest and dividend income                      94,401              42,195              292,272              132,109
  Interest expense                                (483,794)            (54,480)            (911,966)            (102,068)
  Other                                                -              (300,107)            (280,400)            (300,107)
                                           ------------------    ---------------      ----------------    ----------------

NET LOSS BEFORE INCOME TAXES                    (2,408,878)         (2,512,413)          (5,499,410)          (4,429,768)

INCOME TAX BENEFIT                                       -            (458,727)                   -           (1,119,378)
                                          ------------------    ---------------      ----------------    ----------------

NET LOSS                                        (2,408,878)         (2,053,686)          (5,499,410)          (3,310,390)

CONVERSION DISCOUNT ON PREFERRED STOCK             (41,573)                  -              (41,573)          (1,010,557)

PREFERRED STOCK DIVIDEND REQUIREMENTS                    -             (77,674)             (13,350)            (345,694)
                                          -----------------     ---------------      ---------------     ----------------

LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS       $(2,450,451)        $(2,131,360)         $(5,554,333)         $(4,666,641)
                                          =================     ===============      ===============     ================


LOSS PER COMMON SHARE
  Primary:                                          $(0.25)             $(0.28)             $(0.59)              $(0.64)
                                          =================     ===============      ===============     ================
  Assuming full dilution:                           $(0.25)             $(0.27)             $(0.59)              $(0.59)
                                          =================     ===============      ===============     ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING
  Primary:                                       9,812,000           7,639,000            9,342,000            7,238,000
                                          =================     ===============      ===============     ================
  Assuming full dilution:                        9,812,000           8,017,000            9,390,000            7,848,000
                                          =================     ===============      ===============     ================

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

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Nine Month Periods Ended September 30, 1997 and 1996


NOTE 1   BASIS OF PRESENTATION


         The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (the Company) as of
         September 30, 1997, and for the three month periods and nine month periods ended September 30, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A for the year ended December 31, 1996. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the operating results for the full year.


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


         Accounting Change - Loss Per Share

         Pursuant to Emerging issues Task Force (EITF) Announcement No. D-60, the value of the conversion discount on the Series A Convertible Preferred Stock has been reflected as an increase to the loss attributable to common shareholders for the nine months ended September 30, 1996. The value of the conversion discount, approximately $1.0 million, and per share effect, ($0.13) primary and ($0.12) fully diluted, has been reflected in the condensed consolidated statement of operations. Primary loss per share and fully diluted loss per share, as originally reported in the Company's quarterly report, were ($0.51) and ($0.47), respectively, for the nine month period ended September 30, 1996. This change did not affect any of the reported amounts in the condensed consolidated balance sheet as of September 30, 1996 or the net loss for the nine month period ended September 30, 1996.


         In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," was issued establishing new standards for computing and presenting earnings per share. The historical measures of earnings per share (primary and fully diluted) are replaced with two new computations of earnings per share (basic and diluted). The Company will adopt SFAS 128 as of December 31, 1997. Loss per share, on a pro forma basis, for the three and nine month periods ended September 30, 1997 and 1996, computed pursuant to the provisions of SFAS 128, would have been as follows:

                                   Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                      -------------          -------------
                                    1997       1996         1997        1996
                                    ----       ----         ----        ----

                                                                     (Restated)
         Basic loss per share     $(0.25)    $(0.26)       $(0.59)     $(0.61)

         Diluted loss per share   $(0.25)    ($0.25)       $(0.59)     $(0.53)


NOTE 3   INVENTORIES

         Inventories, which consist primarily of laser systems, parts and components, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories at September 30, 1997 and December 31, 1996 are summarized as follows:

                                         September 30, 1997    December 31, 1996
                                         ------------------    -----------------

         Raw materials                        $2,772,585           $2,008,610
         Work-in-process                         107,110              448,906
         Finished goods                          821,447              664,646
         Test equipment-clinical trials          290,399              206,741
                                         ------------------    -----------------

                                              $3,991,541           $3,328,903
                                         ==================    =================

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

NOTE 7   ACQUISITIONS

         Photomed, Inc.


         In July 1997, the Company acquired the rights to a PMA application filed with the Food and Drug Administration (FDA) for a laser to perform Laser In-Situ Keratomileusis (LASIK), a refractive surgery alternative to surface Photorefractive Keratectomy (PRK) from Photomed, Inc. In addition, the Company purchased from a shareholder of Photomed, Inc. U.S. patent number 5,586,980 for a keratome, the instrument necessary to create the corneal "flap" in the LASIK procedure. The Company issued a combination of 535,515 unregistered shares of Common Stock (valued at $3,416,700) and $333,300 as consideration for the PMA application and the keratome patent. Of the total consideration paid including acquisition-related costs, $2,758,375 was allocated to the PMA and $1,047,097 to the patent. The seller will also receive a percentage of any licensing fees or sale proceeds related to the patent. Such licensing fees will be expensed as incurred. The total value was capitalized as the cost of PMA application and patents and is being amortized over 5 and 15 years, respectively, based on the estimated useful life of the equipment covered by the PMA and the remaining life of the patent. If the FDA approves the PMA so as to allow the Company to commercialize a laser to perform LASIK in the U.S., the Company will pay an additional $1.75 million to the sellers. If such FDA approval is not obtained by July 29, 1998, the Company has the option to unwind the PMA transaction and receive from the sellers of Photomed, Inc. 274,285 shares of the Company's Common Stock. If the transaction is unwound, the Company's investment will be reduced by that portion of the PMA value applicable to the proportionate ratio of shares returned. The remaining unamortized portion of the PMA value, or approximately 16% of the original value, will be assessed as to impairment, which could result in a write down of the remaining value. Additionally, if the FDA approves the use of the laser for the treatment of hyperopia (farsightedness), the Company will pay unregistered Common Stock valued at $1 million to the sellers. If the Company's scanning laser is approved by the FDA for commercial sale in the United States on or before April 1, 1998, the Company will pay $1,000,000 to the sellers. Approval after such date will result in lesser payments until January 1, 1999, when no payment will be required. Additional consideration paid based on the contingent obligations described above will be recorded as additional purchase price and amortized over the remaining useful life of the PMA. Costs incurred during the approval process will be expensed as incurred.


         Patents

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

         Keratome License


         In September 1997, the Company acquired worldwide distribution rights to the Ruiz disposable keratome for the refractive surgery LASIK procedure in addition to entering into a limited exclusive license agreement for intellectual property for the keratome products known as Automated Disposable Keratomes (ADK). In exchange, the Company paid $400,000 at closing and agreed to supply to the sellers one excimer laser. The Company's cost of such laser and related accessories was capitalized as part of the cost of the license agreement. Six months after the first shipment of the disposable keratome product, the Company will pay an additional $150,000 to the sellers with another installment of $150,000 due twelve months after the initial shipment date. The Company will also share equally the product's gross profit with the sellers with minimum quarterly royalties of $400,000 beginning six months after the initial shipment date. Under the arrangement, gross profit is defined as the selling price less certain costs of goods and costs of sales. Such royalties will be expensed in the period incurred.


NOTE 8   SUBSEQUENT EVENT


         On October 28, 1997, the Company voluntarily redeemed 305 shares of the Preferred Stock (approximately 19 percent of the original 1,600 shares issued). The Company paid a total of $3,172,000 including a four percent redemption premium. The redemption premium will be reflected in the fourth quarter of 1997 and recorded as an increase in the loss attributable to common shareholders in the computation of earnings
         (loss) per share.



NOTE 9   NEW ACCOUNTING PRONOUNCEMENTS


         In February 1997, the Financial Accounting Standards Baord (FASB) issued SFAS No. 128, "Earnings per Share." See Note 2.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." They are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated.

         SFAS No. 130 requires companies to classify items defined as "other comprehensive income" by their nature in a financial statement, and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's consolidated financial statements.

         SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company is currently reviewing the impact of this statement on its current level of disclosure.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales. The following tables present the Company's net sales by major operating segments: technology products and services and health care services for the three and nine month periods ended September 30, 1997 and 1996.

                                            For the Three Month                          For the Three Month
                                                Period Ended                                 Period Ended
                                             September 30, 1997                           September 30, 1996
                                             ------------------                           ------------------

                                           Net Sales         % of Total              Net Sales        % of Total
                                           ---------         ----------              ---------        ----------

Technology                                $2,677,831                43%             $1,783,577               40%
Health care services                       3,478,528                57%              2,810,613               62%
Intercompany revenues                             --                 --               (99,958)              (2%)
                                          ----------              -----             ----------             -----


Total net sales                           $6,156,359               100%             $4,494,232              100%
                                          ==========              =====             ==========             =====


                                            For the Nine Month                           For the Nine Month
                                               Period Ended                                 Period Ended
                                            September 30, 1997                           September 30, 1996
                                            ------------------                           ------------------

                                           Net Sales         % of Total              Net Sales        % of Total
                                           ---------         ----------              ---------        ----------

Technology                                $8,362,374                46%             $7,246,984               48%
Health care services                       9,720,699                54%              8,158,263               54%
Intercompany revenues                             --                 --               (334,765)              (2%)
                                          ----------              -----             ----------             -----

Total net sales                          $18,083,073               100%            $15,070,482              100%
                                         ===========              =====            ===========             =====


Net sales in the third quarter of 1997 were $6,156,359, compared to $4,494,232 (for an increase of 37%) over the same period in 1996. Net sales for the nine month period ended September 30, 1997, increased by $3,012,591 to $18,083,073 from the same period in 1996. The increase in health care service revenue for the nine month period ended September 30, 1997, was attributable to increased revenues generated by MEC Health Care, Inc. (MEC) and LSI Acquisition, Inc.
(LSIA), offset by a substantial reduction in revenues generated by MRF Inc. d/b/a The Farris Group (The Farris Group). Net sales for The Farris Group for the nine month period ended September 30, 1997 decreased by $1,879,931 to $1,010,298 from the same period in 1996. This decrease was due primarily to a reduction in consulting services provided and was accompanied by an expense reduction of $1,837,739 for the nine month period ended September 30, 1997. Such revenue decrease is primarily a result of that subsidiary's primary revenue producer, Michael R. Farris, being named as president of the Company in late 1995, eliminating his day-to-day participation in the consulting business. Other consultants employed were unable to maintain revenues at historical levels. The decrease in revenues generated by The Farris Group was partially offset by increased revenues generated by MEC in the amount of $1,821,030. The increase in technology revenues in the third quarter of 1997 was attributed to a slight increase in net sales of the Company's LaserScan 2000 excimer laser system in overseas markets and improved pricing resulting from the Company's limited sales of the LS 300 model, a lower priced system. Ten laser systems were sold in the third quarter of 1997 compared to nine systems, net of return allowances, sold over the same period in 1996. Thirty-three laser systems were sold during the nine month period ended September 30, 1997, compared to twenty-nine systems, net of return allowances, sold over the same period in 1996. The Company believes a contributing factor to the lower than expected number of laser sales is the anticipation, particularly in Europe, of the introduction of the LaserScan LSX announced in April 1997. Technology revenues in 1996 included higher allowances for sales returns, reflecting differences between actual experience and previously estimated amounts. There were no system returns recognized during the first three quarters of 1997. The financial impact of systems sold in 1995 and returned in the nine months ended September 30, 1996 in excess of previously estimated amounts was approximately $1.0 million, as follows: Net revenues were decreased by $1.6 million, offset by reductions in corresponding cost of sales ($0.4 million) and commissions and warranty-related costs ($0.2 million). The financial impact of systems sold in 1995 and returned in the three months ended September 30, 1996 in excess of previously estimated amounts was approximately $0.6 million, as follows: Net revenues were decreased by $1.0 million, offset by reductions in corresponding cost of sales ($0.2 million) and commissions and warranty-related costs ($0.2 million). Based on the expected timing of the commercial introduction of its newest laser system, the LaserScan LSX, the Company expects laser system sales to remain below 1996 levels for the remaining quarter of 1997, although it expects such sales to exceed the levels attained on average in the second and third quarters of 1997.


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



Gross profit margins were 56% of net sales in the third quarter of 1997 compared to 59% for the same period in 1996. For the nine-month period ended September 30, 1997 and 1996, gross profit margins were 59% and 65%, respectively. For the nine-month period ended September 30, 1997, the gross profit margin decrease was attributable to (i) the decrease in revenues generated by The Farris Group, which has no associated cost of sales as all expenses are reflected in selling, general and administrative expenses, (ii) a significant increase in MEC revenues with a corresponding increase in provider payments, which historically have ranged from approximately 68 to 72% of MEC revenues, and (iii) a general increase in the operating costs of the Company's Costa Rican manufacturing facility, which were spread over fewer sales during the nine month period ended September 30, 1997. The Farris Group revenues are not expected to continue to decrease from current levels. MEC's revenues are expected to continue to increase with a corresponding increase in provider payments. See Uncertainties and Other Issues--Health Care Services-Related Uncertainties--Dependence on Major Customer. Costa Rican operating expenses are not expected to increase materially without a significant increase in systems sold.


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


Selling, general and administrative expenses increased by $156,046 and $969,950 for the third quarter of 1997 and the first nine months of 1997, respectively, over comparable periods in 1996. The primary reasons for these increases for the nine months ended September 30, 1997 include the continued growth of MEC
($136,381), increased amortization costs resulting from acquired patents, license agreements and other intangibles ($492,985), and a general increase in personnel and costs necessary to fund the strategic initiatives of the Company and the development of its products and services ($511,474). Such strategic efforts include the pursuit during 1997 of vision managed care contracts with HMOs, insurers and employer groups, the IBM patents and the automated disposable keratome license. Technology expenses increased $308,669 generally related to costs that correlate with increased revenues. Additionally, LSIA began operations in July 1996. Only three months of its operations were included in the Company's operations during the nine months ended September 30, 1996 compared to nine months in 1997, representing increased expenses of $1,297,243. These increases in operating costs were partially offset by the substantial reduction in the operating costs of The Farris Group as previously described. Legal and accounting expenditures continue to be incurred as a result of ongoing regulatory filings, general corporate issues, litigation and patent issues.


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


Loss Per Common Share. Loss per primary and fully diluted share decreased to $0.25 during the third quarter of 1997 compared to $0.28 and $0.27, respectively, for the same period in 1996. Loss per primary and fully diluted share were $0.59 for the nine month period ended September 30, 1997 compared to $0.64 and $0.59, respectively, for the same period in 1996. Weighted average shares outstanding increased in 1997 as a result of the conversion into Common Stock of 18 shares of Series A Preferred Stock issued in January 1996, the exercise of options and warrants, the 1997 amendment to the purchase agreement related to LaserSight Centers, the issuance of shares under the earnout provisions of the 1994 acquisition of The Farris Group and the issuance of shares in conjunction with the 1997 acquisition of rights to a PMA and keratome patent. In 1996, the lower number of shares was offset by dividends on the Series A Preferred Stock and the value of the conversion discount on the Series A Preferred Stock for the nine month period ended September 30, 1996.


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


The Company experienced a significant increase in negative cash flow from operations in the third quarter of 1997, largely resulting from the level of laser system sales and the increase in research, development and regulatory expenses resulting from the development of the LaserScan LSX and other efforts as previously described. The Company expects cash flow from operations to show improvement in the fourth quarter of 1997 and first quarter of 1998 as a result of the expected shipment of the LaserScan LSX and ADKs as previously discussed. However, the Company expects to incur a loss and a deficit in cash flow from operations for the fourth quarter of 1997. There can be no assurance that the Company can regain or sustain profitability or positive operating cash flow in any subsequent fiscal period. Based on these factors, the Company believes that its balances of cash and cash equivalents along with expected operating cash flows and the availability of the FCC revolver will be sufficient to fund its anticipated working capital requirements for the next twelve month period based on modest growth and anticipated collection of receivables. A failure to collect timely a material portion of current receivables or unexpected delays in the shipment of the LaserScan LSX or ADK products could have a material adverse effect on the Company's liquidity. The Company, which implemented more stringent sales criteria during 1996, may from time to time reassess its credit policy and the terms it will make available to individual customers. As a result of a growing presence in a number of countries and continued acceptance of the Company's laser systems, the Company intends to internally finance a proportionately smaller number of sales over periods exceeding eighteen months than in 1996 and preceding years. There can be no assurance as to the terms or amount of third-party financing, if any, that the Company's customers may obtain in the future. The Company is placing greater emphasis on the terms and collection timing of future sales.



The Company voluntarily redeemed 305 shares of the Series B Preferred Stock (approximately 19 percent of the 1,600 shares originally issued) on October 28, 1997. The Company paid the redemption price of $3,172,000 (including a 4% redemption premium) with funds held in blocked account which serves as collateral for the Company's contingent obligation to redeem Series B Preferred Stock. See "Uncertainties and Other Issues--Company-Related Uncertainties--Redemption Consequences if Stockholer Approval is Not Obtained" below. As required by its agreement with the preferred shareholders, the Company had established the $3.2 million blocked account to hold 80% of the $4 million the Company had received in September 1997 as a lump-sum payment for an exclusive, world-wide royalty-free license to a third party covering the use in the vascular and cardiovascular fields of the laser patents the Company had acquired from IBM in August 1997. The Company believes that its continued holding of the restricted funds in the blocked account (in lieu of redeeming the 305 preferred shares) would not have meaningfully enhanced the Company's liquidity and would, under the terms of the Series B Preferred Stock, have resulted in an increase in the redemption premium (to as much as 14%) or the expiration in January 1998 of the Company's option to redeem such 305 shares. In addition, the Company believes that the redemption of such 305 shares reduced the potential dilutive effect of the Series B Preferred Stock on the Company's common shareholders.


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


On November 13, 1996, the Company announced that it had engaged the investment banking firm of A.G. Edwards & Sons, Inc. ("A.G. Edwards") to explore and evaluate strategic business opportunities. With the assistance of A.G. Edwards, the Company solicited and evaluated proposals from third parties for such strategic business opportunities during late 1996 and early 1997. Upon the completion of this process in June 1997, the Company determined not to pursue further such opportunities for the time being.



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

UNCERTAINTIES AND OTHER ISSUES


The Company's business, results of operations and financial conditions may also be affected by a variety of factors, including the ones noted below and under the same caption in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.


Company-Related Uncertainties
-----------------------------


Potential  Obligation  to Redeem  Preferred  Stock if  Stockholder  Approval Not
Obtained. If for any reason the Company's shareholders do not approve, by December 26, 1997, (or such later date as may be approved by all of the holders of the Series B Preferred Stock) the possible issuance of an indefinite number of shares of Common Stock upon the conversion of the Company's outstanding Series B Preferred Stock, any holder of Series B Preferred Stock may elect to require the Company to redeem a portion of such holder's Series B Preferred Stock for cash in an amount equal to the Special Redemption Price. For this purpose, the Special Redemption Price means a cash payment equal to the greater of (i) the liquidation preference of $10,000 multiplied by 125% or (ii) the current value of the Common Stock, using the price per share of Common Stock, which the holders of such shares of Series B Preferred Stock would otherwise be entitled to receive upon conversion. A holder could elect to require the Company to redeem whatever portion of its Series B Preferred Stock is necessary to cause the aggregate number of shares of Common Stock that would be issuable if such holder were to convert all of its remaining Series B Preferred Stock and exercise all of its 1997 Warrants to equal no more than 50% of such holder's allocable portion of the 1,995,534 shares of Common Stock that a listing rule of the NASDAQ National Market allows the Company to issue without prior shareholder approval. The lower the price of the Company's Common Stock at the time of a holder's conversion of its Series B Preferred Stock, the greater would be the number of shares of Common Stock that would be issuable to such holder upon such conversion and thus the greater the percentage of such holder's Series B Preferred Stock that such holder could elect to require the Company to redeem. Accordingly, the Company has requested that each of the four holders of Series B Preferred Stock waive their right to require a redemption until February 28, 1998. To avoid such adverse consequences, such a waiver would need to be unanimous. There can be no assurance as to whether, when or on what terms such a unanimous waiver can be obtained.



If all of the holders of Series B Preferred Stock were to elect to require such a redemption at a time when the average of three lowest daily closing bid prices of the Common Stock during the 20-trading day period preceding the conversion were to equal the average of such prices computed as of December 10, 1997 ($3.40625), the Company estimates that the aggregate amount of its redemption obligation would equal at least $15,312,500, including a premium of 25% or approximately $3,062,500. These amounts would be greater to the extent that (A) the highest closing bid price of the Common Stock during the period beginning 10 trading days before the redemption event and ending five business days after such event exceeds the Conversion Price that would have been applicable if the preferred shares had been converted instead of redeemed or to the extent that the required redemption were to occur more than five business days after the Company's receipt of a conversion request. The Company does not have sufficient cash or marketable securities to satisfy this contingent obligation if it were to arise, and there can be no assurance that the Company will have sufficient cash or other resources to satisfy any such future redemption obligation. Such redemption would result in a default in the Company's credit facility with Foothill Capital Corporation and would have a material adverse effect on the Company's financial position and liquidity.



Potentially Unlimited Number of Common Shares Issuable Upon Conversion of Preferred Stock. The number of shares of Common Stock issuable upon each conversion of the Series B Preferred Stock will depend on the average of the three lowest closing bid prices of the Common Stock during the period immediately preceding such conversion and will increase as the market price of the Common Stock declines below $6.68 per share (the maximum conversion price of the Series B Preferred Stock). There is no limit on the number of shares of Common Stock issuable in connection with the conversions of Series B Preferred Stock, except that the issuance of more than 1,995,534 shares of Common Stock in connection with such conversions is subject to the approval of the Company's shareholders at a special meeting of shareholders scheduled for January 1998. The following table illustrates how changes in the market price of the Common Stock could effect the number of shares issuable upon such conversions:


         Assumed                 Number of              As % of Common Shares
       Conversion               Conversion               Assumed Outstanding
        Price(1)              Shares Issuable            After Conversion(2)

         $1.00                  12,950,000                      56.5%
         $2.00                   6,475,000                      39.3%
         $3.00                   4,316,667                      30.2%
         $3.40625 (3)            3,801,835                      27.6%
         $4.00                   3,237,500                      24.5%
         $5.00                   2,590,000                      20.6%
         $6.00                   2,158,333                      17.8%
         $6.68                   1,938,622                      16.3%
(maximum conversion price)

(1) Such Conversion Price is based on the lesser of $6.68 per share or the Variable Conversion Price. For this purpose, "Variable Conversion Price" means the average of the three lowest closing bid prices per share of the Common during the Lookback Period (as defined) (subject to equitable adjustment for any stock splits, stock dividends, reclassifications or similar events during the Lookback Period). For this purpose, "Lookback Period" means the 20 consecutive trading days (or, under certain circumstances, 30 trading days) immediately preceding the applicable conversion date.

(2) Assumes that the aggregate number of shares outstanding at the time of conversion equals the 9,984,672 shares of Common Stock outstanding on December 9, 1997 plus the number of shares issuable in connection with such conversion. Also assumes that all shares of Preferred Stock are converted at the conversion price indicated.

(3) Equals the Conversion Price that would have been applicable if all of the Series B Preferred Stock had been converted as of December 10, 1997.

In addition, in the event of a liquidation of the Company, the holders of the Series B Preferred Stock would be entitled to receive distributions in preference to the holders of the Common Stock.


Uncollectible Receivables Could Exceed Reserves. At September 30, 1997, the Company's trade accounts and notes receivable aggregated approximately $11,090,000 net of total allowances for collection losses and returns of approximately $1,650,500. Approximately 87 percent of net receivables at September 30, 1997 relate to international accounts. Accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, aggregated approximately $1,551,000 at September 30, 1997. Exposure to collection losses on technology-related receivables is principally dependent on the Company's customers ongoing financial condition and their ability to generate revenues from the Company's laser systems. The Company's ability to evaluate the financial condition and revenue generating ability of prospective customers located outside of the United States is generally more limited than for customers located in the United States. The Company monitors the status of its receivables and maintains a reserve for estimated losses. The Company's operating history has been relatively short. There can be no assurance that the Company's reserves for estimated losses ($1,393,000 at September 30, 1997) will be sufficient to cover actual write-offs over time. Actual write-offs that materially exceed amounts reserved could have a material adverse effect on the Company's consolidated financial condition and results of operations.


Uncertainty Regarding Availability or Terms of Capital to Satisfy Possible Additional Needs. The Company may need additional capital including to fund the following:

         (i) any future negative cash flow from operations,

         (ii) the amounts payable to the holders of the Series B Preferred Stock as a result the failure of the Company to cause the registration of the Conversion Shares and the Warrant Shares by November 27, 1997 (based on the amount of Series B Preferred Stock outstanding as of the date of this Prospectus, the aggregate amount of such payments is $129,500 during the first month (or $4,317 per day) and $259,000 per month ($8,633 per day) thereafter),

         (iii) the introduction of its laser systems into the United States market after receiving FDA approval (the Company believes the earliest these expenses might occur is the latter half of 1998), and

         (iv) to satisfy certain cash payment obligations under its PMA acquisition agreement of July 1997. (Such cash payment obligations under the PMA acquisition agreement include $1.75 million payable in the event the FDA approves the PMA before July 29, 1998 and $1.0 million payable in the event that the FDA approves the Company's scanning laser for commercial sale in the U.S. before April 1, 1998.)

In addition, the Company may seek alternative sources of capital to fund its product development activities, to consummate future strategic acquisitions, and to accelerate its implementation of managed care strategies. Except for up to $3.2 million of additional borrowing available under its credit facility with FCC (subject to the reduction of such availability amount in monthly installments of $1.333 million commencing in August 1998 and to the Company's continued compliance with financial and other covenants), the Company has no present commitments to obtain such capital, and no assurance can be given that the Company will be able to obtain additional capital on terms satisfactory to the Company. The $4 million outstanding principal amount of the FCC term loan is payable in monthly installments of $1.333 million between May and July 1998. To the extent that future financing requirements are satisfied through the sale of equity securities, holders of Common Stock may experience significant dilution in earnings per share and in net book value per share. The FCC financing or other debt financing could result in a substantial portion of the Company's cash flow from operations being dedicated to the payment of principal and interest on such indebtedness and may render the Company more vulnerable to competitive pressures and economic downturns.



Possible Dilutive Issuance of Common Stock--The Farris Group. To the extent that an earnout provision relating to the Company's acquisition of The Farris Group in 1994 is satisfied based on certain annual pre-tax income targets through December 31, 1998, the Company would be required to issue to the former owner of such company (Mr. Michael R. Farris, the President and Chief Executive Officer of the Company) an aggregate of up to 750,000 shares of Common Stock (collectively, the "Farris Earnout Shares"). To date 406,700 Farris Earnout Shares have been issued based on the operating results of the Farris Group through December 31, 1995. As a result of the loss incurred by The Farris Group during 1996, no Farris Earnout Shares became issuable for such year. If additional Farris Earnout Shares become issuable, goodwill and the resulting amortization expense will increase. There can be no assurance that the issuance of Farris Earnout Shares will be accompanied by an increase in the Company's per share operating results.



Acquisition- and Financing-Related Contingent Commitments to Issue Additional Common Shares. The Company has agreed in connection with its acquisition of the assets of the Northern New Jersey Eye Institute in July 1996 to issue up to 102,798 additional shares of Common Stock if the fair market value of the Common Stock in July 1998 is less than $15 per share. The Company may from time to time include similar provisions in future acquisitions and financings. The factors to be considered by the Company in including such provisions may include the Company's cash resources, the trading history of the Company's common stock, the negotiating position of the selling party or the investors as applicable, and the extent to which the Company determines that the expected benefit from the acquisition or financing exceeds the potential dilutive effect of the price-protection provision. Persons who are the beneficiaries of such provisions effectively receive limited protection from declines in the market price of the Common Stock, but other shareholders of the Company can expect to incur additional dilution of their ownership interest in the event of a decline in the price of the Common Stock.



Risks Associated with Past and Possible Future Acquisitions. The Company has made several significant corporate acquisitions in the last four years, including MRF in 1994, MEC in 1995, the assets of NNJEI in 1996, Photomed in 1997, and the IBM laser patents in 1997. These prior acquisitions, as well as any future acquisition, may not achieve adequate levels of revenue, profitability or productivity or may not otherwise perform as expected. Acquisitions involve special risks, including risks associated with unanticipated liabilities and contingencies, diversion of management attention and possible adverse effects on earnings resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and difficulties related to the integration of the acquired business. Although the Company is currently focusing on its existing operations, the future ability of the Company to achieve growth through acquisitions will depend on a number of factors, including the availability of attractive acquisition opportunities, the availability of funds needed to complete acquisitions, the availability of working capital needed to fund the operations of acquired businesses and the effect of existing and emerging competition on operations. Should additional acquisitions be sought, there can be no assurance that the Company will be able to successfully identify additional suitable acquisition candidates, complete additional acquisitions or integrate acquired businesses into its operations.


Amortization of Significant Intangible Assets. Of the Company's total assets at September 30, 1997, approximately $31.1 million (57%) represents intangible assets, of which approximately $14.8 million reflects goodwill which is being amortized using an estimated life ranging from 12 to 25 years, approximately $11.5 million reflects the cost of patents which are being amortized over a period ranging from 8 to 17 years, and approximately $4.8 million reflects the cost of licenses and technology acquired which is being amortized over a period ranging from 31 months to 12 years. Goodwill is an intangible asset that represents the difference between the total purchase price of the acquisitions and the amount of such purchase price allocated to the fair value of the net assets acquired. Goodwill and other intangibles are amortized over a period of time, with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income in that period. A reduction in net income resulting from the amortization of goodwill and other intangibles may have an adverse impact upon the market price of the Company's Common Stock. In addition, in the event of a sale or liquidation of the Company or its assets, there can be no assurance that the value of such intangible assets would be recovered.


In accordance with SFAS 121, the Company reviews intangible assets for impairment whenever events or changes in circumstances, including a history of operating or cash flow losses, indicate that the carrying amount of an asset may not be recoverable. In such cases, the carrying amount of the asset is compared to the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset, an impairment loss will be computed and recognized in accordance with SFAS 121. Expected cash flows are based on factors including historical results, current operating budgets and projections, industry trends and expectations, and competition.



Year 2000 Concerns. The Company believes that it has prepared its computer systems and related applications to accommodate date-sensitive information relating to the Year 2000. The Company expects that any additional costs related to ensuring such systems to be Year 2000 compliant will not be material to the financial condition or results of operations of the Company. Such costs will be expensed as incurred. In addition, the Company is discussing with its vendors and customers the possibility of any interface difficulties which may affect the Company. To date, no significant concerns have been identified. However, there can be no assurance that no Year 2000-related operating problems or expenses will arise with the Company's computer systems and software or in their interface with the computer systems and software of the Company's vendors and customers.


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


Ultimately, the success of the Company's MEC strategy will be dependent on its ability to maintain and expand its managed care contract relationships with HMOs, employee groups and other private third party payors. These managed care contract relationships will depend largely on MEC's ability to recruit and retain optometrists and ophthalmologists, who are committed to providing quality, cost-effective care, to participate in MEC's contract provider network as well as to market such provider network to third party payors. The inability to effectively maintain MEC's provider network and third party payor contracts could have a material adverse effect on the Company's results of operations, financial condition and liquidity.

Reimbursement: Trends and Cost Containment. The Company's revenues derived from LSIA are derived principally from management fees payable to LSIA from NNJEI. Because the amount of management fees payable to LSIA is generally determined with reference to the practice revenues of NNJEI, any reduction in the practice revenues generated by NNJEI could adversely effect the Company. There can be no assurance that NNJEI will continue to maintain a successful practice, that the management agreement between LSIA and NNJEI will not be terminated, or that the ophthalmologists will continue to be employed by NNJEI.

A substantial portion of the revenues of NNJEI are derived from government sponsored health care programs (principally, the Medicare and Medicaid programs) or private third party payors. The health care industry is experiencing a trend toward cost containment as government and private third-party payors seek to impose lower reimbursement and utilization rates and negotiate reduced payment schedules with service providers. The Company believes that these trends will continue to result in a reduction from historical levels in per-patient revenue for such ophthalmic practices. Further reductions in payments to ophthalmologists or other changes in reimbursement for health care services would have an adverse effect on the Company's operations unless the Company is otherwise able to offset such payment reductions through cost reductions, increased volume, introduction of new procedures or otherwise.

Rates paid by private third-party payors are based on established physician, ASC and hospital charges and are generally higher than Medicare reimbursement rates. Any decrease in the relative number of patients covered by private insurance could have a material adverse effect on NNJEI's results of operations. The federal government has implemented, through the Medicare program, the resource-based relative value scale ("RBRVS") payment methodology for physician services. This methodology went into effect in 1992 and was implemented during a transition period in annual increments through December 31, 1995. RBRVS is a fee schedule that, except for certain geographical and other adjustments, pays similarly situated physicians the same amount for the same services. The RBRVS is adjusted each year, and is subject to increases or decreases at the discretion of Congress. RBRVS-type of payment systems have also been adopted by certain private third-party payors and may become a predominant payment methodology. Wider-spread implementation of such programs would reduce payments by private third-party payors and could reduce the NNJEI's practice revenues and, in turn, reduce the amount of management fees paid by NNJEI to LSIA. There can be no assurance that any or all of these reduced practice revenues could be offset by the NNJEI through cost reductions, increased volume, introduction of new procedures or otherwise.



Health Care Regulation--General. The Company is subject to extensive state, federal and local regulations. The Company is also subject to laws and regulations relating to business corporations in general. The Company believes its operations are in substantial compliance with applicable law. However, there can be no assurance that review of the Company's business, its affiliates, and contractual arrangements by courts or health care, tax, labor, and other regulatory authorities will not result in determinations that could adversely affect the operations of the Company. Also, there can be no assurance that the health care regulatory environment will not change and restrict the Company's existing operations or limit the expansion of the Company's business. The health care industry is presently experiencing sweeping and dynamic change. Much of this change has been prompted by market forces. Numerous legislative proposals and laws also have prompted other changes in the industry. In recent years a number of governmental and other public initiatives have developed to reform the health care system in the United States. If adopted, certain of these initiatives could substantially alter the method of delivery and reimbursement for medical care services in this country. There can be no assurance that current or future legislative initiatives or governmental regulation will not adversely affect the business of the Company.

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

Health Care Regulation--Referrals. The health care industry is subject to "anti-referral" and "anti-kickback" laws governing patient referrals, and other laws concerning fee splitting with non-physicians. Although the Company believes that its operations are in substantial compliance with existing applicable laws, the Company's business operations have not been the subject of judicial or regulatory review. There can be no assurance that the Company's business will not be reviewed in the future, and if reviewed or challenged that the Company would prevail. Any such review or challenge of the Company's business could result in determinations that could adversely affect the operations of the Company. There can be no assurance that the health care regulatory environment will not change so as to restrict the Company's existing operations or their expansion. Aspects of certain health care reforms as proposed in the past, such as further reductions in Medicare and Medicaid payments and additional prohibitions on physician ownership, directly or indirectly, or facilities to which they refer patients, if adopted, could adversely affect the Company.

Corporate Practice of Medicine. The laws of many states prohibit business corporations or other non-professional corporations such as the Company from practicing medicine and employing physicians to practice medicine. The Company intends to perform only non-medical administrative services, does not intend to represent to the public or patients or participating providers that it offers medical services, and does not intend to exercise influence or control over the practice of medicine by the participating providers with whom it affiliates pursuant to contractual arrangements. Accordingly, the Company believes that its intended operations will not be in violation of applicable state laws relating to the practice of medicine. However, the laws in most states regarding the corporate practice of medicine have been subjected to limited judicial and regulatory interpretation and, therefore, no assurances can be given that the Company's activities will be found to be in compliance, if challenged. The laws of many states also prohibit non-professional corporations such as the Company and other entities that are not owned entirely by physicians from employing physicians, optometrists and other similar professionals having control over clinical decision-making, or engaging in other activities that are deemed to constitute the practice of medicine. Some states also prohibit non-professional corporations from owning, maintaining or operating an office or facility for the practice of medicine. Some states also prohibit non-professional corporations from owning, maintaining or operating an office or facility for the practice of medicine. These laws may be construed to permit arrangements under which the physicians are not employed by or otherwise controlled as to clinical matters by the party supplying such facilities and non-professional services but provide services under contract with such an entity.

Professional Liability. Although the Company does not intend to engage in the practice of medicine, there can be no assurance that the Company will not have liability arising from the medical services, utilization review, peer review, or other similar activities, of the participating providers. Under its contractual arrangements, the Company requires all participating providers to carry professional liability insurance and other insurance necessary to insure against such risks, and, where possible, to add the Company as an additional insured under such professional liability insurance policies and other applicable policies of the participating provider. It is unlikely that such insurers will add the Company as an additional insured. The Company carries general liability and casualty insurance, but there can be no assurance that claims in excess of any insurance coverage will not be asserted against the Company. The availability and cost of such insurance is beyond the control of the Company, and the cost of such insurance to the Company may have an adverse effect on the Company's operations. Additionally, successful claims of liability asserted against the Company that exceed applicable policy limits could have a material adverse effect on the Company's results of operations and financial condition.

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

Technology-Related Uncertainties
--------------------------------


Government Regulation. The Company's laser products are subject to strict governmental regulations which materially affect the Company's ability to manufacture and market these products and directly impact the Company's overall prospects. All laser devices to be marketed in interstate commerce are subject to the laser regulations required by the Radiation Control for Health and Safety Act, as administered by the U.S. Food and Drug Administration (the "FDA"). Such Act imposes design and performance standards, labeling and reporting requirements, and submission conditions in advance of marketing for all medical laser products. The Company's laser systems produced for medical use require pre-market approval by the FDA before they can be marketed in the United States. Each separate medical device requires a separate FDA submission, and specific protocols have to be submitted to the FDA for each claim made for each medical device. In addition, laser products marketed in foreign countries are often subject to local laws governing health product development processes which may impose additional costs for overseas product development. The Company cannot determine the costs or time it will take to complete the approval process and the related clinical testing for its medical laser products. Future legislative or administrative requirements in the United States, or elsewhere, may adversely affect the Company's ability to obtain or retain regulatory approval for its laser products. The failure to obtain required approvals on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has completed clinical studies in Phase 2a and 2b for PRK. Such data were presented to the FDA and on September 17, 1997 the Company was granted permission to expand into Phase 3 Myopic PRK studies. The Phase 3 PRK clinical investigation is now under way. The Company is also conducting a Phase 2 trial for PARK (Photo-Astigmatic Refractive Keratectomy). The FDA has informed the Company that it may combine the results from all its studies in its PMA application. That application is being prepared for submission in late 1997 or early 1998. The Company also has an Investigational Device Exemption approved by the FDA for the treatment of glaucoma by laser trabeculodissection. The Company has recently completed a Phase 1 study in blind eyes and will be submitting the results to the FDA to request expansion into a small population of sighted glaucoma patients.



Uncertainty Concerning Patents. Should LaserSight Technologies' lasers be found to infringe upon any valid and enforceable patents in international markets, or by Pillar Point Partners (a partnership of which the general partners are subsidiaries of Visx and Summit Technologies) in the U.S., then LaserSight Technologies may be required to license such technology from them. In connection with its settlement of litigation with Pillar Point Partners, the Company agreed to notify Pillar Point Partners before the Company begins manufacturing or selling its laser systems in the United States. Should such licenses not be obtained, LaserSight Technologies might be prohibited from manufacturing or marketing its PRK-UV lasers in these countries where patents are in effect. The Company's revenues from international sales for 1996 and the nine months ended September 30, 1997 were 47% and 42%, respectively, of the total revenues.


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

Potential Product Liability Claims; Limited Insurance. As a producer of medical devices, the Company may face liability for damages to users of such devices in the event of product failure. The testing and use of human care products entails an inherent risk of negligence or other action. An award of damages in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. While the Company maintains product liability insurance, there can be no assurance that any such liability of the Company will be included within its insurance coverage or that damages will not exceed the limits of its coverage. The Company's insurance coverage is limited to $6,000,000, including up to $5,000,000 of coverage under an excess liability policy.


                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         Pillar Point Partners

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

         Euro Pacific Securities Services

         To collect a $1,140,000 stock subscription receivable, the Company initiated a lawsuit that is presently pending before the United States District Court for the Middle District of Florida-Orlando Division in June 1996 against Euro Pacific Securities Services GMBH & Co., KG and Wolf Wiese (the "defendants"). In July 1997, after failing to timely file a counterclaim, the defendants filed a separate lawsuit in the same court against the Company and its LaserSight Technologies, Inc. subsidiary, without obtaining leave from the court, claiming breach of contract, coercion to enter a contract, misrepresentation, and other charges and seeking an unspecified amount of monetary damages. The Company believes that the charges are without merit and procedurally flawed. The trial for the lawsuit originally filed in June 1996 is presently on the docket for December 1997.


         Northern New Jersey Eye Institute

         In October 1997, the Company received a request for mediation/arbitration from Northern New Jersey Eye Institute, P.A. (NNJEI) which relates to the services agreement between LSIA (a wholly owned subsidiary of the Company) and NNJEI. This services agreement was entered into as part of the Company's July 1996 acquisition of the assets of NNJEI. The request for mediation alleges breach of contract and fraud which the Company denies and intends to vigorously defend. The mediation began in mid-November and is continuing. Under the terms of the services agreement, it will be followed by binding arbitration if a resolution cannot be reached. Based on the Company's legal assessment of the contracts between the parties, the Company does not expect the outcome of mediation or, if necessary, arbitration to have a material impact on the Company's consolidated financial position or results of operations.


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


10.37 Securities Purchase Agreement dated August 29, 1997 by and between LaserSight Incorporated and purchasers of Series B Convertible Participating Preferred Stock of LaserSight Incorporated (filed as
         Exhibit 10.37 to the Company's Form 10-Q filed on November 14, 1997*).

10.38 Registration Rights Agreement dated August 29, 1997 by and between LaserSight Incorporated and purchasers of Series B Convertible Participating Preferred Stock of LaserSight Incorporated (filed as
         Exhibit 10.38 to the Company's Form 10-Q filed on November 14, 1997*).

10.39 Warrant to purchase 750,000 shares of Common Stock dated August 29, 1997 by and between LaserSight Incorporated and purchasers of Series B Convertible Participating Preferred Stock of LaserSight Incorporated (filed as Exhibit 10.39 to the Company's Form 10-Q filed on November 14, 1997*).

10.40 Consent and Amendment Number Two to Loan and Security Agreement dated August 29, 1997 by and between LaserSight Incorporated and Foothill Capital Corporation (filed as Exhibit 10.40 to the Company's Form 10-Q filed on November 14, 1997*).

10.41 Consent and Amendment Number Three to Loan and Security Agreement dated September 10, 1997 by and between LaserSight Incorporated and Foothill Capital Corporation (filed as Exhibit 10.41 to the Company's Form 10-Q filed on November 14, 1997*).

10.42 Independent Contractor Agreement by and between Byron Santos, M.D. and LaserSight Technologies, Inc. (filed as Exhibit 10.42 to the Company's Form 10-Q filed on November 14, 1997*).


Exhibit 11   Statement of Computation of Per Share Earnings


Exhibit 27 Financial Data Schedule (filed as Exhibit 27 to the Company's Form 10-Q filed on November 14, 1997*).


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


----------------------
*Incorporated herein by reference.  File No. 0-19671.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LaserSight Incorporated




Dated:   December 11, 1997           By:  /s/ Michael R. Farris
     ------------------------            -----------------------
                                         Michael R. Farris,
                                         Chief Executive Officer



Dated:   December 11, 1997           By:  /s/ Gregory L. Wilson
     ------------------------            -----------------------
                                         Gregory L. Wilson,
                                         Chief Financial Officer