Form 10-K/A
period 1996-12-31
LASERSIGHT INC /DE
filed 1997-12-12
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                   -----------

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

                                EXPLANATORY NOTE

This filing amends certain previously-filed information contained in Items 1, 6, 7 and 14. No other items have been amended.


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


The EU Medical Directives include all the requirements under EC laws regarding the placement of various categories of medical devices on the EU market. This includes a "directive" that an approved "Notified Body" will review technical and medical requirements for a particular device. All clinical testing of medical devices in the EU must be done under the Declaration of Helsinki, which means that companies must have ethics committee approval prior to starting, they must obtain informed consent from each patient tested and the studies must be monitored and audited. Patient records must be maintained for 15 years. Companies must also obey the Medical Device Vigilance reporting requirements. In obtaining the CE Mark for its excimer laser system, the Company had its manufacturing and controls evaluated by a Notified Body (Semko) for maintenance of ISO 9002 conditions, met all required engineering and electro-mechanical requirements of the EU and conducted a clinical study in France to confirm the efficacy and safety of the system on patients.


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


      The Company presently has an exclusive supply arrangement from a single source, MPB Technologies Inc., Dorval, Quebec, Canada, for the unique laser head it uses. Under this exclusive arrangement, the supplier of the laser head is restricted from providing this relatively low energy, high repetition rate laser head to any company that would utilize the laser head in an excimer laser system for corneal refractive surgery. The Company continued to experience higher than acceptable warranty service costs associated with this component, and accordingly, during 1995 the Company began certain measures to address this issue that have continued into 1996. These measures include 100% incoming inspection of all laser heads at time of receipt from the supplier, modification and upgrading of certain critical components, development and testing of new techniques for handling the laser heads, and a search for alternative components and suppliers.


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

Payment Terms


      MEC's services are generally provided to managed care entities on a capitated basis. The contract pricing is based upon the benefit program being administered, MEC's actuarial experience and its profitable operating history with the same management team over the past eight years. During 1996, revenues per member per month generally ranged from $0.80 to $1.23. MEC arranges for the provision of necessary and covered medical services through contracted optometrists and ophthalmologists. MEC utilizes sub-capitation agreements with its surgeons to reduce the risk that MEC is obligated for. Such an arrangement requires a large volume of patients to be capitated to single ophthalmologists. In the instances where MEC cannot sub-capitate, MEC utilizes a reduced fee for service arrangement. MEC ensures cost savings with its providers utilizing management techniques to review the medical necessity for procedures, as well as utilizing its proprietary software to prevent over utilization by providers in the fee for service model. MEC utilizes the Medicare fee schedule for procedures as a starting point for development of the appropriate fees it pays its providers. To the extent MEC is successful managing patient utilization in relation to the capitated fees received, MEC's profit can be maximized. Conversely, if patient utilization is not properly managed or increases for any unforeseen reason, negative financial results could result as capitated revenues cannot be adjusted in the short term. MEC's operating profit has historically ranged between 15-20% of revenues of a pre-tax basis during its eight year history. MEC's success in providing for quality care as well as a lower cost of care for its clients has enabled it to grow at the rate of 15-30% per year by having a 95% historical retention of its existing clients.


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


      The  management   contract   between  LSIA,  the  Company's   wholly-owned
subsidiary, and the ophthalmic practice known as NNJEI is for 25 years commencing on July 3, 1996 and arranges for LSIA to provide all non-medical management. A LSIA Policy Board which is composed of two NNJEI personnel and two Company selected personnel (with tie votes to be decided by the Company's president) makes budget, capital expenditure, and major non- medical policy decisions. LSIA employs all non-medical personnel and arranges for the provision of all services and products needed to conduct the business of NNJEI. Such expenses are generally reimbursed in full by NNJEI. LSIA receives a fee of 5% of NNJEI's collectible revenues. In addition, NNJEI's profit after the expenses reimbursed and 5% fee described above, but prior to physician-related expenses, is then allocated with 40% to LSIA. LSIA management, within budget guidelines, makes adjustments to applicable revenue and expense variables in an effort to achieve established goals. LSIA management is made up of the same personnel who profitably managed the practice for several years prior to its management contract with the Company.


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

                                    (In thousands, except for per share amounts)
                                   1996             1995              1994            1993               1992
                                   ----             ----              ----            ----               ----


Net sales                       $21,504          $25,988           $ 9,594          $   365           $   658
Gross profit                     13,867           20,353             7,528               62               180
Income (loss) from operations   (4,960)            4,552             1,140          (1,657)           (1,220)
Net income (loss)               (4,074)            4,592             1,018          (4,753)           (1,333)

Conversion discount on
  preferred stock               (1,011)               --                --               --                --
Dividends on preferred stock      (359)               --                --               --                --
Net income (loss) applicable
     to common shareholders     (5.444)            4,592             1,018          (4,753)           (1,333)
Primary earnings
     (loss) per common share     (0.69)             0.64              0.17           (0.92)            (0.32)
Fully diluted earnings
     (loss) per share            (0.61)             0.64              0.16           (0.92)            (0.32)

Working capital                  10,021            7,272             3,570            3,063             5,641
Total assets                     34,250           29,102             8,641            4,511             6,191
Stockholders' equity             26,769           20,420             6,118            3,532             5,901



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

Overview


      The Company's net loss for 1996 was $4,074,369 and its loss attributable to common stockholders was $5,443,544 or $0.69 per primary common share and $0.61 per fully diluted common share on net sales of $21,503,990. The net loss is primarily attributable to a decrease in revenues generated by the Company's technology division as a result of a net decline in laser systems sold in overseas markets and a decline in the performance of the Company's health care consulting services subsidiary, MRF. The difference between the net loss and the loss attributable to common stockholders resulted from preferred stock dividends and the conversion discount on preferred stock.


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


      The higher revenues generated from health care services were offset primarily by a decrease in revenues of technology products and services during 1996. The decrease in revenues generated by the Company's technology subsidiary are primarily attributable to (i) a decrease in the number of laser systems sold in overseas markets in 1996; (ii) a higher allowance for sales returns, reflecting differences between actual experience and previously-estimated amounts; and (iii) a lower average system selling price in 1996. Although a total of 58 laser systems were sold in 1996 compared to 65 systems sold in 1995, 12 laser systems were returned in 1996 compared to one system returned in 1995. Through the first quarter of 1996, certain of the Company's sales contracts included provisions for returns over periods ranging from one to 12 months. Such provisions did not result in any material laser system returns through the end of 1995. In the second quarter of 1996, the Company ceased sales of systems with return rights. Based on the passage of time, the Company does not believe it faces significant exposure for future returns of systems. The decrease in laser system sales from 1995 levels is also the result of the Company's revised credit policy, which established more stringent criteria for acceptable sales terms. In addition, due to competitive pressures in certain markets and the Company's introduction of the lower priced LS 300 laser system in June 1996, the average sales price, net of commissions, declined by approximately 20% from 1995 average levels. Included in the first quarter of 1995 were non-recurring revenues from the sale of revenue rights from procedure fees at six surgical centers located in China in the amount of $600,000.

      The financial impact of systems sold in 1995 and returned in 1996 in excess of previously estimated amounts was approximately $1.8 million, broken down as follows: Net revenues were decreased by $2.7 million, offset by reductions in corresponding cost of sales ($0.6 million) and commissions and warranty-related costs ($0.3 million).


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


      1996 vs. 1995. The primary reasons for these increases include increased employment and other operating costs as a result of the acquisition of MEC in October 1995 and its subsequent growth, the acquisition of NNJEI in July 1996, and a general increase in personnel and costs necessary to fund the strategic initiatives of the Company and the development of its products and services. The relationship of such expenses to revenues suffered during 1996 as a result of the lower average selling price for laser systems, the additional allowance for sales returns, and the decrease in MRF revenues. Without the impact of sales returns, total selling, general and administrative expenses would have totaled approximately $17.4 million and represented 72% of net sales. Additionally, in 1996, the Company spent approximately $400,000 and significant internal resources on the expansion of its ophthalmic practice management and vision managed care strategies. Expenses in 1996 included severance costs of approximately $330,000, and the costs attributable to the work required to achieve ISO 9002 certification and CE Mark designation. During 1996, the Company increased its net reserve for uncollectible accounts by $425,000. Legal and consulting expenditures continue to be incurred as a result of ongoing regulatory filings, general corporate issues, litigation and patent issues.


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


      Earnings (loss) per share. Earnings (loss) per primary common share decreased to ($0.69) in 1996 from $0.64 in 1995, while earnings (loss) per fully diluted common share decreased to ($0.61) in 1996 from $0.64 in 1995. Primary earnings per share for 1994 was $0.17 and fully diluted earnings per share was $0.16. The decreases in 1996 are attributable to the net loss incurred and dividends on Preferred Stock issued in January 1996. Of the primary and fully diluted losses per share in 1996, $0.13 and $0.12, respectively, were a result of the value of conversion discount on preferred stock in accordance with EITF Topic D-60, and $0.05 and $0.01, respectively, were a result of dividends on Preferred Stock. Weighted average shares outstanding increased largely from the conversion into Common Stock during the year of 108 of the 116 shares of convertible Preferred Stock issued in January 1996.


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


      Receivables. At December 31, 1996, the Company's trade accounts and notes receivable aggregated approximately $11,238,000, net of total allowances for collection losses and returns of approximately $1,507,000. Accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, aggregated approximately $1,524,000 at December 31, 1996. At December 31, 1996 laser customer accounts representing 14.5% of Technologies' gross receivables, or approximately $1,785,000, had been restructured resulting in new payment terms that were extended for periods ranging from 12 to 60 months. Exposure to collection losses on technology-related receivables is principally dependent on its customers ongoing financial condition and their ability to generate revenues from the Company's laser systems. The Company's ability to evaluate the financial condition of prospective customers located outside of the United States is generally more limited than for customers located in the United States. The Company monitors the status of its receivables and maintains a reserve for estimated losses. The Company's operating history has been relatively short. There can be no assurance that the current reserves for estimated losses ($1,350,000 at December 31, 1996) will be sufficient to cover actual write-offs over time. Actual write-offs that materially exceed amounts reserved could have a material adverse effect on the Company's financial condition and results of operations.


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

10.31  Amendment  to Asset  Purchase  Agreement  dated June 17,  1996  (filed as
       Exhibit 2 (vii) to the Company's Form 8-K dated July 18, 1996*).

10.32 Agreement dated August 12, 1996 to amend Agreement and Plan of Merger by and among LaserSight Incorporated, Mark B. Gordon, O.D. and Howard M. Levin, O.D. (filed as Exhibit 10.32 to the Company's Form 10-K filed March 28, 1997*).

10.33 Agreement dated October 30, 1996 to amend Agreement and Plan of Merger by and among LaserSight Incorporated, Mark B. Gordon, O.D. and Howard M. Levin, O.D. (filed as Exhibit 10.33 to the Company's Form 10-K filed March 28, 1997*).

10.34 Agreement dated January 8, 1997 to amend Agreement and Plan of Merger by and among LaserSight Incorporated, Mark B. Gordon, O.D. and Howard M. Levin, O.D. (filed as Exhibit 10.34 to the Company's Form 10-K filed March 28, 1997*).

10.35  Agreement   dated  September  18,  1996  between  David  T.  Pieroni  and
       LaserSight Incorporated (filed as Exhibit 10.35 to the Company's Form 10-K filed March 28, 1997*).

10.36 Agreement dated December 17, 1996 between Public Company Publishing, Inc., Samuel S. Duffey and LaserSight Incorporated (filed as Exhibit
       10.36 to the  Company's  Form 10-K filed March 28, 1997*).

10.37 Agreement dated January 1, 1997, between International Business Machines Corporation and LaserSight Incorporated (filed as Exhibit 10.37 to the Company's Form 10-K filed March 28, 1997*).

10.38 Addendum dated March 7, 1997 to Agreement between International Business Machines Corporation and LaserSight Incorporated (filed as Exhibit 10.38 to the Company's Form 10-K filed March 28, 1997*).

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

11     Statement of Computation of Earnings (Loss) Per Share.

21     Subsidiaries of the Registrant.

23.1   Consent of KPMG Peat Marwick LLP.

23.2   Consent of Lovelace, Roby & Company, P.A.

27 Financial Data Schedule (filed as Exhibit 27 to the Company's Form 10-K filed March 28, 1997*).



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

                                   LASERSIGHT INCORPORATED

 Dated:   December 11, 1997        By:   /s/ Michael R. Farris
                                      -------------------------
                                      Michael R. Farris, President and
                                      Chief Executive Officer


Dated:    December 11, 1997        By:  /s/ Gregory L. Wilson
                                      -------------------------
                                      Gregory L. Wilson, Chief Financial Officer
                                      (Principal accounting officer)

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



                                            LASERSIGHT INCORPORATED
                                                 AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Years ended December 31, 1996, 1995, and 1994

                                                                   1996                 1995                  1994
                                                                   ----                 ----                  ----
                                                              (Restated)
Revenues                                                      $  21,503,990          25,988,065             9,594,468

Cost of sales                                                     3,415,276           4,859,039             2,066,220

Provider payments                                                 4,221,599             776,089                    --
                                                              --------------        -------------         ------------
                  Gross profit                                   13,867,115          20,352,937             7,528,248

Research, development, and regulatory expenses                    1,720,246           1,460,842               361,946

Selling, general and administrative expenses                     17,107,218          14,339,951             6,025,989
                                                             ---------------        -------------         ------------
                  Income (loss) from operations                  (4,960,349)          4,552,144             1,140,313

Other income and expenses:
     Interest and dividend income                                   314,287             189,548                83,142
     Loss on sale of short-term investments                              --              (1,069)             (173,623)
     Interest expense                                              (151,634)            (81,077)              (82,811)
     Other, net                                                    (415,681)          1,330,125                96,410
                                                             ---------------      --------------         -------------
                  Income (loss) before income tax
                    expense (benefit)                            (5,213,377)          5,989,671             1,063,431

Income tax expense (benefit)                                     (1,139,008)          1,397,800                45,000
                                                             ---------------      --------------        --------------
                  Net income (loss)                              (4,074,369)          4,591,871             1,018,431

Conversion discount on preferred stock                           (1,010,557)                 --                    --

Preferred stock dividend requirements                              (358,618)                 --                    --
                                                             ---------------      --------------        --------------

     (Loss) income attributable to common stockholders         $ (5,443,544)          4.591.871             1,018,431
                                                             ===============      ==============        ==============

Earnings (loss) per common share:
                  Primary                                      $     (0.69)                0.64                  0.17
                  Assuming full dilution                             (0.61)                0.64                  0.16
                                                             ===============      ==============        ==============

Weighted average number of shares outstanding:
                  Primary                                        7,893,000           7,225,000             6,166,000
                  Assuming full dilution                         8,424,000           7,230,000             6,542,000
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


Accounting Change - Earnings (Loss) Per Share

Pursuant to Emerging Issues Task Force (EITF) Announcement No. D-60, the value of the conversion discount on the Series A Convertible Preferred Stock has been reflected as an increase to the loss attributable to common shareholders for the year ended December 31, 1996. The value of the conversion discount, approximately $1.0 million, and per share effect, ($0.13) primary and ($0.12) fully diluted, has been reflected in the consolidated statement of operations. Primary loss per share and fully diluted loss per share, as originally reported in the Company's annual report, were ($0.56) and ($0.49), respectively, for the year ended December 31, 1996. This change did not affect any of the reported amounts in the consolidated balance sheet as of December 31, 1996 or the net loss for the year ended December 31, 1996.


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

                                        1996           1995
                                        ----           ----

Revenues                           $23,096,390     29,160,301
Net income (loss)                   (4,048,058)     4,913,606
Earnings (loss) per
     common share:

        Primary                    $     (0.68)          0.66
        Fully diluted                    (0.60)          0.66

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

                                    1996         1995
                                    ----         ----
Net income (loss)
        As reported           $(4,074,369)    4,591,871
        Pro forma              (4,653,040)    3,571,890

Primary EPS
        As reported           $     (0.69)       0.64
        Pro forma                   (0.76)       0.49
Fully diluted EPS
        As reported           $     (0.61)       0.64
        Pro forma                   (0.68)       0.49

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

Payments for income taxes during the years ended December 31, 1996, 1995, and 1994 were $307,360, $719,595 and $-0-, respectively.

For the years ended December 31, 1996, 1995 and 1994, the difference between the Company's effective income tax provision and the "expected" tax provision, computed by applying the federal statutory income tax rate to income before provision for income taxes, is reconciled below:

                                     1996              1995         1994
                                     ----              ----         ----

"Expected" tax provision
    (benefit)                     $(1,772,548)      2,036,000      362,000
State income taxes, net
    of federal income tax
    benefit                           (29,462)         85,000       17,000
Utilization of net operating
    loss carry forwards                     -        (426,000)    (366,000)
Foreign sales corporation
      tax benefit                           -        (216,000)           -
Valuation allowance                   528,026               -            -
Research and development                    -        (151,000)           -
Goodwill amortization                 162,321          75,000            -
Nondeductible expenses                 18,920          55,000            -
Alternative minimum tax                     -               -       16,000
Other items, net                      (46,265)        (60,200)      16,000
                                  ------------      ----------      ------
       Income tax
         expense (benefit)        $(1,139,008)      1,397,800       45,000
                                  ============      ==========      ======


NOTE 13 - SEGMENT INFORMATION
-----------------------------

                                       1996           1995           1994
                                       ----           ----           ----

Operating revenues:
  Technology related               $10,634,663     19,899,584     6,113,016
  Health care services              10,869,327      6,088,481     3,481,452
                                    ----------      ---------     ---------
       Consolidated                $21,503,990     25,988,065     9,594,468
                                   ===========     ==========     =========

Operating profit (loss):
  Technology related               $(2,148,280)     4,692,757     1,448,086
  Health care services                (895,181)     1,072,407       620,994
General corporate
  expenses                          (1,828,285)    (1,006,462)     (724,230)
Developmental stage
  company expenses -
  LaserSight Centers
  Incorporated                         (88,603)      (206,558)     (204,537)
                                       -------       --------      --------
    Income (loss)
    from operations               $ (4,960,349)     4,552,144     1,140,313
                                  ============      =========     =========

Identifiable assets:
  Technology related               $16,569,845     17,079,879
  Health care services              15,244,579     10,864,302
  Corporate assets                   2,145,663        685,783
  Developmental stage
    company assets -
    LaserSight Centers
    Incorporated                       290,126        472,529
                                       -------        -------
       Total assets                $34,250,213     29,102,493
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


Operating profit is total revenue less operating expenses. In determining operating profit for industry segments, the following items have not been considered: general corporate expenses; expenses attributable to Centers, a developmental stage company; nonoperating income; and the income tax expense (benefit). Identifiable assets by industry segment are those that are used by or applicable to each industry segment. General corporate assets consist primarily of cash and income tax accounts.


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