Form 10-Q/A
period 1997-09-30
LASERSIGHT INC /DE
filed 1998-01-09
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A

                                (Amendment No. 2)

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 1997.

                                                         or

[ ]  Transition   Report  Pursuant  to  Section  13  or 15(d) of the  Securities
     Exchange   Act  of   1934.   For   the   Transition   period   from   to  .
     ------------------- -------------------


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

                                 (314) 469-3220
                -----------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X            No
    ----              ----


         The Number of shares of the registrant's Common Stock outstanding as of November 13, 1997 is 9,984,672.

                                EXPLANATORY NOTE

The filing amends certain  previously-filed  information  contained in Part II.,
Item 1. No other items have been amended.


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

Except for the historical information contained herein, the discussion in this Report contains forward-looking statements (within the meaning of Section 21E of the Exchange Act) that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations Uncertainties and Other Issues" in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


                                      INDEX



PART II.    OTHER INFORMATION

            Item 1.     Legal Proceedings

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

         Euro Pacific Securities Service
         -------------------------------

         In June 1996, the Company filed a lawsuit in a Florida state court against Euro Pacific Securities Service GMBH & Co., KG and Mr. Wolf Wiese (collectively, the "Wiese Defendants") to collect the $1,140,000 balance due on a promissory note executed by the Wiese Defendants in 1995 relating to a stock subscription receivable. In September 1996, the Wiese Defendants removed the lawsuit to the United States District Court for the Middle District of Florida-Orlando Division.

         In July 1997, after missing the deadline for filing counterclaims against the Company, and without having obtained permission from the Court to do so, the Wiese Defendants filed a separate lawsuit in the same United States District Court against the Company and its LaserSight Technologies subsidiary. In their lawsuit, the Wiese Defendants alleged against the Company breach of contract, coercion to enter into a contract, misrepresentation, together with other charges and sought an unspecified amount of monetary damages. On October 20, 1997, the Company filed a motion to dismiss the Wiese Defendants' lawsuit. That motion remained pending as of January 6, 1997. Management believes, based in part on the advice of the Company's counsel, that the lawsuit of the Wiese Defendants is without substantive merit, is procedurally flawed and should not have a material adverse effect on the Company's financial condition or results of operations.

         The Company's lawsuit against the Wiese Defendants was tried on December 15 and 16, 1997 and resulted in the issuance on December 29,

         1997 of a final judgment in favor of the Company in the amount of $1,140,000, together with interest in the amount of $526,809 and costs and attorneys' fees in an amount yet to be determined. The deadline for the Wiese Defendants to appeal the judgment is January 28, 1998. The Company is taking steps to collect on the judgment, but there can be no assurance as to whether, when or in what amount it will be able to do so. Any recovery on the portion of the judgment representing the $1,140,000 amount due on the Wiese Defendants' promissory note will be credited to stockholders' equity, but will have no effect on the Company's results of operations.

         Northern New Jersey Eye Institute
         ---------------------------------

         In October 1997, the Company received a written request for mediation and, if necessary, arbitration from the Northern New Jersey Eye Institute, P.A. ("NNJEI"). The request related to the services agreement (the "Services Agreement") between the Company's then wholly-owned subsidiary, LSI Acquisition, Inc. ("LSIA"), and NNJEI that was entered into as part of LSIA's acquisition of the assets of NNJEI in July 1996. The request alleged breach of contract and fraud by LSIA in connection with the Services Agreement and requested termination of the Services Agreement, "several hundred thousand dollars in lost income damages," and punitive damages in an amount to be determined. The Company has denied NNJEI's allegations. The Company and NNJEI discussed a possible restructuring of the relationship between LSIA and NNJEI at a mediation session held on November 16, 1997 and in subsequent correspondence, but did not reach an agreement. Thereafter, the Company sold LSIA to Vision Twenty-One, Inc. ("Vision 21") on December 31, 1997 in a transaction which was effective as of December 1, 1997. In connection with the LSIA sale, the Company agreed to indemnify Vision 21 from certain claims related to the Services Agreement arising before December 30, 1997. Management believes, based in part on the advice of outside counsel, that the Company's indemnification obligations under the Services Agreement should not have a material adverse effect on the Company's financial condition or results of operations.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LaserSight Incorporated




Dated:     January 9, 1998                  By:  /s/ Michael R. Farris
     -------------------------                  -----------------------
                                                Michael R. Farris,
                                                Chief Executive Officer



Dated:     January 9, 1998                  By:  /s/ Gregory L. Wilson
     -------------------------                  -----------------------
                                                Gregory L. Wilson,
                                                Chief Financial Officer