Form 10-K
period 1997-12-31
LASERSIGHT INC /DE
filed 1998-03-31
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number 0-19671

                             LASERSIGHT INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)
     Delaware                                                     65-0273162
     --------                                                     ----------
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

12249 Science Drive, Suite 160, Orlando, Florida                         32836
------------------------------------------------                         -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (407) 382-2700

Securities Registered Pursuant to Section 12(b) of the Act:
      Title of Each Class              Name of Each Exchange on Which Registered
      -------------------              -----------------------------------------
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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on March 27, 1998 was approximately $29,521,498.

         Number  of  shares  of  Common  Stock outstanding as of March 27, 1998:
11,996,647.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required to be included in Part III is incorporated herein by reference to the Company's definitive proxy materials to be filed with the Securities and Exchange Commission on or before April 30, 1998.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relations and Related Transactions

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      The information in this Annual Report on Form 10-K contains forward looking-statements, as indicated by words such as "anticipates," "expects," "believes," "estimates," "intends," "projects," and "likely," by statements of the Company's plans, intentions and objectives, or by any statements as to future economic performance. Forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those described in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis--Risk Factors and Uncertainties" as well as those discussed elsewhere in this Report.


                                     PART I

Item 1.  Business

      OVERVIEW

      LaserSight Incorporated and its subsidiaries (collectively, "LaserSight" or the "Company") operate in two major operating segments: technology and health care services. The Company's principal wholly-owned subsidiaries include:
LaserSight Technologies, Inc. ("LaserSight Technologies"), LaserSight Patents, Inc. ("LaserSight Patents"), and MRF, Inc. ("The Farris Group" or "TFG").

      Technology Segment. The Company's technology segment includes LaserSight Technologies, LaserSight Patents and LaserSight Centers Incorporated ("LaserSight Centers"). LaserSight Technologies develops, manufactures and markets ophthalmic lasers with a galvanometric scanning system primarily for use in performing PRK (photorefractive keratectomy) which uses a one millimeter scanning laser beam to ablate microscopic layers of corneal tissue to reshape the cornea and to correct the eye's point of focus in persons with myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. LaserSight Patents and LaserSight Technologies license various patents related to the use of excimer lasers to ablate biological tissue and related to keratome design and usage. LaserSight Centers is a developmental-stage company through which the Company may in the future provide PRK, LASIK (Laser In-Situ Keratomileusis) and other eyecare surgical services.

      In 1994, the Company shifted its emphasis from research and development of its laser systems to the manufacturing and international sales of its lasers. The Company's Compak-200 Mini-Excimer laser ("Compak-200") was introduced internationally in 1994. The LaserScan 2000 Excimer Laser PhotoPolishing System ("LaserScan 2000") was introduced in late 1995 to replace the Compak-200. The LaserScan 2000 incorporates improvements that were developed and implemented as the result of the Company's worldwide clinical experience with the Compak-200. In 1997, the Company developed the LSX excimer laser system with a new laser head, an active eye-tracking system, and advanced engineering.

      The next-generation excimer laser is under development and improvement and is currently being marketed commercially in over 30 countries around the world. The Company enjoys the largest installed base of scanning lasers in the industry. The Company intends to continue to develop and improve upon its technology and to aggressively continue the process of gaining regulatory approval in order to access the domestic market, with approval presently anticipated during 1998. The Company's patent portfolio covers scanning technology, infrared technology, solid-state technology, calibration technology, and glaucoma treatment. The Company currently is pursuing domestic regulatory approval to market its excimer laser for glaucoma treatment. With glaucoma affecting over six million people in the United States ("U.S."), the Company believes that its laser will provide a real therapeutic use by treating this leading cause of blindness. Therefore, the Company intends to continue to build upon its leadership position internationally, moving into the domestic market for refractive surgery, while expanding the applicability of its technology to the therapeutic treatment of glaucoma.

      Health Care Services Segment. Since December 31, 1997, the health care services segment has consisted of The Farris Group. TFG provides health care and vision care consulting services to hospitals, managed care companies and physicians. Until that date, this segment had also included MEC Health Care, Inc. ("MEC") and LSI Acquisition, Inc. ("LSIA"). Under the Company's ownership, MEC was a vision managed care company that managed vision care programs for health maintenance organizations (HMOs) and other insured enrollees. LSIA was a physician practice management company that managed the ophthalmic practice known as the "Northern New Jersey Eye Institute" under a management services agreement.

      TFG works with marketers of health care manufacturers and the chief executive officers and planners of hospitals, integrated delivery systems and medical groups. The core business of TFG is two-fold: developing and maintaining physician databases in addition to providing customized strategic plans. Services included are physician recruitment tools, competitive intelligence, demand studies, community health analyses and distribution channel mapping.

      General.  For  information   regarding  the  Company's  export  sales  and
operating revenues, operating profit (loss) and identifiable assets by industry segment, see Note 14 of the Notes to Consolidated Financial Statements.

      As of December 31, 1997, the Company had 93 full-time and 4 part-time employees. The Company considers its employee relations to be good.

      The Company was incorporated in Delaware in 1987, but was inactive until 1991. In April 1993, the Company acquired LaserSight Centers in a stock-for-stock exchange with additional shares issued in March 1997 pursuant to an amended purchase agreement. In February 1994, the Company acquired The Farris Group. In July 1994, the Company was reorganized as a holding company. In October 1995, the Company acquired MEC. In July 1996, the Company's LSIA subsidiary acquired the assets of the Northern New Jersey Eye Institute, P.A. ("NNJEI"). On December 30, 1997, the Company sold MEC and LSIA, effective as of December 1, 1997. See "Recent Developments--Liquidation of Vision 21 Shares."

      The Company's principal offices and mailing address are 12249 Science Drive, Suite 160, Orlando, Florida 32836, and its telephone number at that location is (407) 382-2700. Effective on or about May 1, 1998, such address is expected to be 3300 University Boulevard, Suite 140, Winter Park, Florida 32792.

      LASERSIGHT TECHNOLOGIES

LSX Excimer Laser System

      The LSX laser system was introduced at the American Society of Cataract and Refractive Surgeons meeting in April 1997. LSX is designed to be the Company's premium excimer laser product, and incorporates improvements developed and implemented as the result of the Company's worldwide clinical experience. The LSX integrates the Company's new surgeon-intuitive version 9.0 software, the new high-reliability CeraLase ultraviolet laser source and AccuTrack eye tracking, with an ergonomic console design, to supply the complete refractive surgical workstation.

      Version 9.0 software incorporates an easy to use graphical user interface with expanded treatment capabilities for myopia, hyperopia and astigmatism, true spherical ablation profiles and a patient record database. The CeraLase ultraviolet-laser source was developed to satisfy the demanding requirements of refractive surgical systems and features 200 pulse per second operation, long reliable life, ease of day to day operation and simplified maintenance. The Company's AccuTrack eye-tracking technology was incorporated as standard feature in LSX that includes enhancements in lighting and image contrast to improve surgical centration accuracy. This fully integrated ophthalmic surgical workstation is designed for use by ophthalmologists to perform PRK and LASIK refractive laser procedures. These procedures are recognized by most ophthalmologists to be clinically predictable.

      A LSX was first shipped in December 1997 and regular commercial shipments are expected to begin at the end of March 1998. The LSX is expected to be the Company's primary excimer laser product by June 1998.

LaserScan 2000Plus Excimer Laser System

      The LaserScan 2000Plus laser system was introduced in March 1998 as an enhanced version of the LaserScan 2000. The LaserScan 2000Plus was designed to replace the LS 300 as a lower-cost alternative excimer laser product. Its improvements include the Company's new surgeon-intuitive version 9.0 software, energy stabilization, and new patient alignment/fixation system. This surgical workstation is also designed for use by ophthalmologists to perform PRK and LASIK refractive laser procedures.

LaserScan 2000 Excimer Laser System

      The LaserScan 2000 laser system was introduced at the Annual Meeting of the American Academy of Ophthalmology in October 1995. The LaserScan 2000 was designed to replace the Company's first excimer laser product, the Compak-200 laser system, and incorporates improvements developed and implemented as the result of the Company's worldwide clinical experience with the Compak-200.

      The LaserScan 2000 is a fully integrated ophthalmic surgical work station for use by ophthalmologists. It has been designed to perform PRK and LASIK refractive laser procedures currently recognized by most ophthalmologists as being clinically predictable. This compact, new-generation, ArF (193nm) excimer laser weighs less than 450 pounds, with low gas maintenance costs.

      All of the Company's excimer laser systems incorporate a scanning device utilizing a pair of galvanometer controlled mirrors that reflect and scan the laser beam directly on the corneal surface without the use of discs, masks, or diaphragms used by other excimer laser systems. The advantages of this scanning system include: (i) a smaller laser beam diameter that dramatically increases power density thereby permitting more compact systems; (ii) greater scanning pattern flexibility for refractive procedures, including the correction of myopia, hyperopia, and astigmatism; (iii) smoother surface quality without transition zones; and (iv) an ability to scan much larger optical zones (up to 9mm). The actual corneal ablation profile is computer-controlled to adjust the beam overlap and diameters of the scanning system. The source code of the scanning software is proprietary technology of the Company (patent applied for) and has been developed and tested by a series of experiments on both PMMA (plastic) and human cadaver eye tissue and at international and domestic clinical trial sites.

LS 300 Excimer Laser System

      In June 1996, LaserSight Technologies introduced the LS 300 Excimer Laser System at the Annual Meeting of the American Society of Cataract and Refractive Surgeons. The LS 300 was introduced to offer a lower-cost alternative to the LaserScan 2000. As a modified version of the Compak-200, it allowed the Company to utilize its remaining Compak-200 inventory. The modifications to the original system included upgraded optics and illumination and automatic gas exchange. The Compak-200 laser system established the industry's standard for small diameter beam, galvanometer controlled scanning lasers. That system was improved upon with the introduction of the LaserScan 2000 and LS 300 systems. Production of the LS 300 was phased out during 1997 in favor of the LaserScan 2000 and LaserScan 2000Plus systems.

Automated Disposable Keratome

      The Company acquired rights to the Automated Disposable Keratome ("A*D*K"), a device utilized in connection with the LASIK procedure, in September 1997 from inventors Luis A. Ruiz, M.D. ("Ruiz"), and engineer Sergio Lenchig ("Lenchig") of Bogota, Colombia. Ruiz and Lenchig invented the Automated Corneal Shaper ("ACS") distributed by another company. The A*D*K incorporates the market proven features found in the ACS with new enhancements: preassembled, factory inspected, single use, transparent components, and dual gear drive with covered gears. The enhanced device was designed in response to feedback received on the market leader device. Early A*D*K prototypes were shown at the American Academy of Ophthalmology conference held in San Francisco in October 1997.
Section 510(k) clearance from the U.S. Food and Drug Administration ("FDA") was applied for in October 1997 and received in January 1998, thereby allowing it to be sold and used on a commercial basis in the U.S. Manufacturing validation began in late 1997. Clinical testing began during the first quarter of 1998.

      The A*D*K will be manufactured exclusively for LaserSight by Frantz Medical Development Ltd. ("Frantz Medical"), Cleveland, Ohio, which is an ISO 9001 company experienced in the manufacture of engineering-grade medical devices. Franz Medical was chosen for its experience with OEM manufacturing for other large medical companies and its reputation for consistent delivery of quality products. The A*D*K is currently in the process of final manufacturing and clinical validation. The Company had originally expected to begin commercial sales of the A*D*K in February 1998, but now expects such sales to begin during the second quarter of 1998 due to unanticipated complexities in the manufacturing validation process.

      The Company has developed a feature-enhanced control console to power the A*D*K. The new console adds suction monitoring functions with visual and auditory alarms to indicate a caution state; an ergonomic design, including quiet operating performance; a digital display in either inches or millimeters of mercury; an elapsed time indicator to show the amount of time the eye has been exposed to high suction; and a new low suction setting to allow the surgeon the option to use the suction ring as a globe fixation device.

      The A*D*K and related products are being marketed both through the Company's existing international distributor network and through direct sales. The U.S. market is being addressed through: (i) direct contact (telephone, mail, fax and internet) to refractive surgeons; (ii) a direct marketing effort targeting laser center national accounts; (iii) educational wet lab seminars which introduce the product in key metropolitan areas; and (iv) the CRS study (a multi-center LASIK study actively involving more than 250 refractive surgeons).

      The Company expects to benefit from favorable payment terms: direct sales with payment in cash or by credit card, at shipment of product or through distributor orders with letters of credit, prepayment, or up to 30-day terms. Relatively low product price and the prospect of repeat orders necessitates such payment terms, rather than extended terms often offered for higher cost capital equipment.

      The keratome market is developing globally with the perceived emergence of LASIK rather than PRK as the procedure of choice for laser refractive surgery. This trend was first evident in markets which were among the first to embrace laser refractive surgery, and appears to be spreading to other global markets, including the U.S. where LASIK appears to be capturing a majority of refractive surgery cases for the first time in 1998. The Company believes there are five main competitors in the keratome business, but the Company has the only FDA 510(k)-cleared disposable keratome. The Company does not believe certain of the keratome products currently being marketed by competitors are currently available in large supply. Others are manual devices, rather than automated. While the Company believes that its A*D*K has significant advantages over the keratomes manufactured by its principal competitors, some of these competitors are larger, more established, and presently have greater financial strength than the Company.

      The Company believes that the major competitive factors for this product will be quality, safety, availability, automation, simplicity and price.

Ancillary Products

      The majority of ancillary revenues are part of the same class of products and services as excimer laser system sales and, in total, such revenues are less than 5% of Technology revenues.

      Certain ancillary products (such as the video display camera) are offered as a convenience to customers and are not manufactured by the Company. The more significant ancillary products are listed below.

      AccuTrack Eye Tracking System. The Company continues to offer an active eye tracking system as an option to the LaserScan 2000Plus. The system is integrated into the laser system and automatically detects slight saccadic movements of the patient's eye, automatically adjusting the position of the laser beam to ensure that the eye remains centered during the laser procedure. During 1997, the Company continued its engineering and development of the system to optimize the eye tracking system's functions, and to extend the capability of the tracking system hardware and software.

      Video Display Camera. The Company offers, as an option, a video display system for observation or recording of procedures. This camera can be installed on the LaserScan 2000Plus, either at the manufacturing facility or as an upgrade on site. The video display system includes a beam splitter, video adapter, and a single chip video camera.

Intellectual Property

      Numerous patents have been applied for by, or have been issued to, other companies related to the broad technologies of lasers and laser devices, refractive surgical procedures using laser devices, and delivery systems for using laser devices in refractive surgical procedures.

      The Company maintains a portfolio of strategically important patents, and patent applications, covering its scanning method, solid-state technology, glaucoma and retinal treatments, corneal topography development, calibration methods, treatment for myopia and hyperopia, and keratomes.

      The  Company  continues  to take  actions to secure  patent  rights in its
field.   See   "Management's   Discussion   and   Analysis--Risk   Factors   and
Uncertainties."

Purchase of Certain Patents from IBM

      In 1992, LaserSight Technologies signed a License Agreement with International Business Machines Corporation ("IBM") for IBM's patents relating to ultraviolet light ophthalmic products and procedures for ultraviolet ablation. Under this license, LaserSight Technologies paid a royalty fee of 2% of the sales of its ultraviolet lasers in those countries in which IBM had such a patent. Sales of excimer lasers in other countries were not subject to such royalty payments.

      In August 1997, the Company purchased from IBM, two patents related to ultraviolet light ophthalmic products and procedures for ultraviolet ablation. These patents (the "IBM Patents"), U.S. Patent No. 4,787,135 (Blum Patent) and U.S. Patent No. 4,925,523 (Braren Patent) relate to the use of ultraviolet light for laser vision correction, as well as all non-ophthalmic applications. With the purchase of these patents the Company also acquired related patent license agreements, and all royalties accrued after January 1, 1997 under license agreements with Summit Technologies, Inc. and Visx, Incorporated. A license to the IBM Patents is necessary for companies desiring to enter the laser vision correction market in the U.S. and certain other countries. In addition to the royalties from licenses acquired and potential new licenses with other excimer laser manufacturers and users, the Company also has the right to pursue claims for all past infringement of the IBM Patents.

Sale of Patent Rights and Licenses

      In September 1997, the Company received a one-time lump sum payment of $4 million from a third party in exchange for an exclusive worldwide, royalty-free license covering the vascular and cardiovascular rights covered in the IBM Patents.

      In February 1998, the Company entered into an agreement with Nidek Co., Ltd. ("Nidek") under the terms of which the Company retained all patent ownership rights within the U.S. to the IBM Patents, and transferred to Nidek ownership of the non-U.S. counterparts related to those patents, in exchange for $7.5 million in cash. The foreign counterpart rights to the IBM Patents include Australia, Austria, Belgium, Brazil, Canada, France, Germany, Italy, Japan, Spain, Sweden, Switzerland, and the United Kingdom. The Company also granted Nidek a non-exclusive license to utilize the U.S. patents on terms comparable with existing licensees. The agreement with Nidek does not affect any outstanding license agreements related to non-U.S. patents that have been previously granted to the Company or any other companies. The agreement with Nidek also provides for the Company to continue to have exclusive right to use and sublicense the non-U.S. patents in all fields other than ophthalmic, cardiovascular and vascular.

      The Company intends to negotiate additional license agreements relating to the IBM Patents with other companies. However, there can be no assurance as to whether, when or on what terms the Company may be able to do so. As of the date of this Annual Report, the Company had not entered into any other agreements relating to the IBM Patents other than those described herein.

Scanning and Solid-State Laser-Related Patents for Refractive Surgery

      In May 1996, a patent (U.S. Patent No. 5,520,679) for an "Ophthalmic Surgery Method Utilizing Non-Contact Scanning Laser" was granted to the Company by the U.S. Patent Office. This patent includes claims that cover ultraviolet and infrared wavelengths wherein the purposeful overlapping of sequential small-diameter laser pulses achieves a "photopolishing" of the corneal surface. Another patent (U.S. Patent No. 5,144,630) has been granted covering the apparatus and use of the solid-state (ultraviolet and infrared) LaserHarmonic System. The extent of protection that may be afforded to the Company, or whether any claim embodied in these patents will be challenged or found to be invalid, cannot be determined at this time. These patents and other pending applications may not afford a significant advantage or product protection to LaserSight Technologies.

      In July 1995, the Company exercised its option to acquire technology of a solid-state UV-laser operating at 213 nm and 200 Hz developed by Dr. J.T. Lin pursuant to Dr. Lin's Research and Development Agreement with the Company. Dr. Lin is a former president and chief executive officer of the Company. This laser system employs harmonic wavelength mixing schemes different from those described in the Company's 1992 solid-state patent (U.S. Patent No. 5,144,630), Dr. Lin's patent application, which has been assigned to the Company, has been filed covering this new technology. During 1997, efforts on this project continued, but at a priority level lower than excimer-related activities within the company's engineering and research and development departments.

      In November 1995, the Company obtained an exclusive license for patent-pending technology developed by Dr. Peter McDonnell, Professor of Ophthalmology, Doheny Eye Institute, University of Southern California. This technology for epithelial boundary determination may allow for full automation (Auto-PRK) of the PRK procedure using the Company's patented delivery system. In February 1998, the Company ended this licensing arrangement with the University of Southern California based on its perception that the LASIK procedure has become the dominant refractive surgical technique.

      In October 1995, Francis E. O'Donnell, Jr., M.D., Chairman of the Board of the Company was granted a patent (U.S. Patent No. 5,460,627) for a method and apparatus for calibration of PRK lasers. Dr. O'Donnell licensed this patent to LaserSight Centers in exchange for a 6% royalty on the net sales or uses of the patented technology. In January 1996, the Company announced a joint venture with PAR Vision Systems, as the Ex-Caliper. It uses a rastersterographic topography system to measure the effects of a simulated PRK on a single-use, disposable target. Under the terms of the agreement, the joint venture partners share in software licensing income and in the sale of disposable targets for the Ex-Calipar system.

Keratome Patents and Licenses

      In July 1997, the Company completed an agreement under which it purchased U.S. Patent No. 5,586,980 from Dr. Frederic B. Kremer. The Kremer patent covers a pivoting head in a keratome, the instrument required to create the corneal "flap" in the LASIK procedure.

      In September 1997, the Company entered into a limited exclusive license agreement with Ruiz and Lenchig for U.S. Patent No. 5,133,726/RE35421 and its foreign counterparts. The limited license agreement includes worldwide distribution rights to the A*D*K.

Treatment of Glaucoma and Other Ophthalmic Indications

      Dr. O'Donnell was independently granted two patents (U.S. Patent No. 5,370,641) for the Laser Trabeculodissection for treatment of glaucoma, and (U.S. Patent No. 5,217,452) for Transscleral Laser Treatment of Subretinal Neovascularization for macular degeneration. These patents were assigned by Dr. O'Donnell to LaserSight Centers in January 1995 for $6,121 as reimbursement for attorney's fees and costs to prosecute the patent applications.

Trade and Service Marks

      The Company has independently developed the trademarks "A*D*K", "LSX", "AccuTrack", and "ScanLink" and intends to enforce its prior appropriation of these trademarks and to seek registration thereof. "LaserSight" is a service mark developed by the Company.

Manufacturing

      In late 1995, the Company opened a new manufacturing facility in San Jose, Costa Rica to manufacture its lasers for international sales, and for delivery to U.S. investigational sites under its Investigational Device Exemption ("IDE") protocols. Beginning in 1996, all lasers sold to international customers were manufactured at this facility, as well as laser systems delivered to U.S. clinical investigators. This facility, located in a free trade zone, is expected to produce all laser units sold internationally during 1998.

      As exports of laser products not approved for sale in the U.S. are closely regulated by the FDA, the Company's establishment of an offshore manufacturing facility permits it to sell products to any international customer without prior FDA approval. Many countries have their own regulatory requirements, however.

      The manufacturing process is mainly an assembly operation in which LaserSight Technologies acquires components of its system and assembles them into a complete unit. Components include both "off-the-shelf" materials and assemblies, as well as various key components which are produced by others to the Company's design and specifications. In general, the cost of the Company's lasers predominantly relate to hardware; the labor component of cost is relatively small. The proprietary computer software operating the scanning system has been developed internally.

      A number of key components necessary to produce the Company's laser products are obtained from single vendors. Should these suppliers become unable or unwilling to supply these components, the Company would be required to seek other qualified suppliers. See "Management's Discussion and Analysis--Risk Factors and Uncertainties--Availability of Components."

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

      The EU Medical Directives include all the requirements under EU laws regarding the placement of various categories of medical devices on the EU market. This includes a "directive" that an approved "Notified Body" will review technical and medical requirements for a particular device. All clinical testing of medical devices in the EU must be done under the Declaration of Helsinki, which means that companies must have ethics committee approval prior to starting, they must obtain informed consent from each patient tested and the studies must be monitored and audited. Patient records must be maintained for 15 years. Companies must also obey the Medical Device Vigilance reporting requirements. In obtaining the CE Mark for its excimer laser system, the Company had its manufacturing and controls evaluated by a Notified Body (Sernko) for maintenance of ISO 9002 conditions, satisfied all required engineering and electro-mechanical requirements of the EU and conducted a clinical study in France to confirm the efficacy and safety of the excimer laser system on patients.

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

      The Company presently has an exclusive supply arrangement from a single source, MPB Technologies Inc., Dorval, Quebec, Canada, for the laser head used in the LaserScan 2000. Under this exclusive arrangement, the supplier of the laser head is restricted from providing this relatively low energy, high repetition rate laser head to any company that would use the laser head in an excimer laser system for corneal refractive surgery. The Company historically experienced higher than anticipated warranty service costs associated with this component, and accordingly, during 1995 the Company began certain measures to address this issue that continued into 1997. These measures include 100% incoming inspection of all laser heads at time of receipt from the supplier, modification and upgrading of certain critical components, development and testing of new techniques for handling the laser heads, and a search for alternative components and suppliers.

      During 1996, the Company contracted with a potential new supplier of the laser head component to develop an improved performance laser head based on this supplier's innovative technology and the Company's performance specification and laser lifetime requirements. In 1997, the Company began engineering evaluation and testing and determined that with some modifications the new laser head satisfied all engineering requirements. The Company began to incorporate this new laser head into its products, notably the LSX, in the fourth quarter of 1997. Further development on new variations of this technology continue and the Company has a limited exclusive license to this technology in the field of ophthalmic surgery as long as minimum purchase requirements are satisfied, i.e., 45 lasers during the first year of the license. The current supply arrangement for this laser is from a single source, TUI Lasertechnik und Laserintegration GmbH, Munich, Germany.

      The Company continues to evaluate potential supplier relationships with other laser manufacturers.

Marketing

      The use of LaserSight Technologies' medical laser systems in the U.S. requires FDA approval. LaserSight Technologies has been marketing these systems in the international market where approval is not required or has been obtained. These international sales require LaserSight to comply with the regulatory requirements of the importing nation and export requirements of the U.S.

      During 1997, LaserSight Technologies continued to market the LaserScan 2000 and, toward the end of the year, commenced the marketing of the LSX laser system in Europe, the Pacific Rim, Asia, South and Central America, and the Middle East. The Company sells its excimer laser systems and accessories using a multi-tiered marketing strategy directed toward ophthalmologists throughout the world. A combination of directly-employed sales representatives and independent international distributors and representatives is used to market directly to individual ophthalmologists, ophthalmic clinics, and hospitals.

      The Company directly employs two territorial managers who are responsible for sales, both direct and through distributors and representatives, within their respective territories. The Company's distributors and representatives have been selected based on their experience in the market for ophthalmic equipment and their capability for technical support. Distributor and representative agreements either provide for exclusive territories, with continuing exclusivity dependent upon mutually-agreed levels of annual sales, or nonexclusive agreements without sales minimums. Currently, separate distributor and representative agreements are in place for all major market areas. During

1997, approximately 89% of sales of LaserSight Technologies' products resulted from distributors and representatives with the balance from direct sales.

      During 1997, LaserSight Technologies continued to expand and negotiate with distributors and representatives for agreements to represent LaserSight Technologies' products into areas that will ensure complete worldwide sales coverage. In conjunction with its expanded sales activities, LaserSight
Technologies continues to participate in a number of ophthalmology meetings, exhibits and seminars, both domestic and foreign. Historically, two large U.S. meetings, the American Academy of Ophthalmology and the American Society of Cataract and Refractive Surgery, have yielded substantial interest in the Company's laser products.

      During 1995, the Company entered into an agreement for the Japanese market with Noda Medical Consulting, Inc. ("Noda Medical"). Under this agreement, the Company and Noda Medical formed a new business entity, LS Japan Company, Limited ("LS Japan") during 1996. In December 1997, the Company terminated its agreements with Noda Medical and started the dissolution of its LS Japan subsidiary. The Company is negotiating an exclusive distribution agreement with another firm in Japan.

      In certain countries, clinical trials of lasers are required before commercial sales can take place. As a result, LaserSight Technologies has historically placed approximately five lasers with clinical investigators at no cost to the physician. At the conclusion of these clinical trials, the lasers are to be returned to the Company.

      While the focus of LaserSight Technologies' sales activities is on the international market, the Company has sold lasers in the U.S. to ophthalmologists participating in LaserSight Technologies' FDA clinical trials. Pricing of these units has generally been lower than for those sold in foreign markets as the FDA requires that these sales be based on specific manufacturing costs, which can include an allocation of research, development and other expenses. If LaserSight Technologies continues to establish additional clinical sites in the U.S. during 1998, these sites could represent an additional source of revenue for the Company as well as additional regulatory costs. Approximately 200 LaserSight excimer laser systems are now in place worldwide.

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

      Attendance at meetings and exhibits held in the U.S. is limited to those meetings where a large attendance of foreign ophthalmologists is anticipated. These meetings include the Annual Meeting of the American Academy of Ophthalmology and the American Society of Cataract and Refractive Surgery. LaserSight Technologies limits its activities at these meetings to the distribution of technical information without making any offer to sell.

Seasonality

      Based on historical activity, the Company does not believe seasonal fluctuations have a material impact on its financial performance.

Payment Terms; Receivables

      LaserSight Technologies, which implemented more stringent sales criteria during 1996, may from time to time reassess its credit policy and the terms it will make available to individual customers. As a result of a growing presence in a number of countries and continued acceptance of the Company's laser systems, the Company's internally-financed sales with repayment periods exceeding 18 months (measured from the installation date) decreased from 28 systems in 1995 to 13 systems in each of 1996 and 1997. There can be no assurance as to the terms or amount of third-party financing, if any, that the Company's customers may obtain in the future. Since 1996, the Company has been placing greater emphasis on the terms and collection timing of future sales.

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

      At December 31, 1997 the Company was the payee on letters of credit with foreign financial institutions aggregating approximately $0.2 million (compared to $2.1 million at December 31, 1996). On occasion, it is necessary to meet a competitor's more liberal terms of payment. In those and other cases, the
Company may provide term financing. See "Management's Discussion and Analysis--Risk Factors Uncertainties--Uncollectible Receivables Could Exceed Reserves."

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

      PRK and LASIK techniques for treatment of refractive vision disorders compete with eye glasses, contact lenses, and RK (radial keratotomy). In addition, medical companies, academic and research institutions and others could develop new therapies, including new medical devices or surgical procedures (such as corneal implants and surgery utilizing other types of lasers), for the conditions targeted by the Company, which therapies could be more medically effective and less expensive than PRK and LASIK, and could potentially render PRK and LASIK obsolete. Any such development could have a material adverse effect on the business, financial condition, and results of operations of the Company.

      In addition to general laser applications, LaserSight Technologies is targeting the LSX and the LaserScan 2000 for the PRK and LASIK UV-wavelength market. The Company believes that the worldwide UV-wavelength market includes six major competitors, including two major U.S. companies. For refractive surgery, LaserSight Technologies believes that its scanning laser systems, software-based flexibility and eye tracking technology have significant advantages over the excimer lasers manufactured by its principal competitors, but many of these competitors are larger, more established, and presently have greater financial strength than the Company.

      Competitive factors such as performance, price, warranty, and royalty issues play an important role in the customer's decision to purchase an excimer laser system. Regulatory issues also play a significant role in determining the markets accessible to the Company. As the Company must obtain approval from the FDA for marketing in the U.S., the Company must presently focus its marketing efforts on international markets. Both U.S. and foreign competitors may enter the excimer laser business or acquire existing companies. Such competitors may be able to offer their products at a lower cost or may develop procedures that involve lower per procedure costs. Competition from new entrants may be prevalent in those countries where significant regulatory approval is not required.

Food and Drug Administration

      During 1994, the Company began the clinical studies required for approval of its laser systems in the U.S. During 1995, it completed the clinical activities required by the FDA for its Phase 2a myopia study and submitted the results of this phase of the trial to the FDA. In 1996, the Company filed a request to proceed with Phase 2b of its myopia study, as well as a request that its new laser model, the LaserScan 2000, be recognized as comparable in method and performance to the Compak-200 used in the earlier trials. Both of the Company's requests were approved by the FDA, and Phase 2b myopia clinical trials were started during the later part of 1996. As both models of the Company's excimer lasers will be utilized in future clinical activities, the Compak-200 systems utilized in the Phase 2a myopia trials have been upgraded with new Leica microscopes and other features that have brought these systems closer to the Company's LS 300 system configuration. During 1997, the Company completed the clinical activities required for its Phase 2b myopia study and submitted the results of the study to the FDA. The Company filed a request to proceed with Phase 3 of its myopia study, and such request was granted. In March 1998, the Company filed its Pre-Market Approval ("PMA") application for PRK treatment of myopia with its scanning laser system, and continues to enroll patients into a Phase 3 PRK study for the purpose of post-market surveillance. There can be no assurance as to whether or when the FDA will approve this PMA.

      During 1996, the Company submitted an additional protocol request to the FDA, and received its approval to proceed with clinical trials for PARK (photo-astigmatic refractive keratectomy). This Phase 2a trial is being conducted by four domestic investigators, and one international investigator and has continued through 1997 and into 1998.

      The Company is preparing to submit during 1998 additional protocol requests for hyperopia and LASIK (in which the stroma beneath the cornea is ablated rather than the surface of the cornea). The Company expects that these trials will be conducted by both domestic and foreign investigators. There is no assurance that these protocols will be approved by the FDA. If such approvals are received, the Company anticipates that it will establish up to an additional four domestic clinical trial sites, and one additional international site. The FDA currently limits to 20 the maximum number of clinical sites a manufacturer can establish.

      In July 1997, the Company acquired the rights to a PMA application filed with the FDA for a laser to perform LASIK, a refractive surgery alternative to surface PRK from Photomed. On February 13, 1998, the Ophthalmic Devices Panel of the FDA determined that the PMA presented by Dr. Frederic Kremer, a former shareholder of Photomed, was not approvable due to specific deficiencies which the FDA subsequently identified in letter to Dr. Kremer dated March 13, 1998. Dr. Kremer's PMA is for a single-site usage (rather than general commercial usage) and encompasses the treatment of myopia and myopic astigmatism, specifically using LASIK. The commercial sale of the Photomed laser in the United States would require, in addition to the approval of Dr. Kremer's PMA, certain additional FDA approvals, including GMP (Good Manufacturing Practice) clearance, the development and validation of a manufacturing process for the Photomed laser, and a payment by the Company of $1.75 million if the FDA approves such commercial sale before July 29, 1998. The FDA's action is unrelated to the PMA for the Company's scanning laser systems which the Company recently submitted to the FDA.

      In March 1998, the Company filed a PMA for its principle scanning laser platform for PRK treatment of myopia. The Company continues to enroll patients into a Phase 3 PRK study for the purpose of post-market surveillance. The Company is also conducting a Phase 2 clinical trial for PARK. The Company also has an IDE approved by the FDA for the treatment of glaucoma by laser trabeculodissection. The Company has completed a Phase 1 study in blind eyes and expects to submit the results to the FDA in April 1998, to request an expansion to study sighted glaucoma patients.

Research and Development

      During 1997, the Company continued its research and development activities related to new laser products, laser systems, product upgrades and ancillary product lines. Excluding regulatory expenses, research and development expense was $1,723,695 in 1997 compared to $948,520 in 1996, an increase of 82%. In 1995, these expenses were $983,130. Considerable research and development effort was directed to the development of the LSX laser system and continued improvement of the LaserScan 2000 and 2000Plus systems, including completion of subsystems for automatic gas fill, power stabilization, operating software and other key components. Many of the subsystems developed were designed to be retrofitted to Compak-200 and LS 300 lasers already in use.

      Other research and development efforts have been focused on the development of the new solid-state LaserHarmonic laser and have resulted in an operational prototype. The LaserHarmonic is the first true non-gas laser capable of delivering a laser beam in the ultraviolet spectrum (common to all excimer lasers used for refractive surgery). The Company expects to direct additional efforts during 1998 toward the production of a commercial design for this product. In addition, the LaserHarmonic could be capable of generating multiple wave lengths, thus permitting its use for other ophthalmic procedures which now require separate lasers.

      The LaserHarmonic research and development effort resulted in the identification of many features which have been subsequently incorporated into the Company's excimer laser systems. Further efforts will continue to be directed at an appropriate level towards production of a clinical design for this product to ensure that a commercial version is available to meet the market's demand for such a system. There are no assurances that these activities will be successful.

      Upon completion of a clinical design for the LaserHarmonic system, pre-clinical trials and formal clinical trials are anticipated. Once sufficient clinical and safety data have been gathered, the Company intends to initially market the LaserHarmonic system for medical uses outside of the U.S. The Company continues to assess numerous issues related to manufacturing and marketing of the LaserHarmonic system. Prior to commercialization the LaserHarmonic will likely be renamed. As is the case with many new technology products, the commercialization of the LaserHarmonic is subject to potential delays.

      During  1997,   the  Company   continued   development   of  its  advanced
eye-tracking system which is standard on the LSX and offered as an option to LaserScan 2000 purchasers. The LaserSight eye tracker (AccuTrack) is an "Active + Passive" system that is capable of following even fine saccadic eye movements. The tracking system requires no dilation and no on-eye apparatus to eliminate most error normally introduced by gross and fine eye movements to untracked laser refractive surgery. Additionally, a larger margin of safety may be seen for patients with poor compliance.

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

      In conjunction with the University of Southern California, the Company entered into agreements for the development of an epithelial boundary determination device and for a method of preventing keratocyte loss. Such agreements have not resulted in material revenues or expenses to date. In February 1998, the Company terminated its license to the method of preventing keratocyte loss.


HEALTH CARE CONSULTING SERVICES (TFG)

Introduction

      TFG has historically been a national provider of consulting services in strategic analysis, planning and implementation, and decision support for hospitals, health systems, HMOs and other organizations engaged in health care related services. During 1996 and 1997, as a result of losses incurred beginning the last half of 1996, TFG substantially reduced its staffing and more narrowly focused its resources on its business of developing decision support information, strategic planning and physician recruiting. TFG's clients include community hospitals, hospital systems, physician practices, specialty health care providers and manufacturers and distributors of products and services to health care providers.

      The senior consulting staff of TFG includes seasoned professionals with health care experience ranging from 10 years to more than 20 years of experience. These individuals represent expertise obtained from hospital settings in senior administrative roles in both non-profit and proprietary sectors. The consulting staff has significant experience in the health care industry in such areas as market research, hospital operations, strategic planning, turnaround management, finance, and medical practice operations.

Principal Services

      Decision Support Information. Decision support information is developed by TFG from published data bases, demographic data, health services demand information, manpower projections, hospital utilization and community migration and emigration data, with which TFG performs patient service and primary market research including its proprietary Secret Shopper methodology. TFG adds value by obtaining primary information, understanding the various sources and characteristics of the available information, enhancing the commercially available information through interviews and teleresearch and managing large amounts of data for decision-making purposes.

      TFG provides client specific decision support information for planning and marketing activities of client organizations. Clients include hospitals, health care systems, integrated delivery systems, individual physicians and group practices and organizations marketing to health care providers.

      The Secret Shopper methodology is a versatile tool for gaining competitive intelligence. With certain embellishments, TFG is able to expand the results of Secret Shopper studies into a proprietary product called Distribution Channel Mapping, which examines all of the health care providers in a market along with the flow of referrals and other resources. Distribution Channel Mapping aids clients, particularly hospitals, in planning competitive growth strategies, acquisition targets, mergers and divestitures. Industry projections reflect that growth in health care services will be in areas other than in hospital services. Therefore, hospitals, to continue their growth, must either increase market share or diversify. TFG believes that it is well positioned to help hospital clients grow beyond the traditional inpatient and outpatient services because of its access to critical information and the experience of the consulting staff.

      Strategic Planning. TFG created a strategic planning model, which may be tailored in terms of amount of detail, sequence and confidence level of information utilized in the planning process. In addition, TFG provides various segments of the strategic planning process as may be required by the client. Securing decision support information to meet the needs of in-house planners, conducting planning retreats and assistance in defining the vision or mission determining functions are examples of strategic planning components which may be provided separately to clients. Senior consultants at TFG also provide general advisory services to senior managers of health care organizations.

      Physician Recruitment. TFG continues to assist clients in filling specific physician needs. The services include the traditional retained search program, contingency searches and providing source information for in-house recruiters. The Physician Recruitment service also provides candidate screening, coordinating on-site visits and pre-employment negotiations. The Recruitment consultants also assist physicians and potential purchasers of physician practices in valuations and contracting.

Marketing

      Most of TFG's business comes from new projects for existing clients and through favorable referrals from such clients. Recently, TFG introduced the Distribution Channel Mapping product and increased the sales activities to hospitals located in competitive environments. New brochures have been created describing the services and the professional staff. Presentations to health care executives concerning the use of Distribution Channel Mapping for strategic decisions are given at scheduled conferences. Utilizing their extensive knowledge of hospitals and physicians in the U.S., TFG consultants have expanded their service offerings to companies selling to the health care provider market.

      TFG is introducing direct mail advertising followed by telephone follow-up for certain of its services. The success of such activities will be evaluated on an ongoing basis.

      TFG serviced approximately 30 clients in both 1997 and in 1996.

Payment Terms

      Clients are generally billed monthly for services rendered with the amount due upon receipt of the invoice. The monthly billing may be either a retainer or based on actual time and materials incurred. Certain projects are capped as to a maximum billable fees.

Competition

      The Company believes that key competitive factors relating to its health care services segment include the experience of consultants, contacts within the industry and pricing of services. Primary competitors are large national consulting firms and small health care consulting firms. The Company believes it holds advantages over many of these firms based upon (i) its commitment to be a turn-key provider, capable developer of strategic business plans, experienced and skilled executor of the plans, and implementers of critical follow-through required; (ii) its consultants' hands-on experience in numerous settings vital to the successful implementation of these services within this politically-charged, changing industry; and (iii) TFG's significant experience in the development of comprehensive, in-house data bases and research functions, both vital areas in delivering the set of turn-key consulting services demanded by the market.


Item 2.  Properties

      The table below describes the Company's present facilities. All such facilities are leased from independent third parties.




                                                                       Square        Monthly      Expiration
            Location                Description                        Footage       Payment         Date
            --------                -----------                        -------       -------         ----
Orlando, Florida (1)             Principal offices of Company and       7,600        $12,449       5/31/00
                                 LaserSight Technologies
Orlando, Florida (1)             LaserSight Technologies--              1,535         $1,763       5/31/98
                                 additional space
St. Louis, Missouri (2)          The Farris Group office                7,900        $10,204       7/20/98
Near San Jose, Costa Rica        Manufacturing facility for             6,400         $4,198      11/30/00
                                 international sales



(1) The Company is seeking to consolidate its Orlando facilities and to approximately double the existing space. The Company expects to enter into a lease for approximately 22,600 square feet at a cost of $23,334 per month, with an expiration date of June 14, 2002. The Company believes that such new facility will be adequate for the foreseeable future and that its existing space can be subleased.

(2)   The Company is seeking smaller office space for TFG.


Item 3.  Legal Proceedings

      Euro Pacific Securities Service. In June 1996, the Company filed a lawsuit in a Florida state court against Euro Pacific Securities Service and Mr. Wolf Wiese (collectively, the "Wiese Defendants") to collect the $1,140,000 balance due on a promissory note executed by the Wiese Defendants in 1995 relating to a stock subscription receivable. In September 1996, the Wiese Defendants removed the lawsuit to the U.S. District Court for the Middle District of Florida-Orlando Division. In July 1997, after missing the deadline for filing counterclaims against the Company, and without having obtained permission from the Court to do so, the Wiese Defendants filed a separate lawsuit in the same U.S. District Court against the Company and its LaserSight Technologies subsidiary. In their lawsuit, the Wiese Defendants alleged against the Company breach of contract, coercion to enter into a contract, misrepresentation, together with other charges and sought an unspecified amount of monetary damages. On October 20, 1997, the Company filed a motion to dismiss the Wiese Defendants' lawsuit. On February 10, 1998, the Court dismissed the Wiese Defendants' lawsuit without prejudice.

      The Company's lawsuit against the Wiese Defendants was tried on December 15 and 16, 1997 and resulted in the issuance on December 29, 1997 of a final judgment in favor of the Company in the amount of $1,140,000, together with interest in the amount of $526,809 and costs and attorneys' fees in an amount yet to be determined. The Wiese Defendants have appealed the judgment to the U.S. Court of Appeals for the Eleventh Circuit, Atlanta, Georgia. To date, appellate briefs have not been filed with the court. The Company is taking steps to collect on the judgment, but there can be no assurance as to whether, when or in what amount it will be able to do so. Any recovery on the portion of the judgment representing the $1,140,000 amount due on the Wiese Defendants' promissory note will be credited to stockholders' equity, but will have no effect on the Company's results of operations.

      Northern New Jersey Eye Institute. In October 1997, the Company received a written request for mediation and, if necessary, arbitration from the physicians at NNJEI. The request related to the services agreement (the "Services Agreement") between LSIA and NNJEI that was entered into as part of LSIA's acquisition of NNJEI's assets in July 1996. The request alleged breach of contract and fraud by LSIA in connection with the Services Agreement and requested termination of the Services Agreement, "several hundred thousand dollars in lost income damages" and punitive damages in an amount to be determined.

      The Company has denied NNJEI's allegations. The Company and NNJEI discussed a possible restructuring of the relationship between LSIA and NNJEI at a mediation session held on November 16, 1997 and in subsequent correspondence, but did not reach an agreement. Thereafter, the Company sold LSIA to Vision Twenty-One, Inc. ("Vision 21") on December 30, 1997 in a transaction which was effective as of December 1, 1997. In connection with the LSIA sale, the Company agreed to indemnify Vision 21 from certain claims related to the Services Agreement arising before December 30, 1997. Management believes, based in part on the advice of outside counsel, that the Company's indemnification obligations under the Services Agreement should not have a material adverse effect on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

      The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "LASE." The table below sets forth the high and low sales prices for the Common Stock during 1996 and 1997, as reported by The Nasdaq Stock Market. As of March 1, 1998 there were approximately 217 holders of record of the Common Stock and, as far as the Company can determine, approximately 3,700 total shareholders, including shareholders of record and shareholders in "street name."

                           High          Low                                             High          Low
                           ----          ---                                             ----          ---
Fiscal 1996                                                    Fiscal 1997
   First Quarter          $13.38        $9.50             First Quarter                 $6.63         $5.19
   Second Quarter          13.12         8.88             Second Quarter                 7.31          3.38
   Third Quarter           11.00         6.06             Third Quarter                  6.94          4.19
   Fourth Quarter           7.00         5.31             Fourth Quarter                 5.25          2.56

On March 27, 1998, the last sale price of the Common Stock on The Nasdaq Stock Market was $2.625.

      The Company has not paid any cash dividends on the Common Stock since its inception. The Company currently does not anticipate paying cash dividends on Common Stock in the foreseeable future. The Company's loan agreement with its secured lender, Foothill Capital Corporation ("Foothill"), provides that the Company shall not pay any cash dividends.


Item 6.  Selected Consolidated Financial Data

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The summary financial information as of and for each of the years in the five-year period ended December 31, 1997 is derived from the Company's consolidated financial statements for such years.

                                    (In thousands, except for per share amounts)
                                   1997             1996              1995            1994               1993
                                   ----             ----              ----            ----               ----

Net sales                       $24,389          $21,504           $25,988           $9,594              $365
Gross profit                     11,687           11,381            18,895            6,484                62
Income (loss) from operations   (9,262)          (4,960)             4,552            1,140           (1,657)
Gain on sale of subsidiaries      4,129              ---               ---              ---               ---
Net income (loss)               (7,253)          (4,074)             4,592            1,018           (4,753)
Conversion discount
 on preferred stock                (42)          (1,011)               ---              ---               ---
Dividends and accretion
 on preferred stock               (298)            (359)               ---              ---               ---
Income (loss) attributable
     to common stockholders     (7,593)          (5,444)             4,592            1,018           (4,753)
Basic earnings
     (loss) per common share     (0.80)           (0.69)              0.68             0.18            (0.92)
Diluted earnings
     (loss) per share            (0.80)           (0.69)              0.64             0.16            (0.92)
Working capital                  12,730           10,021             7,272            3,570             3,063
Total assets                     50,461           34,250            29,102            8,641             4,511
Long-term obligations               500              642               ---              ---               ---
Redeemable convertible
 preferred stock                 11,477              ---               ---              ---               ---
Stockholders' equity             27,040           26,769            20,420            6,118             3,532


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      All yearly references are to the Company's fiscal years ended December 31, 1997, 1996 and 1995, unless otherwise indicated.

Adoption of New Accounting Standard

      During 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" which established new standards for computing and presenting earnings per share. The historical measures of earnings per share (primary and fully diluted) are replaced with two new computations of earnings per share (basic and diluted). The Company adopted SFAS 128 as of December 31, 1997.

      In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." They are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated.

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

Overview

      The Company's net loss for 1997 was $7,253,084 and its loss attributable to common stockholders was $7,592,926, or $0.80 per basic and diluted common share, on net sales of $24,388,833. The net loss is primarily attributable to increased expenses generated by the Company's technology segment. The difference between the net loss and the loss attributable to common stockholders resulted from preferred stock dividends and accretion and the conversion discount on preferred stock.

      On December 30, 1997, the Company sold its MEC and LSIA subsidiaries to Vision 21 in a transaction which was effective as of December 1, 1997. Under the Company's ownership, MEC was a vision managed care company which managed vision care programs for health maintenance organizations (HMOs) and other insured enrollees and LSIA was a physician practice management company which managed the ophthalmic practice known as NNJEI under a management services agreement. The Company received $6.5 million in cash paid at the closing and 820,085 unregistered shares of Vision 21 common stock ("Vision 21 Shares"), subject to certain post-closing adjustments. See "Recent Developments--Liquidation of Vision 21 Shares." Although the amount of post-closing adjustments could be as much as $770,000, the Company estimates, as of March 27, 1998, that the amount of such adjustments will be approximately $150,000. This estimate is subject to change and reflects the anticipated effect of the following: The Company is required to reimburse Vision 21 for operating profits for the month of December 1997 generated by MEC and LSIA, negative working capital as of November 30, 1997 of MEC and LSIA less than negative $180,000, if any, and negative net worth as of November 30, 1997 for MEC and LSIA, if any. In addition, if prior to December 31, 1998 Vision 21 does not enter into certain practice management agreements with NNJEI and an affiliated physician, or absent such agreements, if the benefits Vision 21 derives from existing practice management agreements for the period ending December 31, 1998 is less than $133,000, then the Company is required to reimburse Vision 21 for such shortfall on a dollar-for-dollar basis up to a maximum of $500,000. In an amendment to Form 8-K filed with the Securities and Exchange Commission (the "SEC") on March 17, 1998, Vision 21 disclosed that the physicians currently employed by NNJEI have threatened to discontinue providing professional services effective March 31, 1998.

Results of Operations

      Net sales. The following table presents the Company's net sales by major operating segments: technology products and services and health care services for the previous three years.

                                   1997                      1996                           1995
                         Net Sales    % of Total    Net Sales    % of Total       Net Sales     % of Total
                         ---------    ----------    ---------    ----------       ---------     ----------

Technology               $12,170,018       50%     $10,634,663       50%         $19,899,584         77%
Health care services      12,218,815       50%      11,263,399       52%           6,088,481         23%
Intercompany revenues             --        --       (394,072)      (2%)                  --          --
                         -----------     -----     -----------      ----         -----------       -----

Total net sales          $24,388,833      100%     $21,503,990      100%         $25,988,065        100%
Change from
  prior year                     13%                     (17)%


      Net sales and revenues increased by $2,884,843 between 1996 and 1997. Net sales and revenues decreased by $4,484,075 between 1995 and 1996.

      1997 vs. 1996. The increase in health care services revenue was primarily attributable to increased revenues generated by MEC (an increase of $1,806,392) and LSIA (an increase of $1,317,780), offset by a substantial reduction in revenues generated by TFG. Of the total net sales and revenues for 1997, MEC, LSIA and TFG accounted for revenues of $7,985,811 (33% of total revenues), $3,021,304 (12%) and $1,211,700 (5%), respectively. Net sales for TFG for the year ended 1997 decreased by $2,168,756 from the same period in 1996. This decrease was due primarily to a reduction in consulting services provided and was accompanied by a total expense reduction, including costs of services, of $2,055,959 for the year ended 1997. Such revenue decrease is primarily a result of that subsidiary's primary revenue producer, Michael R. Farris, being named as president of the Company in late 1995, eliminating his day-to-day participation in the consulting business. Other consultants employed were unable to maintain revenues at historical levels. The increase in revenues generated by MEC resulted from new contracts entered into during 1997 and increased enrollments in existing contracts. The increase in revenues generated by LSIA in 1997 is primarily a result of LSIA being acquired in July 1996. The increase in revenues generated by the Company's technology subsidiary is primarily attributable to the phasing out of the LS 300 laser system which had a lower selling price than the LaserScan 2000 and LSX. Forty-six laser systems were sold during 1997 compared to 46 systems, net of returns, sold 1996. The Company's ability to sell the new LSX into certain European countries is limited until the system receives CE Mark certification, which is anticipated sometime in mid-1998. Technology revenues include the impact of 12 sales returns in 1996 (see the next paragraph) and one system return in 1997. Based upon the expected timing of increased availability of the LSX, the Company expects laser system sales to remain at 1997 levels for the first quarter of 1998, with moderately increased sales levels thereafter.

      1996 vs. 1995. The increase in health care services revenue was primarily attributable to revenues generated by the Company's acquisitions of MEC on October 5, 1995 and of the assets of NNJEI on July 3, 1996, partially offset by a reduction in TFG's revenues of 31% relative to 1995. This decrease was due primarily to a reduction in consulting services provided. During the third quarter of 1996, the Company reduced the number of TFG's personnel in anticipation that 1997 revenues would continue below historical levels. Of the total net sales and revenues for 1996, MEC, TFG and LSIA accounted for revenues of $6,179,419 (29% of total revenues), $3,380,456 (16%) and $1,703,524 (8%), respectively. Of TFG's total revenues, $394,072 (2%) were intercompany revenues which have been eliminated in the Company's consolidated financial statements. LSIA's 1996 revenues reflect a six-month period.

      The higher revenues generated from health care services were offset primarily by a decrease in revenues of technology products and services during 1996. The decrease in revenues generated by the Company's technology subsidiary was primarily attributable to (i) a decrease in the number of laser systems sold in overseas markets in 1996; (ii) a higher allowance for sales returns, reflecting differences between actual experience and previously-estimated amounts; and (iii) a lower average system selling price in 1996. Although a total of 58 laser systems were sold in 1996 compared to 65 systems sold in 1995, 12 laser systems were returned in 1996 compared to one system returned in 1995. Through the first quarter of 1996, certain of the Company's sales contracts included provisions for returns over periods ranging from one to 12 months. Such provisions did not result in any material laser system returns through the end of 1995. In the second quarter of 1996, the Company ceased sales of systems with return rights. Based on the passage of time, the Company does not believe it faces significant exposure for future returns of systems. The decrease in laser system sales from 1995 levels was also the result of the Company's revised credit policy, which established more stringent criteria for acceptable sales terms. In addition, due to competitive pressures in certain markets and the Company's introduction of the lower priced LS 300 laser system in June 1996, the average sales price, net of commissions, declined by approximately 20% from 1995 average levels. Included in the first quarter of 1995 were non-recurring revenues from the sale of revenue rights from procedure fees at six surgical centers located in China in the amount of $600,000.

      The financial impact of systems sold in 1995 and returned in 1996 in excess of previously estimated amounts was approximately $1.8 million, broken down as follows: Net revenues were decreased by $2.7 million, offset by reductions in corresponding cost of sales ($0.6 million) and commissions and warranty-related costs ($0.3 million).

      Cost of revenues; gross profits. The following table presents a three-year comparative analysis of cost of revenues, gross profit and gross profit margins.

                                        1997          % Change              1996         % Change              1995
                                        ----          --------              ----         --------              ----

Product cost                      $4,127,908               21%        $3,415,276            (30%)        $4,859,039
 Cost of services                  8,573,932               28%         6,707,308             200%         2,234,131
 Gross profit                     11,686,993                          11,381,406                         18,984,895
 Gross profit percentage                  48%                                53%                                73%

Products only:
 Gross profit                      8,042,110                           7,219,387                         15,040,545
 Gross profit percentage                 66%                                 68%                                76%


      Gross profit margins were 48% of net sales in 1997 compared to 53% in 1996 and 73% in 1995. Gross profit increased $305,587 in 1997 from 1996 and decreased $7,513,489 in 1996 from 1995.

      1997 vs. 1996. The gross profit margin decrease was attributable to (i) a significant increase in MEC revenues with a corresponding increase in provider payments, which historically have ranged from approximately 68 to 72% of MEC revenues, and (ii) a general increase in the operating costs of the Company's Costa Rican manufacturing facility due to the doubling of leased space and higher than average compensation increases paid to Costa Rican employees due to the competitive environment for engineers in that area, the costs of which are allocated entirely to cost of goods sold. The gross profit margin decrease was mitigated in part due to a substantial increase in revenues generated by LSIA. Costa Rican operating expenses are not expected to increase materially without a significant increase in the level of systems sold.

      1996 vs. 1995. The gross profit margin decrease was attributable to (i) a full year's activity of MEC which, in 1996, operated at a gross profit percentage of 32% (which the Company believes is above average for the managed care industry); (ii) a lower average sales price for laser systems sold in 1996;
(iii) the additional allowance for sales returns; and (iv) the sale of the Company's future revenue rights for six laser systems in China for $600,000 in 1995. After removing revenues from the sale of revenue rights in 1995 and all health care services revenues from 1996 and 1995 consolidated sales and revenues, the gross profit margins and gross profit margin were $7,219,387 and 68%, respectively, in 1996 and $14,440,545 and 75%, respectively, in 1995.

      Research,   development  and  regulatory  expenses.  The  following  table
presents  a  three-year  comparative  analysis  of  research,   development  and
regulatory expenses.

                                      1997          % Change         1996        % Change         1995
                                      ----          --------         ----        --------         ----

Research, development
  and regulatory                   $2,807,579           63%        $1,720,246       18%         $1,460,842
As a percent of technology
   net sales                              23%                             16%                           7%


      Research, development and regulatory expenses increased by $1,087,333 between 1996 and 1997. Such expenses increased by $259,404 between 1995 and 1996.

      1997 vs. 1996. The increase can primarily be attributed to ongoing research and development of new scanning refractive laser systems, including development of the LSX and add-on features for the LaserScan 2000, and continued software development for the laser systems. Additionally, the Company has incurred increased costs related to the FDA regulatory process, both for its own scanning laser system (the PMA application for which was filed in March 1998), and the LASIK laser system (for which the Company purchased the rights to manufacture and commercialize if FDA approval is received). Additional costs have been incurred in the clinical and manufacturing validation of the A*D*K. Increased commercial production and shipment of the LSX is anticipated during the second quarter of 1998. Since the initial announcement of the development of the LSX, the Company has solicited and received input from clinical users and prospective customers. This has resulted in modifications to the system, necessitating additional development and testing for clinical validation. As a result of a continuation of the efforts described, the Company expects research, development and regulatory expenses during the first two quarters of 1998 to remain at levels consistent with those incurred in the latter part of 1997. The Company does not anticipate 1998 expenses overall to exceed 1997 levels. Regulatory expenses may increase as a result of the Company's continuation of current FDA clinical trials, protocols added during 1997 related to the potential use of the Company's laser systems for treatment of glaucoma, the possible development of additional future protocols for submission to the FDA and the LASIK PMA acquired in July 1997.

      1996 vs. 1995. The increase can primarily be attributed to ongoing research and development of new refractive laser systems, including refinements to and accessories for the LaserScan 2000, and continued software development for the excimer lasers. Regulatory expenses increased as a result of the Company's approval from the FDA to proceed with Phase 2b clinical trials for myopia and Phase 2a clinical trials for PARK and the development of additional protocols for possible future submission to the FDA.

      Selling, general and administrative expenses. The following table presents a three-year comparative analysis of selling, general and administrative expenses.


                                   1997       % Change               1996       % Change               1995
                                   ----       --------               ----       --------               ----
Selling, general and
     administrative            $18,141,568       24 %            $14,621,509        14 %            $12,881,909
As a % of net sales                   74 %                              68 %                               50 %

      Selling, general and administrative expenses increased by $3,520,059 in 1997 from 1996. Such expenses increased by $1,739,600 in 1996 from 1995.

      1997 vs. 1996. The primary reasons for these increases include the continued growth of MEC ($376,126), increased amortization costs resulting from acquired patents, license agreements and other intangibles ($1,074,365), additional provisions for uncollectible accounts ($1,902,432), and a general increase in personnel costs necessary to fund the strategic initiatives of the Company and the development of its products and services. Such strategic efforts include enhancements to field service, engineering and software development departments, the pursuit during 1997 of vision managed care contracts with HMOs, insurers and employer groups, the IBM patents and the A*D*K license. Additionally, LSIA began operations in July 1996, resulting in six months of expenses being included in 1996 operations and representing increased expenses of $269,069 during 1997. These increases were partially offset by the substantial reduction in the operating costs of TFG ($1,456,999). Legal and accounting expenditures continue to be incurred as a result of ongoing regulatory filings, general corporate issues, litigation and patent issues.

      1996 vs. 1995. The primary reasons for these increases include increased employment and other operating costs as a result of the acquisition of MEC in October 1995 and its subsequent growth, the acquisition of the assets of NNJEI in July 1996, and a general increase in personnel and costs necessary to fund the strategic initiatives of the Company and the development of its products and services. The relationship of such expenses to revenues suffered during 1996 as a result of the lower average selling price for laser systems, the additional allowance for sales returns, and the decrease in TFG revenues. Without the impact of sales returns, total selling, general and administrative expenses would have totaled approximately $14.9 million and represented 62% of net sales. Additionally, in 1996, the Company spent approximately $400,000 and significant internal resources on the expansion of its ophthalmic practice management and vision managed care strategies. Expenses in 1996 included severance costs of approximately $330,000, and the costs attributable to the work required to achieve ISO 9002 certification and CE Mark designation on the LaserScan 2000. During 1996, the Company increased its net reserve for uncollectible accounts by $425,000. Legal and consulting expenditures continue to be incurred as a result of ongoing regulatory filings, general corporate issues, litigation and patent issues.

      Income (Loss) from Operations. The Company recognized a loss from operations of $9,262,154 in 1997 compared to a loss from operations of $4,960,349 in 1996 and an income from operations of $4,552,144 in 1995.

      1997 vs. 1996. The decrease in operating results can be attributed primarily to the increases in research, development, regulatory and general and administrative expenses partially offset by increased revenues. Effective December 1, 1997, the Company sold two of its subsidiaries. See "Recent Developments-Liquidation of Vision 21 Shares".

      1996 vs. 1995. The decrease in operating results can be attributed primarily to the decrease in net sales of the Company's laser systems, the higher-than-estimated level of laser system returns, and the loss incurred by TFG. Additional contributing factors included an overall increase in expenses, including research and development, regulatory and selling, general and administrative expenses, including resources devoted to the development of the Company's business strategies.

      Other Income and Expenses. Interest and dividend income of $383,611 was earned in 1997 from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. This represents an increase of $69,324 from 1996. Investment earnings in 1996 were $314,287, an increase of $124,739 from 1995, and consisted of the investment of cash and cash equivalents and a note receivable. Interest expense incurred during 1997 was $1,343,198 and related primarily to the credit facility established with Foothill on April 1, 1997 and the note payable to the former owners of MEC which was repaid on April 1, 1997. In addition to interest paid on the outstanding note payable balance, interest expense includes the amortization of deferred financing costs, the accretion of the discount on the note payable, and fees associated with amendments to the original loan agreement. Interest expense for 1996 was $151,634 and related primarily to the notes payable to the former owners of MEC and a capital lease on most of the NNJEI assets acquired.

     Included in other expense in 1997 and 1996 are costs of $280,400 and $415,681, respectively, related to the settlement of patent and other filed and threatened litigation. There were no such expenses in 1995. Included in other income is a $4,129,057 gain recognized from the sale of two of the Company's subsidiaries. See "Recent Developments--Liquidation of Vision 21 Shares."

      During 1995, the Company received payment of $350,000 from the Company's former president in settlement of securities trading losses incurred during 1993 and the first half of 1994, and recognized a non-recurring gain. In addition, the Company also received aggregate payments of $980,125 in settlement of its litigation claims against Residue Recovery Corp., and recognized a non-recurring gain. Without these gains, net income for 1995, after the estimated income tax effect of these gains, would have been approximately $3,528,000 or $0.52 per basic share.

      Income taxes. The Company recorded an income tax provision of $880,000 in 1997 compared to an income tax benefit of $1,139,008 in 1996 and an income tax provision of $1,397,800 in 1995. The 1997 provision for income taxes primarily results from the gain on the sale of two of the Company's subsidiaries after utilization of net operating loss and capital loss carryforwards. The 1996 benefit reflects an effective income tax rate of approximately 22% resulting from a limitation of available net operating loss carrybacks and the establishment of a valuation allowance on deferred tax assets. The 1995 provision for income taxes reflected an effective income tax rate of approximately 23% resulting from utilization of net operating loss carryforwards, a reduction of the deferred tax asset valuation allowance and income tax credits.

      Net Income (Loss). The Company incurred a net loss of $7,253,084 in 1997 compared to a net loss of $4,074,369 in 1996 and net income of $4,591,871 in 1995. The 1997 results are primarily attributable to a combination of increased revenues from technology products and MEC services, losses generated from TFG and higher operating expenses as previously described. The loss in 1996 was primarily attributable to the decrease in net sales of the Company's laser systems combined with the higher than estimated level of laser system returns, TFG's loss, an overall increase in expenses as previously described, and settlement expenses. The improved operating results in 1995 were primarily the result of increased sales of the Company's laser systems, the profitability of the health care services companies, and non-recurring gains.

      Earnings (loss) per share. Earnings (loss) per basic and diluted common share decreased to ($0.80) in 1997 from ($0.69) in 1996. The decreases in 1997 are attributable to the larger net loss incurred and accretion and dividend requirements on the redemption in October 1997 of, the Company's Series B Convertible Participating Preferred Stock, $.001 par value (the "Series B Preferred Stock") issued in August 1997. Of the basic and diluted losses per share in 1997, $0.04 and $0.04, respectively, were a result of the value of conversion discount on preferred stock in accordance with EITF Topic D-60 and accretion and dividend requirements on the Series B Preferred Stock. Weighted average shares outstanding increased in 1997 as a result of the conversion of eight shares of Series A Preferred Stock into Common Stock, the 1997 amendment to the purchase agreement related to LaserSight Centers, the issuance of shares under the earnout provisions of the 1994 acquisition of TFG, the issuance of shares in conjunction with the 1997 acquisition of rights to a PMA and keratome patent, and the exercise of options.

      The decreases in 1996 were attributable to the net loss incurred and dividends on the Series A Preferred Stock issued in January 1996. Of the basic and diluted losses per share in 1996, $0.13 and $0.13, respectively, were a result of the value of conversion discount on preferred stock in accordance with EITF Topic D-60, and $0.05 and $0.05, respectively, were a result of dividends on the Series A Preferred Stock.

      In 1995, earnings per share grew at a slower rate than net income, primarily because of a significant increase in weighted average shares outstanding -- 19% on a basic basis and 12% on a diluted basis. The increases were largely the result of a placement of Common Stock in early 1995, exercises of outstanding stock options and grants of additional stock options, shares issuable pursuant to the TFG acquisition agreements and shares issued in connection with the MEC acquisition in the fourth quarter. For purposes of computing basic and diluted earnings per share, 406,700 shares of Common Stock that were issuable pursuant to an earnout based on the pre-tax performance of TFG have been included in weighted average shares outstanding for both 1996 and 1995.

Liquidity and Capital Resources

      Working Capital. Working capital increased $2,708,899 from $10,020,801 in 1996 to $12,729,700 in 1997. This increase resulted primarily from an increase in cash and cash equivalents and marketable equity securities resulting from the sale of two of the Company's subsidiaries. See "Recent Developments--Liquidation of Vision 21 Shares."

      Sources and uses of funds. Operating activities used net cash of $4,352,779 in 1997, compared to $4,172,458 used in 1996. This increase is primarily attributable to higher 1997 net loss compared to the net loss in 1996 and the sale of two of the Company's subsidiaries. These items were partially offset by an increase in amortization and depreciation costs and increases in accounts payable, accrued expenses and income tax accounts. Net cash used in investing activities was $5,779,075 in 1997 compared to $20,197 of net cash provided by investing activities during 1996 and net cash used of $293,574 in 1995. Net cash used in investing activities during 1997 can be primarily attributed to the acquisition of certain patents and license agreements from IBM and others, the purchase of office and computer equipment, and the purchase of a vision managed care contract, partially offset by the proceeds from the sale of two of the Company's subsidiaries and proceeds from the exclusive licensure of such patents. Net cash provided by investing activities in 1996 can be primarily attributed to the proceeds from the sale-leaseback transaction offset by the acquisition of the assets of NNJEI and the purchase of office and computer equipment and leasehold improvements. Net cash provided from financing activities during 1997 was $11,986,753 and consisted of net proceeds from the issuance of the Series B Preferred Stock to finance the acquisition of the IBM patents, the credit facility with Foothill and the exercise of stock options, offset by the redemption of Series B Preferred Stock, the repayment of a note payable to former owners of MEC and repayment of a capital lease obligation. Net cash provided from financing activities during 1996 was $4,557,423, consisting of net proceeds from the issuance of Series A Preferred Stock totaling $5,342,152, less a payment of $1,373,518 in debt relating to the Company's acquisitions of TFG in February 1994 and MEC in October 1995 and repayment of a capital lease obligation. The exercise of stock options and warrants generated cash of $588,789. Net cash provided from financing activities during 1995 was $1,928,132, consisting of net stock proceeds totaling $1,323,333 and receipt of $1,108,061 from the exercise of stock options, reduced by $503,262 in payments on Company debt.

      Financing. On April 1, 1997, the Company entered into a loan agreement with Foothill for a loan of up to $8 million, consisting of a term loan in the amount of $4 million and a revolving loan in an amount of 80% of the eligible receivables of LaserSight Technologies, but not in excess of $4 million. The original terms of the term loan provided for interest at an annual rate of 12.50% and required repayment of principal in monthly installments of $1.33 million beginning on May 1, 1998. The revolving loan bears interest at a variable annual rate of 1.50% above the base rate of Norwest Bank Minnesota. The original terms of the revolving loan provided that the $4 million maximum amount of the revolving loan was to decline by $1.33 million per month beginning on August 1, 1998. In connection with the loan, the Company paid an origination fee of $150,000 and issued warrants to purchase 500,000 shares of Common Stock. The warrants are exercisable at any time from April 1, 1998 through April 1, 2002 at an exercise price initially equal to $6.0667 per share. Subject to certain conditions based on the market price of the Common Stock, up to half of the warrants are eligible for repurchase by the Company. Any warrants that remain outstanding and unexercised on April 1, 2002 are subject to mandatory repurchase by the Company at a price of $1.50 per warrant. Based on an agreement between Foothill and the Company and certain anti-dilution features of the Foothill warrants, the issuance of the Series B Preferred Stock resulted in (i) an increase in number of Foothill warrant shares by approximately 50,000 (ii) a reduction in the warrant exercise price to approximately $5.52 per share, and
(iii) a reduction in the repurchase price of the warrants to approximately $1.36 per warrant. The Foothill loan is secured by a pledge of substantially all of the Company's accounts receivable and other assets. The Company used a portion of the net proceeds of the term loan to pay in full the balance due under its note to the former owners of MEC.

      On December 30, 1997, the Company used $2.0 million of proceeds from the sale of MEC and LSIA to reduce the principal balance of its term loan with Foothill, from $4.0 million to $2.0 million. The Company also used approximately $1.5 million of proceeds from the sale to repay the balance under its revolving loan facility with Foothill as of December 30, 1997.

      Effective as of December 30, 1997, the Company restructured its agreements with Foothill as follows: The maximum amount available under its revolving loan facility has been reduced to $2.0 million. In addition, the Company pledged its Vision 21 Shares to Foothill as collateral. After the Company has received aggregate gross proceeds of $2.5 million from the liquidation of the Vision 21 Shares, it must apply any additional proceeds to repay its term loan with Foothill, and apply any remaining proceeds to retire any then-outstanding advances under its revolving loan with Foothill. In any event, the Company's term and revolving loans are to be paid in full by June 15, 1998. Until June 16, 1998, Foothill has waived the Company's compliance with the financial covenants contained in the loan agreements.

      Redemption and Repurchase of Series B Preferred Stock. The Company voluntarily redeemed 305 shares of the Series B Preferred Stock (approximately 19% of the 1,600 shares originally issued) in October 1997. The Company paid the redemption price of $3,172,000 (including a 4% redemption premium) with funds held in a blocked account which serves as collateral for the Company's contingent obligation to redeem Series B Preferred Stock. As required by its agreement with the preferred shareholders, the Company had established the $3.2 million blocked account to hold 80% of the $4 million the Company had received in September 1997 as a payment for an exclusive, worldwide, royalty-free license to a third party covering the use in the vascular and cardiovascular fields of the IBM Patents. The Company believes that its continued holding of the restricted funds in the blocked account (instead of redeeming the 305 preferred shares) would not have meaningfully enhanced the Company's liquidity and would, under the terms of the Series B Preferred Stock, have resulted in an increase in the redemption premium (to as much as 14%) or the expiration in January 1998 of the Company's option to redeem such 305 shares. In addition, the Company believes that the redemption reduced the dilutive effect of the Series B Preferred Stock on the Company's common shareholders.

      In addition, the Company repurchased 351 shares of Series B Preferred Stock (approximately 22% of the shares originally issued) in February and March 1998. In exchange for the consent of the holders of Series B Preferred Stock to the sale of the international patent rights to the IBM Patents (see "Recent Developments--Nidek Patent Transaction" and "--Agreements with Preferred
Shareholders"), the Company agreed to deposit $4.2 million of the sale transaction proceeds into the blocked account. The Company used such funds to pay the repurchase price of $4,212,000 (including a 20% premium). The Company believes that without the consent of the preferred shareholders, the transaction would not have been completed. In addition, the Company believes that the repurchase reduced the dilutive effect of the Series B Preferred Stock on the Company's common shareholders.

      Working capital requirements. The Company experienced a significant negative cash flow from operations in 1997, largely resulting from the level of laser system sales and the increase in research, development and regulatory expenses resulting from the development of the LSX and other efforts as previously described. The Company expects cash flow from operations to begin to show improvement in the second and third quarters of 1998 as a result of the expected shipment of the LSX and A*D*K's as previously discussed. However, the Company expects to incur a loss and a deficit in cash flow from operations for the first quarter of 1998. There can be no assurance that the Company can regain or sustain profitability or positive operative cash flow in any subsequent fiscal period. Based on these factors, the Company believes that its balances of cash and cash equivalents along with expected operating cash flows, the anticipated liquidation of the Vision 21 Shares and the availability of the Foothill revolver through June 15, 1998, will be sufficient to fund its anticipated working capital requirements for the next 12 months based on modest growth and anticipated collection of receivables. A failure to collect timely a material portion of current receivables, unexpected delays in the shipment of the LSX or A*D*K products, or a delay in the anticipated liquidation of the Vision 21 Shares could have a material adverse effect on the Company's liquidity. The Company may from time to time reassess its credit policy and the terms it will make available to individual customers. With the anticipated sales of the new LSX laser system during 1998, the Company intends to internally finance a proportionately smaller number of sales over periods exceeding 18 months than in preceding years. There can be no assurance as to the terms or amount of third-party financing, if any, that the Company's customers may obtain in the future. The Company is placing greater emphasis on the terms and collection timing of future sales.

      The  Company   expects  to  increase  the  level  of   manufacturing   and
distribution of its laser systems and to continue a variety of research and development activities on its excimer and solid-state laser systems over the next twelve months and it is anticipated that such research and development as well as regulatory efforts in the U.S. will be the most significant technology related expenses in the foreseeable future.

      Possible joint ventures. The Company is receptive to joint venture discussions with compatible companies for the development and operation in international markets of surgical centers that will utilize the Company's products. The Company has no present commitments for joint venture relationships, and no assurance can be given that any such relationships will be secured on terms satisfactory to the Company.

      In October 1996, the Company announced an agreement with Laser Vision Centers, Inc. ("Laser Vision") to create a joint venture to make excimer laser technology available to the participating physicians of LaserSight Centers. If finalized, such an agreement would have provided for Laser Vision to provide the excimer laser and necessary technical personnel to locations serviced by the approximately 100 ophthalmologists currently under non-exclusive contract with LaserSight for excimer laser services. No written agreement has been executed and no further negotiations are under way at this time.

      Stock subscription receivable. The Company is owed $1,140,000 on a promissory note from the Company's former placement agent in connection with a placement of Common Stock in January 1995. The Company's lawsuit to collect on the note resulted in the issuance in December 1997 of a final judgment in favor of the Company in the amount of $1,140,000, together with interest in the amount of $526,809 and costs and attorneys' fees in an amount yet to be determined. Despite the fact that the defendants have appealed the judgment, the Company is currently pursuing efforts to collect the judgment.

Risk Factors and Uncertainties

      The business, results of operations and financial condition of the Company and the market price of the Common Stock may be adversely affected by a variety of factors, including the ones noted below:

      Potentially Unlimited Number of Series B Conversion Shares Issuable. There is no limit on the number of shares of Common Stock potentially issuable in connection with conversions of Series B Preferred Stock. As illustrated in the table below, the number of shares of Common Stock issuable upon such conversions (the "Series B Conversion Shares") depends on the market price of the Common Stock at the time of conversions:

     Assumed                 Number of              As % of Common Shares
   Conversion           Series B Conversion          Assumed Outstanding
    Price (1)         Shares Issuable (2)(3)        After Conversion (4)
    ---------         ----------------------        --------------------

     $0.50                 11,880,000                      49.8%
     $1.00                  5,940,000                      33.1%
     $1.739583 (5)          3,414,611                      22.2%
     $2.00                  2,970,000                      19.8%
     $3.00                  1,980,000                      14.2%
     $4.00                  1,485,000                      11.0%
     $5.00                  1,188,000                       9.0%
     $6.00                    990,000                       7.6%
     $6.68 (6)                889,221                       6.9%

--------------------------

     (1) Equals the lesser of (A) $6.68 or (B) the average of the three lowest closing bid prices of the Common Stock during the 30 trading days immediately preceding the applicable conversion date.

     (2) Excludes an aggregate of 2,011,975 Series B Conversion Shares that have been issued in connection with conversions through March 27, 1998.

     (3) Based on an agreement between the Company and the holders of the Series B Preferred Stock, no more than 390,659 additional Series B Conversion Shares may be issued before June 12, 1998 or, subject to certain shareholder approval requirements, September 14, 1998. This agreement can be terminated by the preferred shareholders under certain circumstances. See "Recent Developments--Agreement With Preferred Shareholders--Proposed Revision of Terms."

     (4) Equals the 11,996,647 shares of Common Stock outstanding on March 27, 1998 plus the number of Series B Conversion Shares issuable upon the conversion (at a conversion price indicated in the table) of all 594 shares of Series B Preferred Stock outstanding as of such date.

     (5) Equals the conversion price in effect as of March 30, 1998.

     (6) Under the terms of the Series B Preferred Stock, the conversion price cannot exceed $6.68, regardless of the market price of the Common
         Stock. The Company has agreed, subject to the approval of its stockholders, to amend the terms of the Series B Preferred Stock to adjust this maximum conversion price to equal the lesser of $6.68 or 110% of the average closing bid prices of the Common Stock during the 20-trading day period ending on September 14, 1998. Failure to receive such approval on or before June 12, 1998 will require the Company to issue to the holders of the Series B Preferred Stock warrants to purchase up to 750,000 shares of Common Stock at a price of $2.724 per share. See "Recent Developments--Agreement With Preferred Shareholders--Proposed Revision of Terms."

     Potential Obligations to Redeem Preferred Stock. Any holder of Series B Preferred Stock could require the redemption of all or a portion of its shares for cash at a premium of at least 25% under any of the following circumstances:

     o If the Company fails to maintain the effectiveness of its registration statement under the Securities Act of 1933 (the "Securities Act") relating to the resale of the Series B Conversion Shares and the Common Stock issuable upon the exercise of warrants (such shares, the "Series B Warrant Shares") issued in connection with the Company's private placement of the Series B Preferred Stock in August 1997 by the holders thereof.

     o If the Company becomes required to register additional Series B Conversion Shares under the Securities Act, but for any reason fails to have a registration statement relating to such shares declared effective by the SEC within 30 days after such requirement first arises. Based on the number of shares of Series B Preferred Stock outstanding as of March 27, 1998, and the number of Series B Conversion Shares that have already been registered, the Company estimates that it would be required to file such a registration statement if the conversion price of the Series B Preferred Stock were to decline below approximately $1.36.

     o If the Company fails to take all necessary action (including obtaining any necessary stockholder approvals) to authorize the issuance of additional shares of Common Stock as may become required in connection with the exercise of the Series B Preferred Stock and the exercise of the Series B Warrants. Such authorization of additional Common Stock would be required if the number of shares of Common Stock reserved for such issuance becomes, for any period of three consecutive trading days, less than 175% of the number of shares of Common Stock that would then be issuable upon conversion of the outstanding Series B Preferred Stock.

Under any of these circumstances, the redemption price per share of Series B Preferred Stock to be redeemed would equal the liquidation preference of $10,000 per share multiplied by the greater of (i) 1.25 or (ii) a fraction, the numerator of which would equal the highest closing bid price of the Common Stock during the period beginning 10 trading days before the redemption date and ending five business days after such date, and the denominator of which would equal the conversion price that would have been applicable if the preferred shares had been converted as of the redemption date. The fraction described in the preceding sentence will depend on market prices of the Common Stock and could significantly exceed 1.25. There can be no assurance that the Company would have the financial resources to pay any such redemption price. In addition, any required redemption of preferred shares would cause a default under the Company's credit facility with Foothill that would entitle Foothill to accelerate the otherwise-applicable maturity date (June 15, 1998) of the Company's Foothill debt.

     Shares Eligible For Future Sale. Except as provided below, substantially all of the Company's outstanding Common Stock (11,996,647 shares as of March 27, 1998) is freely tradeable without restriction or further registration under the Securities Act, unless such shares are held by "affiliates" of the Company as that term is defined in Rule 144 under the Securities Act. The shares of Common Stock listed below are "restricted securities." Restricted securities may be sold in the public market only if they have been registered under the Securities Act or if their sales qualify for Rule 144 or another available exemption from the registration requirements of the Securities Act.

    o All Series B Conversion Shares are freely saleable, subject only to the satisfaction of a prospectus delivery requirement. If all outstanding Series B Preferred Stock had been converted as of March 27, 1998, the number of such freely-tradeable shares would have been approximately 3,414,611. (Subject to certain exceptions specified in an agreement between the Company and its preferred shareholders, no more than 390,659 additional Conversion Shares may be issued before June 12, 1998 or, subject to certain shareholder approval requirements, September 14, 1998. See "Recent Developments--Agreement With Preferred Shareholders--Proposed Revision of Terms"). The actual number of Series B Conversion Shares will depend on future events, especially the market prices of the Common Stock and the timing of the conversion decisions of the holders of Series B Preferred Stock.

     o The 790,000 shares of Common Stock issuable upon exercise of the Series B Warrants (with an exercise price of $5.91 per share) will be freely saleable following such exercise, subject only to the satisfaction of a prospectus delivery requirement.

     o The 535,515 shares in an unregistered acquisition transaction in July 1997 (the "Photomed Shares") have become freely tradeable, subject only to a prospectus delivery requirement.

     o Other shares of Common Stock (the "Other Shares") which the Company may be required to issue in the future may become eligible for resale pursuant to Rule 144, the exercise of registration rights, or otherwise. See "Possible Dilutive Issuance of Common Stock--NNJEI; --LaserSight Centers and Florida Laser Partners; --TFG."

Sales, or the possibility of sales, of the Series B Conversion Shares, Series B Warrant Shares, Photomed Shares, Centers Shares, or Other Shares, whether pursuant to a prospectus, Rule 144 or otherwise, could depress the market price of the Common Stock.

     Past and Expected Future Losses and Operating Cash Flow Deficits; No Assurance of Future Profits or Positive Operating Cash Flows. The Company incurred losses of $7.3 million and $4.1 million during 1997 and 1996, respectively. During such periods, the Company had a deficit in cash flow from operations of $4.4 million and $4.2 million, respectively. Although the Company achieved profitability during 1995 and 1994, it had a deficit in cash flow from operations of $1.9 million during 1995. In addition, the Company incurred losses in 1991 through 1993. As of December 31, 1997, the Company had an accumulated deficit of $11.9 million. The Company expects to incur a loss and a deficit in cash flow from operations during the first quarter of 1998. As a result of the Company's sale of its MEC and LSIA subsidiaries in December 1997, the Company's losses and deficits in cash flow from operations in future periods may be greater than if the Company had not sold MEC and LSIA. There can be no assurance that the Company can regain or sustain profitability or positive operating cash flow.

     Uncollectible Receivables Could Exceed Reserves. At December 31, 1997, the Company's trade accounts and notes receivable aggregated approximately $8,791,736, net of allowances for collection losses and returns of approximately $2,025,000. Accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, aggregated approximately $1,600,000 at December 31, 1997. Exposure to collection losses on receivables is principally dependent on the Company's customers ongoing financial condition and their ability to generate revenues from the Company's laser systems. In addition, approximately 90% and 87% of net receivables at December 31, 1997 and 1996, respectively, related to international accounts. The increase in this percentage between 1996 and 1997 resulted from the Company's December 1997 sale of its MEC and LSIA subsidiaries (substantially all of whose receivables related to U.S. accounts). The Company's ability to evaluate the financial condition and revenue generating ability of its prospective customers located outside of the U.S. is generally more limited than for customers located in the U.S. Although the Company monitors the status of its receivables and maintains a reserve for estimated losses, there can be no assurance that the Company's reserves for estimated losses ($1,825,000 at December 31, 1997) will be sufficient to cover actual write-offs over time. During 1997, the Company wrote off approximately $1,892,000 of receivables. Actual write-offs that materially exceed amounts reserved could have a material adverse effect on the Company's consolidated financial condition and results of operations.

     Restructuring of Receivables. At December 31, 1997, the Company had restructured laser customer accounts in the aggregate amount of approximately $1,070,000 (9.8% of the gross receivables as of such date), resulting in the extension of the original payment terms by periods ranging from 12 to 60 months. The Company's liquidity and operating cash flow will be adversely affected if additional extensions become necessary in the future. In addition, it may be more difficult to collect laser system receivables if the payment schedule extends beyond the expected economic life of the laser system.

     Potential Liquidity Problems. During the year ended December 31, 1997, the Company experienced a $4.4 million deficit in cash flow from operations, largely resulting from the loss incurred during 1997 and the increase in the Company's research, development and regulatory expenses. Of this amount, approximately 82% was incurred during the third and fourth quarters of the year. The Company expects that any improvements in cash flow from operations will depend on, among other things, the Company's ability to market, produce and sell its new LSX laser systems and its A*D*K product on a commercial basis. See "--New Products" and "--Minimum Payments Under A*D*K License Agreement" below. As of March 27, 1998, the LSX laser system had not made any significant contribution to the

Company's operating cash flow. Based on the status of clinical validation and refinement of the manufacturing processes, the Company does not expect significant commercial shipments of the A*D*K until mid-1998. Subject to these factors, the Company believes that its balances of cash and cash equivalents, together with expected operating cash flows, the anticipated liquidation of the Vision 21 Shares, and the availability of up to $2.0 million under its revolving credit facility with Foothill through June 15, 1998, will be sufficient to fund its anticipated working capital requirements for a 12-month period based on anticipated collection of receivables. However, if the Company does not collect timely a material portion of current receivables, experiences significant further delays in the shipment of its LSX or A*D*K, experiences less market demand for such products than it anticipates, or experiences a delay in the anticipated liquidation of the Vision 21 Shares the Company's liquidity could be materially adversely affected.

     Uncertainty Regarding Availability or Terms of Capital to Satisfy Possible Additional Needs. The Company may need additional capital, including to fund the following:

     o Any future negative cash flow from operations or the repayment on or before June 15, 1998 of any amounts borrowed under the Company's revolving credit facility with Foothill to finance such negative cash flow.

    o Certain cash payment obligations under the Company's LASIK PMA application acquisition agreement of July 1997 with Photomed, Inc. ("Photomed"). Such cash payment obligations include (i) $1.75 million payable if the FDA approves the LASIK PMA application for commercial sale before July 29, 1998 and (ii) if the FDA approves the Company's scanning laser for commercial sale in the U.S. before January 1, 1999, $3,663 for each day (or approximately $110,000 for each month) between the date of such approval and January 1, 1999, subject to a maximum of $1.0 million. (These obligations are in addition to the Company's obligation to pay $1 million in Common Stock. See "--Possible Dilutive Issuance of Common Stock--Photomed.")

     o Additional working capital necessary to develop a production line for the LASIK laser system and to obtain the GMP (Good Manufacturing Practice) clearance from the FDA that is required for the commercial sale of the LASIK laser system.

     o Additional working capital necessary to support the commercial introduction of its laser systems into the U.S. market after receiving FDA approval. (The Company believes the earliest these expenses might occur is the second half of 1998.)

In addition, the Company may seek alternative sources of capital to fund its product development activities and to consummate future strategic acquisitions.

     Except for additional borrowing available (as of March 27, 1998, up to $2.0 million) under its revolving credit facility with Foothill through June 15, 1998 and an aggregate of approximately $6.5 million to $7.45 million (subject to certain post-closing adjustments) scheduled to be received in increasing monthly installments from February through May of 1998 (approximately $1.6 million has been received to date in 1998) from the sale or redemption of the Vision 21 Shares (see "Recent Developments--Liquidation of Vision 21 Shares"), the Company has no commitments or proposals from third parties to supply additional capital, and there can be no assurance as to whether or on what terms the Company could obtain additional capital.

     To the extent that the Company satisfies its future financing requirements through the sale of equity securities, holders of Common Stock may experience significant dilution in earnings per share and in net book value per share. Such dilution may be more significant if the Company sells additional preferred stock with a conversion price linked to the market price of the Common Stock at the time of conversion (as is the case with the Series B Preferred Stock). The Foothill financing or other debt financing could result in a substantial portion of the Company's cash flow from operations being dedicated to the payment of principal and interest on such indebtedness and may render the Company more vulnerable to competitive pressures and economic downturns. If the Company cannot obtain additional capital on satisfactory terms, it may be required to sell additional assets.

     Adverse Consequences if Company Cannot Receive Agreed-Upon Value of Its Vision 21 Shares. As described in more detail below under "Recent Developments--Liquidation of Vision 21 Shares," Vision 21 has agreed to pay to the Company on May 29, 1998 an amount equal to the amount (the "Shortfall Payment"), if any, by which the gross proceeds of sales of the Vision 21 Shares fall short of $6.5 million (subject to certain post-closing adjustments). Both the value of the Vision 21 Shares and the ability of Vision 21 to make the Shortfall Payment (if any is required) is subject to risks, including without limitation the risks disclosed in Vision 21's filings with the SEC. Copies of such filings can be obtained, upon payment of prescribed fees, at the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549 or from the SEC's Web site containing information filed electronically with the SEC. The address of such site is http://www.sec.gov. The Company takes no responsibility for any information included in or omitted from any SEC filing by Vision 21. Such filings are not part of this document and are not incorporated by reference herein. To the extent that the liquidation of the Vision 21 Shares does not occur according to the schedule specified in the Company's agreement with Vision 21, or any required Shortfall Payment is not paid when due, the Company's liquidity and financial condition may be materially adversely affected.

     Possible Dilutive Issuance of Common Stock--LaserSight Centers and Florida Laser Partners. Based on previously-reported agreements entered into in 1993 in connection with the Company's acquisition of LaserSight Centers (the Company's development-stage subsidiary) and modified in July 1995 and March 1997, the Company is obligated as follows:

     o To issue to the former shareholders and option holders (including two trusts related to the Chairman of the Board of the Company and certain former officers and directors of the Company) of LaserSight Centers, up to 600,000 unregistered shares of Common Stock (the "Centers Contingent Shares") based on the Company's pre-tax operating income through March 2002 from performing PRK or other refractive laser surgical procedures. The Centers Contingent Shares are issuable at the rate of one share per $4.00 of such operating income.

     o To pay to a partnership whose partners include the Chairman of the Board of the Company and certain former officers and directors of the Company a royalty of up to $43 (payable in cash or shares of Common Stock (the "Royalty Shares")), for each eye on which a laser refractive optical surgical procedure is conducted on an excimer laser system owned or operated by LaserSight Centers or its affiliates. Royalties do not begin to accrue until the earlier of March 2002 or the delivery of all of the 600,000 Centers Contingent Shares.

As of December 31, 1997, the Company had not accrued any obligation to issue Centers Contingent Shares or Royalty Shares. There can be no assurance that any issuance of Centers Contingent Shares or Royalty Shares will be accompanied by an increase in the Company's per share operating results. The Company is not obligated to pursue strategies that may result in the issuance of Centers Contingent Shares or Royalty Shares. It may be in the interest of the Chairman of the Board for the Company to pursue business strategies that maximize the issuance of Centers Contingent Shares and Royalty Shares.

     Possible Dilutive Issuance of Common Stock--TFG. To the extent that the Company's The Farris Group subsidiary achieves certain pre-tax income levels during 1998, the earnout provisions of the Company's agreement for the acquisition of The Farris Group in 1994 would require the Company to issue to the former owner of such company (Mr. Michael R. Farris, the President and Chief Executive Officer of the Company) up to approximately 343,000 shares of Common Stock (the "Farris Contingent Shares"). There can be no assurance that any issuance of the Farris Contingent Shares will be accompanied by an increase in the Company's per share operating results.

     Possible Dilutive Issuance of Common Stock--Photomed. If the FDA approves a LaserSight-manufactured laser system for general commercial use in the treatment of hyperopia (farsightedness) after having approved for commercial sale the LASIK PMA application to which the Company acquired rights in August 1997, the Company would be required to issue additional shares of Common Stock with a market value of $1.0 million (based on the average closing price of the Common Stock during the preceding 10-day period). If such market value had been computed as of March 27, 1998, the number of additional shares issuable would have been approximately 409,000. Depending on whether and when such FDA approval is received and on the market price of the Common Stock at the time of any such approval, the actual number of additional shares issuable could be more (but not more than permitted under the listing rules of The NASDAQ Stock Market) or less than this number.

     Possible Dilutive Issuance of Common Stock--NNJEI. In connection with the acquisition of the assets of NNJEI by the Company's LSIA subsidiary in July 1996, the Company agreed to issue up to 102,798 additional shares of Common Stock if the average closing price of the Common Stock during the 10-day period immediately preceding July 15, 1998 is less than $15 per share. All 102,798 shares will be issuable unless such average closing price is more than $10 per share. The Company's sale of LSIA in December 1997 does not affect this contingent obligation.

     Acquisition- and Financing-Related Contingent Commitments to Issue Additional Common Shares. The Company may from time to time include in future acquisitions and financings provisions which would require the Company to issue additional shares of its Common Stock at a future date based on the market price of the Common Stock at such date. Persons who are the beneficiaries of such provisions effectively receive some protection from declines in the market price of the Common Stock, but other shareholders of the Company will incur additional dilution of their ownership interest in the event of a decline in the price of the Common Stock. Such dilution may be increased by provisions in the warrant issued to Foothill that may increase the number of shares issuable under the Foothill warrant and decrease the exercise price of the Foothill warrant. The factors to be considered by the Company in including such provisions may include the Company's cash resources, the trading history of Common Stock, the negotiating position of the selling party or the investors, as applicable, and the extent to which the Company estimates that the expected benefit from the acquisition or financing exceeds the expected dilutive effect of the price-protection provision. See "Recent Developments--Schwartz Electro-Optics, Inc. Letter of Intent."

     Dependence on Key Personnel. The Company is dependent on its executive officers and other key employees, especially Michael R. Farris, its President and Chief Executive Officer, and J. Richard Crowley, the President and Chief Operating Officer of its LaserSight Technologies subsidiary. A loss of one or more such officers or key employees, especially of Mr. Farris or Mr. Crowley, could have a material adverse effect on the Company's business. The Company does not carry "key man" insurance on Mr. Farris, Mr. Crowley or any other officers or key employees.

     Risks Associated with Past and Possible Future Acquisitions. The Company has made several significant acquisitions since 1994, including TFG in 1994, Photomed in 1997, and its acquisition of the IBM Patents in August 1997. These acquisitions, as well as any future acquisition, may not achieve adequate levels of revenue, profitability or productivity or may not otherwise perform as expected. Acquisitions involve special risks, including unanticipated liabilities and contingencies, diversion of management attention and possible adverse effects on operating results resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and difficulties related to the integration of the acquired businesses. Although the Company is currently focusing on its existing operations, the future ability of the Company to achieve growth through acquisitions will depend on a number of factors, including the availability of attractive acquisition opportunities, the availability of funds needed to complete acquisitions, the availability of working capital needed to fund the operations of acquired businesses and the effect of existing and emerging competition on operations. Should additional acquisitions be sought, there can be no assurance that the Company will be able to successfully identify additional suitable acquisition candidates, complete additional acquisitions or integrate acquired businesses into its operations. See "Recent Developments--Schwarz Electro-Optics, Inc. Letter of Intent."

     Amortization of Significant Intangible Assets. Of the Company's total assets at December 31, 1997, approximately $23.1 million (46%) were intangible assets, of which approximately $7.1 million reflects goodwill (which is being amortized using an estimated life ranging from 12 to 20 years), approximately $11.3 million reflects the cost of patents (which is being amortized over a period ranging from approximately 9 to 17 years), and approximately $4.7 million reflects the cost of licenses and technology acquired (which is being amortized over a period ranging from 31 months to 12 years). The 12-year life of acquired technology was determined based on the Company's best judgment at the time of the most likely life-span of a solid-state laser product and related patent. The major factors involved in the Company's ongoing assessment are its judgment whether there will be a market for solid-state as an improvement to existing excimer laser technology and that there is an industry and marketplace interest in such development that can be successfully pursued by the Company or others that will result in revenue from the associated patent. The Company's intangible assets were decreased by approximately $6.0 million as a result of the February 1998 closing of the Company's patent agreement with Nidek. See "Recent Developments--Nidek Patent Transactions." Goodwill is an intangible asset that represents the difference between the total purchase price of the acquisitions and the amount of such purchase price allocated to the fair value of the net assets acquired. Goodwill and other intangibles are amortized over a period of time, with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income (or increases the Company's net loss) in that period. A reduction in net income resulting from the amortization of goodwill and other intangibles may have an adverse impact upon the market price of the Common Stock. In addition, in the event of a sale or liquidation of the Company or its assets, there can be no assurance that the value of such intangible assets would be recovered.

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

     The Company continues to assess the current results and future prospects of its TFG subsidiary in view of the substantial reduction in its operating results in 1996 and 1997. If TFG is unsuccessful in meeting its 1998 budget or otherwise improving its financial performance, some or all of the carrying amount of goodwill recorded ($3,976,000 at December 31, 1997) may be subject to an impairment adjustment.

     Year 2000 Concerns. The Company believes that it has prepared its computer systems and related applications to accommodate date-sensitive information relating to the Year 2000. The Company expects that any additional costs related to ensuring such systems to be Year 2000-compliant will not be material to the financial condition or results of operations of the Company. Such costs will be expensed as incurred. In addition, the Company is discussing with its vendors the possibility of any interface difficulties which may affect the Company. To date, no significant concerns have been identified. However, there can be no assurance that no Year 2000-related operating problems or expenses will arise with the Company's computer systems and software or in their interface with the computer systems and software of the Company's vendors.

     Government Regulation. The Company's laser products are subject to strict governmental regulations which materially affect the Company's ability to manufacture and market these products and directly impact the Company's overall prospects. All laser devices to be marketed in interstate commerce are subject to the laser regulations required by the Radiation Control for Health and Safety Act, as administered by the FDA. Such Act imposes design and performance standards, labeling and reporting requirements, and submission conditions in advance of marketing for all medical laser products. The Company's laser systems produced for medical use require PMA by the FDA before they can be marketed in the U.S. Each separate medical device requires a separate FDA submission, and specific protocols have to be submitted to the FDA for each claim made for each medical device. In addition, laser products marketed in foreign countries are often subject to local laws governing health product development processes which may impose additional costs for overseas product development. The Company cannot determine the costs or time it will take to complete the approval process and the related clinical testing for its medical laser products. Future legislative or administrative requirements in the U.S., or elsewhere, may adversely affect the Company's ability to obtain or retain regulatory approval for its laser products. The failure to obtain required approvals on a timely basis could have a material adverse effect on the Company's business, financial condition and results of operations.

     Uncertainty Concerning Patents--International. Should LaserSight Technologies' lasers infringe upon any valid and enforceable patents in international markets, then LaserSight Technologies may be required to obtain licenses for such patents. Should such licenses not be obtained, LaserSight Technologies might be prohibited from manufacturing or marketing its PRK-UV lasers in those countries where patents are in effect. The Company's international sales accounted for 49% and 47%, of the Company's total revenues during 1997 and 1996, respectively. The Company expects such percentages to increase in future periods as a result of its sale of MEC and LSIA in December 1997.

     Uncertainty Concerning Patents--U.S. Should LaserSight Technologies' lasers infringe upon any valid and enforceable patents held by Pillar Point Partners (a partnership of which the general partners are subsidiaries of Visx and Summit Technologies) in the U.S., then LaserSight Technologies may be required to obtain a license for such patents. In connection with its March 1996 settlement of litigation with Pillar Point Partners, the Company agreed to notify Pillar Point Partners before the Company begins manufacturing or selling its laser systems in the U.S. If such licenses are required but not obtained, LaserSight Technologies might be prohibited from manufacturing or marketing its PRK-UV lasers in the U.S.

     Competition. The vision correction industry is subject to intense, increasing competition. The Company competes against both alternative and traditional medical technologies (such as eyeglasses, contact lenses and RK) and other laser manufacturers. Many of the Company's competitors have existing products and distribution systems in the marketplace and are substantially larger, better financed, and better known. A number of lasers manufactured by other companies have either received, or are much further advanced in the process of receiving, FDA approval for specific procedures, and, accordingly, may have or develop a higher level of acceptance in some markets than the Company's lasers. The entry of new competitors into the markets for the Company's products could cause downward pressure on the prices of such products and a material adverse effect on Company's business, financial condition and results of operations.

     Technological Change. Technological developments in the medical and laser industries are expected to continue at a rapid pace. Newer technologies and surgical techniques could be developed which may offer better performance than the Company's laser systems. The success of any competing alternatives to PRK and LASIK could have a material adverse effect on the Company's business, financial condition and results of operations.

     New Products. The Company may experience difficulties that could further delay or prevent the successful development, introduction and marketing of its new LSX excimer laser, its recently-announced A*D*K, and other new products and enhancements, or that its new products and enhancements will be accepted in the marketplace. As is typical in the case of new and rapidly evolving industries, demand and market acceptance for recently-introduced technology and products are subject to a high level of uncertainty. In addition, announcements of new products (whether for sale in the near future or at some later date) may cause customers to defer purchasing existing Company products.

     Minimum Payments Under A*D*K License Agreement. In addition to the risks relating to the introduction of any new product (see "--New Products") above, the Company's A*D*K is subject to the risk that the Company is required to make certain minimum payments to the licensors under its limited exclusive license agreement relating to the A*D*K. Under that agreement, the Company is required to pay a total of $300,000 in two installments due six and 12 months after the date of the Company's receipt of completed limited production molds for the A*D*K and provide an excimer laser. The Company expects to receive such molds during the second quarter of 1998. In addition, commencing seven months after such date, the Company's royalty payments (50% of its gross profits from A*D*K sales) will become subject to a minimum of $400,000 per quarter.

     Uncertainty of Market Acceptance of Laser-Based Eye Treatment. The Company believes that its achievement of profitability and growth will depend in part upon broad acceptance of PRK or LASIK in the U.S. and other countries. There can be no assurance that PRK or LASIK will be accepted by either the ophthalmologists or the public as an alternative to existing methods of treating refractive vision disorders. The acceptance of PRK and LASIK may be affected adversely by their cost, possible concerns relating to safety and efficacy, general resistance to surgery, the effectiveness and lower cost of alternative methods of correcting refractive vision disorders, the lack of long-term follow-up data, the possibility of unknown side effects, the lack of third-party reimbursement for the procedures, any future unfavorable publicity involving patient outcomes from use of PRK or LASIK systems, and the possible shortages of ophthalmologists trained in the procedures. The failure of PRK or LASIK to achieve broad market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations.

     International Sales. International sales may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs, difficulties in staffing and coordinating communications among and managing international operations. Additionally, the Company's business, financial condition and international results of operations may be adversely affected by increases in duty rates, difficulties in obtaining export licenses, ability to maintain or increase prices, and competition. To date, all sales made by the Company have been denominated in U.S. dollars. Therefore, the Company does not have exposure to typical foreign currency fluctuation risk. Due to its export sales, however, the Company is subject to currency exchange rate fluctuations in the U.S. dollar, which could increase the effective price in local currencies of the Company's products. This could in turn result in reduced sales, longer payment cycles and greater difficulty in collection of receivables. See "--Receivables" above. Although the Company has not experienced any material adverse effect on its operations as a result of such regulatory, political and other factors, such factors may have a material adverse effect on the Company's operations in the future or require the Company to modify its business practices.

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

     Supplier Risks. The Company contracts with third parties for certain components used in its lasers. Certain key components are provided by a single vendor. If any of these sole-source suppliers were to cease providing components to the Company, the Company would have to locate and contract with a substitute supplier, and there can be no assurances that such substitute supplier could be located and qualified in a timely manner or could provide required components on commercially reasonable terms. An interruption in the supply of critical laser components could have a material adverse effect on the Company's business, financial condition and results of operations.

     No Backlog; Concentration of Sales at End of Quarter. The Company has historically operated with little or no backlog because its products are generally shipped as orders are received. Historically, the Company has received and shipped a significant portion of its orders for a particular quarter near the end of the quarter. As a result, the Company's operating results for any quarter often depend on orders received and laser systems shipped late in that quarter. Any delay in such orders or shipments may cause a significant fluctuation in period-to-period operating results.

Recent Developments

     Liquidation of Vision 21 Shares. In connection with the sale of its MEC and LSIA subsidiaries to Vision 21 on December 30, 1998, Vision 21 agreed to liquidate the Vision 21 Shares by a public sale pursuant to a registration statement or a private placement, or by its repurchase of the Vision 21 Shares. The Company is entitled to receive at least $6,500,000, but not more than $7,475,000 from the liquidation of the Vision 21 Shares. If the Company has not received the minimum amount (subject to the post-closing adjustments described below) by May 29, 1998, then on such date Vision 21 is to pay the Company the shortfall in cash.

     The Vision 21 Shares are to be liquidated on a monthly schedule between February and May 1998 approximately as follows (or sooner, at Vision 21's option): February (21%), March (21%), April (28%), May (30%). The Company received substantially all of the February installment on March 10, 1998. As of March 27, 1998, the March, April and May installments remain outstanding. Vision 21 has advised the Company that Vision 21 intends to file a registration statement to facilitate the liquidation of the remaining Vision 21 Shares. As of March 27, 1998, Vision 21 has not filed such registration statement. The Company cannot predict whether the remaining installments of the Vision 21 Shares will be liquidated on a timely basis.

     The remaining Vision 21 Shares represent approximately 5.3% of Vision 21's outstanding common stock as of March 13, 1998 (based on information provided by Vision 21 to the Company). Vision 21 common stock has traded on the Nasdaq Stock Market since August 18, 1997, the date of Vision 21's initial public offering at a price of $10.00 per share. The market price of Vision 21 common stock has since ranged from a low of $7.00 (on December 29, 1997) to $15.00 (on September 25, 1997). On March 27, 1998, the closing price of Vision 21 common stock was $11.625.

     Nidek Patent Transaction. On February 10, 1998, the Company closed the Nidek Transaction. The closing resulted in Nidek's payment of $7.5 million in cash (of which $200,000 was withheld for the payment of Japanese taxes) in exchange for the Company's grant to Nidek of certain rights in certain of the IBM Patents. The Company has transferred to Nidek all rights in those IBM Patents which have been issued in countries outside of the U.S. (the "Non-U.S. Patents"). In addition, the Company has granted Nidek a non-exclusive license to use the IBM Patents issued in the U.S. (the "U.S. Patents"). The Company continues to hold the following rights relating to the IBM Patents:

     o A nonexclusive license to use (subject to the payment of a per unit royalty) the Non-U.S. Patents in the ophthalmic field in all countries that issued them.

     o An exclusive license to use and sublicense the Non-U.S. Patents in all fields other than the ophthalmic, cardiovascular and vascular areas (subject to a 2% royalty in certain countries).

     o The ownership of the U.S. Patents, subject to (A) non-exclusive licenses granted to Nidek and five ophthalmic laser system producers (including Visx, Summit Technology and Autonomous Technologies) and (B) an exclusive license to use the IBM Patents in the vascular and cardiovascular fields granted to a third party in September 1997.

     o The right to receive royalties from Visx and Summit Technology equal to 2% of their U.S. revenue from the sale of laser systems that rely on the IBM Patents.

The Nidek Transaction will not affect the rights of other companies to use the IBM Patents in any country covered by existing license agreements. The Nidek Transaction is not expected to result in any current gain or loss. It will, however, reduce the Company's amortization expense over the remaining useful life of the Non-U.S. Patents. The Nidek Transaction also will result in approximately $1.2 million of prepaid royalties that will be amortized to income over time.

     Agreement With Preferred Shareholders--Put Option. In exchange for the consent of the holders of its Series B Preferred Stock that the Company needed to obtain to be able to complete the Nidek Transaction, the Company entered into the following agreement with such preferred holders:

     o The Company deposited $4.2 million of the Nidek Transaction proceeds into a blocked account for the exclusive benefit of the preferred holders. (The $3.1 million remainder of the $7.3 million of the Nidek Transaction proceeds remained available for general corporate purposes after payment of expenses estimated at $100,000.)

     o The preferred holders received an option to sell to the Company (the "Put Option") up to 351 shares of Series B Preferred Stock (representing an aggregate face amount of $3,510,000) at a price equal to 120% of such face amount. The Put Option has been fully exercised.

     Agreement With Preferred Shareholders--Proposed Revision of Terms. On March 13, 1998, the Company entered into an agreement with all of the holders of its Series B Preferred Stock as follows:

     o Until June 12, 1998, the preferred holders will limit their conversions of Series B Preferred Stock so that no more than 1,000,000 common shares are issued during such period. (Immediately prior to this conversion restriction becoming effective, the preferred holders submitted to the Company notices for the conversion of 244 shares of Preferred Stock into 1,402,634 shares of Common Stock.) This conversion restriction will be extended to September 14, 1998 if the Company's stockholders approve certain proposals described below at the Company's annual meeting on June 12, 1998.

     o The preferred holders granted the Company an option to purchase any or all of the remaining Series B Preferred Stock at a 20% premium at any time before June 12, 1998. (Because the Company's agreement with Foothill prevents any redemptions of preferred stock so long as any of the Foothill loans remain outstanding, such a repurchase would require the Company to first obtain Foothill's approval. It would also require the Company to raise the funds necessary to finance such repurchase. There can be no assurance as to whether or on what terms the Company could obtain such Foothill consent or additional financing.)

     o Subject to the approval of the Company's common stockholders and the conversion restrictions being effective through September 14, 1998, the fixed conversion price component of the Series B Preferred Stock will equal the lower of (A) $6.68 (its current level) or (B) 110% of the average closing bid prices of the Common Stock during the 20 trading days ending on September 14, 1998.

     o Subject to the approval of the Company's common stockholders, the exercise price of the warrants issued to the preferred holders in August 1997 (the "Existing Warrants") will be reduced from $5.91 per share to $2.724 (115% of an average closing bid price of the Common Stock during the five trading days following March 17, 1998). The Existing Warrants would remain exercisable at any time through August 29, 2002 and their exercise would not be subject to the 1,000,000 common share limit on conversions of Preferred Stock.

     o If for any reason the Company's common stockholders fail to approve the change in the fixed conversion price component and the exercise price of the Existing Warrants on or before June 12, 1998, the Company will be required to issue to the preferred holders 750,000 additional warrants (the "Additional Warrants") to purchase Common Stock at a price equal to $2.724 per share (115% of an average closing bid price of the Common Stock during the five trading days following March 17,
         1998). The Additional Warrants would be exercisable at any time through August 29, 2002 and would not be subject to the 1,000,000 common share limit on conversions of Preferred Stock.

The restrictions on conversions and the Company's repurchase option may be terminated by the preferred holders under any of the following circumstances:

         o As of the end of any month, the Company's current ratio (current assets divided by current liabilities) falls below 1.1 to 1.

         o As of the end of the first or second quarter of 1998, the Company's income or loss from operations for such quarter has not improved relative to the Company's results for the prior quarter.

         o At any time, the Company undergoes or announces a material adverse change in its financial condition, operating results, assets, liabilities, operations or business prospects which is material to the Company and its subsidiaries taken as a whole. The agreement does not specify any criteria for determining whether such a change qualifies under this "material adverse" standard.

If the restrictions on conversions described above are terminated prior to June 12, 1998 due to the occurrence of one or more of these circumstances, then the Company will be required to issue the Additional Warrants.

         Schwartz Electro-Optics, Inc. Letter of Intent. Based on the Company's desire to broaden its technology product line and offer expanded laser applications in the medical field, on March 24, 1998, the Company and Schwartz Electro-Optics, Inc. ("SEO") signed a letter of intent providing for the Company to purchase substantially all of the assets, and assume certain liabilities, of

SEO's medical products division (the "Division"). The Division develops, tests, manufacturers, assembles, and sells lasers and their related equipment, accessories, parts, and software for medical and medical research applications. The Division's primary focus is erbium lasers which are primarily used to perform dermatology procedures.

         The purchase price would be calculated as of the closing date based on the then current value of the assets to be purchased as reduced by certain of the liabilities to be assumed. Currently the parties estimate the purchase price to be approximately $1,260,000. The purchase price will be paid by the Company issuing SEO shares of Common Stock; $250,000 of the purchase price will be paid by issuing shares (the "Liquid Shares") based on a five day average of bid and ask prices for Common Stock immediately prior to the closing date (the "Valuation Price") and the balance of the purchase price will be paid by issuing shares based on a $5.00 share price (the "Remaining Shares"). The Company will be obligated to file a registration statement covering the Liquid Shares and may be obligated to issue a limited number of additional shares of Common Stock (such limited number will be calculated based on the difference between $5.00 per share and the Valuation Price) if the price of the Remaining Shares is less than $5.00 on the first anniversary of the closing date.

         The closing of the transaction contemplated by the letter of intent is subject to the Company completing its due diligence review to its satisfaction and receipt of board of director, lender and other approvals. The transaction is anticipated to close in April 1998.

         Redemptions and Conversions of Series B Preferred Stock. A portion of the 1,600 shares of Series B Preferred Stock issued in August 1997 have been redeemed, repurchased or converted as follows:

                                                           Number      Balance
    Month          Transaction                           of Shares   Outstanding
    -----          -----------                           ---------   -----------

    10/97          Redemption (at a 4% premium)              305        1,295
     2/98          Repurchases (at a 20% premium)            351          944
     3/98          Conversions (at $1.739583 per share)      350          594
 (to March 27)

All such redemptions and repurchases have been funded from a blocked account established for the exclusive benefit of the holders of the Series B Preferred Stock, as required by the agreements the Company entered into with such holders in August 1997.

         The amount of the redemption or repurchase prices that exceeds the price at which the Company sold the Series B Preferred Stock in August 1997 ($10,000 per share) has been and will be treated as equivalent to a dividend on the Series B Preferred Stock for accounting purposes and will, therefore, increase the loss (or decrease any income) available to holders of Common Stock for the fiscal period in which the redemption or repurchase occurs.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers

         Information with respect to the Company's directors and executive officers is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 1998.


Item 11.  Executive Compensation

         Information with respect to executive compensation is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 1998.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 1998.


Item 13.  Certain Relations and Related Transactions

         Information with respect to certain relations and related transactions is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 1998.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules.

(a) (1) The following financial statements and related items are attached to this report:

                  Independent Auditors' Reports

                  Consolidated Balance Sheets as of December 31, 1997 and 1996.

                  Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.

                  Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

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

    (3) Exhibits required by Item 601 of Regulation S-K.

                  The Exhibit Index set forth in this Form 10-K is hereby incorporated herein by this reference.

(b) Reports on Form 8-K

              On November 7, 1997, the Company filed with the Commission a Current Report on Form 8-K regarding a press release issued by the Company dated November 5, 1997 announcing the Company's third quarter operating results and reporting the events of the annual meeting of the American Academy of Ophthalmology.

              On December 29, 1997, the Company filed with the Commission a Current Report on Form 8-K regarding a press released issued by the Company dated December 24, 1997 announcing that the Company had reached an agreement with the holders of the Company's Series B Preferred Stock to extend the date by which the Company is required to obtain the approval of its common stockholders of the conversion and other terms of the preferred stock from December 26, 1997 to February 28, 1998.

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
------                              -----------

2.1           See Exhibits 10.1, 10.6, 10.25 and 10.32.

3.1           Certificate of Incorporation, as amended.

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

10.8          LaserSight  Incorporated  1995 Stock Option Plan (filed as Exhibit
              10.5 to the Company's Form 10-Q for the quarter ended September 30, 1995*).

10.9 Modified Promissory Note between LaserSight Incorporated, EuroPacific Securities Services, GmbH and Co. KG and Wolf Wiese (filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended September 30, 1995*).

10.10 Employment Agreement by and between LaserSight Incorporated and Michael R. Farris dated December 28, 1995 (filed as Exhibit 10.17 to the Company's Form 10-K for the year ended December 31, 1995*).

10.11 Patent License Agreement dated December 21, 1995 by and between Francis E. O'Donnell, Jr. and LaserSight Centers, Inc. (filed as
              Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1995*).

10.12 LaserSight Incorporated 1996 Equity Incentive Plan (filed as Exhibit A to the Company's definitive proxy statement dated April 30, 1996*).

10.13         LaserSight   Incorporated   Amended  and   Restated   Non-Employee
              Directors Stock Option Plan (filed as Exhibit B to the Company's definitive proxy statement dated May 19, 1997*).

10.14 Agreement dated September 18, 1996 between David T. Pieroni and LaserSight Incorporated (filed as Exhibit 10.35 to the Company's Form 10-K for the year ended December 31, 1996*).

10.15 Agreement dated January 1, 1997, between International Business Machines Corporation and LaserSight Incorporated (filed as Exhibit
              10.37 to the Company's Form 10-K for the year ended December 31, 1996*).

10.16 Addendum dated March 7, 1997 to Agreement between International Business Machines Corporation and LaserSight Incorporated (filed as Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996*).

10.17 Second Amendment to Agreement for Purchase and Sale of Stock by and among LaserSight Centers Incorporated, its stockholders and LaserSight Incorporated dated March 14, 1997 (filed as Exhibit
              99.1 to the Company's Form 8-K filed on March 27, 1997*).

10.18 Amendment to Royalty Agreement by and between LaserSight Centers Incorporated, Laser Partners and LaserSight Incorporated dated March 14, 1997 (filed as Exhibit 99.2 to the Company's Form 8-K filed on March 27, 1997*).

10.19 Employment Agreement dated September 16, 1996 by and between LaserSight Incorporated and Richard L. Stensrud (filed as Exhibit
              10.41 to the Company's Form 10-Q filed on May 9, 1997*).

10.20 Loan and Security Agreement dated March 31, 1997 by and between LaserSight Incorporated and certain of its subsidiaries and Foothill Capital Corporation (filed as Exhibit 10.42 to the Company's Form 10-Q filed on August 14, 1997*).

10.21 Consent and Amendment Number One to Loan and Security Agreement dated July 28, 1997 by and between LaserSight Incorporated and Foothill Capital Corporation (filed as Exhibit 10.43 to the Company's Form 10-Q filed on August 14, 1997*).

10.22 Warrant to purchase 500,000 shares of Common Stock dated March 31, 1997 by and between LaserSight Incorporated and Foothill Capital Corporation (filed as Exhibit 10.44 to the Company's Form 10-Q filed on August 14, 1997*).

10.23         License   Agreement  dated  May  20,  1997  by  and  between  Visx
              Incorporated and LaserSight Incorporated (filed as Exhibit 10.45 to the Company's Form 10-Q filed on August 14, 1997*).

10.24 Patent Purchase Agreement dated July 15, 1997 by and between LaserSight Incorporated and Frederic B. Kremer, M.D. (filed as
              Exhibit  2.(i) to the  Company's  Form 8-K  filed  on  August  13,
              1997*).

10.25 Agreement and Plan of Merger dated July 15, 1997 by and among LaserSight Incorporated, Photomed Acquisition, Inc., Photomed, Inc., Frederic B. Kremer, M.D., Linda Kremer, Robert Sataloff, Trustee for Alan Stewart Kremer and Robert Sataloff, Trustee for Mark Adam Kremer (filed as Exhibit 2.(ii) to the Company's Form 8-K filed on August 13, 1997*).

10.26 Securities Purchase Agreement dated August 29, 1997 by and between LaserSight Incorporated and purchasers of Series B Convertible Participating Preferred Stock of LaserSight Incorporated (filed as
              Exhibit 10.37 to the Company's Form 10-Q filed on November 14, 1997*).

10.27 Registration Rights Agreement dated August 29, 1997 by and between LaserSight Incorporated and purchasers of Series B Convertible Participating Preferred Stock of LaserSight Incorporated (filed as
              Exhibit 10.38 to the Company's Form 10-Q filed on November 14, 1997*).

10.28 Warrant to purchase 750,000 shares of Common Stock dated August 29, 1997 by and between LaserSight Incorporated and purchasers of Series B Convertible Participating Preferred Stock of LaserSight Incorporated (filed as Exhibit 10.39 to the Company's Form 10-Q filed on November 14, 1997*).

10.29 Consent and Amendment Number Two to Loan and Security Agreement dated August 29, 1997 by and between LaserSight Incorporated and Foothill Capital Corporation (filed as Exhibit 10.40 to the Company's Form 10-Q filed on November 14, 1997*).

10.30 Consent and Amendment Number Three to Loan and Security Agreement dated September 10, 1997 by and between LaserSight Incorporated and Foothill Capital Corporation (filed as Exhibit 10.41 to the Company's Form 10-Q filed on November 14, 1997*).

10.31         Independent Contractor Agreement by and between Byron Santos, M.D.
              and LaserSight Technologies, Inc. (filed as Exhibit 10.42 to the Company's Form 10-Q filed on November 14, 1997*).

10.32 Stock Purchase Agreement, dated December 30, 1997, by and among LaserSight Incorporated, LSI Acquisition, Inc., MEC Health Care, Inc. and Vision Twenty-One, Inc. (filed as Exhibit 2.(i) to the Company's Form 8-K filed on January 14, 1998*).

10.33 Stock Distribution Agreement, dated December 30, 1997, by and among LaserSight Incorporated, LSI Acquisition, Inc., MEC Health Care, Inc. and Vision Twenty-One, Inc. (filed as Exhibit 2.(ii) to the Company's Form 8-K filed on January 14, 1998*).

10.34 Consent and Amendment Number Four to Loan and Security Agreement dated September 10, 1997 by and between LaserSight Incorporated and Foothill Capital Corporation (filed as Exhibit 2.(iii) to the Company's Form 8-K filed on January 14, 1998*).

Exhibit 11    Statement of Computation of Earnings (Loss) Per Share

Exhibit 21    Subsidiaries of the Registrant

Exhibit 23    Consent of KPMG Peat Marwick LLP

Exhibit 27    Financial Data Schedule


----------------------
*Incorporated herein by reference.  File No. 0-19671.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 30, 1998                              LASERSIGHT INCORPORATED

                                           By:  /s/ Michael R. Farris
                                                --------------------------------
                                                Michael R. Farris, President and
                                                Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/ Michael R. Farris                                  Dated:   March 30, 1998
------------------------------------
Michael R. Farris, President,
Chief Executive Officer and Director


  /s/ Francis E. O'Donnell, Jr., M.D.                    Dated:   March 30, 1998
-------------------------------------
Francis E. O'Donnell, Jr., M.D.,
Chairman of the Board, Director


  /s/ J. Richard Crowley                                 Dated:   March 30, 1998
--------------------------------------
J. Richard Crowley, Director


  /s/ Terry A. Fuller                                    Dated:   March 30, 1998
--------------------------------------
Terry A. Fuller, Ph.D., Director


  /s/ Richard C. Lutzy                                   Dated:   March 30, 1998
--------------------------------------
Richard C. Lutzy, Director


  /s/ Thomas Quinn                                       Dated:   March 30, 1998
--------------------------------------
Thomas Quinn, Director


  /s/ David T. Pieroni                                   Dated:   March 30, 1998
--------------------------------------
David T. Pieroni, Director


  /s/ Gregory L. Wilson                                  Dated:   March 30, 1998
--------------------------------------
Gregory L. Wilson, Chief Financial Officer
(Principal accounting officer)

                          Independent Auditors' Reports
                          -----------------------------


The Board of Directors and Stockholders
LaserSight Incorporated:

We have audited the accompanying consolidated balance sheets of LaserSight Incorporated and Subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserSight Incorporated and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                      /s/ KPMG Peat Marwick LLP

St. Louis, Missouri
February 27, 1998



                             LASERSIGHT INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996

                                ASSETS                                                1997             1996
                                                                                      ----             ----
Current assets:
     Cash and cash equivalents                                                   $  3,858,400        2,003,501
     Marketable equity securities                                                   7,475,000               --
     Accounts receivable-trade, net                                                 2,649,202        5,458,153
     Notes receivable-current portion, net                                          3,762,341        3,159,575
     Inventories                                                                    4,348,235        3,328,903
     Deferred tax assets                                                              571,009          667,998
     Income taxes recoverable                                                              --          803,154
     Other current assets                                                             219,723          221,922
                                                                                 ------------       ----------
                                    Total current assets                           22,883,910       15,643,206

Notes receivable, less current portion, net                                         2,380,193        2,620,375
Property and equipment, net                                                         1,354,168        1,936,220
Other assets, net                                                                  23,842,802       14,050,412
                                                                                 ------------       ----------
                                                                                 $ 50,461,073       34,250,213
                                                                                 ============       ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                            $  2,142,979        2,216,792
     Notes payable-related parties                                                         --        1,000,000
     Note payable, less discount                                                    1,758,333               --
     Current portion of capital lease obligation                                           --          206,139
     Accrued expenses                                                               2,782,521          764,084
     Accrued commissions                                                            1,230,474        1,214,235
     Income taxes payable                                                           1,255,491               --
     Other current liabilities                                                        984,412          221,155
                                                                                 ------------        ---------
                                    Total current liabilities                      10,154,210        5,622,405

Refundable deposits                                                                   200,000          240,000
Accrued expenses, less current portion                                                518,730          309,656
Deferred income taxes                                                                 571,009          667,998
Long-term obligations                                                                 500,000          641,623
Commitments and contingencies
Redeemable convertible preferred stock:
     Series B-par value $.001 per share; authorized 10,000,000 shares;
         1,295 and 0 issued and outstanding at December 31, 1997 and 1996,
         respectively                                                              11,477,184               --
Stockholders' equity:
     Convertible preferred stock Series A-par value $0.001 per share;
         authorized 10,000,000 shares; 0 and 8 shares issued and
         outstanding at December 31, 1997 and 1996, respectively                           --               --
     Common stock-par value $0.001 per share; authorized 20,000,000 shares, 10,149,872 and 8,454,266 shares issued and
        outstanding at December 31, 1997 and 1996, respectively                        10,150            8,454
     Additional paid-in capital                                                    39,453,064       30,080,560
     Paid-in capital-warrants                                                         592,500               --
     Obligation to issue common stock                                                      --        3,065,056
     Stock subscription receivable                                                 (1,140,000)      (1,140,000)
     Unrealized gain on marketable securities, net of tax                             604,500               --
     Accumulated deficit                                                          (11,865,914)      (4,612,830)
     Less treasury stock, at cost; 165,200 and 170,200 common shares
        at December 31, 1997 and 1996, respectively                                  (614,360)        (632,709)
                                                                                 ------------       ----------
                           Total stockholders' equity                              27,039,940       26,768,531
                                                                                 ------------       ----------
                                                                                 $ 50,461,073       34,250,213
                                                                                 ============       ==========
See accompanying notes to consolidated financial statements.



                             LASERSIGHT INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1997, 1996, and 1995

                                                                             1997                  1996                1995
                                                                             ----                  ----                ----

          Revenues:
                   Products                                              $ 12,170,018           10,634,663          19,899,584
                   Services                                                12,218,815           10,869,327           6,088,481
                                                                         -------------         ------------         -----------
                                                                           24,388,833           21,503,990          25,988,065

          Cost of revenues:
                   Product cost                                             4,127,908            3,415,276           4,859,039
                   Cost of services                                         8,573,932            6,707,308           2,234,131
                                                                         -------------         ------------         -----------

                            Gross profit                                   11,686,993           11,381,406          18,894,895

          Research, development, and regulatory expenses                    2,807,579            1,720,246           1,460,842

          Selling, general and administrative expenses                     18,141,568           14,621,509          12,881,909
                                                                         -------------         ------------         -----------
                            Income (loss) from operations                  (9,262,154)          (4,960,349)          4,552,144

          Other income and expenses:
               Interest and dividend income                                   383,611              314,287             189,548
               Interest expense                                            (1,343,198)            (151,634)            (81,077)
               Gain on sale of subsidiaries                                 4,129,057                   --                  --
               Other, net                                                    (280,400)            (415,681)          1,329,056
                                                                         -------------         ------------         -----------
                            Income (loss) before income tax
                              expense (benefit)                            (6,373,084)          (5,213,377)          5,989,671

          Income tax expense (benefit)                                        880,000           (1,139,008)          1,397,800
                                                                         -------------         -------------        -----------
                            Net income (loss)                              (7,253,084)          (4,074,369)          4,591,871

          Conversion discount on preferred stock                              (41,573)          (1,010,557)                --

          Preferred stock accretion and dividend requirements                (298,269)            (358,618)                --
                                                                         -------------         -------------        -----------

                            Income (loss) attributable to
                               common stockholders                       $ (7,592,926)          (5,443,544)          4,591,871
                                                                         =============        =============         ===========

          Earnings (loss) per common share:
                                     Basic                               $      (0.80)               (0.69)               0.68
                                     Diluted                                    (0.80)               (0.69)               0.64
                                                                         =============         ============          ==========


          Weighted average number of shares outstanding:
                            Basic                                           9,504,000            7,893,000           6,732,000
                            Diluted                                         9,504,000            7,893,000           7,225,000
                                                                         =============         ============          ==========

          See accompanying notes to consolidated financial statements.



                                             LASERSIGHT INCORPORATED AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Years ended December 31, 1997, 1996, and 1995
                                                                   Obligation                                              Total
                 Common Stock  Preferred Stock Additional Paid-in   to Issue    Stock      Unreal-   Accumu-               Stock-
                 ------------  ---------------  Paid-in   Capital-   Common  Subscription   ized     lated      Treasury   holders'
               Shares  Amount  Shares  Amount   Capital   Warrants    Stock   Receivable    Gain     Deficit     Stock     Equity
               ------  ------  ------  ------   -------   --------    -----   ----------    ----     -------     -----     ------
Balances at
  December
  31, 1994   5,936,028 $ 5,936    --  $   --  $11,875,092      --          --          --       --  (5,130,332)(632,709)  6,117,987

Issuance of
  shares in
  conjunction
  with private
  placement
  offering     289,000     289    --      --    2,463,044      --          -- (1,500,000)      --          --       --      963,333

Obligation to
  issue common
  stock related
  to 1994
  acquisition      --       --    --      --           --      --     780,125         --       --          --       --      780,125

Issuance of shares
  from exercise
  of stock
  options      414,540     415    --      --    1,107,646      --          --         --       --          --       --    1,108,061

Issuance of
  options to
  purchase common
  stock in
  conjunction
  with acquired
  technology       --       --    --      --    1,752,000      --          --         --       --          --       --    1,752,000

Stock subscriptions
  received         --       --    --      --           --      --          --    360,000       --          --       --      360,000

Issuance of shares
  in conjunction
  with consulting
  agreement      3,000       3    --      --       14,060      --          --         --       --          --       --      14,063

Issuance of shares
  in conjunction
  with
  acquisition  543,464     543    --      --    4,732,158      --          --         --       --          --       --    4,732,701

Net income         --       --    --      --           --      --          --         --       --   4,591,871       --    4,591,871
             --------- ------- -----  ------  ----------- -------  ---------- ----------  ------- ----------- --------   ----------
Balances at
  December 31,
  1995       7,186,032   7,186    --      --   21,944,000      --     780,125 (1,140,000)      --    (538,461)(632,709)  20,420,141

Issuance of
  shares from
  exercise
  of stock
  options and
  warrants     189,900     190    --      --      588,599      --          --         --       --          --       --      588,789

Tax benefit of
  stock option
  and warrants
  exercised        --       --    --      --      199,798      --          --         --       --          --       --      199,798

Proceeds from
  issuance of
  Series A
  preferred stock,
  net of issuance
  costs            --       --   116      --    5,342,152      --          --         --       --          --       --    5,342,152

Conversion of,
  and settlements
  of dividends
  on, Series A
  preferred
  stock        872,736     873  (108)     --      318,635      --          --         --       --          --       --      319,508

Dividends on
  Series A
  preferred stock  --       --    --      --     (358,618)     --          --         --       --          --       --     (358,618)

Obligation to
  issue common
  stock related
  to 1994
  acquisition      --       --    --      --           --      --   2,284,931         --       --          --       --    2,284,931

Issuance of
  shares in
  conjunction
  with
  acquisition  205,598     205    --      --    2,045,994      --          --         --       --          --       --    2,046,199

Net loss           --       --    --      --           --      --          --         --       --  (4,074,369)      --   (4,074,369)
             --------- ------- -----  ------  ----------- -------  ---------- ----------  ------- ------------ --------   ----------
Balances at
  December 31,
  1996       8,454,266   8,454     8      --   30,080,560      --   3,065,056 (1,140,000)      --  (4,612,830)(632,709)  26,768,531

Issuance of
  shares from
  exercise of
  stock options 25,875      26    --      --       98,337      --          --         --       --          --       --       98,363

Premium and
  other
  adjustments
  on redemption
  of Series B
  preferred
  stock            --       --    --      --     (454,866)     --          --         --       --          --       --     (454,866)

Dividends on
  Series A
  preferred stock  --       --    --      --     (176,268)     --          --         --       --          --       --     (176,268)

Conversion of,
  and settlement
  of dividends
  on, Series A
  preferred
  stock        102,525     102    (8)     --       52,240      --          --         --       --          --       --       52,342

Issuance of
  options and
  treasury stock
  in conjunction
  with consulting
  agreements       --       --    --      --       52,608      --          --         --       --          --   18,349       70,957

Adjustment of
  marketable
  equity securitie
  to market, net
  of tax           --       --    --      --           --      --          --         --  604,500          --       --      604,500

Issuance of
  shares in
  conjunction
  with amendment
  of purchase
  agreement    624,991     625    --      --    3,319,640      --          --         --       --          --       --    3,320,265

Issuance of
  shares in
  conjunction
  with 1994
  acquisition
  agreement    406,700     407    --      --    3,064,649      --  (3,065,056)        --       --          --       --           --

Issuance of
  shares in
  conjunction
  with acquisition
  of intangible
  assets       535,515     536    --      --    3,416,164      --          --         --       --          --        --   3,416,700

Issuance of
  warrants in
  conjunction with
  Series B
  preferred stock
  offering         --       --    --      --           -- 592,500          --         --       --          --        --     592,500
Net loss           --       --    --      --           --      --          --         --       --  (7,253,084)       --  (7,253,084)
             --------- ------- -----  ------  ----------- -------  ----------  ---------   ------  ------------ -------- -----------
Balances at
  December 31,
  1997      10,149,872 $10,150    --  $   --  $39,453,064 592,500          -- (1,140,000) 604,500 (11,865,914) (614,360) 27,039,940
             ========= ======= =====  ======  =========== =======  ========== =========== ======= ============ ========= ==========

See accompanying notes to consolidated financial statements.

             LASERSIGHT INCORPORATED AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS

            Years ended December 31, 1997, 1996 and 1995



                                                                          1997                1996             1995
                                                                          ----                ----             ----
Cash flows from operating activities:
   Net income (loss)                                                $ (7,253,084)       (4,074,369)        4,591,871
   Adjustments to reconcile net income (loss) to net
      cash used in operating activities:
               Gain on sale of subsidiaries                           (4,129,057)              --                 --
               Depreciation and amortization                           2,892,456         1,004,275           480,557
               Provision for uncollectible accounts                    2,366,995           502,000           930,734
               Decrease (increase) in accounts receivable, net          (176,029)        3,663,542        (7,826,693)
               Increase in notes receivable, net                        (362,584)       (1,832,532)       (3,722,696)
               Increase in inventories                                (1,236,042)       (1,492,153)        (406,594)
               Increase (decrease) in accounts payable                   859,808           (70,201)        1,146,918
               Increase (decrease) in accrued liabilities              1,411,710          (529,449)        2,404,448
               Increase (decrease) in income taxes                     1,688,145        (1,446,053)          678,205
               Other, net                                               (415,097)          102,482         (195,497)
                                                                      -----------     -------------      ------------
                 Net cash used in operating activities                (4,352,779)       (4,172,458)       (1,918,747)
                                                                      -----------     -------------      ------------
Cash flows from investing activities:
     Proceeds from sale of subsidiaries                                6,500,000                --                --
     Purchases of property and equipment                                (630,550)         (296,520)         (403,063)
     Net proceeds from exclusive license of patents                    3,958,436                --                --
     Proceeds from sale leaseback transaction                                 --           957,180                --
     Transfer to restricted cash account                              (3,200,000)               --                --
     Proceeds from restricted cash account                             3,172,000                --                --
     Purchase of managed care contract                                  (150,000)               --                --
     Acquisition of other intangible assets                          (15,428,961)               --                --
     Purchase of businesses, net of cash acquired                             --          (640,463)          109,489
                                                                      -----------     -------------      ------------

                 Net cash provided by (used in) investing
                   activities                                         (5,779,075)           20,197          (293,574)
                                                                      -----------     -------------      ------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                                   --                --         1,323,333
     Proceeds from issuance of preferred stock, net                   14,834,219         5,342,152                --
     Proceeds from exercise of stock options and warrants                 98,363           588,789         1,108,061
     Repayments of notes payable - officer                                    --          (465,000)         (500,000)
     Repayments on notes payable                                      (3,000,000)         (799,100)           (3,262)
     Redemption of preferred stock                                    (3,172,000)               --                --
     Proceeds from issuance of note payable, net                       3,414,142                --                --
     Repayment of capital lease obligation                              (187,971)         (109,418)               --
                                                                      -----------     -------------      ------------

                 Net cash provided by financing activities            11,986,753         4,557,423         1,928,132
                                                                      -----------     -------------      ------------
                 Increase (decrease) in cash and cash
                   equivalents                                         1,854,899           405,162          (284,189)
Cash and cash equivalents:
     Beginning of year                                                 2,003,501         1,598,339         1,882,528
                                                                      -----------     -------------      ------------
     End of year                                                      $3,858,400         2,003,501         1,598,339
                                                                      ==========      =============      ============


See accompanying notes to consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 1 -- BUSINESS
------------------

LaserSight Incorporated (the Company) is the parent company of three major wholly-owned operating subsidiaries: LaserSight Technologies, Inc., which develops, manufactures and sells ophthalmic lasers and related products primarily for use in photorefractive keratectomy (PRK) and laser in-situ keratomileusis (LASIK) procedures; LaserSight Patents, Inc., which owns and licenses various patents related to refractive surgical procedures; and MRF, Inc. d/b/a The Farris Group, a consulting firm servicing health care providers. In December 1997, the Company sold two operating subsidiaries: MEC Health Care, Inc. (MEC), a managed care intermediary that contracted with various health maintenance organizations (HMOs) and eye care providers to provide comprehensive vision services to the HMO subscribers; and LSI Acquisition, Inc. (LSIA), which managed ophthalmic practices and ambulatory surgery centers (see note 4).

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------

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

Marketable Securities
---------------------
The Company classifies all of its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a component of stockholders' equity.

Credit Risk
-----------
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable.

The Company sells products to customers, at times extending credit for such sales. Exposure to losses on receivables is principally dependent on each customer's financial condition and their ability to generate revenue from the Company's products. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. To mitigate a portion of the Company's exposure on certain sales, the Company has obtained letters of credit to be drawn on foreign financial institutions in the event a customer should default. At December 31, 1997 and 1996, the Company was the payee on letters of credit with foreign financial institutions aggregating approximately $0.2 million and $2.1 million, respectively.

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

Property and Equipment
----------------------
Property and equipment are stated at cost. Furniture and equipment are depreciated using the straight-line method over the estimated lives (three to seven years) of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Capital leases are amortized on a straight-line basis over the term of the leases.

Patents
-------
Costs associated with obtaining patents are capitalized as incurred and are amortized over their remaining useful lives (generally 17 years or less).

Goodwill and Acquired Technology
--------------------------------
Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over estimated useful lives up to 20 years. Management evaluates the carrying value of goodwill using future undiscounted operating cash flows of the acquired businesses.

Acquired technology was recorded as an intangible asset and is amortized over a period of 12 years based on the Company's estimate of the lifespan of the solid-state laser product and the useful life of a related patent acquired. The Company continually assesses the potential market for solid-state as an improvement to existing excimer laser technology.

Research and Development
------------------------
Research and development costs are charged to operations in the year incurred. The cost of certain equipment used in research and development activities which have alternative uses is capitalized as equipment and depreciated using the straight-line method over the estimated lives (five to seven years) of the assets. Total expenditures on research and development for the years ended December 31, 1997, 1996, and 1995 were $1,836,151, $948,520, and $983,130, respectively.

Product Warranty Costs
----------------------
Estimated future warranty obligations related to the Company's products are provided by charges to operations in the period in which the related revenue is recognized.

Revenue Recognition
-------------------
The Company recognizes revenue from the sale of its products in the period that the products are shipped to the customers.

Service revenues from consulting clients are recognized in the period that the services are provided.

The Company recognizes premiums from HMOs and other payors as income in the period to which vision care coverage relates. Substantially all premiums are collected on a monthly basis and relate to vision care coverage during that month. Capitation revenue for the years ended December 31, 1997, 1996, and 1995 was approximately $7,955,000, $6,095,000 and $1,189,700, respectively (see note
4).

Revenues from managing an ophthalmic practice and an ambulatory surgery center are recognized when earned in accordance with the practice services agreement (see note 4).

Cost of Revenues
----------------
Cost of revenues consist of product cost and cost of services. Product cost relates to the cost from the sale of its products in the period that the products are shipped to the customers.

Cost of services consists of the costs related to servicing consulting clients, managing an ophthalmic practice and an ambulatory surgery center and provider payments. Provider payments consist of benefit claims and capitation payments made to providers.

Earnings (Loss) Per Share
-------------------------
The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", in the fourth quarter of 1997. This Statement replaces the historical measures of earnings per share (primary and fully diluted) with two new computations (basic and diluted). Basic earnings
(loss) per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied), if dilutive. Diluted earnings (loss) per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase common stock, and convertible Preferred Stock and are included in the computation using the treasury stock method if they would have a dilutive effect. Diluted earnings (loss) per share for the years ended December 31, 1997 and 1996 is the same as basic earnings (loss) per share.

Pursuant to Emerging Issue Task Force (EITF) Announcement No. D-60, the value of the conversion discount on the Series B Convertible Participating Preferred Stock (Series B Preferred Stock) issued in August 1997 (approximately $42,000) and the Series A Convertible Preferred Stock issued (Series A Preferred Stock) in January 1996 (approximately $1 million) has been reflected as an increase to the loss attributable to common stockholders for the years ended December 31, 1997 and 1996, respectively. The value of the conversion discounts, which had no per share effect in 1997 and ($0.13) basic and ($0.13) diluted in 1996, have been reflected in the consolidated statement of operations.

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 1997, 1996 and 1995:
                                         1997           1996           1995
                                         ----           ----           ----
Numerator:
  Net income (loss)                 $ (7,253,084)    (4,074,369)    4,591,871
  Conversion discount
    on preferred stock                   (41,573)    (1,010,557)           --
  Preferred stock accretion
    and dividends                       (298,269)      (358,618)           --
                                    -------------    -----------    ---------
  Income (loss)
    attributable
    to common
    stockholders                    $ (7,592,926)    (5,443,544)    4,591,871
                                    -------------    -----------    ---------

Denominator (basic):
  Weighted averages
    shares
    outstanding                        9,504,000      7,486,300     6,325,300
  Issuable shares,
    acquisiton
    of The Farris
    Group                                     --        406,700       406,700
                                    ------------      ---------     ---------
                                       9,504,000      7,893,000     6,732,000

  Basic earnings
    (loss) per
    share                           $      (0.80)         (0.69)         0.68
                                    =============     ==========    =========

Denominator (diluted):
  Weighted averages
    shares
    outstanding                        9,504,000      7,486,300     6,325,300
  Issuable shares,
    acquisition of
    The Farris
    Group                                     --        406,700       406,700
  Effect of dilutive
    securities -
    stock options                             --             --       493,000
                                    -------------     ---------     ---------
                                       9,504,000      7,893,000     7,225,000
  Diluted earnings
    (loss) per
    share                           $      (0.80)         (0.69)         0.64
                                    =============     ==========    =========

Common share equivalents, including contingently issuable shares, options, warrants, and convertible preferred stock totaling 4,722,000 and 317,000 common stock equivalents at December 31, 1997 and 1996 respectively, are not included in the computation of diluted earnings per share because they have an antidilutive effect.

From January 1, 1998 through March 27, 1998, 350 shares of Series B Preferred Stock were converted into 2,011,975 shares of Common Stock (unaudited).

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
-----------------------------------------------------------------------
The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's consolidated financial position, results of operations, or liquidity.

Stock Option Plans
------------------
Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure pursuant to the provisions of SFAS No. 123.


Reclassifications
-----------------
Certain reclassifications have been made to prior years' financial statements to conform to the 1997 financial statement presentation.

NOTE 3 -- ACQUISITIONS
----------------------

Photomed, Inc.
--------------
In July  1997,  the  Company  acquired  from  Photomed,  Inc.  the  rights  to a
Pre-Market Approval (PMA) application filed with the Food and Drug Administration (FDA) for a laser to perform LASIK, a refractive surgery alternative to surface PRK. In addition, the Company purchased from a stockholder of Photomed, Inc. U.S. patent number 5,586,980 for a keratome, the instrument necessary to create the corneal "flap" in the LASIK procedure. The Company issued a combination of 535,515 unregistered shares of Common Stock (valued at $3,416,700) and $333,300 in cash as consideration for the PMA application and the keratome patent. The seller will also receive a percentage of any licensing fees or sale proceeds related to the patent. The total value was capitalized as the cost of PMA application and patent and is being amortized over 5 and 15 years, respectively. If the FDA approves the PMA so as to allow the Company to commercialize a laser to perform LASIK in the U.S., the Company will pay an additional $1.75 million to the sellers. If such FDA approval is not obtained by July 29, 1998, the Company has the option to unwind the PMA transaction and receive from Photomed, Inc. 274,285 shares of the Company's Common Stock. If the transaction is unwound, the Company's investment will be reduced by that portion of the PMA value applicable to the proportionate ratio of shares returned. The remaining portion of the PMA value will be assessed as to impairment. Additionally, if the FDA approves the use of a laser for the treatment of hyperopia (farsightedness), the Company will issue unregistered Common Stock valued at $1 million to the sellers. If the Company's scanning laser is approved by the FDA for commercial sale in the United States on or before April 1, 1998, the Company will pay $1 million cash to the sellers. Approval after such date will result in lesser payments until January 1, 1999, and after such date no payment will be required. Additional consideration paid, if any, will be recorded as additional purchase price. As of December 31, 1997, the unamortized carrying values of the LASIK PMA application and the keratome patent were included in other assets.

Patents
-------
In August 1997, the Company finalized an agreement with IBM, in which the Company acquired certain patents (IBM Patents) relating to ultraviolet light ophthalmic products and procedures for ultraviolet ablation for $14.9 million. The total value was capitalized and is being amortized over approximately 9 years. Under the agreement, IBM transferred to the Company all of IBM's rights under its patent license agreements with certain licensees. Royalties from such assigned patent licenses totaled approximately $803,000 for the year ended December 31, 1997. Royalties accrued on or after January 1, 1997 but before September 1997, totaling approximately $581,000, reduced the Company's cost of the IBM Patents. The acquisition was financed through the private placement of Series B Preferred Stock (see note 11).

In September 1997, the Company sold an exclusive worldwide royalty-free patent license covering the vascular and cardiovascular rights included in the IBM Patents for $4 million, reducing the Company's basis in the IBM Patents. No gain or loss was recognized as a result of this sale. Approximately $3.2 million of these funds were placed in a restricted cash account and in October 1997 were used to voluntarily redeem 305 shares of the Series B Preferred Stock issued to finance the purchase of the IBM Patents. In connection with such redemption, the Company paid a total of $3,172,000 including a four percent premium (see note
11). As of December 31, 1997, the unamortized carrying value of the patents was included in other assets.

Keratome License
----------------
In September 1997, the Company acquired worldwide distribution rights to the Ruiz disposable keratome for the LASIK procedure and entered into a limited exclusive license agreement for intellectual property related to the keratome products known as Automated Disposable Keratomes (ADK). In exchange, the Company paid $400,000 in cash at closing and agreed to supply to the licensors, at no cost, one excimer laser. Six months after the first shipment of the disposable keratome product, the Company will pay an additional $150,000 to the licensors with another installment of $150,000 due twelve months after the initial shipment date. The total value was capitalized, including the net book value of the laser, and is being amortized over 31 months. The Company will also share the product's gross profit with the sellers with minimum quarterly royalties of $400,000 beginning approximately seven months after the initial shipment date. Under the arrangement, gross profit is defined as the selling price less certain costs of sales and commissions. As of December 31, 1997, the unamortized carrying value of the keratome license was included in other assets. No ADK shipments were made through December 31, 1997.

Assets of Northern New Jersey Eye Institute
-------------------------------------------
In July 1996, the Company acquired the assets of the Northern New Jersey Eye Institute (NNJEI) and contracted with the practice to provide ongoing management services through its LSIA subsidiary.

The acquisition was accounted for using the purchase method. Accordingly, the Company's results of operations resulting from LSIA's service agreement with NNJEI are included in the Company's consolidated financial statements subsequent to the acquisition date. The total purchase cost, including acquisition costs, of $2,576,882, was comprised of a 5.05% promissory note in the amount of $340,000 and 205,598 unregistered shares of the Company's Common Stock. Up to 102,798 additional shares will be issuable on July 3, 1998 if the Company's quoted stock price is lower than $15.00 per share at that date. The fair value of the purchase consideration was determinable at the date of acquisition and was recorded at that time. If and when the additional shares are issued in July 1998, the entry will be to record the par value of shares issued in Common Stock with the offset to additional paid-in capital. The promissory note was repaid in September 1996. Cost to enter into the management services agreement was recognized as a result of the acquisition, totaling $1,606,774, was being amortized over 25 years.

In December 1997, the Company sold LSIA to an unrelated company (see note 4).

MEC Health Care, Inc.
---------------------
In October 1995, the Company acquired all of the issued and outstanding shares of common stock of MEC. The acquisition was accounted for using the purchase method. Accordingly, MEC's results of operations are included in the Company's consolidated financial statements subsequent to the acquisition date. The total purchase cost, including acquisition costs, of $6,579,087 was comprised of an 8.75% promissory note in the total amount of $1,799,100 (see note 10) and 543,464 unregistered shares of the Company's Common Stock. Goodwill recognized as a result of the acquisition, totaling $6,667,918, was being amortized over 20 years.

In December 1997, the Company sold MEC to an unrelated company (see note 4).

The Farris Group
----------------
In February 1994, the Company acquired MRF, Inc. d/b/a The Farris Group. The acquisition was accounted for using the purchase method. Accordingly, The Farris Group's results of operations are included in the Company's consolidated financial statements subsequent to the acquisition date. The terms of the acquisition provided, among other things, for the Company to pay $2 million and up to 750,000 unregistered shares of the Company's Common Stock issuable if The Farris Group achieves certain future performance objectives. Based on The Farris

Group's pre-tax profits for each of the years ended December 31, 1996, 1995, and 1994, 406,700 shares were issued in April 1997 (see note 11). These earn-out shares were valued at $3,065,056 and accounted for as additional purchase price since there are a maximum number of shares issuable, termination of the former owner's employment does not impact the agreement, and the agreement is entirely separate from compensation agreements. No earnout shares were earned for the year ended December 31, 1997.

LaserSight Centers Incorporated
-------------------------------
In April 1993, the Company acquired all of the outstanding stock of LaserSight Centers Incorporated (Centers), a privately held corporation. Centers is a development stage corporation which intends to provide services for ophthalmic laser surgical centers using excimer and other lasers. The terms for the closing of this transaction provided for the issuance of 500,000 unregistered shares of the Company's Common Stock and the agreement of the Company to issue up to an additional 1,265,333 unregistered shares of its common stock based on the outcome of certain future events and whether Centers achieves certain performance objectives.

In March 1997, the Company amended the purchase and royalty agreements related to the 1993 acquisition of Centers. The amended purchase agreement provided for the Company to issue approximately 625,000 unregistered common shares with 600,000 additional shares contingently issuable based upon future operating profits. This replaces the provision calling for 1,265,333 contingently issuable shares based on cumulative revenues or other future events and the uncertainties associated therewith. The amended royalty agreement reduces the royalty from $86 to $43 per refractive procedure and delays the obligation to pay such royalties until the sooner of five years or the issuance of all contingently issuable shares as described above. The value of shares issued in March 1997, $3,320,321, was accounted for as additional purchase price based upon historical and expected growth in the excimer laser industry and undiscounted projected cash flows.

NOTE 4 -- DIVESTITURES
----------------------

In December 1997, the Company sold all of the outstanding stock of MEC and LSIA to Vision Twenty-One, Inc. (Vision 21) in a transaction which was effective as of December 1, 1997. The total consideration paid by Vision 21 to the Company consisted of $6.5 million in cash paid at closing and 820,085 unregistered shares of Vision 21 Common Stock. The final number of the Vision 21 shares to be received by the Company is subject to certain post-closing adjustments, for which a portion of the unregistered Vision 21 shares, valued at $1 million at the closing date, have been placed in escrow. The Vision 21 shares are to be liquidated pursuant to the agreement from February through May 1998. The Company is to receive a minimum of $6.5 million and a maximum of $7.475 million from the liquidation of the Vision 21 shares. If the Company has not received at least $6.5 million (subject to certain post-closing adjustments) from the liquidation of the Vision 21 shares by May 29, 1998, then Vision 21 is to pay the Company any shortfall in cash. At December 31, 1997, the market value of the Vision 21 shares was approximately $7,586,000 (see notes 10 and 16).

The Company has recorded a liability in the amount of approximately $770,000 as of December 31, 1997, representing the maximum potential post-closing adjustments. Upon final determination of post-closing adjustments, any reduction in such amount will be reflected as additional gain on sale of subsidiaries in 1998.

As a result of this transaction, the Company recorded a gain before income taxes of $4,129,057 in the year ended December 31, 1997.

NOTE 5 -- ACCOUNTS AND NOTES RECEIVABLE
---------------------------------------

Accounts and notes receivable at December 31, 1997 and 1996 were net of allowance for uncollectibles of $1,825,000 and $1,350,000, respectively. During 1997, approximately $1,892,000, net of associated commissions, in accounts and notes receivable were written off as uncollectible. Accounts and notes receivable write-offs were not significant for the years ended December 31, 1996, and 1995.

Notes receivable at December 31, 1997 and 1996 primarily represent unpaid balances due on laser equipment sales. Notes receivable balances, discounted at 8%, and less an allowance for uncollectibles, consisted of the following at December 31, 1997 and 1996:

                                     1997           1996
                                     ----           ----

Notes receivable                  $7,814,773     6,967,120
Less:  Discount                      315,968       476,170
       Allowance for
          uncollectible
          notes                    1,356,271       711,000
                                 -----------    ----------
                                   6,142,534     5,779,950
Less current portion               3,762,341     3,159,575
                                  -----------    ---------
                                  $2,380,193     2,620,375
                                  ==========     =========

NOTE 6 -- INVENTORIES
---------------------

The components of inventories at December 31, 1997 and 1996 are summarized as follows:

                                     1997          1996
                                     ----          ----

Raw materials                     $2,958,782     2,008,610
Work in process                      263,353       448,906
Finished goods                       862,775       664,646
Test equipment-clinical trials       263,325       206,741
                                  ----------     ---------
                                  $4,348,235     3,328,903
                                  ==========     =========

As of December 31, 1997, the Company had six laser systems being used under arrangements for clinical trials in various countries. At December 31, 1996, four laser systems were in use under similar arrangements.

NOTE 7 -- PROPERTY AND EQUIPMENT
--------------------------------

Property and equipment at December 31, 1997 and 1996 are as follows:

                                     1997           1996
                                     ----           ----

Leasehold improvements           $    70,883       118,087
Furniture and equipment              947,032       962,014
Assets under capital lease                --       957,180
Laboratory equipment               1,354,086       717,055
                                 -----------    ----------
                                   2,372,001     2,754,336

Less accumulated
    depreciation and
    amortization                   1,017,833       818,116
                                 -----------    ----------
                                 $ 1,354,168     1,936,220
                                 ===========    ==========

NOTE 8 -- OTHER ASSETS
----------------------

Other assets at December 31, 1997 and 1996 are as follows:

                                      1997          1996
                                      ----          ----

Restricted cash                 $    200,000       240,000
Cost to enter into a manage-
      ment agreement, net of
      accumulated amortization
      of $30,498                          --     1,576,276
Goodwill, net of accumu-
      lated amortization of
      $749,739 in 1997 and
      $685,464 in 1996             7,077,491    10,522,756
Acquired technology, net
      of accumulated amorti-
      zation of $355,608 in 1997
     and $209,604 in 1996          1,396,392     1,542,396
Ultraviolet patents, net of
      accumulated amortization
      of $371,906 in 1997         10,185,993            --
LASIK pre-market approval
      application, net of accum-
      ulated amortization of
      $233,790 in 1997             2,571,682            --
Other assets, net of accumu-
      lated amortization of
      $456,529 in 1997 and
      $32,076 in 1996              2,411,244       168,984
                                 -----------    ----------
                                 $23,842,802    14,050,412
                                 ===========    ==========

Restricted cash represents deposits in connection with service contracts with approximately 100 and 134 ophthalmologists at December 31, 1997 and 1996, respectively, granting them exclusive market areas to perform specific services as set forth in the Center's service contracts.

NOTE 9 -- EMPLOYEE BENEFIT PLAN
-------------------------------

Effective January 1, 1996, the Company adopted a 401(k) plan for the benefit of substantially all of its full-time employees. The plan provides, among other things, for employer-matching contributions to be made at the discretion of the Board of Directors. Employer-matching contributions vest over a seven-year period. Administrative expenses of the plan are paid by the Company. For the years ended December 31, 1997 and 1996, expense incurred related to the 401(k) plan was approximately $33,000 and $42,000, respectively.

NOTE 10 -- NOTES PAYABLE
------------------------

In April 1997, the Company entered into a loan agreement with Foothill Capital Corporation (Foothill) for up to $8 million, consisting of a term loan in the amount of $4 million and a revolving loan in an amount of 80% of the eligible receivables of LaserSight Technologies, Inc., but not more than $4 million. The term loan bears interest at an annual rate of 12.50% and the revolving loan bears interest at a variable annual rate of 1.50% above the base rate of Norwest Bank Minnesota (10% at December 31, 1997). In connection with the loan, the Company paid an origination fee of $150,000 and issued warrants to purchase 500,000 shares of Common Stock. The warrants are exercisable at any time from April 1, 1998 through April 1, 2002 at an exercise price per share of $6.0667. Subject to certain conditions based on the market price of the Common Stock, up to half of the warrants are eligible for repurchase by the Company. Any warrants that remain outstanding on April 1, 2002 are subject to mandatory repurchase by the Company at a price of $1.50 per warrant. The warrants have certain anti-dilution features which provide for approximately 50,000 additional shares pursuant to the issuance of the Series B Preferred Stock and a corresponding reduction in the exercise price to approximately $5.52 per share and repurchase price to approximately $1.36 per warrant. The warrants were valued at $500,000 and are classified as long-term obligations at December 31, 1997. The recorded amount of the obligation will change with the fair value of the warrants, with a corresponding adjustment to interest expense.

In December 1997, in conjunction with the sale of MEC and LSIA (see note 4), the Company restructured its agreements with Foothill. Based on such restructured agreements, the Company used $2.0 million of its cash proceeds from the sale of MEC and LSIA to reduce the Company's term loan from $4.0 million to $2.0 million. Additionally, the Company used approximately $1.5 million of cash proceeds from the sale to repay in full the then outstanding balance under its revolving loan with Foothill. The Company's availability under the revolving loan was reduced to $2.0 million. In addition, the Company pledged the Vision 21 shares to Foothill as collateral under the loan facility. Moreover, after the Company has received $2.5 million from the liquidation of the Vision 21 shares, any additional proceeds must first be applied to pay off the Company's term loan with Foothill, and any further proceeds to retire any then-outstanding advances under its revolving loan. The Company's term loan is, in any event, due on June 15, 1998 and all availability under the Company's revolving loan terminates on June 15, 1998. Until June 16, 1998, Foothill has waived the Company's compliance with the financial covenants which were contained in the original loan agreements.

At December 31, 1996, the Company owed $1,000,000 to former owners of MEC. The note payable was secured by stock of MEC, and bore interest at 8.75%. In April 1997, the Company repaid the note in full.

Interest paid during 1997, 1996, and 1995 approximated $515,000, $172,000, and $50,000, respectively.

In July 1996, the Company entered into an agreement for the sale and leaseback of certain assets acquired. The lease, with a four-year term, was classified as a capital lease. The fair market value of the assets financed was approximately $957,000 and payments under the lease approximated $300,000 annually and commenced in July 1996. This obligation was assumed by the purchaser as a result of the sale of LSIA (see notes 4 and 16).

NOTE 11 -- STOCKHOLDERS' EQUITY
-------------------------------

In August 1997, the Company completed a private placement of 1,600 shares of Series B Preferred Stock yielding net proceeds, after costs of financing, of $14.83 million. The Company also issued warrants to purchase 790,000 shares of Common Stock for a period of five years at $5.91 per share to the investors and placement agent. The Series B Preferred Stock is convertible into the Company's Common Stock at the option of the holders at any time through August 29, 2000, on which date all preferred stock remaining outstanding will automatically be converted into Common Stock. The conversion price equals the lesser of $6.68 per share or the average of the three lowest closing bid prices during a 30-trading day period preceding the conversion date. Additionally, in the event of liquidation, the Series B Preferred Stock is entitled to the IBM Patent's royalties. At December 31, 1997, 1,295 shares of Series B Preferred Stock were outstanding. In October 1997, 305 shares were voluntarily redeemed with a 4 percent redemption premium totaling $122,000, which was recorded as a dividend to the Series B Preferred Stock stockholders. The Series B Preferred Stock is recorded at the amount of gross proceeds less the costs of the financing and the fair value of the warrants and classified as mezzanine financing above the stockholders' equity section on the balance sheet. Upon an event of redemption, as defined, some of which are outside of the Company's control, the Series B Preferred Stock will become mandatorily redeemable. The financing costs and warrants will be accreted against additional paid-in capital if and when an event of redemption is assessed as probable.

In January 1996, the Company completed a private placement of 116 shares of Series A Preferred Stock, yielding net proceeds, after costs of financing, of $5.34 million. The Company also issued warrants to purchase 17,509 shares of common stock at $13.25 per share to the placement agent. The conversion price equaled the lesser of $14.18 per share or 85% of the average closing price of the common stock during the five trading days preceding the conversion date, subject to a minimum conversion price. At December 31, 1997 and 1996, zero and eight shares of Series A Preferred Stock, respectively, were outstanding. The conversion of 116 shares of Series A Preferred Stock through December 31, 1997 resulted in the issuance of 975,261 shares of Common Stock, including the issuance of Common Stock in settlement of preferred dividends (at an annual rate of 10%) accrued through the respective conversion dates.

In January 1995, 289,000 shares were sold under a stock purchase agreement for net proceeds to the Company of approximately $2,463,000, including a note receivable totaling $1,500,000 with interest at 10% per annum. A modified promissory note was executed in August 1995 with an adjusted balance of $1,250,000 with monthly payments of varying amounts through April 30, 1996. The balance due at December 31, 1997 and 1996 was $1,140,000 and was classified as a stock subscription receivable and reduction of stockholders' equity. After a trial in December 1997, the Company received a final judgment for such amount plus interest and costs of trial. The defendants have appealed the judgment.

In July 1995, in consideration for the acquisition of certain technology (see note 8) the transferor of such technology received options to purchase 240,000 unregistered shares of the Company's Common Stock at the greater of $1.13 per share or $12.00 less than the market value on the date of exercise. The options were exercised in September 1995.

Pursuant to the agreements related to the acquisition of The Farris Group, up to 343,300 unregistered shares of the Company's stock may become issuable to the seller based upon The Farris Group's 1998 pre-tax profits, as defined in the agreement. The number of issuable shares is determined annually and, based on terms of the acquisition agreement, amended as of December 28, 1995, were issued in 1997 for the three-year period ending December 31, 1996 and will be issued, if earned, in 1999 for the two-year period ending December 31, 1998. Based on The Farris Group's pre-tax profits for each of the years ended December 31, 1996, 1995, and 1994, 406,700 shares were issued in April 1997. For purposes of computing earnings per share, issuable shares attributable to historical performance levels of The Farris Group are included in weighted average shares outstanding on a basic and diluted basis for 1996 and 1995.

NOTE 12 -- STOCK OPTION PLANS
-----------------------------

The Company has options outstanding at December 31, 1997 related to five stock based compensation plans (the Plans). Options are currently issuable by the Board of Directors only under the 1996 Equity Incentive Employee Plan (1996 Incentive Plan) and the LaserSight Incorporated Non-employee Directors Stock Option Plan (Directors Plan), both of which were approved by the Company's stockholders in June 1996 and the latter of which was amended in June 1997.

Under the 1996 Incentive Plan, all employees of the Company are eligible to receive options, although no employee may receive options to purchase greater than 250,000 shares of common stock during any one year. Pursuant to terms of the 1996 Incentive Plan, 750,000 shares of common stock may be issued at exercise prices of no less than 100% of the fair market value at date of grant, and options become exercisable in four annual installments on the anniversary dates of the grant.

The Directors Plan, as amended, provides for the issuance of up to 300,000 shares of common stock to directors of the Company who are not officers or employees. Grants to individual directors are based on a fixed formula that establishes the timing, size, and exercise price of each option grant. At the date of each annual stockholders' meeting, 15,000 options will be granted to each outside director, and 5,000 options will be granted to each outside director that chairs a standing committee, at exercise prices of 100% of the fair market value as of that date, with the options becoming fully exercisable on the first anniversary date of the grant. The options will expire in ten years or three years after an outside director ceases to be a director of the Company.

The per share weighted-average fair value of stock options granted during the years ended December 31, 1997 and 1996 was $3.62 and $4.60 on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                    1997          1996         1995
                                    ----          ----         ----

Expected dividend yield              0%            0%           0%
Volatility                          49%           44%          44%
Risk-free interest rate          5.70-5.71%   6.04%-6.33%  5.66%-6.20%
Expected life (years)               5-10          3-5          3-5

The Company applies APB Opinion No. 25 and related interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                   1997           1996          1995
                                   ----           ----          ----
Net income (loss)
     As reported               $(7,253,084)   (4,074,369)    4,591,871
     Pro forma                  (8,012,317)   (4,653,040)    3,571,890
Basic EPS
     As reported               $     (0.80)        (0.69)         0.68
     Pro forma                       (0.88)        (0.76)         0.53
Diluted EPS
     As reported               $     (0.80)        (0.69)         0.64
     Pro forma                       (0.88)        (0.76)         0.49

In accordance with SFAS No. 123, the pro forma net income (loss) reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts presented above because compensation cost does not reflect options granted prior to January 1, 1995, that vested in 1997, 1996 or 1995.

Stock option activity for all plans during the periods indicated is as follows:

                                                  Weighted
                                     Shares        Average
                                      Under       Exercise
                                     Option         Price
                                     ------         -----

Balance at January 1, 1995          371,800          3.93
     Granted                        327,400         11.94
     Exercised                     (174,540)         4.29
     Terminated                     (28,400)         5.58
                                  ---------
Balance at December 31, 1995        496,260          9.12
     Granted                        574,000          9.83
     Exercised                       (9,900)         4.93
     Terminated                    (180,510)        11.00
                                  ---------
Balance at December 31, 1996        879,850          9.29
     Granted                        286,000          6.29
     Exercised                      (25,875)         3.80
     Terminated                     (90,975)         7.27
                                  ---------
Balance at December 31, 1997      1,049,000          8.75
                                  =========

The following table summarizes the information about stock options outstanding and exercisable at December 31, 1997:

                                       Range of Exercise Prices

                              $1.58-$5.14    $5.31-$7.03    $9.50-$12.81
                              -----------    -----------    ------------

Options outstanding:
   Number outstanding at
      December 31, 1997          100,000        439,000         510,000
   Weighted average
      remaining contractual
      life                     2.3 years      5.6 years       2.8 years
   Weighted average
      exercise price               $3.18          $6.73          $11.57

Options exercisable:
   Number exercisable at
      December 31, 1997           69,000         92,500         410,832
   Weighted average
      exercise price               $2.93          $6.85          $11.72

The underwriter of the Company's 1991 initial public offering received warrants to purchase up to 180,000 shares of the Company's Common Stock at an exercise price of $3.00 per share through November 13, 1996. During 1996, all of the underwriter's warrants were exercised.

NOTE 13 -- INCOME TAXES
-----------------------

The components of the income tax expense (benefit) for the years ended December 31, 1997, 1996, and 1995 were as follows:

                                    1997          1996         1995
                                    ----          ----         ----
Current:
      Federal                    $  67,066     (707,130)      858,800
      State                        812,934      (22,878)      130,000
                                 ---------    ----------    ---------
                                   880,000     (730,008)      988,800
                                 ---------    ----------    ---------
Deferred:
      Federal                            -     (351,677)      344,000
      State                              -      (57,323)       65,000
                                 ---------    ----------    ---------
                                         -     (409,000)      409,000
                                 ---------    ----------    ---------
Total income tax
expense (benefit)                $ 880,000   (1,139,008)    1,397,800
                                 =========   ===========    =========

Deferred tax assets and liabilities consist of the following components as of December 31, 1997 and 1996:

                                                 1997         1996
                                                 ----         ----
Deferred tax liabilities:
      Acquired technology                    $  555,764      611,338
      Change in tax status of subsidiaries      134,938      273,639
      Unrealized gain on marketable equity
           securities                           370,500           --
      Property and equipment                     84,768      166,254
                                             ----------    ---------
                                              1,145,970    1,051,231
Deferred tax assets:
      Intangibles                                69,522           --
      Inventory                                 232,512      237,446
      Receivable allowance                      800,063      596,026
      Limitation on capital loss                     --      155,042
      Warranty accruals                         157,970       61,562
      NOL carry forward                              --      462,081
      Other                                      58,893       67,100
                                             ----------    ---------
                                              1,318,960    1,579,257
Valuation allowance                            (172,990)    (528,026)
                                             ----------    ---------
                                              1,145,970    1,051,231
                                             ----------    ---------
         Net deferred tax liability          $       --           --
                                             ==========    =========

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

No payments for income taxes were made during the year ended December 31, 1997. Payments for income taxes during the years ended December 31, 1996 and 1995 were $307,360 and $719,595, respectively.

For the years ended December 31, 1997, 1996 and 1995, the difference between the Company's effective income tax provision and the "expected" tax provision, computed by applying the federal statutory income tax rate to income before provision for income taxes, is reconciled below:

                                    1997          1996          1995
                                    ----          ----          ----

"Expected" tax provision
      (benefit)                 $(2,166,849)   (1,772,548)   2,036,000
State income taxes, net
    of federal income tax
    benefit                         536,536       (29,462)      85,000
Tax basis of subsidiaries sold    2,478,304             -            -
Utilization of net operating
    loss carry forwards                   -             -     (426,000)
Foreign sales corporation
      tax benefit                         -             -     (216,000)
Valuation allowance                (355,036)      528,026            -
Research and development                  -             -     (151,000)
Intangible amortization             369,210       162,321       75,000
Nondeductible expenses               17,835        18,920       55,000
Other items, net                          -       (46,265)     (60,200)
                                -----------    -----------   ----------
       Income tax
         expense (benefit)       $  880,000    (1,139,008)   1,397,800
                                 ==========    ===========   =========

NOTE 14 -- SEGMENT INFORMATION
------------------------------
                                    1997          1996          1995
                                    ----          ----          ----

Operating revenues:
    Technology related          $12,170,018    10,634,663   19,899,584
    Health care services         12,218,815    10,869,327    6,088,481
                                -----------    ----------   ----------
       Consolidated              24,388,833    21,503,990   25,988,065
                                ===========    ==========   ==========

Operating profit (loss):
    Technology related           (6,492,423)   (2,148,280)   4,692,757
    Health care services           (462,263)     (895,181)   1,072,407
General corporate
    expenses                     (2,040,328)   (1,828,285)  (1,006,462)
Developmental stage
    company expenses -
    LaserSight Centers
    Incorporated                   (267,140)      (88,603)    (206,558)
                                ------------   -----------  -----------
      Income (loss)
      from operations           $(9,262,154)   (4,960,349)   4,552,144
                                ============   ===========  ==========

Identifiable assets:
    Technology related          $30,669,076    16,569,845
    Health care services          4,398,202    15,244,579
    General corporate assets     12,083,276     2,145,663
    Developmental stage
      company assets -
      LaserSight Centers
      Incorporated                3,310,519       290,126
                                -----------    ----------
         Total assets           $50,461,073    34,250,213
                                ===========    ==========

The Company operates principally in two industries: technology related (laser equipment) products and health care services. Laser equipment operations involve the development, manufacture, and sale of ophthalmic lasers primarily for use in PRK procedures. Such operations generally relate to the LaserSight Technologies, Inc. subsidiary. Health care services generally relate to MEC, The Farris Group and LSIA. Due to the sale of MEC and LSIA (see note 4) effective December 1, 1997, only The Farris Group is included in the identifiable asset information as of December 31, 1997. In addition, only eleven months of operating activity is included for MEC and LSIA regarding operating revenues and operating profits for 1997.

Operating profit is total revenue less operating expenses. In determining operating profit for industry segments, the following items have not been considered: general corporate expenses; expenses attributable to Centers, a developmental stage company; non-operating income; and the income tax expense (benefit). Identifiable assets by industry segment are those that are used by or applicable to each industry segment. General corporate assets consist primarily of cash, marketable equity securities and income tax accounts.

Export sales are as follows:

                                     1997          1996         1995
                                     ----          ----         ----
North and
     Central America            $ 1,075,000             -    2,511,469
South America                     5,995,000     3,600,637    4,904,565
Asia                              2,235,000     2,844,752    8,631,066
Europe                            2,526,500     3,378,000    1,683,555
Africa                                    -       295,000      195,000
                                -----------     ---------    ---------
                                $11,831,500    10,118,389   17,925,655
                                ===========    ==========   ==========

The geographic areas above include significant sales to the following countries:
North and Central America - Mexico and Costa Rica; South America - Argentina, Brazil, Columbia and Venezuela; Asia - China, India and Japan; Europe - France, Italy and Spain. In the Company's experience, sophistication of ophthalmic communities varies by region, and is better segregated by the geographic areas above than by individual country.

NOTE 15 --RELATED PARTY TRANSACTIONS
------------------------------------

During January 1993, Centers entered into a royalty agreement with Florida Laser Partners, a Florida general partnership, in which two of the Company's former presidents and the Company's chairman are partners. The royalty agreement provides, among other things, for a perpetual royalty payment to Florida Laser Partners of a number of shares of Centers' common stock, as determined by a formula defined in the royalty agreement. Also during January 1993, the Company entered into an exchange agreement with Florida Laser Partners, which provides among other things, that Laser Partners shall exchange, from time to time, shares of Centers' common stock that it acquires pursuant to the royalty agreement for shares of the Company's stock. This agreement was amended in March 1997 (see note 3).

In December 1995, the Company sold one laser system for $235,000 to a company owned by a director of the Company. The Company received full payment on the account in January 1997.

NOTE 16 -- COMMITMENTS AND CONTINGENCIES
----------------------------------------

Pillar Point Partners
---------------------
On March 31,  1995,  the Company was served  with a  complaint  by Pillar  Point
Partners, alleging infringement by the Company of certain patent rights allegedly held by Pillar Point Partners under exclusive licenses from Summit Technology, Inc. and Visx Incorporated, both of whom subsequently joined the suit.

The Company has categorically denied the allegation of patent infringement. In addition, the Company asserted several defenses which alleged the patent to be invalid and unenforceable. In March 1997, the action was dismissed without prejudice. As part of the settlement, the Company received a release from liability under any of Pillar Point Partners' patents for certain systems and any service or procedure performed with such systems before the effective date of the settlement.

Public Company Publishing, Inc.
-------------------------------
In May 1996, the Company received a complaint alleging that the Company had breached a written agreement entered into during 1992 that provided for the rendering of consulting services to the Company. In December 1996, the action was settled for payments totaling $100,000 and an agreement to issue 75,000 shares of common stock in the event that the plaintiff did not receive 75,000 shares of common stock from the former holders of Centers stock. Such shares were delivered by the former holders of Centers stock. The settlement expense is reflected in other expenses in 1996. Of this amount, $50,000 was paid during 1996 and $50,000 was paid in February 1997.

Visx Incorporated
-----------------
In May 1997, the Company entered into a license agreement with Visx Incorporated to settle litigation and any and all potential claims related to patent infringement prior to May 1997. The aggregate amount of $230,400 is reflected in other expenses in 1997 and is to be paid in eight quarterly installments.

Northern New Jersey Eye Institute
---------------------------------
In October 1997, the Company received a request for mediation/arbitration from Northern New Jersey Eye Institute, P.A. (NNJEI) which relates to the services agreement between LSIA and NNJEI. This services agreement was entered into as part of the Company's July 1996 acquisition of the assets of NNJEI. The request for mediation alleges breach of contract and fraud which the Company denies and intends to vigorously defend. The mediation process began in mid-November and was discontinued following the December 1997 sale of LSIA to an unrelated company (see note 4). Under the terms of the services agreement, mediation will be followed by binding arbitration if a resolution cannot be reached. Based on the Company's legal assessment of the contracts between the parties, the Company does not expect the outcome of mediation or, if necessary, arbitration to have a material impact on the Company's consolidated financial position or results of operations.

Capital Lease Obligation
------------------------
In connection with certain divestitures completed in December 1997 (see note 4), the Company continues to guarantee a capital lease obligation. The Company is indemnified for this by the purchaser, and the purchaser is obligated to take all necessary steps to remove the Company as a guarantor. If the purchaser fails to pay the lease obligation, an event which the Company believes to be unlikely, management estimates that it could settle these obligations for approximately $660,000 at December 31, 1997. In the opinion of management, the ultimate disposition of these guarantees will not have a material adverse effect on the Company's consolidated financial condition, results of operations or future cash flows.

Lease Obligations
-----------------
The Company leases office space and certain equipment under operating lease arrangements.

Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year, as of December 31, 1997, are as follows:

         1998        $373,224
         1999         326,017
         2000         139,197
         2001             459

Rent expense during 1997, 1996, and 1995 was approximately $755,000, $781,000, and $311,000, respectively.

Other Matters
-------------
In 1995, the Company received $980,125 in settlement of its claims against the obligor of promissory notes held by the Company. The notes had previously been reserved and the receipt is reflected in other income. Also in 1995, the Company received a settlement of $350,000 from the Company's former president related to matters in connection with his prior employment.

NOTE 17 -- SUBSEQUENT EVENTS
----------------------------

Sale of International Patent Rights

On February 10, 1998, the Company closed a transaction for the sale of certain rights to the international patents that make up a portion of the IBM Patents, and granted a non-exclusive license to use the IBM Patents issued in the United States, in exchange for the Company receiving $7.5 million in cash. The transaction will not result in any current gain or loss. It will, however, reduce the Company's amortization expense over the remaining useful life of the IBM Patents. A portion of the proceeds will be accounted for as prepaid royalties that will be amortized to income over time.

Series B Preferred Stock Redemption Agreement
---------------------------------------------
On February 4, 1998, in exchange for the consent of the holders of its Series B Preferred Stock to the sale of international patent rights described above, the Company agreed to deposit $4.2 million of the sale transaction proceeds into a blocked account for the exclusive benefit of the preferred holders.

The preferred holders received an option to sell to the Company up to 351 shares of Series B Preferred Stock (representing an aggregate face amount of $3,510,000) at any time during the 150-day period ending July 10, 1998. As of March 9, 1998 all 351 shares (unaudited) had been repurchased with funds from the blocked account at a 20% premium.

The amount of the repurchase price in excess of the carrying value of the Series B Preferred Stock repurchased will increase the loss (or decrease any income) available to holders of Common Stock in the first quarter of 1998.