Form 10-K/A
period 1997-12-31
LASERSIGHT INC /DE
filed 1998-04-29
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number 0-19671

                             LASERSIGHT INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                  65-0273162
        --------                                                  ----------
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

12249 Science Drive, Suite 160, Orlando, Florida                           32826
------------------------------------------------                           -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (407) 382-2700

Securities Registered Pursuant to Section 12(b) of the Act:
       Title of Each Class            Name of Each Exchange on Which Registered
       -------------------            -----------------------------------------
              None                                       N/A

           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.001
                          -----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on April 28, 1998 was approximately $45,602,456.

         Number  of shares of Common  Stock  outstanding  as of April 28,  1998:
12,712,712.

                                EXPLANATORY NOTE

         This filing amends certain information on the cover page and certain other previously-filed information contained in Items 10, 11, 12 and 13. No other items have been amended.

                                    PART III


Item 10.  Directors and Executive Officers

      The Company's executive officers and directors are set forth below. The terms of all incumbent directors expire at the Annual Meeting of the Company's stockholders on June 12, 1998 (the "Annual Meeting") or at such later time as their successors have been duly elected and qualified.

Name                                             Age                            Title                       Director Since
----                                             ---                            -----                       --------------
Michael R. Farris                                38         President, Chief Executive Officer and Director        1995
Francis E. O'Donnell, Jr., M.D.                  48         Chairman of the Board                                  1992
Thomas Quinn                                     49         Director                                               1994
Richard C. Lutzy                                 52         Director                                               1995
J. Richard Crowley                               42         President and Chief Operating Officer of
                                                            LaserSight Technologies and Director                   1994
David T. Pieroni                                 52         Director                                               1996
Terry A. Fuller, Ph.D.                           49         Director                                               1997
Richard L. Stensrud                              61         Chief Operating Officer                                 N/A
Gregory L. Wilson                                40         Chief Financial Officer                                 N/A
---------------------

      Mr. Farris has been the Company's President and Chief Executive Officer since November 1995. He had previously been President and Chief Executive Officer of The Farris Group ("TFG") (which the Company acquired from Mr. Farris in February 1994) and predecessor consulting and search firms for more than 10 years.

      Dr. O'Donnell has been the Chairman of the Board of the Company since April 1993. He also was Chief Executive Officer of the Company from April 1993 to July 1993. He is the Medical Director of the O'Donnell Eye Institute, St. Louis, Missouri, which has performed photorefractive keratectomy procedures since 1989. He is Chairman and Chief Executive Officer of Per Ardua and BioKeys, privately-held biopharmaceutical companies. He is a member of Laser Skin Toner, L.L.C., a privately-held aesthetic laser company, and Sublase, L.L.C., a privately-held medical laser company. He is also a Clinical Professor of Ophthalmology at the St. Louis University School of Medicine.

      Mr. Quinn has been President of Smithton Rockwell & Irwin, a development company in the areas of healthcare management services and consulting programs for managed care, since February 1998. From 1995 to 1997, he was a Vice President of the Hospital Alliance Division of Olsten Kimberly QualityCare, a home health care management services provider and a subsidiary of Olsten Corp. From 1992 to 1995, he was Vice President of Sales and Marketing of Integrated Health Services, Inc., a post-acute health care provider.

      Mr. Lutzy has been the founder and Chief Executive Officer of Palmer Capital Corporation, a financial advisory and venture capital services company, since 1988. From 1981 through 1987, he was Managing Director of Merrill Lynch Private Capital, Ltd., a London-based investment banking subsidiary of Merrill Lynch & Company. He is a director of Acamedica, a privately-held demand management company, and Markman Company, a privately-held insurance financial services organization.

      Mr. Crowley has been President of LaserSight Technologies since October 1997 and its Chief Operating Officer since June 1997. He had previously been the Chief Operating Officer and Chief Financial Officer of Clinical Diagnostic Systems, Inc., a medical diagnostic testing company, since 1991. From 1984 to 1991, he was President and Chief Financial Officer of Control Laser Corporation, a manufacturer of industrial lasers.

      Mr. Pieroni has been President of Pieroni Management Counselors, Inc., a management consulting company, since September 1996 and during a portion of 1995. He was President of the Company's TFG subsidiary from November 1995 to September 1996. From 1991 to 1995, he was President of Spencer & Spencer Systems, Inc., an information systems consulting company. From 1977 to 1990, he was a partner in the health care and management consulting practice of a predecessor of Ernst & Young LLP. He is a director of Citation Computer Systems Inc., a health care software company.

      Dr. Fuller has been President and Chief Executive Officer of Fuller Research Corporation, a privately-held producer of high-technology surgical devices, since March 1984. Since December 1997, he has also been President and Chief Executive Officer of Laser Skin Toner, L.L.C. From 1990 to November 1996, he was Chief Operating Officer and Executive Vice-President of Surgical Laser Technologies, Inc., a producer of laser systems for surgical use.

      Mr. Stensrud has been the Chief Operating Officer of the Company since September 1996 and the President of TFG since May 1997. He was a director of the Company from June 1995 until September 1996. Prior to his employment by the Company, he had operated a consulting practice serving small health care companies since 1990. He is a director of Horizon Medical, Inc.
and Aisa Enterprises, Inc.

      Mr. Wilson has been Chief Financial Officer of the Company since July 1994 and of its TFG subsidiary since 1993. From 1986 to 1993, he was a management consultant with Deloitte & Touche LLP, an international accounting and consulting firm.

Item 11.  Executive Compensation

      The following table sets forth summary information concerning the compensation paid or earned for services rendered to the Company in all capacities during 1995, 1996 and 1997 for (i) the Company's Chief Executive Officer ("CEO"), and (ii) each of the other executive officers of the Company serving at December 31, 1997 whose total annual salary and bonus for 1997 exceeded $100,000 (collectively, the "Named Executive Officers"). During such years, the Company did not make any grants of stock appreciation rights ("SARs") or restricted stock or any awards or payouts under any long-term incentive plan.

                           Summary Compensation Table

                                                                                                Long Term
                                                                                                 Compen-
                                                                                                  sation
                                                           Annual Compensation                    Awards
                                                           -------------------                    ------

                                                                                  Other         Securities         All
                                                                                  Annual        Underlying        Other
                                                                                 Compen-         Options/     Compensation
    Name and Principal Position        Year    Salary ($)       Bonus ($)         sation         SARs(#)          ($)
    ---------------------------        ----    -----------      ---------         -------        -------          ---

Michael R. Farris................      1997          250,000       --              --              --              --
    President and CEO(1)               1996          250,000       --              --              --              --
                                       1995          150,000    120,178            --             35,000           --
Richard L. Stensrud..............      1997          125,000       --              --              --              --
    Chief Operating Officer of the     1996           43,750       --              --            100,000           --
    Company and President of TFG(2)
Gregory L. Wilson................      1997          150,000       --              --              --              --
    Chief Financial Officer            1996          120,000       --              --              --              --
                                       1995          105,000     10,000            --             10,000           --



1   Mr. Farris joined the Company in February 1994 and been President and CEO since November 1995.

2   Mr. Stensrud joined the Company in September 1996 and has been its Chief Operating Officer since that time and
    President of TFG since May 1997.


         No stock options or SARs were granted to the Named Executive Officers during 1997.

         The following table sets forth certain information relating to options held by the Named Executive Officers at December 31, 1997:

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values

                                                                         Number of Securities      Value of Unexercised
                                          Shares                        Underlying Unexercised     In-the-Money Options/
                                                                            Options/SARs at       SARs at Year-End($)(1)(2)
                                                                            ---------------       -------------------------
                                                                            Year-End(#)(1)
                                        Acquired on        Value             Exercisable/              Exercisable/
                    Name               Exercise (#)   Realized($)(1)        Unexercisable              Unexercisable
                    ----               ------------   --------------        -------------              -------------

       Michael R. Farris............        --              --                 55,000/0                    $0/0
       Richard L. Stensrud..........        --              --              45,000/60,000                  $0/0
       Gregory L. Wilson............        --              --                 10,000/0                    $0/0

       (1)  No SARs have been issued by the Company.
       (2) The $2.75 closing price of the Common Stock on the Nasdaq National Market on December 31, 1997 was less than the exercise price for each such option.


  Compensation of Directors

      Each non-employee Director receives a fee of $500 for each board or committee meeting attended. In addition, during 1997, each non-employee director was granted an option under the Company's Non-Employee Directors Stock Option Plan to purchase 15,000 shares of Common Stock and each committee chairman and the Chairman of Board was granted an additional option to purchase 5,000 shares. The exercise price of each such option was $7.00 per share (100% of the market price of Common Stock on the date of grant). Directors who are also full-time employees of the Company received no additional cash compensation for services as directors.

  Employment Agreements

      In December 1995, the Company entered into an employment agreement with Mr. Farris (the "Employment Agreement"). The Employment Agreement provides for a three-year term, an annual salary of $150,000, and an annual bonus equal to 10% of the net pre-tax profit of TFG. If employment of Mr. Farris is terminated by the Company without "cause" or by him with "good reason" (as such terms are defined in the Employment Agreement), Mr. Farris would be entitled to all salary and other benefits under his Employment Agreement through the lesser of (i) the remaining term of the Agreement or (ii) one year after the date of his termination. Under such circumstances, the amount of bonus for the post-termination period would equal the greater of (x) $100,000 or (y) the product of the most recent actual quarterly bonus amount multiplied by the number of full or fractional fiscal quarters during a one-year post-termination period. The Employment Agreement includes non-compete and confidentiality covenants. The Company intends to revise Mr. Farris' employment agreement during 1998 to link his bonus opportunity to company-wide performance rather than to the performance of TFG.

      Under the Company's employment agreement with Mr. Stensrud dated September 1996 and amended effective July 1, 1997, Mr. Stensrud is entitled to an annual salary of $100,000, a car allowance, club dues and other expense reimbursement. If Mr. Stensrud's employment is terminated without "cause" (as defined in the agreement) during the four-year term of the contract, he is entitled to his base salary for one year after the date of his termination. The agreement includes non-compete and confidentiality covenants.

  Severance Arrangement

      In connection with the resignation of Mr. Pieroni as President of TFG and Chief Development Officer of the Company in September 1996, the Company agreed, in lieu of the provisions under his employment agreement, to the following: (i) the payment of six months salary ($75,000) in monthly installments, (ii) the amendment of Mr. Pieroni's option to purchase 200,000 shares of Common Stock at an exercise price of $11.25 per share to provide that as to 100,000 shares, such options become fully exercisable, and as to the remaining 100,000 shares, the options will be canceled, and (iii) the continuation of a car allowance, office space and clerical support for six months. The Company has not yet determined whether the options should remain exercisable for more than 90 days after the termination of Mr. Pieroni's service as a director.

  Compensation Committee Interlocks and Insider Participation

      During 1997, Messrs. Lutzy, Quinn and Crowley each served as members of the Company's Executive Compensation and Stock Option Committee. In June 1997, Mr. Crowley resigned from the committee upon his employment with the Company. In January 1998, Mr. Fuller was appointed as a member of the committee. None of the members of this Committee were employees of the Company while serving on the Committee.


  Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 27, 1998 by (i) each person known to the Company to beneficially own 5% or more of the Common Stock, (ii) each Director, and (iii) all officers and directors of the Company as a group. Each number of shares of Common Stock shown as owned below assumes the exercise of all currently-exercisable options and warrants and the conversion of all convertible securities held by the applicable person or group. Each percentage shown assumes the exercise of all such options and warrants and the conversion of such convertible securities by the applicable person or group, but assumes that no options, warrants or convertible securities held by any other persons are exercised or converted. Unless otherwise indicated below, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their respective names. For purposes of the following table, each person's "beneficial ownership" of the Common Stock has been determined in accordance with the rules of the Securities and Exchange Commission ("SEC").


                 Name of                                                        Number of Shares of          % of Common
           Individual or Group                     Position Held                  Common Stock                 Stock Owned
           -------------------                     -------------                  ------------                 -----------
   Francis E. O'Donnell, Jr., M.D.     Chairman of the Board; Director            424,552 (1)(2)                   3.3
   Michael R. Farris                   President and Chief Executive                 450,200 (2)                   3.5
                                       Officer; Director
   J. Richard Crowley                  President, LaserSight Technologies,            68,000 (2)                    *
                                       Inc.; Director
   Terry A. Fuller                     Director                                               --                   --
   Richard C. Lutzy                    Director                                       36,000 (2)                    *
   Thomas Quinn                        Director                                       46,050 (2)                    *
   David T. Pieroni                    Director                                      117,500 (2)                    *
   Richard Stensrud                    Chief Operating Officer; President,            45,110 (2)                    *
                                       TFG
   Gregory L. Wilson                   Chief Financial Officer                        25,000 (2)                    *

   All directors and executive officers                                            1,212,412 (2)                   9.2
     as a group (9 persons)
   James W. Vaughan (3)                                                                  969,725                   7.6
     2470 Schuetz Road
     Maryland Heights, MO 63043
   Stark International and                                                         1,678,486 (5)                  11.7
   Shepherd Investments International, Ltd. (4)
     c/o Staro Asset Management, L.L.C.
     1500 West Market Street
     Mequon, WI 53092
   Societe Generale                                                                  721,909 (5)                   5.4
     c/o Societe Generale Securities Corp.
     1221 Avenue of the Americas
     New York, NY 10020
   CC Investments, LDC                                                               661,531 (5)                   4.9
     P.O. Box 31106 SMB
     Grand Cayman, Cayman Islands


  *  Less than 1%.

  (1) Includes 262,274 shares held by the Irrevocable Trust No. 7 for the benefit of the Francis E. O'Donnell, Jr., M.D. Trust and 22,778 shares held by the Francis E. O'Donnell, Jr. Descendants Trust. Ms. Kathleen M. O'Donnell, the sister of Dr. O'Donnell, is trustee of both Trusts. Dr. O'Donnell disclaims beneficial ownership of such shares.

  (2) Includes options to acquire shares of Common Stock which are now exercisable or will first become exercisable on or before June 26, 1998, as follows: Dr. O'Donnell (111,000); Mr. Farris (35,000); Mr. Crowley (65,000); Mr. Fuller (none); Mr. Lutzy (35,000); Mr. Quinn (45,000); Mr.
      Pieroni (115,000); Mr. Stensrud (45,000); Mr. Wilson (10,000); and all directors and executive officers as a group (461,000).

  (3) Information derived from an amended Schedule 13D filed by Mr. Vaughan on March 2, 1998.

  (4) Based on a Schedule 13D filed by Michael Roth and Brian Stark on October 1, 1997, such shares may be deemed to be beneficially owned by Messrs. Roth and Stark, who are investment fund managers for Staro Asset Management, L.L.C. The business address of Messrs. Roth and Stark is the same as that of Staro Asset Management, L.L.C.

  (5) Such shares of Common Stock (none of which were outstanding as of April 27, 1998) represent the number of shares of Common Stock that would have been issuable if the indicated person had converted all of its shares of the Series B Preferred Stock at an assumed conversion price of $2.270833 per share (the conversion price in effect on April 27, 1998) and exercised all of its warrants to purchase shares of Common Stock at a price of $5.91 per share, as set forth in the following table:





                                                                           Shares of Common Stock Issuable Upon
                                           Series B                        ------------------------------------
                                           Preferred                       Conversion of                Exercise of
        Stockholder                       Shares Held                    Series B Preferred              Warrants
        -----------                       -----------                    ------------------              --------


Societe Generale                              132                               581,284                   140,625
Stark International and Shepherd
Investments International, Ltd.               296                             1,303,486                   375,000
CC Investments, LDC                            97                               427,156                   234,375
                                               --                               -------                   -------
                                              525                             2,311,926                   750,000
                                              ===                             =========                   =======



     The actual number of shares of Common Stock to be issued upon the conversion of the Series B Preferred Stock cannot be determined at this time, but will be based on the following formula: First, multiply the number of shares of Preferred Stock being converted by the face amount ($10,000 per share). Then divide this dollar amount by a conversion price equal to the lesser of (i) $6.68 per share or (ii) the average of the three lowest closing bid prices of the Common Stock during the 30-trading day period preceding the conversion date.

     No holder can convert its shares into Common Stock to the extent that such conversion would result in its beneficial ownership of more than 4.9% (9.9% in the case of Stark International and Shepherd Investments International Ltd.) of the Common Stock that would be outstanding after giving effect to such conversion. However, this restriction can be terminated upon 90 days' written notice to the Company by the holders of a majority of the Series B Preferred Stock.

     In March 1998, the holders of the Series B Preferred Stock agreed to limit their conversions so as to result in an aggregate of no more than 1,000,000 shares of Common Stock through June 12, 1998. As of April 27, 1998, 989,586 of such 1,000,000 shares had been issued. Such limit on conversions will be extended to September 14, 1998 if the Company's stockholders approve an amendment to the terms of the Series B Preferred Stock at the Annual Meeting. The conversion limit may be terminated at any time under certain conditions, including upon the occurrence of a material adverse change in the Company's financial condition, operating results, assets, liabilities, operations or business prospects.

     Share  amounts  exclude  Common Stock  issued  through  April 27, 1998 upon conversions of Series B Preferred Stock as follows: Stark International (505,868), Shepherd Investments International, Ltd. (505,868), CC Investments, LDC (1,130,970), and Societe Generale (249,514). The Company believes that such shares of Common Stock have been sold pursuant to a registration statement under the Securities Act of 1933.

  Compliance With Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of the outstanding Common Stock, to file reports of ownership and changes in ownership of such securities with the SEC. Officers, directors and over-10% beneficial owners are required to furnish the Company with copies of all
  Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, and/or written representations from certain reporting persons that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and over-10% beneficial owners during or with respect to the year ended December 31, 1997 were met.


  Item 13.  Certain Relations and Related Transactions

     LaserSight Centers. In March 1997, pursuant to an amendment to a previously-reported 1993 acquisition agreement (as so amended, the "Amended Centers Agreement"), the Company issued 625,000 unregistered shares of Common Stock to a group of former stockholders and former optionholders (the "Former Centers Holders") of LaserSight Centers Incorporated ("LaserSight Centers"), a developmental stage company that the Company acquired in April 1993 and through which the Company intends to begin to provide services for ophthalmic laser surgical centers using excimer and other lasers. The Amended Centers Agreement also provides for issuance of up to 600,000 additional shares of Common Stock to the Former Centers Holders to the extent that a revised earnout (as described below) is satisfied through March 31, 2002. Trusts for the benefit of Dr. O'Donnell, the Chairman of the Board of the Company, or his descendants (collectively, the "O'Donnell Trusts") received 226,644 (approximately 36%) of the 625,000 shares issued and would be entitled to receive the same percentage of any additional shares issued.

     Under the Amended Centers Agreement, Earnout Shares are issuable at the rate of one share of Common Stock per $4.00 of PRK Earnings (as defined) received by the Company through March 31, 2002. No Earnout Shares have become issuable as of the date of this Report on Form 10-K/A. For this purpose, the following items are considered revenue: (i) per procedure revenues received by the Company in connection with the utilization of a fixed or mobile excimer laser owned or operated by the Company to perform photorefractive keratectomy ("PRK") and treat myopia, astigmatism and hyperopia; (ii) certain revenues received by the Company from managed care companies or employers for arranging the delivery of PRK, and (iii) any royalties received by the Company on account of patents assigned to LaserSight Centers. The Amended Centers Agreement excludes the following from the computation of PRK Earnings: (i) revenues derived from the manufacture and servicing of excimer lasers, (ii) fees from patents not assigned to LaserSight Centers, (iii) managed care fees for non-PRK services, and (iv) revenues from non-excimer procedures. Management of the Company believes that these exclusions will benefit the Company by eliminating uncertainty as to how the LaserSight Centers earnout is to be computed. In addition, the Company is no longer required to use LaserSight Centers as its exclusive representative in the U.S. and Canada for the sale and distribution of ophthalmic refractive lasers or related refractive procedures. However, it may be in the interest of Dr. O'Donnell for the Company to pursue business strategies that maximize the issuance of Earnout Shares.

     In March 1997, the Company also amended its previously-reported royalty agreement (as so amended, the "Amended Royalty Agreement") with Laser
  Partners, a Florida general partnership, that it had entered into shortly before the LaserSight Centers acquisition. The Amended Royalty Agreement reduces the maximum per eye royalty to be paid by the Company from $86 to $43, and delays the commencement of such royalty payments until after March 2002 or, if sooner, the delivery of all of the 600,000 shares contingently issuable under the earnout provisions of the Amended Centers Agreement. The Company's obligations under the Amended Royalty Agreement are perpetual. The Company understands that one of the O'Donnell Trusts is a partner of Laser Partners with a 36% partnership interest.

     The Amended Royalty Agreement provides that the Company is not required to pay a royalty in connection with any of the following: (i) procedures which do not involve both an excimer laser and PRK, (ii) laser procedures performed by a third party in connection with any license granted by the Company, and (iii) laser procedures performed pursuant to a contract with a managed care company or an employer, pursuant to which the Company agrees to arrange for the delivery of eye care services other than PRK or for eye care services which include PRK without any identifiable fee attributable thereto. The management of the Company believes that these exclusions reduce the scope of the Company's obligation to make royalty payments. It may be in the interest of Dr. O'Donnell for the Company to pursue business strategies that maximize such royalty payments.

     The Board of Directors has discretion to discontinue, sell or transfer at any time the Company's business related to arranging for the performance of PRK.

     Sale of Laser System. As previously reported, in December 1995, the Company sold one of its laser systems to a company owned by Dr. O'Donnell at a price of $235,000 for use in clinical trials. The Company received payment of the $235,000 in January 1997.

     Acquisition of MRF, Inc. Pursuant to a December 1995 amendment to the earnout provisions of the agreement pursuant to which the Company had acquired TFG from Mr. Farris in February 1994, the Company and Mr. Farris agreed that the earnout would be payable in shares of Common Stock in both January 1997 (based on TFG's annual performance during 1994, 1995, and 1996) and January 1999 (based on TFG's annual performance during 1997 and 1998). The 406,700 earnout shares which had been earned under the amended agreement for the three-year period ended December 31, 1996 were issued in April 1997. In view of TFG's losses in 1997, no earnout shares were payable for that year. If TFG has pre-tax income in 1998, Mr. Farris will be entitled to a number of earnout shares equal to 750,000 multiplied by a fraction, the numerator of which is the amount of such pre-tax income and the denominator of which is $3.3 million, provided that such number of earnout shares cannot exceed 343,300. It may be in the interest of Mr. Farris for the Company to pursue business strategies that maximize the issuance of MRF Earnout Shares.

     Consulting Arrangement. In May 1997, the Company's LaserSight Technologies subsidiary entered into an agreement, effective as of January 1, 1997, with Dr. Byron A. Santos ("Dr. Santos"), an ophthalmologist employed by the O'Donnell Eye Institute, a corporation of which Dr. O'Donnell, the Chairman of the Board of the Company, is the Medical Director and owner. The amount that became payable to Dr. Santos under this agreement during 1997 was $96,000. Under the agreement, Dr. Santos is required to be available to provide a minimum of 40 hours of services each month. Such services have related to the development of the LaserScan 2000 excimer laser system, the development of clinical protocols, and training and other consulting services. The agreement provides for a term ending December 31, 2002, subject to LaserSight Technologies' right to terminate the agreement in the event that Dr. Santos fails to perform in accordance with the terms of the agreement.

     Fuller Agreement. The Company and Dr. Fuller have entered into discussions concerning Dr. Fuller's performance of certain consulting services with respect to the Company's patent portfolio. In exchange for his consulting services, the Company anticipates granting Dr. Fuller an option to acquire shares of Common Stock pursuant to the Company's 1996 Equity Incentive Plan.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LASERSIGHT INCORPORATED

Dated:   April 29, 1998          By:   /s/ Michael R. Farris
                                      -----------------------
                                      Michael R. Farris, President and
                                      Chief Executive Officer



Dated:   April 29, 1998          By:   /s/ Gregory L. Wilson
                                      -----------------------
                                      Gregory L. Wilson, Chief Financial Officer
                                      (Principal accounting officer)