Form 10-Q
period 1998-03-31
LASERSIGHT INC /DE
filed 1998-05-15
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[ X ] Quarterly Report Pursuan to Section 13 or 15(d) of the Securities Exchange
      Exchange Act of 1934. For the quarterly period ended March 31, 1998.

                                                             or

[   ] Transition  Report  Pursuant  to  Section  13  or  15(d) of the Securities
      Exchange Act of 1934. For the Transition period from _____________________ to __________________________.


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



             112249 Science Drive, Suite 160, Orlando, Florida 32826
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (407) 382-2700
             -------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes   X            No
    -----             -----

         The Number of shares of the registrant's Common Stock outstanding as of May 14, 1998 is 12,712,712.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES


Except for the historical information contained herein, the discussion in this Report contains forward-looking statements (within the meaning of Section 21E of the Exchange Act) that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Uncertainties" in this report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                                      INDEX

PART I.  FINANCIAL INFORMATION

                Item 1.    Condensed Consolidated Financial Statements

                           Condensed Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997

                           Condensed Consolidated Statements of Operations for the Three Month Periods Ended March 31, 1998 and 1997


                           Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 1998 and 1997


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

                Item 3.    Defaults Upon Senior Securities

                Item 4.    Submission of  Matters to a Vote of Security Holders

                Item 5.    Other Information

                Item 6.    Exhibits and Reports on Form 8-K



                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                       March 31,        December 31,
                                                                                         1998              1997
                                                                                     ----------------   --------------
CURRENT ASSETS                                            ASSETS                       (Unaudited)
   Cash and cash equivalents                                                              $3,129,036       $3,858,400
   Marketable equity securities                                                            5,941,294        7,475,000
   Accounts receivable - trade, net                                                        4,026,974        2,649,202
   Notes receivable - current portion, net                                                 4,701,227        3,762,341
   Inventories                                                                             4,561,882        4,348,235
   Deferred tax assets                                                                       512,813          571,009
   Other current assets                                                                      259,328          219,723
                                                                                     ----------------   --------------
                                                     TOTAL CURRENT ASSETS                 23,132,554       22,883,910

Restricted cash                                                                              194,000          200,000
Notes receivable, less current portion, net                                                2,120,824        2,380,193
Property and equipment, net                                                                1,401,539        1,354,168
Goodwill, net                                                                              6,946,334        7,077,491
Patents, net                                                                               4,871,082       11,275,289
Pre-market approval application, net                                                       2,431,408        2,571,682
Other assets, net                                                                          2,406,919        2,718,340
                                                                                     ----------------   --------------
                                                                                         $43,504,660      $50,461,073
                                                                                     ================  ===============
                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                       $1,608,170       $2,142,979
   Note payable, less discount                                                             1,890,152        1,758,333
   Accrued expenses                                                                        2,411,573        2,782,521
   Accrued commissions                                                                     1,401,413        1,230,474
   Income taxes payable                                                                      465,644        1,255,491
   Deferred royalty revenue                                                                  400,000                -
   Other current liabilities                                                                 870,583          984,412
                                                                                     ----------------   --------------
                                                  TOTAL CURRENT LIABILITIES                9,047,535       10,154,210

Refundable deposits                                                                          194,000          200,000
Accrued expenses, less current portion                                                       516,582          518,730
Deferred royalty revenue, less current portion                                               733,333                -
Deferred income taxes                                                                        512,813          571,009
Long-term obligations                                                                        500,000          500,000
Commitments and contingencies


Redeemable convertible preferred stock - Series B - par value $.001 per share; authorized 10,000,000 shares; 584 and 1,295 issued and outstanding
  at March 31, 1998 and December 31, 1997, respectively                                    5,169,584       11,477,184

Stockholders' equity:
 Common  stock - par  value  $.001  per  share;  authorized  40,000,000  shares;
   12,219,332 and 10,149,872 shares issued and outstanding at March 31,
   1998 and December 31, 1997, respectively                                                   12,220           10,150
 Additional paid-in capital                                                               41,921,869       40,045,564
 Stock subscription receivable                                                            (1,140,000)      (1,140,000)
 Accumulated deficit                                                                     (13,829,421)    (11,865,914)
 Accumulated other comprehensive income - unrealized gain                                    480,505          604,500
 Less treasury stock, at cost;  165,200 shares                                              (614,360)        (614,360)
                                                                                     -----------------  ---------------
                                                                                          26,830,813       27,039,940
                                                                                     -----------------  ---------------
                                                                                         $43,504,660      $50,461,073
                                                                                     ================   ===============

   See accompanying notes to the condensed consolidated financial statements.



                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)

                                                                       1998                 1997
                                                                 -----------------     ---------------

                 REVENUE:
                       PRODUCTS                                        $4,044,683          $3,553,844
                       SERVICES                                           198,536           2,964,298
                                                                 -----------------     ---------------
                                                                        4,243,219           6,518,142
                 COST OF REVENUE:
                       PRODUCT COST                                     1,176,320           1,043,798
                       COST OF SERVICES                                    87,356           2,174,387
                                                                 -----------------     ---------------

                 GROSS PROFIT                                           2,979,543           3,299,957

                 RESEARCH, DEVELOPMENT AND REGULATORY EXPENSES
                                                                          817,556             362,204

                 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
                                                                        3,747,049           3,573,496
                                                                 -----------------
                                                                                       ---------------

                 LOSS FROM OPERATIONS                                  (1,585,062)           (635,743)

                 OTHER INCOME AND EXPENSES
                   Interest and dividend income                           114,856              97,364
                   Interest expense                                      (396,521)            (59,643)
                   Realized gain on sale of investments                   214,376                   -
                   Other                                                        -             (50,000)
                                                                 -----------------     ----------------

                 LOSS BEFORE INCOME TAXES                              (1,652,351)           (648,022)

                 INCOME TAX PROVISION                                    (311,156)                  -
                                                                 ------------------    ---------------

                 NET LOSS                                              (1,963,507)           (648,022)

                 CONVERSION DISCOUNT ON PREFERRED STOCK                   (25,372)                  -

                 PREFERRED STOCK ACCRETION AND DIVIDEND
                   REQUIREMENTS                                        (1,098,121)              (9,863)
                                                                 ------------------    ---------------
                 LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS
                                                                     $ (3,087,000)         $ (657,885)
                                                                 ==================    ================

                 LOSS PER COMMON SHARE
                   Basic:                                                  $(0.30)             $(0.07)
                                                                 ==================    ================
                   Diluted:                                                $(0.30)             $(0.07)
                                                                 ==================    ================

                 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
                   Basic:                                              10,318,000           8,821,000
                                                                 =================     ===============
                   Diluted:                                            10,318,000           8,821,000
                                                                 =================     ===============

   See accompanying notes to the condensed consolidated financial statements.


                                     LASERSIGHT INCORPORATED AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                    (Unaudited)

                                                                                  1998                   1997
                                                                            ------------------     ------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                                        $(1,963,507)            $(648,022)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                       975,289               338,243
  Realized gain on sale of investments                                               (214,376)                    -
  Decrease (increase) in accounts and notes receivable                             (2,057,289)              572,068
  Decrease (increase) in inventories                                                 (213,647)              139,509
  Increase (decrease) in accounts payable                                            (534,809)               79,945
  Decrease in accrued liabilities                                                    (419,383)             (248,163)
  Increase in deferred royalties                                                    1,133,334                     -
  Income taxes                                                                       (789,847)              165,499
  Other                                                                               (54,539)             (425,184)
                                                                            -------------------    ------------------

NET CASH USED IN OPERATING ACTIVITIES                                              (4,138,774)              (26,105)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and equipment, net                                           (138,674)             (191,780)
  Proceeds from sale of investments                                                 1,548,084                     -
  Net proceeds from exclusive license of patents                                    6,200,000                     -
  Transfer to restricted cash account                                              (4,200,000)                    -
  Proceeds from restricted cash account                                             4,212,000                     -
                                                                            ------------------     ------------------

NET CASH PROVIDED BY PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                                                    7,621,410              (191,780)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options and warrants                                      -                25,988
  Repayments of capital lease obligation                                                    -               (49,174)
  Repurchase of preferred stock                                                    (4,212,000)                    -
                                                                            -------------------    ------------------

NET CASH USED IN FINANCING ACTIVITIES                                              (4,212,000)              (23,186)
                                                                            -------------------    ------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                                (729,364)             (241,071)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                               3,858,400              2,003,501
                                                                            ------------------     ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $3,129,036             $1,762,430
                                                                            ==================     ==================


   See accompanying notes to the condensed consolidated financial statements.


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                Three Month Periods Ended March 31, 1998 and 1997


NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (the Company) as of March 31, 1998, and for the three month periods March 31, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2   PER SHARE INFORMATION

         Basic loss per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied), if dilutive. Diluted loss per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase Common Stock, and convertible Preferred Stock and are included in the computation using the treasury stock method if they would have a dilutive effect.

NOTE 3   ADOPTION OF NEW ACCOUNTING STANDARD

         The Company adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 requires companies to classify items defined as "other comprehensive income" by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company has restated information for all prior periods reported below to conform to this standard.


                                                            Three Months Ended March 31,
                                                        -------------------------------------
                                                               1998                 1997
                                                        -----------------     ---------------

         Net loss                                         $(1,963,507)          $(648,022)

         Other comprehensive loss:
            Reclassification adjustment
            for gains included in net
            loss (net of tax of $75,997)                     (123,995)                  --
                                                        -----------------     ---------------
         Comprehensive loss                               $(2,087,502)          $(648,022)
                                                        =================     ===============

NOTE 4   INVENTORIES

         Inventories, which consist primarily of laser systems, parts and components, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories at March 31, 1998 and December 31, 1997 are summarized as follows:

                                           March 31, 1998      December 31, 1997
                                           --------------      -----------------

         Raw materials                       $3,350,827            $2,958,782
         Work-in-process                        435,318               263,353
         Finished goods                         603,944               862,775
         Test equipment-clinical trials         171,793               263,325
                                           --------------      -----------------
                                             $4,561,882            $4,348,235
                                           ==============      =================

NOTE 5   MARKETABLE EQUITY SECURITIES

         In March 1998, the Company received net proceeds of $1,548,084 in exchange for 168,270 shares of Vision Twenty-One, Inc. (Vision 21) common stock. This represented approximately 20% of the total shares received in connection with the December 1997 sale of MEC Health Care, Inc. (MEC) and LSI Acquisition, Inc. (LSIA) to Vision 21.

         The Company realized a gain on the transaction of $214,376. At March 31, 1998, the market value of the remaining Vision 21 shares was approximately $5,941,000.

NOTE 6   SALE OF INTERNATIONAL PATENT RIGHTS

         On February 10, 1998, the Company closed a transaction for the sale of certain rights in certain patents to Nidek Co., Ltd. (Nidek) in exchange for $6.3 million in cash (of which $200,000 was withheld for the payment of Japanese taxes). The Company transferred all rights in those patents which have been issued in countries outside of the U.S. In addition, the Company has granted a non-exclusive license to use those patents issued in the U.S., which resulted in $1.2 million of deferred royalties that will be amortized to income over three years. The transaction did not result in any current gain or loss, but will reduce the Company's amortization expense over the remaining useful life (approximately 8 years) of the remaining patents.

NOTE 7   COMMITMENTS AND CONTINGENCIES

         In conjunction with acquisitions from Photomed, Inc., several contingent payments included in the transaction are subject to U.S. Food and Drug Administration (FDA) approval. If the FDA approves the acquired Pre-Market Approval (PMA) application by July 29, 1998, the Company will be obligated to pay $1.75 million to the sellers. If the FDA approves the use of any Company laser for the treatment of hyperopia, the Company will be obligated to issue to the sellers unregistered Common Stock valued at $1 million. If the Company's scanning laser had been approved by the FDA for commercial sale in the U.S. on or before April 1, 1998, the Company would have been obligated to pay $1 million to the sellers. Approval after such date will result in a correspondingly smaller obligation until January 1, 1999, when no payment will be required. No such approvals have been received as of May 14, 1998.

NOTE 8   STOCKHOLDERS' EQUITY

         Series B Preferred Stock Redemption
         -----------------------------------

         On February 4, 1998, in exchange for the consent of the holders of its Series B Preferred Stock to the sale of international patent rights (see Note 6), the Company agreed to deposit $4.2 million of the sale transaction proceeds into a restricted cash account for the exclusive benefit of the preferred holders.

         The preferred holders received an option to sell to the Company up to 351 shares of Series B Preferred Stock (representing an aggregate face amount of $3,510,000) at any time during the 150-day period ending July 10, 1998. As of March 31, 1998 all 351 shares had been repurchased with funds from the restricted cash account at a 20% premium.

         The amount of the repurchase price in excess of the carrying value of the Series B Preferred Stock repurchased and a pro rata portion of Series B Preferred Stock-related financing costs increased the loss attributable to common shareholders for the three months ended March 31, 1998.

         Other
         -----

         As of March 31, 1998, the Series B Preferred Stockholders had converted 360 shares of Series B Preferred Stock into 2,069,460 shares of Common Stock.

NOTE 9   SUBSEQUENT EVENT

         On April 15, 1998, the Company and Schwartz Electro-Optics, Inc. (SEO) completed an agreement whereby the Company purchased substantially all of the assets, and assumed certain liabilities, of SEO's medical products division (the Division) in exchange for 305,820 shares of the Company's Common Stock. The Company is contingently obligated to issue up to 223,280 additional shares on April 15, 1999 if its five day average Common Stock price is not then valued at $5.00 or greater. The value of the acquisition was $1,250,000. The Division develops, tests, manufacturers, assembles, and sells lasers and their related equipment, accessories, parts, and software for medical and medical research applications. The Division's primary focus is erbium lasers, which are primarily used to perform dermatology procedures.

         The acquisition will be accounted for using the purchase method. Accordingly, SEO's results of operations will be included in the Company's consolidated financial statements subsequent to the acquisition date. The fair value of the purchase consideration was determined at the date of acquisition and was recorded at that time. If and when the additional shares are issued in April 1999, the entry will be to record the par value of shares issued in Common Stock with the offset to additional paid-in capital.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenue. The following tables present the Company's revenue by major operating segments: technology related products and services and health care services for the three month periods ended March 31, 1998 and 1997.

                                        For the Three-Month                   For the Three-Month
                                           Period Ended                          Period Ended
                                          March 31, 1998                        March 31, 1997
                                          --------------                        --------------
                                     Revenue       % of Total               Revenue          % of Total
                                  -----------     ------------            ------------       ----------

Technology related                $ 4,044,683           95 %              $ 3,553,844           55 %
Health care services                  198,536            5 %                2,964,298           45 %
                                  -----------     -----------             -------------       --------

Total revenue                      $4,243,219          100 %              $ 6,518,142           100 %
                                  ===========     ===========             =============       ========

Revenue in the first quarter of 1998 were $4,243,219 compared to $6,518,142 (for a decrease of $2,274,923) over the same period in 1997. The decrease in health care services revenue was substantially attributable to the sale of the Company's MEC and LSIA subsidiaries to Vision 21 in a transaction effective as of December 1, 1997. These two subsidiaries contributed $2,732,419 in revenues during the first quarter ended March 1997. All of the Company's health care services revenue for the first quarter of 1998 was provided by The Farris Group
(TFG). Net revenue for TFG in the first quarter of 1998 were $198,536 compared to $231,878 (for a decrease of $33,342) over the same period in 1997. This decrease was accompanied by a $146,079 reduction in expenses.

The increase in technology related revenue was attributable to (i) a slight increase in the average selling price of laser systems resulting from the increased sales of the Company's higher-priced LSX model and reduced sales of the lower-priced LS-300 model; (ii) an increase in revenues generated from the sale of service contracts; and (iii) revenues generated from royalty payments received on intellectual property agreements. Fourteen laser systems were sold in the first quarter of 1998 compared to fifteen systems sold over the same period in 1997. No system returns were recognized during the first quarter of 1998 or 1997.

Cost of Revenue; Gross Profits. The following tables present a comparative analysis of cost of revenue, gross profit and gross profit margins for the three month periods ended March 31, 1998 and 1997.

                                      For the Three-Month                               For the Three-Month
                                         Period Ended                                      Period Ended
                                        March 31, 1998              % Change              March 31, 1997
                                        --------------             ---------              --------------

Product cost                               $  1,176,320              13 %                 $   1,043,798
Cost of services                                 87,356             (96 %)                    2,174,387
Gross profit                                  2,979,543                                       3,299,957
Gross profit percentage                              70 %                                            51 %

Products only                                 2,868,363                                       2,510,046
                                                     71 %                                            71 %

Gross profit margins were 70% of net sales in the first quarter of 1998 compared to 51% for the same period in 1997. The gross profit margin increase was primarily attributable to the sale of the Company's MEC and LSIA subsidiaries to Vision 21 in a transaction effective as of December 1, 1997. Those two subsidiaries operated at a gross margin of 24% during the first quarter ended 1997.

Research, Development and Regulatory Expense. The following tables present a comparative analysis of research, development and regulatory expenses for the three month periods ended March 31, 1998 and 1997.

                                        For the Three-Month                             For the Three-Month
                                           Period Ended                                    Period Ended
                                          March 31, 1998              % Change            March 31, 1997
                                          --------------             ---------            --------------

Research, development
 and regulatory                               $ 817,556                 126 %                $ 362,204

As a percent of technology
 net sales                                           20 %                                           10 %

Research, development and regulatory expenses for the three month period ended March 31, 1998 were $817,556, an increase of $455,352, or 126% from such expenditures during the same period in 1997. This increase can primarily be attributed to ongoing research and development of new scanning refractive laser systems, including continued development of the LSX and add-on features for the LaserScan 2000, and continued software development for the laser systems.
Additionally, the Company has incurred increased costs related to the FDA regulatory process, both for its own scanning laser system and the LASIK laser system (for which the Company purchased the rights to manufacture and commercialize if FDA approval is received). Additional costs have been incurred in the clinical and manufacturing validation of the Automated Disposable Keratome (Ao Do K). Since the initial announcement of the development of the LSX, the Company has solicited and received input from clinical users and prospective customers. This has resulted in modifications to the system, necessitating additional development and testing for clinical validation. As a result of a continuation of the efforts described, the Company expects research, development and regulatory expenses during the remainder of 1998 to remain at levels consistent with those incurred during the first quarter of 1998. Regulatory expenses may increase as a result of the Company's continuation of current FDA clinical trials, protocols added during 1997 related to the potential use of the Company's laser systems for treatment of glaucoma, the possible development of additional future protocols for submission to the FDA and the LASIK PMA acquired in July 1997.

Selling, General and Administrative Expenses. The following tables present a comparative analysis of selling, general and administrative expenses for the three month periods ended March 31, 1998 and 1997.

                                   For the Three-Month                                      For the Three-Month
                                      Period Ended                                             Period Ended
                                     March 31, 1998                   % Change                March 31, 1997
                                     --------------                  ---------                --------------

Selling, general and
 administrative                        $ 3,747,049                       5 %                     $ 3,573,496

 As a percent of net sales                      88 %                                                      55 %

Selling, general and administrative expenses increased by $173,553 for the first quarter of 1998 compared to the same period in 1997. The primary reasons for this increase include increased amortization costs resulting from acquired patents, license agreements and other intangibles ($524,000), royalty fees ($167,000) and a higher level of commissions and warranties incurred on the sale of its laser systems ($233,000). The increases were necessary to fund the strategic initiatives of the Company and the development of its products and services. Such strategic efforts include enhancements to customer service and the engineering and software development departments. These increases in operating costs were partially offset by the sale of the Company's MEC and LSIA subsidiaries ($386,000) and a reduction in the selling, general, and administrative expenses of TFG ($126,000) and corporate offices ($274,000). The Company expects to incur one time costs in the second quarter of 1998 relating to the relocation of its Orlando offices.

Loss From Operations. There was an operating loss of $1,585,062 in the first quarter of 1998 compared to an operating loss of $635,743 for the same period in 1997, including TFG's losses of $206,303 and $319,040, respectively. The decrease in operating results can be attributed to the sale of the Company's MEC and LSIA subsidiaries which generated income from operations of $277,634 during the first quarter ended 1997, and increases in research, development, regulatory and selling, general and administrative expenses. These reductions were partially offset by an increase in technology revenues generated.

Other Income and Expense. Interest and dividend income was $114,856 in the first quarter of 1998 compared to $97,364 for the same period in 1997. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense incurred was $396,521 in the first quarter of 1998 compared to $59,643 for the same period in 1997. Interest expense incurred by the Company in the first quarter of 1998 related primarily to the credit facility established with Foothill Capital Corporation (Foothill) on April 1, 1997. In addition to interest paid on the outstanding note payable balance, interest expense includes the amortization of deferred financing costs, the accretion of the discount on the note payable, and fees associated with amendments to the original loan agreement. Interest expenses incurred by the Company in the first quarter of 1997 related primarily to the notes payable to the former owner of TFG and to the former owners of MEC. The Company incurred a gain on investment of $214,376 resulting from the sale of marketable equity securities. Additionally, during the first quarter of 1997, the Company incurred a one-time charge to earnings amounting to $50,000 related to the settlement of litigation.

Income Taxes. For the three months ended March 31, 1998, the Company recorded income tax expense of $311,156 compared to no income tax benefit or expense for the same period in 1997. The tax is primarily the result of $1,200,000 in royalties received for the non-exclusive license of certain patents, the income from which is deferred for accounting purposes.

Net Loss. Net loss for the first quarter of 1998 was $1,963,507 compared to a net loss of $648,022 for the same period in 1997. The increase in net loss can be attributed to the sale of the Company's MEC and LSIA subsidiaries which generated income of $278,904 during the first quarter of 1997, increases in research, development, regulatory and general and administrative expenses, and income tax expense. These reductions were partially offset by a slight increase in revenues generated at the technologies division.

Loss Attributable to Common Shareholders. For the three months ended March 31, 1998, the Company's loss attributable to common shareholders was impacted by the premium paid on the redemption of 351 shares of Series B Preferred Stock ($702,000) and the accretion of the financing costs related to such 351 shares ($396,121) resulting from the agreement providing the holders of Series B Preferred Stock the right to redeem such shares. The Company is negotiating terms of a potential financing that, if completed, would be used in part to redeem the remaining Series B Preferred Stock at a 20% premium and would result in an impact of $1,050,000 on the loss applicable to common shareholders in the second quarter of 1998.

Loss Per Share. Loss per basic and diluted share increased to ($0.30) for the first three months of 1998 compared to ($0.07) in 1997. The increase is attributable to the increase in the net loss for the quarter ended March 31, 1998, accretion and dividend requirements on the redemption of the Company's Series B Preferred Stock, and the value of conversion discount on the Series B Preferred Stock offset by the increases in weighted average shares outstanding. The weighted average shares outstanding increased primarily due to the conversion of Series B Preferred Stock.

Liquidity and Capital Resources
-------------------------------

Working capital increased $1,355,319 from $12,729,700 at December 31, 1997 to $14,085,019 as of March 31, 1998. This increase in working capital resulted primarily from an increase in trade accounts and notes receivable offset by accrued commissions, accretion of notes payable discount and capital expenditures.

Operating activities used net cash of $4,138,774 during the first three months of 1998, compared to $26,105 of net cash used during the same period in 1997. This increase is primarily attributable to a first quarter 1998 net loss of $1,963,507 compared to a net loss of $648,022 for the same period in 1997, an increase in accounts and notes receivable (primarily the result of slower collections of outstanding receivables and increased payments due at installation versus upon shipment on first quarter sales) and inventories, significant decreases in accounts payable, accrued liabilities, and income taxes payable, partially offset by an increase in deferred royalty revenue. Net cash provided by investing activities was $7,621,410 during the first quarter of 1998 compared to $191,780 in net cash used in investing activities over the same period in 1997. Net cash provided by investing activities during the first quarter of 1998 can be primarily attributed to proceeds generated from the exclusive licensing of patents and from the sale of investments, partially offset by the purchase of furniture and equipment. Net cash used in financing activities during the first quarter of 1998 was $4,212,000, consisting of the repurchase of Series B Preferred Stock. That compares to cash used in financing activities in the first three months of 1997 of $23,186, consisting of net proceeds from the exercise of stock options offset by repayment of a capital lease obligation.

The Company believes that its balances of cash and cash equivalents along with operating cash flows, the anticipated liquidation of Vision 21 shares and the availability of the Foothill revolver until June 15, 1998, will be sufficient to fund its anticipated working capital requirements for the next twelve month period based on modest growth and anticipated collection of receivables. A failure to collect timely a material portion of current receivables or liquidate Vision 21 shares could have a material adverse effect on the Company's liquidity. There can be no assurance as to the terms or amount of third-party financing, if any, that the Company's customers may obtain in the future.

The Company is engaged in discussions regarding potential equity private financings. The Company anticipates that the net proceeds of such financings would be used to exercise the Company's option to redeem the Series B Preferred Stock at a 20% premium through June 12, 1998 and to repay the Company's obligations to Foothill on or before June 15, 1998 if sufficient proceeds from the liquidation of Vision 21 shares are not available for this purpose. Any remaining funds would be used for general corporate purposes, including funding possible future deficits in operating cash flow, and to facilitate technology-related joint ventures and/or acquisitions. Such financings may involve sales of Common Stock at a price below market prices prevailing at the time of sale. There can be no assurance as to whether, when or on what terms the Company will be able to complete such potential financings.

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

Risk Factors and Uncertainties

The business, results or operations and financial condition of the Company and the market price of the Common Stock may be adversely affected by a variety of factors, including the ones listed under the caption "Risk Factors and Uncertainties" in the Company's 1997 Annual Report on Form 10-K and the additional or updated factors listed below:

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

     Assumed                    Number of                 As % of Common Shares
   Conversion              Series B Conversion             Assumed Outstanding
     Price (1)            Shares Issuable (2)(3)           After Conversion (4)
     -------              ----------------------           --------------------

     $0.50                      10,500,000                         45.2%
     $1.00                       5,250,000                         29.2%
     $2.00                       2,625,000                         17.1%
     $2.270833 (5)               2,311,926                         15.4%
     $3.00                       1,750,000                         12.1%
     $4.00                       1,312,500                          9.4%
     $5.00                       1,050,000                          7.6%
     $6.00                         875,000                          6.4%
     $6.68 (6)                     785,928                          5.8%

Shares Eligible For Future Sale. Except as provided below, substantially all of the Company's outstanding Common Stock (12,712,712 shares as of May 14, 1998) is freely tradable without restriction or further registration under the Securities Act. The shares of Common Stock listed below are "restricted securities." Restricted securities may be sold in the public market only if they have been registered under the Securities Act or if their sales qualify for Rule 144 or another available exemption from the registration requirements of the Securities Act.

     o All Series B Conversion Shares are freely saleable, subject only to the satisfaction of a prospectus delivery requirement. If all outstanding Series B Preferred Stock had been converted as of May 14, 1998, the number of such freely-tradable shares would have been approximately 2,311,926. (Subject to certain exceptions specified in an agreement between the Company and its preferred shareholders, no more than 10,414 additional Series B Conversion Shares may be issued before June 12, 1998, or subject to certain shareholder approval requirements, September 14, 1998. See "Recent Developments--Agreement With Preferred Shareholders--Proposed Revision of Terms").

------------------

1 Equals the lesser of (A) $6.68 or (B) the average of the three lowest closing bid prices of the Common Stock during the 30 trading days immediately preceding the applicable conversion date.

2 Excludes an aggregate of 2,392,220 Series B Conversion Shares that have been issued in connection with conversions through May 14, 1998.

3 Based on an  agreement  between  the  Company  and the holders of the Series B
  Preferred Stock, no more than 10,414 additional Series B Conversion Shares may be issued before June 12, 1998 or, subject to certain shareholder approval requirements, September 14, 1998. This agreement can be terminated by the preferred shareholders under certain circumstances.

4 Equals the 12,712,712 shares of Common Stock outstanding on May 14, 1998 plus the number of Series B Conversion Shares issuable upon the conversion (at a conversion price indicated in the table) of all 525 shares of Series B Preferred Stock outstanding as of such date.

5 Equals the conversion price in effect as of May 14, 1998.

6 Currently, under the terms of the Series B Preferred Stock, the conversion price cannot exceed $6.68, regardless of the market price of the Common Stock. If the Company's stockholders approve certain proposals at the Company's annual meeting scheduled for June 12, 1998 (the "Annual Meeting"), this maximum conversion price will be adjusted to equal the lesser of $6.68 or 110% of the average closing bid prices of the Common Stock during the 20-trading day period ending on September 14, 1998. Failure to receive such approval on or before June 12, 1998 will require the Company to issue to the Series B Holders warrants to purchase up to 750,000 shares of Common Stock at a price of $2.753 per share. See "Recent Developments--Agreement with Preferred Stockholders - Proposed Revision of Terms."

     o The 790,000 shares of Common Stock issuable upon exercise of the Series B Warrants (with an exercise price of $5.91 per share) will be freely saleable following such exercise, subject only to the satisfaction of a prospectus delivery requirement.

     o The 535,515 shares in an unregistered acquisition transaction in July 1997 (the "Photomed Shares") have become freely tradable, subject only to a prospectus delivery requirement.

     o Other shares of Common Stock (the "Other Shares") which the Company may be required to issue in the future may become eligible for resale pursuant to Rule 144, the exercise of registration rights, or otherwise. See "Possible Dilutive Issuance of Common Stock--NNJEI; -- LaserSight Centers and Florida Laser Partners; -- TFG; -- SEO."

Sales, or the possibility of sales, of the Series B Conversion Shares, Series B Warrant Shares, Photomed Shares, Centers Shares, or Other Shares, whether pursuant to a prospectus, Rule 144 or otherwise, could depress the market price of the Common Stock.

Past and Expected Future Losses and Operating Cash Flow Deficits; No Assurance of Future Profits or Positive Operating Cash Flows. The Company incurred losses of $2.0 million for the three months ended March 31, 1998 and $7.3 million and $4.1 million during 1997 and 1996, respectively. During such periods, the Company had a deficit in cash flow from operations of $4.1 million, $4.4 million, and $4.2 million, respectively. Although the Company achieved profitability during 1995 and 1994, it had a deficit in cash flow from operations of $1.9 million during 1995. In addition, the Company incurred losses in 1991 through 1993. As of March 31, 1998, the Company had an accumulated deficit of $13.8 million. As a result of the Company's sale of its MEC and LSIA subsidiaries in December 1997, the Company's losses and deficits in cash flow from operations in future periods may be greater than if the Company had not sold MEC and LSIA. The Company expects to incur a loss and deficit cash flow from operations for the second quarter of 1998. There can be no assurance that the Company can regain or sustain profitability or positive operating cash flow.

Uncollectible  Receivables  Could  Exceed  Reserves.  At  March  31,  1998,  the
Company's trade accounts and notes receivable aggregated approximately $10,849,025 net of allowances for collection losses and returns of approximately $2,139,000. Accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, aggregated approximately $1,768,000 at March 31, 1998. Exposure to collection losses on receivables is principally dependent on the Company's customer's ongoing financial condition and their ability to generate revenues from the Company's laser systems. In addition, approximately 92% and 90% of net receivables at March 31, 1998 and December 31, 1997, respectively, related to international accounts. The Company's ability to evaluate the financial condition and revenue generating ability of its prospective customers located outside of the U.S. is generally more limited than for customers located in the U.S. Although the Company monitors the status of its receivables and maintains a reserve for estimated losses, there can be no assurance that the Company's reserves for estimated losses ($1,939,000 at March 31, 1998) will be sufficient to cover actual write-offs over time. Actual write-offs that materially exceed amounts reserved could have a material adverse effect on the Company's consolidated financial condition and results of operations.

Restructuring of Receivables. At March 31, 1998, the Company had restructured laser customer accounts in the aggregate amount of approximately $937,000 (7.2% of the gross receivables as of such date), resulting in the extension of the original payment terms by periods ranging from 12 to 60 months. The Company's liquidity and operating cash flow will be adversely affected if additional extensions become necessary in the future. In addition, it may be more difficult to collect laser system receivables if the payment schedule extends beyond the expected economic life of the laser system.

Potential Liquidity Problems. During the three months ended March 31, 1998, the Company experienced a $4.1 million deficit in cash flow from operations largely resulting from the loss incurred during the period, an increase in accounts receivable and a decrease in liabilities. Of this amount, the Company expects that any improvements in cash flow from operations will depend on, among other things, the Company's ability to market, produce and sell its new LSX laser systems and its Ao Do K product on a commercial basis. As of May 14, 1998, the LSX laser system had not made a significant contribution to the Company's operating results. Based on the status of clinical validation and refinement of the manufacturing processes, the Company does not expect significant commercial shipments of the Ao Do K until mid-1998. Subject to these factors, the Company believes that its balances of cash and cash equivalents, together with expected operating cash flows, the anticipated liquidation of the Vision 21 Shares, and the availability of up to $2.0 million under its revolving credit facility with Foothill through June 15, 1998, will be sufficient to fund its anticipated working capital requirements for a 12-month period based on anticipated collection of receivables. However, if the Company does not collect timely a material portion of current receivables, experiences significant further delays in the shipment of its LSX or Ao Do K, experiences less market demand for such products than it anticipates, or experiences additional delays in the anticipated liquidation of the Vision 21 Shares the Company's liquidity could be materially adversely affected.

Uncertainty Regarding Availability or Terms of Capital to Satisfy Possible Additional Needs. The Company may need additional capital, including to fund the following:

     o Any future negative cash flow from operations or the repayment on or before June 15, 1998 of any amounts borrowed under the Company's revolving credit facility with Foothill to finance such negative cash flow.

     o Certain cash payment obligations under the Company's LASIK PMA application acquisition agreement of July 1997 with Photomed, Inc. Such cash payment obligations include (i) $1.75 million payable if the FDA approves the LASIK PMA application for commercial sale before July 29, 1998 and (ii) if the FDA approves the Company's scanning laser for commercial sale in the U.S. before January 1, 1999, $3,633 for each day (or approximately $110,000 for each month) between the date of such approval and January 1, 1999, subject to a maximum of $1.0 million. Additional working capital necessary to develop a production line for the LASIK laser system and to obtain the GMP (Good Manufacturing Practice) clearance from the FDA that is required for the commercial sale of the LASIK laser system.

     o Additional working capital necessary to support the commercial introduction of its laser systems into the U.S. market after receiving FDA approval. (The Company believes the earliest these expenses might occur is the second half of 1998.)

In addition, the Company is seeking alternative sources of capital to fund its product development activities and to consummate future strategic acquisitions.

Except for additional borrowing available (as of May 14, 1998, up to $2.0 million) under its revolving credit facility with Foothill through June 15, 1998 and an aggregate of approximately $6.5 million to $7.45 million (subject to certain post-closing adjustments) scheduled to be received in increasing monthly installments from February through May 1998 (approximately $1.6 million has been received to date in 1998) from the sale or redemption of the Vision 21 Shares (see "Recent Developments--Liquidation of Vision 21 Shares"), the Company has no commitments from third parties to supply additional capital, and there can be no assurance as to whether or on what terms the Company could obtain additional capital.

To the extent that the Company satisfies its future financing requirements through the sale of equity securities, holders of Common Stock may experience significant dilution in earnings per share and in net book value per share. Such dilution may be more significant if the Company sells Common Stock at a price below current market prices or sells additional preferred stock with a conversion price linked to the market price of the Common Stock at the time of conversion (as is the case with the Series B Preferred Stock). The Foothill financing or other debt financing could result in a substantial portion of the Company's cash flow from operation being dedicated to the payment of principal and interest on such indebtedness and may render the Company more vulnerable to competitive pressures and economic downturns. If the Company cannot obtain additional capital on satisfactory terms, it may be required to sell additional assets.

Adverse Consequences if Company Cannot Receive Agreed-Upon Value of Its Vision 21 Shares. As described in more detail below under "Recent Developments--Liquidation of Vision 21 Shares," Vision 21 has agreed to liquidate the Vision 21 Shares in monthly installments between February and May 1998 and pay to the Company on May 29, 1998, an amount equal to the amount (the "Shortfall Amount"), if any, by which the gross proceeds to the Company from the liquidation of Vision 21 Shares through such date fall short of the obligation at that date (subject to certain post-closing adjustments). Vision 21 failed to liquidate the March and April installments and such installments remain outstanding as of May 14, 1998. In addition, both the value of the Vision 21 Shares and the ability of Vision 21 to make the Shortfall Payment (if any is required) is subject to risks, including without limitation the risks disclosed in Vision 21's filings with the SEC. Copies of such filings can be obtained, upon payment of prescribed fees, at the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington D.C. 20549 or from the SEC's Web site containing information filed electronically with the information included in or omitted from any SEC filing by Vision 21. Such filings are not part of this document and are not incorporated by reference herein. To the extent that the liquidation of the Vision 21 required Shortfall Payment is not paid when due, the Company's liquidity and financial condition may be materially adversely affected, including a potential default on its obligation to repay $2.0 million to Foothill on June 15, 1998.

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

As of March 31, 1998, the Company had not accrued any obligation to issue Centers Contingent Shares or Royalty Shares. There can be no assurance that any issuance of Centers Contingent Shares or Royalty Shares will be accompanied by an increase in the Company's per share operating results. The Company is not obligated to pursue strategies that may result in the issuance of Centers Contingent Shares or Royalty Shares. It may be in the interest of the Chairman of the Board for the Company to pursue business strategies that maximize the issuance of Centers Contingent Shares and Royalty Shares.

Possible Dilutive Issuance of Common Stock--TFG. To the extent that the Company's The Farris Group sibsidiary achieves certain pre-tax income levels during 1998, the earnout provisions of the Company's agreement for the acquisition of the Farris Group in 1994 would require the Company to issue to the former owner of such company (Mr. Michael R. Farris, the President and Chief Executive Officer of the Company) up to approximately 343,000 shares of Common Stock (the "Farris Contingent Shares"). There can be no assurance that any issuance of the Farris Contingent Shares will be accompanied by an increase in the Company's per share operating results.

Possible Dilutive Issuance of Common Stock--Photomed. If the FDA approves a LaserSight-manufactured laser system for general commercial use in the treatment of hyperopia (farsightedness) after having approved for commercial sale the LASIK PMA application to which the Company acquired rights in August 1997, the Company would be required to issue additional shares of Common Stock with a market value of $1.0 million (based on the average closing price of the Common Stock during the preceding 10-day period). If such market value had been computed as of May 14, 1998, the number of additional shares issuable would have been approximately 248,000. Depending on whether and when such FDA approval is received and on the market price of the Common Stock at the time of any such approval, the actual number of additional shares issuable could be more (but not more than permitted under the listing rules of the NASDAQ Stock Market) or less than this number.

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

Possible Dilutive Issuance of Common Stock-SEO. In connection with the acquisition of certain assets of SEO in April 1998, the Company agreed to issue up to 223,280 additional shares of Common Stock if the five day average price of the Common Stock on April 15, 1999 is less than $5.00 per share. All 223,280 shares will be issuable unless such price is more than $2.36 per share.

Possible Dilutive Issuance of Common Stock--Foothill Warrant. In April 1996, the Company issued to Foothill a warrant to purchase 500,000 shares of Common Stock at a price of $6.067 per share. The Company is required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price in the event the Company sells Common Stock or Common Stock-equivalents (such as convertible securities or warrants) at a price per share that is (or could be) less that the fair market value of the Common Stock at the time of such sale. In connection with its sale of Series B Preferred Stock in August 1997, the Company reached an informal understanding with Foothill (i) to increase the number of Foothill warrant shares to approximately 550,000, (ii) to reduce the warrant exercise price to approximately $5.52 per share, and (iii) to make further anti-dilution adjustments in the event that shares of Series B Preferred Stock are converted into Common Stock at a conversion price per share that is less than the market price of the Common Stock at the time of conversion. The Company estimates that the conversion of 419 of the original 1,600 shares of Series B Preferred Stock through May 14, 1998 has resulted in an increase in the number of warrant shares to 571,349 and a decrease in the warrant exercise price to $5.31. As the Company and Foothill have not yet reflected their understanding in writing, there can be no assurance that the anti-dilution adjustments will not be greater than those estimated by the Company. Moreover, conversions of the remaining 525 shares of Series B Preferred Stock may result in significant further increases in the number of Foothill warrant shares and reductions in the Foothill warrant exercise price. Such significant adjustment to the Foothill warrant could also result from any future below-market sales of Common Stock by the Company.

Amortization of Significant Intangible Assets. Of the Company's total assets at March 31, 1998, approximately $16.3 million (37%) were intangible assets, of which approximately $6.9 million reflects goodwill (which is being amortized using an estimated life ranging from 12 to 20 years), approximately $4.9 million reflects the cost of patents (which is being amortized over a period ranging from approximately 8 to 17 years), and approximately $4.5 million reflects the cost of licenses and technology acquired (which is being amortized over a period ranging from 31 months to 12 years). The 12-year life of acquired technology was determined based on the Company's best judgment at the time of the most likely life-span of a solid-state laser product and related patent. The major factors involved in the Company's ongoing assessment are its judgment whether there will be a market for solid-state as an improvement to existing excimer laser technology and that there is an industry and marketplace interest in such development that can be successfully pursued by the Company or others that will result in revenue from the associated patent. The Company's intangible assets were decreased by approximately $6.0 million as a result of the February 1998 closing of the Company's patent agreement with Nidek. Goodwill is an intangible asset that represents the difference between the total purchase price of the acquisitions and the amount of such purchase price allocated to the fair value of the net assets acquired. Goodwill and other intangibles are amortized over a period of time, with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income (or increases the Company's net loss) in that period. A reduction in net income resulting from the amortization of goodwill and other intangibles may have an adverse impact upon the market price of the Common Stock. In addition, in the event of a sale or liquidation of the Company or its assets, there can be no assurance that the value of such intangible assets would be recovered.

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

The Company continues to assess the current results and future prospects of its TFG subsidiary in view of the substantial reduction in its operating results in 1996 and 1997. If TFG is unsuccessful in meeting its 1998 budget or otherwise improving its financial performance, some or all of the carrying amount of goodwill recorded ($3,914,000 at March 31, 1998) may be subject to an impairment adjustment.

Uncertainty Concerning Patents--International. Should LaserSight Technologies' lasers infringe upon any valid and enforceable patents in international markets, then LaserSight Technologies may be required to obtain licenses for such patents. Should such licenses not be obtained, LaserSight Technologies might be prohibited from manufacturing or marketing its PRK-UV lasers in those countries where patents are in effect. The Company's international sales accounted for 84% and 47% of the Company's total revenues during the three month periods ended March 31, 1998 and 1997, respectively. The Company expected such percentages to increase in future periods as a result of its sale of MEC and LSIA in December 1997.

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

The Company's agreement with Vision 21 calls for a liquidation of the Vision 21 Shares in installments at the end of each month between February and May. Vision 21 repurchased substantially all of the February installment (approximately 20% of total) on March 10, 1998. As of May 12, 1998, Vision 21 had not liquidated any portion of the March and April installments despite the Company's repeated requests. On April 30, 1998, Vision 21 filed a registration statement with the SEC to permit the public sale of the remaining Vision 21 Shares. Vision 21 has advised the Company that the registration statement became effective on May 12, 1998. Through May 14, 1998, 60,648 of the remaining Vision 21 shares had been sold.

The Company cannot predict whether, when or at what price Vision 21 will liquidate the remaining Vision 21 Shares.

The remaining Vision 21 Shares represent approximately 5.3% of Vision 21's outstanding common stock as of March 13, 1998 (based on information provided by Vision 21 to the Company). Vision 21 common stock has traded on the Nasdaq Stock Market since August 18, 1997, the date of Vision 21's initial public offering at a price of $10.00 per share. The market price of Vision 21 common stock has since ranged from a low of $7.00 (on December 29, 1997) to $15.00 (on September 25, 1997). On May 14, 1998, the closing price of Vision 21 common stock was $7.69.

Agreement With Preferred Shareholders--Proposed Revision of Terms. On March 13, 1998, the Company entered into an agreement with all of the holders of its Series B Preferred Stock as follows:

     o Until June 12, 1998, the preferred holders will limit their conversions of Series B Preferred Stock so that no more than 1,000,000 common shares are issued during such period. (Immediately prior to this conversion restriction becoming effective, the preferred holders submitted to the Company notices for the conversion of 244 shares of Preferred Stock into 1,402,634 shares of Common Stock.) This conversion restriction will be extended to September 14, 1998 if the Company's stockholders approve certain proposals described below (the "Series B Proposal") at the Company's Annual Meeting on June 12, 1998.

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

     o Subject to the approval of the Company's common stockholders, the exercise price of the warrants issued to the preferred holders in August 1997 (the "Existing Warrants") will be reduced from $5.91 per share to $2.753 (115% of an average closing bid price of the Common Stock during the five trading days following March 16, 1998). The Existing Warrants would remain exercisable at any time through August 29, 2002 and their exercise would not be subject to the 1,000,000 common share limit on conversions of Preferred Stock.

     o If for any reason the Company's common stockholders fail to approve the change in the fixed conversion price component and the exercise price of the Existing Warrants on or before June 12, 1998, the Company will be required to issue to the preferred holders 750,000 additional warrants (the "Additional Warrants") to purchase Common Stock at a price equal to $2.753 per share (115% of an average closing bid price of the Common Stock during the five trading days following March 16,
         1998). The Additional Warrants would be exercisable at any time through August 29, 2002 and would not be subject to the 1,000,000 common share limit on conversions of Preferred Stock.

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

As of April 30, 1998, the Company was in compliance with the first two of these tests (current ratio and operating results), but cannot predict whether or not the preferred shareholders may claim that the Company has failed to meet the third test (no material adverse change). In addition, the Company's proxy material for its 1998 annual meeting of shareholders is being reviewed by the staff of the SEC. Such review is likely to delay the mailing of the Company's proxy material. Accordingly, it is questionable whether the Company will be able to mail such proxy material to shareholders in time for the Series B Proposal to be approved by the June 12, 1998 deadline.

If the restrictions on conversions described above are terminated prior to June 12, 1998 due to the occurrence of one or more of these circumstances, then the Company will be required to issue the Additional Warrants.

A*D*K Update. At the American Society of Cataract and Refractive Surgery conference held in San Diego in April 1998, the Company offered ophthalmologists the opportunity to practice with working prototypes of the Company's new Automated Disposable Keratome (A*D*K) product for the use in connection with LASIK procedures. As of May 14, 1998, the A*D*K continues to be in the process of final manufacturing and clinical validation, due to continuing complexities in the manufacturing validation process. The Company still expects such sales to begin during the second quarter of 1998.

SEO Asset Acquisition. Based on the Company's desire to broaden its technology product line and offer expanded laser applications in the medical field, on April 15, 1998, the Company acquired substantially all of the assets, and assumed certain liabilities, of SEO's medical products division (the "Division"). The Division develops, tests, manufacturers, assembles, and sells lasers and their related equipment, accessories, parts, and software for medical and medical research applications. The Division's primary focus is erbium lasers which are primarily used to perform dermatology procedures.

The purchase price of $1,250,000 was based on the value of the assets purchased, reduced by liabilities assumed. The Company issued shares of Common Stock to SEO in payment of the purchase price; $250,000 of the purchase price was paid by issuing shares (the "Liquid Shares") based on a five day average of bid and ask prices for Common Stock immediately prior to the closing date and the balance of the purchase price was paid by issuing shares based on a $5.00 share price (the "Remaining Shares"). The Company will be obligated to file a registration statement covering the Liquid Shares and may be obligated to issue up to 223,280 additional shares of Common Stock if the price of the Remaining Shares is less than $5.00 on April 15, 1999.

     Redemptions and Conversions of Series B Preferred Stock. A portion of the 1,600 shares of Series B Preferred Stock issued in August 1997 have been redeemed, repurchased or converted as follows:

       Month           Transaction                                Number        Balance
       -----           -----------                              of Shares     Outstanding
                                                                ---------     -----------
       10/97        Redemption (at a 4% premium)                   305           1,295
    2/98 & 3/98     Repurchases (at a 20% premium)                 351            944
    3/98 & 4/98     Conversions (at $1.739583 per share)           376            568
       4/98         Conversions (at $1.75 per share)                8             560
       4/98         Conversions (at $1.802083 per share)            17            543
       4/98         Conversions (at $1.979167 per share)            10            533
       4/98         Conversions (at $1.989583 per share)            8             525

All such redemptions and repurchases have been funded from a blocked account established for the exclusive benefit of the Series B Holders, as required by the agreements the Company entered into with such holders in August 1997.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         Certain legal proceedings against the Company are described in Item 3 (Legal Proceedings) of the Company's Form 10-K for the year ended December 31, 1997.

ITEM 2   CHANGES IN SECURITIES

         a) Not applicable.

         b) Not applicable.

         c) Not applicable.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 27, 1998, at the Company's special meeting of shareholders, the following proposals were approved:

         A proposal for the issuance of shares of the Company's Common Stock resulting from conversions of the Company's Series B Preferred Stock and the exercise of related stock purchase warrants.

                    Votes For                            5,776,527
                    Votes Against                          440,344
                    Votes Abstaining                        22,648

         A proposal to increase the number of authorized shares of Common Stock from 20 million to 40 million.

                    Votes For                            8,356,259
                    Votes Against                          463,611
                    Votes Abstaining                        20,355

         A proposal that would have allowed the Company to adjourn the special meeting to another date or place if there were not enough votes to approve the first two proposals.

                    Votes For                            8,257,201
                    Votes Against                          537,634
                    Votes Abstaining                        43,150

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

10.34 Consent and Amendment Number Four to Loan and Security Agreement dated September 10, 1997 by and between LaserSight Incorporated and Foothill Capital Corporation (filed as Exhibit 2.(iii) to the Company's Form 8-K filed on January 14, 1998*).
10.35 Agreement dated April 1, 1992 between International Business Machines Corporation and LaserSight Incorporated (filed as Exhibit
             10.1 on Form 10-K for the year ended December 31, 1995*).

10.36 Series B Preferred Stock Agreement, dated March 13, 1998, by and between LaserSight Incorporated and CC Investments, LDC, Shepherd Investments International, Ltd., Stark International, and Societe Generale (filed as Exhibit 99 to the Company's Form 8-K filed on March 16, 1998*).

Exhibit 11   Statement of Computation of Loss Per Share

Exhibit 27   Financial Data Schedule


----------------------
*Incorporated herein by reference.  File No. 0-19671.


                  b)  Reports on Form 8-K

                  On January 2, 1998, the Company filed with the Commission a Current Report on Form 8-K regarding the press release issued by the Company dated December 31, 1997 reporting the sale of two subsidiaries to Vision 21.

                  On January 14, 1998, the Company filed with the Commission a Current Report on Form 8-K regarding the sale of MEC and LSIA to Vision 21 in a transaction effective as of December 1, 1997.

                  On January 20, 1998, the Company filed with the Commission a Current Report on Form 8-K regarding the press release issued by the Company dated January 20, 1997 regarding the patent agreement with Nidek.

                  On January 22, 1998,  the Company filed with the  Commission a
                  Current   Report  on  Form  8-K/A   including   the  financial
                  information required related to the sale of MEC and LSIA.

                  On February 17, 1998, the Company filed with the Commission a Current Report on Form 8-K regarding the press release issued by the Company dated February 12, 1998 regarding completion of a patent agreement with Nidek and an update of recent developments and risk factors.

                  On February 27, 1998, the Company filed with the Commission a Current Report on Form 8-K regarding the press release issued by the Company dated February 17, 1998 reporting that shareholders passed all proposals at a special shareholder meeting.

                  On March 13, 1998, the Company filed with the Commission a Current Report on Form 8-K regarding the press release issued by the Company dated March 13, 1998 reporting 1997 financial results.

                  On March 16, 1998, the Company filed with the Commission a Current Report on Form 8-K regarding the Series B Preferred Stock Agreement dated March 13, 1998 by and among the Company and the holders of Series B Preferred Stock.

                  On March 18, 1998, the Company filed with the Commission a Current Report on Form 8-K regarding the press release issued by the Company dated March 17, 1998 reporting an agreement to limit conversion rights and provide the Company with redemption rights on the Company's Series B Preferred Stock.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         LaserSight Incorporated




Dated:   May 14, 1998
                                         By:   /s/ Michael R. Farris
                                            ------------------------------
                                              Michael R. Farris,
                                              Chief Executive Officer



Dated:   May 14, 1998                    By:    /s/ Gregory L. Wilson
                                            -----------------------------
                                               Gregory L. Wilson,
                                               Chief Financial Officer