Form 10-Q
period 1998-06-30
LASERSIGHT INC /DE
filed 1998-08-14
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[ X ] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the quarterly period ended June 30, 1998.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the Transition period from ----------------------- to -----------------------



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



              3300 University Blvd., Winter Park, Florida 32792
              -------------------------------------------------
              (Address of principal executive offices) Zip Code)

                                  (407)382-2700
                                  -------------
              (Registrant's telephone number, including area code)


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

         The Number of shares of the registrant's Common Stock outstanding as of August __, 1997 is ____________.

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

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997

                  Condensed Consolidated Statements of Operations for the Three Month Periods and Six Month Periods Ended June 30, 1998 and 1997

                  Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 1998 and 1997

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

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K





                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        June 30,        December 31,
                                                                                          1998              1997
                                                                                     ---------------    --------------
CURRENT ASSETS                                               ASSETS                    (Unaudited)
  Cash and cash equivalents                                                             $12,444,856        $3,858,400
  Marketable equity securities                                                                   --         7,475,000
  Accounts receivable - trade, net                                                        6,149,872         2,649,202
  Notes receivable - current portion, net                                                 4,788,872         3,762,341
  Inventories                                                                             5,965,282         4,348,235
  Deferred tax assets                                                                       512,813           571,009
  Income taxes recoverable                                                                   65,000                --
  Other current assets                                                                      216,108           219,723
                                                                                     ---------------    --------------
                                                       TOTAL CURRENT ASSETS              30,142,803        22,883,910

Restructured cash                                                                           194,000           200,000
Notes receivable, less current portion, net                                               2,197,076         2,380,193
Property and equipment, net                                                               1,463,042         1,354,168
Patents, net                                                                              4,745,424        11,275,289
Pre-market approval application, net                                                      2,291,134         2,571,682
Goodwill, net                                                                             6,815,177         7,077,491
Other assets, net                                                                         2,123,763         2,718,340
                                                                                     ---------------    --------------
                                                                                        $49,972,419       $50,461,073
                                                                                     ===============    ==============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                       $1,714,398        $2,142,979
  Note payable, less discount                                                                    --         1,758,333
  Accrued expenses                                                                        2,744,825         2,782,521
  Accrued commissions                                                                     1,358,914         1,230,474
  Income tax payable                                                                             --         1,255,491
  Deferred royalty revenue                                                                  400,000                 -
  Other current liabilities                                                                 993,756           984,412
                                                                                     ---------------    --------------
                                                  TOTAL CURRENT LIABILITIES               7,211,893        10,154,210

Refundable deposits                                                                         194,000           200,000
Accrued expenses, less current portion                                                      526,316           518,730
Preferred royalty revenue, less current portion                                             633,334                 -
Deferred income taxes                                                                       512,813           571,009
Long-term obligations                                                                       500,000           500,000
Commitments and contingencies

Redeemable convertible preferred stock:
 Series B - par value $.001 per share; authorized 1,600 shares: 0 and 1,295
   Issued and outstanding at June 30, 1998 and December 31, 1997,                                 -        11,477,184
respectively.

Stockholders' equity:
Convertible Preferred Stock:
 Series C - par value $.001 per share; authorized 2,000,000 shares;
2,000,000 issued and                                                                          2,000                 -
   outstanding at June 30, 1998.
 Series D - par value $.001 per share; authorized 2,000,000 shares;
2,000,000 issued and                                                                          2,000                 -
   outstanding at June 30, 1998.
Additional paid-in capital -- preferred stock                                            15,815,555                 -
Common stock - par value $.001 per share; authorized 40,000,000 shares;
   12,785,372 and 10,149,872 shares issued at June 30,1998 and December                      12,786            10,150
   31, 1997, respectively
Additional paid-in capital - common stock                                                42,057,824        40,045,564
Stock subscription receivable                                                           (1,140,000)       (1,140,000)
Accumulated deficit                                                                    (15,779,218)      (11,865,914)
Accumulated other comprehensive income - unrealized gain                                          -           604,500
Less treasury stock, at cost;  160,200 and 165,200 common shares at June 30,
 1998 and December 31, 1997, respectively                                                 (576,884)         (614,360)
                                                                                     ---------------    --------------
                                                                                         40,394,063        27,039,940
                                                                                     ---------------    --------------
                                                                                        $49,272,419       $50,461,073
                                                                                     ===============    ==============


 See  accompanying  notes  to  the  condensed consolidated financial statements.



                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended                        Six Months Ended
                                                        June 30,                                 June 30,
                                          -------------------------------------     ------------------------------------
                                               1998                 1997                 1998                1997
                                          ---------------      ----------------     ----------------    ----------------

REVENUES:
    PRODUCTS                                  $4,924,236            $2,130,698           $8,968,919          $5,684,543
    SERVICES                                     167,661             3,277,874              366,197           6,242,171
                                          ---------------      ----------------     ----------------    ----------------
                                               5,091,897             5,408,572            9,335,116          11,926,714
COST OF REVENUE:
    PRODUCT COST                               1,794,551               821,705            2,970,871           1,865,503
    COST OF SERVICES                              73,771             2,129,318              161,127           4,303,705
                                          ---------------      ----------------     ----------------    ----------------

GROSS PROFIT                                   3,223,575             2,457,549            6,203,118           5,757,506

RESEARCH, DEVELOPMENT AND REGULATORY
  EXPENSES                                       743,788               550,427            1,561,344             912,631

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                     4,185,434             3,851,210            7,932,483           7,424,706
                                          ---------------      ----------------     ----------------
                                                                                                        ----------------

LOSS FROM OPERATIONS                         (1,705,647)           (1,944,088)          (3,290,709)         (2,579,831)

OTHER INCOME AND EXPENSES
  Interest and dividend income                   111,442               100,507              226,298             197,871
  Interest expense                             (324,020)             (368,529)            (720,541)           (428,172)
  Realized gain on sale of investments         (186,924)             (230,400)               27,452           (280,400)
                                          ---------------      ----------------     ----------------    ----------------

NET LOSS BEFORE INCOME TAXES                 (2,105,149)           (2,442,510)          (3,757,500)         (3,090,532)

INCOME TAX BENEFIT (PROVISION)                   155,352                    --            (155,804)                  --
                                          ---------------      ----------------     ----------------    ----------------

NET LOSS                                     (1,949,797)          ($2,442,510)         ($3,913,304)         (3,090,532)

CONVERSION DISCOUNT ON
    PREFERRED STOCK                                                         --                                       --

PREFERRED STOCK ACCRETION
  AND DIVIDEND REQUIREMENTS                                            (3,487)                                 (13,350)
                                          ---------------      ----------------     ----------------    ----------------

LOSS ATTRIBUTABLE TO COMMON
   SHAREHOLDERS                           $                        (2,445,997)                              (3,103,882)
                                          ===============      ================     ================    ================

LOSS PER COMMON SHARE
  Basic:                                                               ($0.26)                                  ($0.34)
                                          ===============      ================     ================    ================
  Diluted:                                                             ($0.26)                                  ($0.34)
                                          ===============      ================     ================    ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING
  Basic:                                                             9,381,000                                9,103,000
                                          ===============      ================     ================    ================
  Diluted:                                                           9,424,000                                9,176,000
                                          ===============      ================     ================    ================

See accompanying notes to condensed consolidated financial statements.



                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                                    1998                 1997
                                                                                -----------------    ------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                                       $ (3,913,304)         $ (3,090,532)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                      1,881,290               966,793
  Realized gain on sale of investments                                                (27,452)                    --
  Decrease (increase) in accounts and notes receivable                             (4,198,124)               683,501
  Increase in inventories                                                            (390,366)             (448,155)
  Increase (decrease) in accounts payable                                            (494,155)               288,911
  Increase (decrease) in accrued expenses                                            (201,462)               418,779
  Income taxes                                                                       (949,991)               742,036
  Deferred royalties                                                                 1,033,334                    --
  Other                                                                                 71,521             (336,414)
                                                                              -----------------    ------------------

NET CASH USED IN OPERATING ACTIVITIES                                              (7,188,709)             (775,081)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment, net                                           (289,442)             (350,593)
  Net proceeds from exclusive and non-exclusive license of
patents                                                                              6,170,000                    --
  Proceeds from sale of investments                                                  6,527,452                    --
  Transfer to restricted cash account                                              (4,200,000)                    --
  Proceeds from restricted cash account                                              4,228,000                    --
  Purchase of managed care contract                                                         --             (150,000)
                                                                              -----------------    ------------------

NET CASH PROVIDED BY (USED) IN INVESTING    ACTIVITIES
                                                                                    12,436,010             (500,593)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                               31,600                49,088
  Repurchase of preferred stock                                                   (10,512,000)                    --
  Proceeds from issuance of notes payable, net                                              --             3,414,142
  Repayments of notes payable                                                      (2,000,000)           (1,000,000)
  Repayments of capital lease obligation                                                    --              (99,888)
  Proceeds from issuance of preferred stock, net                                    15,819,555                    --
                                                                              -----------------    ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            3,339,515             2,363,342
                                                                              -----------------    ------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                8,586,456             1,087,668

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                3,858,400             2,003,501
                                                                              -----------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 12,444,856           $ 3,091,169
                                                                              =================    ==================

See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 Six Month Periods Ended June 30, 1998 and 1997


NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (the Company) as of June 30, 1998, and for the six month periods June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

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

NOTE 3   ADOPTION OF NEW ACCOUNTING STANDARD

         The Company adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 requires companies to classify items defined as "other comprehensive income" by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. For the six months ended June 30, 1998 and 1997, net loss equals comprehensive loss.

NOTE 4   INVENTORIES

         Inventories, which consist primarily of laser systems, erbium and related parts, and components, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories at June 30, 1998 and December 31, 1997 are summarized as follows:

                                                               June 30, 1998           December 31, 1997
                                                               -------------           -----------------

         Raw materials - laser system related                    $3,715,488                 3,058,782
         Raw materials - erbium related                             716,114                         -
         Work-in-process - laser system related                     160,579                   263,353
         Work-in-process - erbium related                           459,424                         -
         Finished goods - laser system related                      675,045                   862,775
         Finished goods - erbium related                             99,000                         -
         Test equipment-clinical trials                             187,497                   263,325
         Training/show units - erbium related                       273,395                         -
                                                             ----------------       ---------------------
                                                                  6,286,542                 4,448,235
         Less reserve for obsolescence                              321,260                   100,000
                                                             ================       =====================
                                                                 $5,965,282                 4,348,235
                                                             ================       =====================


NOTE 5   MARKETABLE EQUITY SECURITIES

         The Company received net proceeds of $6,527,452 in exchange for 820,085 shares of Vision Twenty-One, Inc. (Vision 21) common stock. This represents the total shares received in connection with the December 1997 sale of MEC Health Care, Inc. (MEC) and LSI Acquisition, Inc.
         (LSIA) to Vision 21. The Company realized a gain on the transaction of $27,452.


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

NOTE 7   COMMITMENTS AND CONTINGENCIES

         In conjunction with acquisitions from Photomed, Inc., several contingent payments included in the transaction are subject to U.S. Food and Drug Administration (FDA) approval. If the FDA approves the acquired Pre-Market Approval (PMA) application by July 29, 1998, the Company will be obligated to pay $1.75 million to the sellers. If the FDA approves the use of any Company laser for the treatment of hyperopia, the Company will be obligated to issue to the sellers unregistered Common Stock valued at $1 million. If the Company's scanning laser had been approved by the FDA for commercial sale in the U.S. on or before April 1, 1998, the Company would have been obligated to pay $1 million to the sellers. Approval after such date will result in a correspondingly smaller obligation until January 1, 1999, when no payment will be required. No such approvals have been received as of August ___, 1998.

NOTE 8   STOCKHOLDERS' EQUITY

         TLC Private Placement

         On June 5, 1998, the Company entered into a Securities Purchase Agreement with The Laser Center Inc. ("TLC"), pursuant to which the Company issued to TLC 2,000,000 shares of the newly-created Series C Convertible Preferred Stock (the "Series C Preferred Stock") of the Company with a face value of $4.00 per share, resulting in an aggregate offering price of $8 million (the "TLC Private Placement"). The Series C Preferred Stock is convertible on a fixed, one-for-one basis (subject to anti-dilution adjustments upon the occurrence of a stock split, stock dividend or similar event) into 2,000,000 shares of the Company's common stock, par value $.001 per share, at the option of TLC at any time until June 5, 2001, on which date all shares of Series C Preferred Stock then outstanding will automatically be converted into shares of Common Stock.

         The net proceeds to the Company from the TLC Private Placement, after deduction of estimated expenses, was approximately $7.9 million. The Company used the net proceeds from the TLC Private Placement to repurchase all issued and outstanding shares of its Series B Convertible Participating Preferred Stock on June 5, 1998 for approximately $6.3 million (see below).

         Pequot Private Placement

         On June 12, 1998, the Company entered into a Securities Purchase Agreement with Pequot Private Equity Fund, L.P., Pequot Scout Fund, L.P., and Pequot Offshore Private Equity Fund, Inc. (collectively, the "Pequot Funds"), whereby the Company issued, collectively, to the Pequot Funds 2,000,000 shares of the newly-created Series D Preferred Stock of the Company with a face value of $4.00 per share, resulting in an aggregate offering price of $8 million. The Series D Preferred Stock is convertible on a one-for-one basis into an equal number of shares of Common Stock, subject to certain anti-dilution adjustments described below, at the option of the Pequot Funds at any time until June 12, 2001, on which date all shares of Series D Preferred Stock then outstanding will automatically be converted into shares of Common Stock. The net proceeds to the Company was approximately $7.9 million.

         Series B Preferred Stock Redemption

         On June 5, 1998, the Company repurchased the remaining 525 shares of Series B Preferred Stock (representing an aggregate face amount of $5,250,000) with funds from the TLC Private Placement (see above) at a 20% premium. In February 1998, Series B Preferred shareholders had exercised an option to sell 351 shares of Series B Preferred Stock also at a 20% premium using proceeds from the sale of international patent rights (see Note 6).

         The amount of the repurchase price in excess of the carrying value of the Series B Preferred Stock repurchased and a pro rata portion of Series B Preferred Stock-related financing costs increased the loss attributable to common shareholders for the six months ended June 30, 1998.

         Other

         Prior to the repurchase of the remaining shares of Series B Preferred Stock, the Series B Preferred Stockholders had converted 419 shares of Series B Preferred Stock into 2,392,220 shares of Common Stock.

NOTE 9   ACQUISITION

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

NOTE 10  NOTES PAYABLE

         On June 5, 1998, the Company repaid its note payable to Foothill Capital Cororation (FCC) of $2,000,000 and also terminated the line of credit arrangement with FCC. A warrant issued by the Company to purchase 500,000 shares of Common Stock remains unexercised and is valued at $500,000 and is recorded on the Company's balance sheet as a long-term obligation as of June 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Revenue. The following tables present the Company's revenue by major operating segments: technology products and services and health care services for the three and six month periods ended June 30, 1998 and 1997.

                                            For the Three Month                          For the Three Month
                                                Period Ended                                 Period Ended
                                               June 30, 1998                                June 30, 1997
                                               -------------                                -------------

                                             Revenue         % of Total                    Revenue        % of Total
                                             -------         ----------                    -------        ----------

Technology                                $4,924,236                97%                 $2,130,698               39%
Health care services                         167,661                 3%                  3,277,874               61%
                                          ----------                ---                 ----------               ---

Total revenue                             $5,091,897               100%                 $5,408,572              100%
                                          ==========               ====                 ==========              ====


                                             For the Six Month                            For the Six Month
                                                Period Ended                                 Period Ended
                                               June 30, 1998                                June 30, 1997
                                               -------------                                -------------

                                             Revenue         % of Total                    Revenue        % of Total
                                             -------         ----------                    -------        ----------

Technology                                $8,968,919                96%                 $5,684,543               48%
Health care services                         366,197                 4%                  6,242,171               52%
                                          -----------              ----                 ----------         ---------

Total revenue                             $9,335,116               100%                $11,926,714              100%
                                          ==========               ====                ===========             =====

Revenue in the second quarter of 1998 were $5,091,897, compared to $5,408,572 (for a decrease of $316,675) over the same period in 1997. Revenue for the six-month period ended June 30, 1998, decreased by $2,591,598 to $9,335,116 from the same period in 1997. The decrease in health care services revenue was substantially attributable to the sale of the Company's MEC and LSIA subsidiaries to Vision 21 in a transaction effective as of December 1, 1997. These two subsidiaries contributed $2,857,684 and $5,590,103 in revenues during the quarter and six-month period ended June 30, 1997, respectively. All of the Company's health care services revenue for the first six months of 1998 was provided by The Farris Group (TFG). Net revenue for TFG in the second quarter of 1998 were $167,661 compared to $420,190 (for a decrease of $252,529) over the same period in 1997. This decrease was accompanied by a $224,449 reduction in expenses over the same three-month period in 1997. Net revenue for TFG during the six-month period ended June 30, 1998, was $366,197 compared to $652,068 (for a decrease of $285,871) over the same period in 1997. This decrease was accompanied by a $370,578 reduction in expenses over the same six-month period in 1997.

The increase in technology related revenue was attributable to (i) a higher level of laser system sales during six-month period ended June 30, 1998 (ii) a marked increase in the average selling price of laser systems resulting from the increased sales of the Company's higher-priced LSX model and reduced sales of the lower-priced LS-300 model; (iii) an increase in revenues generated from the sale of service contracts; and (iv) revenues generated from royalty payments received on intellectual property agreements. Fifteen laser systems were sold in the first quarter of 1998 and 1997, respectively. Twenty-nine laser systems were sold during the six-month period ended June 30, 1998, compared to twenty-three systems sold over the same period in 1997. No system returns were recognized during the first two quarters of 1998 or 1997.

Cost of Revenue; Gross Profits. The following tables present a comparative analysis of cost of revenue, gross profit and gross profit margins for three and six-month periods ended June 30, 1998 and 1997.






                                              For the Three Month                            For the Three Month
                                                  Period Ended                                   Period Ended
                                                 June 30, 1998          Percent Change          June 30, 1997
                                                 -------------          --------------          -------------
Product cost                                      $   1,794,551               118%                 $   821,705
Cost of services                                         73,771              (97%)                   2,129,318
Gross profit                                          3,223,575                31%                   2,457,549
Gross profit percentage                                     63%                                            45%

Products only                                         3,129,685               139%                   1,308,993

                                                            64%                                            61%

                                               For the Six Month                              For the Six Month
                                                  Period Ended                                   Period Ended
                                                 June 30, 1998          Percent Change          June 30, 1997
                                                 -------------          --------------          -------------

Product cost                                         $2,970,871                50%                  $1,865,503
Cost of services                                        161,127              (94%)                   4,303,705
Gross profit                                          6,203,118              (14%)                   5,757,506
Gross profit percenetage                                    66%                                            48%

Products only                                         5,998,048                57%                   3,819,040
                                                            67%                                            67%

Gross profit margins were 63% of net sales in the second quarter of 1998 compared to 45% for the same period in 1997. For the six-month periods ended June 30, 1998 and 1997, gross profit margins were 66% and 48%, respectively. The gross margin increase was primarily attributable to the sale of the Company's MEC and LSIA subsidiaries to Vision 21 in a transaction effective as of December 1, 1997. Those two subsidiaries operated at a gross margin for the three and six months ended June 30, 1997 at 29% and 27%, respectively.

Research, Development and Regulatory Expense. The following tables present a comparative analysis of research, development and regulatory expenses for the three and six-month periods ended June 30, 1998 and 1997.


                                          For the Three Month                                For the Three Month
                                              Period Ended                                       Period Ended
                                             June 30, 1998             Percent Change           June 30, 1997
                                             -------------             --------------           -------------
Research, development
   and regulatory                               $  743,789                    35%                  $  550,427

As a percentage of technology
   revenues                                            15%                                                26%


                                           For the Six Month                                  For the Six Month
                                              Period Ended                                       Period Ended
                                             June 30, 1998             Percent Change           June 30, 1997
                                             -------------             --------------           -------------

Research, development
   and regulatory                             $  1,561,344                     71%                 $  912,631

As a percentage of technology
   revenues                                            17%                                                16%


Research, development and regulatory expenses for the second quarter of 1998 were $743,789, an increase of $193,362, or 35% from such expenditures during the same period in 1997. Research, development and regulatory expenses for the six-month period ended June 30, 1998 increased by $648,713 from $912,631 for the same period in 1997 or 71%. The increase in research, development and regulatory expenses during the second quarter of 1998 can primarily be attributed to ongoing research and development of new scanning refractive laser systems, including continued development of the LSX and add-on features for the LaserScan 2000, and continued software development for the laser systems. Additionally, the Company has incurred increased costs related to the FDA regulatory process, both for its own scanning laser system and the LASIK laser system (for which the Company purchased the rights to manufacture and commercialize if FDA approval is received). Additional costs have been incurred in the clinical and manufacturing validation of the Automated Disposable Keratome (Ao Do K). Since the initial announcement of the development of the LSX, the Company has solicited and received input from clinical users and prospective customers. This has resulted in modifications to the system, necessitating additional development and testing for clinical validation. As a result of a continuation of the efforts described, the Company expects research, development and regulatory expenses during the remainder of 1998 to remain at levels consistent with those incurred during the first six months of 1998. Regulatory expenses may increase as a result of the Company's continuation of current FDA clinical trials, protocols added during 1997 related to the potential use of the Company's laser systems for treatment of glaucoma, the possible development of additional future protocols for submission to the FDA and the LASIK PMA acquired in July 1997.

Selling, General and Administrative Expenses. The following tables present a comparative analysis of selling, general and administrative expenses for the three and six-month periods ended June 30, 1998 and 1997.


                                     For the Three Month                                     For the Three Month
                                         Period Ended                                            Period Ended
                                        June 30, 1998               Percent Change              June 30, 1997
                                        -------------               --------------              -------------
Selling, general and
   Administrative                           $4,185,433                      9%                     $3,851,210

Percentage of revenues                             85%                                                    71%

                                      For the Six Month                                       For the Six Month
                                         Period Ended                                            Period Ended
                                        June 30, 1998               Percent Change              June 30, 1997
                                        -------------               --------------              -------------

Selling, general and
   Administrative                          $7,932,483                       7%                     $7,424,706

Percentage of revenues                            85%                                                     62%

Selling, general and administrative expenses increased by $334,223 for the second quarter of 1998 compared to the same period in 1997. The primary reasons for this increase include increased amortization costs resulting from acquired patents, license agreements and other intangibles ($410,000) and royalty fees ($200,000). In addition, other increases were necessary to fund the strategic initiatives of the Company and the development of its products and services. Such strategic efforts include enhancements to customer service and the engineering and software development departments. These increases in operating costs were partially offset by the sale of the Company's MEC and LSIA subsidiaries ($613,000) and a reduction in the selling, general, and administrative expenses of TFG ($193,000) and corporate offices ($51,000).

Selling, general and administrative expenses increased by $507,777 for the six months ended June 30, 1998 compared to the same period in 1997. The primary reasons for this increase include increased amortization costs resulting from acquired patents, license agreements and other intangibles ($865,000), royalty fees ($340,000) and a higher level of commissions and warranties incurred on the sale of its laser systems ($189,000). In addition, other increases were necessary to fund the strategic initiatives of the Company and the development of its products and services. Such strategic efforts include enhancements to customer service and the engineering and software development departments. These increases in operating costs were partially offset by the sale of the Company's MEC and LSIA subsidiaries ($1,216,000) and a reduction in the selling, general, and administrative expenses of TFG ($319,000) and corporate offices ($109,000).

Loss From Operations. There was an operating loss of $1,705,647 in the second quarter of 1998 compared to an operating loss of $1,944,088 for the same period in 1997. Operating loss for the six month period ended June 30, 1998 was $3,290,709 compared to an operating loss of $2,579,831 for the same period in 1997. The decrease in operating results for the six-month period ended June 30, 1998, can be attributed to the sale of the Company's MEC and LSIA subsidiaries which generated income from operations of $282,870 and increases in operating expenses. These reductions were partially offset by an increase in technology generated revenues.

Other Income and Expense. Interest and dividend income was $111,442 in the second quarter of 1998 compared to interest and dividend income of $100,507 for the same period in 1997. Interest and dividend income for the six month period ended June 30, 1998 was $226,298 compared to interest and dividend income of $197,871 for the same period in 1997. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense incurred was $324,020 in the second quarter of 1998 compared to interest expense of $368,529 for the same period in 1997. Interest expense for the six-month period ended June 30, 1998 was $720,541 compared to interest expense of $428,172 for the same period in 1997. Interest expense incurred by the Company during the first two quarters of 1998 and 1997 related primarily to the credit facility established with Foothill Capital Corporation on April 1, 1997. In addition to interest paid on the outstanding note payable balance, interest expense includes the amortization of deferred financing costs, the accretion of the discount on the note payable, and fees associated with amendments to the original loan agreement. {Realized gain on sale of investments.}

Income Taxes. For the three months ended June 30, 1998, the Company recorded an income tax benefit of $155,352 compared to no income tax benefit or expense over the same period in 1997. For the six months ended June 30, 1998, the Company recorded income tax expense of $155,804 compared to no income tax benefit or expense over the same period in 1997. During the first quarter of 1998, the Company recorded income tax expense of $311,156, which resulted primarily from the receipt of $1,200,000 in royalties for the non-exclusive license of certain patents. The lack of income tax benefit for the first two quarters of 1998 has been based on the lack of availability of loss carrybacks.

Net Loss. Net loss for the second quarter of 1998 was $1,949,797 compared to a net loss of $2,442,510 for the same period in 1997. Net loss for the six-month period ended June 30, 1998, was $3,913,304 compared to a net loss of $3,090,532 for the same period in 1997. The decrease in net loss for the second quarter ended 1998 can be attributed to an increase in revenues generated at the technologies division, partially offset by the sale of the Company's MEC and LSIA subsidiaries. The increase in net loss for the six month period ended June 30, 1998, can be attributed the sale of the Company's MEC and LSIA subsidiaries, increases in research, development, regulatory and general and administrative expenses, and income tax expense. These reductions were partially offset by an increase in revenues generated at the technologies division.

Loss Attributable to Common Shareholders. [Need share numbers.] For the six months ended June 30, 1998, the Company's loss attributable to common shareholders was impacted by the premium paid on the redemption of 351 shares of Series B Preferred Stock ($702,000) and the accretion of the financing costs related to such 351 shares ($396,121) resulting from the agreement providing the holders of Series B Preferred Stock the right to redeem such shares. The Company is negotiating terms of a potential financing that, if completed, would be used in part to redeem the remaining Series B Preferred Stock at a 20% premium and would result in an impact of $1,050,000 on the loss applicable to common shareholders in the second quarter of 1998.

Loss Per Share. [Need share numbers.] Loss per basic and diluted share increased to ($0.30) for the second quarter of 1998 compared to ($0.07) for the same period in 1997. Loss per basic and diluted share increased to ($0.30) for the six-month period ended June 30, 1998, compared to ($0.07) for the same period in 1997. The increase is attributable to the increase in the net loss for the quarter ended June 30, 1998, accretion and dividend requirements on the redemption of the Company's Series B Preferred Stock, and the value of conversion discount on the Series B Preferred Stock offset by the increases in weighted average shares outstanding. The weighted average shares outstanding increased primarily due to the conversion of Series B Preferred Stock.

Liquidity and Capital Resources.
--------------------------------

Working capital increased $10,201,210 from $12,729,700 at December 31, 1997 to $22,930,910 as of June 30, 1998. This increase in working capital resulted primarily from the private placements of Series C and D Preferred Stock. Operating activities used net cash of $7,188,709 during the first six months of 1998, compared to $775,081 of net cash used during the same period in 1997. This increase is primarily attributable to a six month 1998 net loss of $3,913,304 compared to a net loss of $3,090,532 over the same period in 1997, an increase in accounts receivable and notes receivable (primarily the result of slower collections of outstanding receivable and increased payments due at installation versus upon shipment on first and second quarter sales), significant decreases in accounts payable, accrued liabilities, and income taxes payable, partially offset by an increase in deferred royalty revenue and amortization and depreciation costs. Net cash provided by investing activities during the first six months of 1998 was $12,436,010 compared to $500,593 in net cash used in investing activities over the same period in 1997. Net cash provided by investing activities during the first six months of 1998 can be primarily attributed to proceeds generated from the exclusive licensing of patents and from the sale of investments, partially offset by the purchase of furniture, equipment and leasehold improvements. Net cash provided from financing activities was $3,339,155 during the first six months of 1998 compared to $2,363,342 over the same period in 1997. Net cash provided from financing activities during the first six months of 1997 can be primarily attributed to net proceeds resulting from preferred stock financings, offset by the repurchase of Series B Preferred Stock and the repayment of a note payable to Foothill. Net cash provided by financing activities during the first six months of 1997 consisted of net proceeds from the credit facility with Foothill and the exercise of stock options, offset by the repayment of a note payable to former owners of MEC and cost related to the repayment of a capital lease obligation.

The Company believes that its balances of cash and cash equivalents along with operating cash flows, will be sufficient to fund its anticipated working capital requirements for the next twelve month period based on modest growth and anticipated collection of receivables. A failure to collect timely a material portion of current receivables could have a material adverse effect on the Company's liquidity. There can be no assurance as to the terms or amount of third-party financing, if any, that the Company's customers may obtain in the future.

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

Shares Eligible For Future Sale. Except as provided below, substantially all of the Company's outstanding Common Stock (12,815,510 shares as of July 16, 1998) {update?} is freely tradeable without restriction or further registration under the Securities Act, unless such shares are held by "affiliates" of the Company as that term is defined in Rule 144 under the Securities Act. The shares of Common Stock listed below are "restricted securities." Restricted securities may be sold in the public market only if they have been registered under the Securities Act or if their sales qualify for Rule 144 or another available exemption from the registration requirements of the Securities Act.

   o Any of the Shares offered for sale by this Prospectus are freely tradeable if sold pursuant to this Prospectus.

   o A warrant to purchase 40,673 shares of Common Stock (with an exercise price of $5.81) has been issued to Shoreline Pacific Institutional Finance in connection with the placement of the Company's Series B Convertible Participating Preferred Stock ("Series B Preferred Stock") and shares issuable under such warrant (the "Shoreline Shares") will be freely saleable following such exercise, subject only to the satisfaction of a prospectus delivery requirement.

   o A warrant to purchase 762,616 shares of Common Stock (with an exercise price of $2.71 per share) has been issued to the former holders of the Series B Preferred Stock and shares issuable under such warrant (the "Series B Shares") will be freely saleable following such exercise, subject only to the satisfaction of a prospective delivery requirement.

   o The 535,515 shares in an unregistered acquisition transaction in July 1997 (the "Photomed Shares") have become freely tradeable, subject only to a prospectus delivery requirement.

   o The 581,825 shares of Common Stock (the "Foothill Shares") issuable upon the exercise of the warrants issued to Foothill Capital Corporation ("Foothill") are the subject of certain demand and piggy-back registration rights.

   o The 581,825 shares of Common Stock (the "Foothill Shares") issuable upon the exercise of the warrants issued to Foothill Capital Corporation ("Foothill") are the subject of certain demand and piggy-back registration.

   o The 102,798 unregistered shares of Common Stock (the "NNJEI Additional Shares") issued in connection with the acquisition of the assets of NNJEI by LSIA in July 1996 are the subject of certain demand and piggy-back registration rights.

   o Other shares of Common Stock (the "Other Shares") which the Company may be required to issue in the future may become eligible for resale pursuant to Rule 144, the exercise of registration rights, or otherwise. See "Possible Dilutive Issuance of common Stock--Lasersight Centers and Florida Laser Partners; --TFG; --Foothill Warrant; --Series D Preferred Stock; --Series B Warrant' -Shoreline Warrant."

   o Other shares of Common Stock (the "Other Shares") which the Company may be required to issue in the future may become eligible for resale pursuant to Rule 144, the exercise of registration rights, or otherwise. See "Possible Dilutive Issuance of Common Stock--LaserSight Centers and Florida Lasers Partners; -- TFG; --Foothill Warrant; --Series D Preferred Stock; --Series B Warrant' -Shoreline Warrant."

Sales, or the possibility of sales, of the Series B Shares, the Shoreline Shares, Photomed Shares, Foothill Shares, NNJEI Additional Shares, or Other Shares, whether pursuant to a prospectus, Rule 144 or otherwise, could depress the market price of the Common Stock.

Past and Expected Future Losses and Operating Cash Flow Deficits; No Assurance of Future Profits or Positive Operating Cash Flows. The Company incurred losses of $3.9 million for the six months ended June 30, 1998 and $7.3 million and $4.1 million during 1997 and 1996, respectively. During such periods, the Company had a deficit in cash flow from operations of $7.2 million, $4.4 million, and $4.2 million, respectively. Although the Company achieved profitability during 1995 and 1994, it had a deficit in cash flow from operations of $1.9 million during 1995. In addition, the Company incurred losses in 1991 through 1993. As of June 30, 1998, the Company had an accumulated deficit of $15.8 million. As a result of the Company's sale of MEC and LSIA in December 1997, the Company's losses and deficits in cash flow from operations in future periods may be greater than if the Company had not sold MEC and LSIA. There can be no assurance that the Company can regain or sustain profitability or positive operating cash flow.

     Uncollectible Receivables Could Exceed Reserves. At June 30, 1998, the Company's trade accounts and notes receivable aggregated approximately $13,135,820 net of allowances for collection losses and returns of approximately $2,162,000. Accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, aggregated approximately $1,735,230 at June 30, 1998. Exposure to collection losses on receivables is principally dependent on the Company's customer's ongoing financial condition and their ability to generate revenues from the Company's laser systems. In addition, approximately 98% and 90% of net receivables at June 30, 1998 and December 31, 1997, respectively, related to international accounts. The Company's ability to evaluate the financial condition and revenue generating ability of its prospective customers located outside of the United States ("U.S.") is generally more limited than for customers located in the U.S. Although the Company monitors the status of its receivables and maintains a reserve for estimated losses, there can be no assurance that the Company's reserves for estimated losses ($1,962,000 at June 30, 1998) will be sufficient to cover actual write-offs over time. Actual write-offs that materially exceed amounts reserved could have a material adverse effect on the Company's consolidated financial condition and results of operations.

     Restructuring   of  Receivables.   At  June  30,  1998,  the  Company  had
restructured laser customer accounts in the aggregate amount of approximately $860,450 (5.6% of the gross receivables as of such date), resulting in the extension of the original payment terms by periods ranging from 12 to 60 months. The Company's liquidity and operating cash flow will be adversely affected if additional extensions become necessary in the future. In addition, it may be more difficult to collect laser system receivables if the payment schedule extends beyond the expected economic life of the laser system.


      Potential Liquidity Problems. During the three months ended June 30, 1998, the Company experienced a $7.2 million deficit in cash flow from operations largely resulting from the loss incurred during the period, an increase in accounts receivable and a decrease in liabilities. Of this amount, the Company expects that any improvements in cash flow from operations will depend on, among other things, the Company's ability to market, produce and sell its new LSX laser systems and its A*D*K product on a commercial basis. Beginning in the third quarter of 1998, the LSX laser system is expected to make a more significant contribution to the Company's operating results. Based on the status of clinical validation and refinement of the manufacturing processes, the Company does not expect significant commercial shipments of the A*D*K until September 1998. Subject to these factors, the Company believes that its balances of cash and cash equivalents, will be sufficient to fund its anticipated working capital requirements for a 12-month period based on anticipated collection of receivables. However, if the Company does not collect a material portion of current receivables in a timely manner, experiences significant further delays in the shipment of its A*D*K product, experiences less market demand for such products than it anticipates, the Company's liquidity could be materially adversely affected. The Company's cash and cash equivalents balance at June 30, 1998 exceeded $12 million.

Uncertainty Regarding Availability or Terms of Capital to Satisfy Possible Additional Needs. The Company may need additional capital, including to fund the following:

   o  Any future negative cash flow from operations.

   o Certain cash payment obligations under the Company's LASIK PMA (Pre-Market Approval) application acquisition agreement of July 1997 with Photomed, Inc. Such cash payment obligations include (i) $1.75 million payable if the U.S. Food and Drug Administration ("FDA") approves the LASIK PMA application for commercial sale before July 29, 1998 and (ii) if the FDA approves the Company's scanning laser for commercial sale in the U.S. before January 1, 1999, $3,633 for each day (or approximately $110,000 for each month) between the date of such approval and January 1, 1999, subject to a maximum payment of $607,000 (calculated as of July 17, 1998). Additional working capital may be necessary to develop a production line for the LASIK laser system and to obtain the GMP (Good Manufacturing Practice) clearance from the FDA that is required for the commercial sale of the LASIK laser system.

   o Additional working capital necessary to support the commercial introduction of its laser systems into the U.S. market after receiving FDA approval. (The Company believes the earliest these expenses might occur is the second half of 1998.)

   o Additional working capital necessary to more fully develop the mobile refractive laser business plan and other possible business lines and products.

In addition, the Company may seek alternative sources of capital to fund its product development activities and to consummate future strategic acquisitions. The Company has no commitments from third parties to supply additional capital, and there can be no assurance as to whether or on what terms the Company could obtain additional capital.

      To the extent that the Company satisfies its future financing requirements through the sale of equity securities, holders of Common Stock may experience significant dilution in earnings per share and in net book value per share. Such dilution may be more significant if the Company sells Common Stock at a price below current market prices or sells additional preferred stock with a conversion price linked to the market price of the Common Stock at the time of conversion. Debt financing could result in a substantial portion of the Company's cash flow from operations being dedicated to the payment of principal and interest on such indebtedness and may render the Company more vulnerable to competitive pressures and economic downturns. If the Company needs but cannot obtain additional capital on satisfactory terms, it may be required to sell additional assets.

      Possible Dilutive Issuance of Common Stock--LaserSight Centers and Florida Laser Partners. Based on previously-reported agreements entered into in 1993 in connection with the Company's acquisition of LaserSight Centers (the Company's development-stage subsidiary) and modified in July 1995 and March 1997, the Company is obligated as follows:

   o To issue to the former stockholders and option holders (including two trusts related to the Chairman of the Board of the Company and certain former officers and directors of the Company) of LaserSight Centers, up to 600,000 unregistered shares of Common Stock (the "Centers Contingent Shares") based on the Company's pre-tax operating income through March 2002 from utilizing a fixed or mobile excimer laser to perform PRK, arranging for the delivery of PRK or receiving license or royalty fees associated with patents held by LaserSight Centers. The Centers Contingent Shares are issuable at the rate of one share per $4.00 of such operating income.

   o To pay to a partnership whose partners include the Chairman of the Board of the Company and certain former officers and directors of the Company a royalty of up to $43 (payable in cash or shares of Common Stock (the "Royalty Shares")), for each eye on which PRK is performed on a fixed or mobile excimer laser system owned or operated by LaserSight Centers or its affiliates. Royalties do not begin to accrue until the earlier of March 2002 or the delivery of all of the 600,000 Centers Contingent Shares.

As of July 17, 1998, the Company had not accrued any obligation to issue Centers Contingent Shares or Royalty Shares. There can be no assurance that any issuance of Centers Contingent Shares or Royalty Shares will be accompanied by an increase in the Company's per share operating results. The Company is not obligated to pursue strategies that may result in the issuance of Centers Contingent Shares or Royalty Shares. It may be in the interest of the Chairman of the Board for the Company to pursue business strategies that maximize the issuance of Centers Contingent Shares and Royalty Shares.

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

      Possible Dilutive Issuance of Common Stock--Photomed. If the FDA approves a LaserSight-manufactured laser system for general commercial use in the treatment of hyperopia (farsightedness) after having approved for commercial sale the LASIK PMA application to which the Company acquired rights in August 1997, the Company would be required to issue additional shares of Common Stock with a market value of $1.0 million (based on the average closing price of the Common Stock during the preceding 10-day period) to the former Photomed stockholders. If such market value had been computed as of July 17, 1998, the number of additional shares issuable would have been approximately 182,000. Depending on whether and when such FDA approval is received and on the market price of the Common Stock at the time of any such approval, the actual number of additional shares of Common Stock issuable could be more (but not more than permitted under the listing rules of The NASDAQ Stock Market) or less than this number.

      Possible Dilutive Issuance of Common Stock--SEO Medical. In connection with the acquisition of certain assets of SEO Medical in April 1998, the Company agreed to issue up to 223,280 additional shares of Common Stock if the five day average price of Common Stock on April 15, 1999 is less than $5.00 per share. All 223,280 shares of Common Stock will be issuable unless such price is more than $2.36 per share.

      Possible Dilutive Issuance of Common Stock--Foothill Warrant. In April 1996, the Company issued to Foothill a warrant to purchase 500,000 shares of Common Stock (the "Foothill Warrant") at a price of $6.067 per share. The Company is required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price in the event the Company sells Common Stock or Common Stock-equivalents (such as convertible securities or warrants) at a price per share that is (or could be) less that the fair market value of the Common Stock at the time of such sale. In connection with its sale of Series B Preferred Stock in August 1997 and subsequent conversion of such preferred shares into Common Stock, the sale of the Series C Preferred Stock and the Series D Preferred Stock such anti-dilution adjustments have resulted in (i) an increase in the number of Foothill Warrant shares to approximately 581,825, and (ii) a reduction to the exercise price of the Foothill Warrant shares to approximately $5.21 per share. Additional anti-dilution adjustments to the Foothill warrant could also result from any future below-market sales of Common Stock by the Company.

      Possible Dilutive Issuance of Common Stock--Series B Warrant. In connection with its sale of the Series B Preferred Stock in August 1997, the Company issued to the former holders of the Series B Preferred Stock warrants to purchase 750,000 shares of Common Stock (the "Series B Warrant") at a price of $5.91 per share at any time before August 29, 2002. In connection with a March 1998 agreement whereby the Company obtained the option to repurchase the Series B Preferred Stock and a lock-up on conversions, the exercise price of the Series B Warrant shares was reduced to $2.753 per share. The Company is required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price in the event the Company sells Common Stock or Common Stock-equivalents (such as convertible securities or warrants) at a price per share that is (or could be) less that the fair market value of the Common Stock at the time of such sale. As a result of the Company's sale of the Series C Preferred Stock and the Series D Preferred Stock such anti-dilution adjustments and other agreements among the former holders of the Series B Preferred Stock and the Company have resulted in (i) an increase in the number of Series B Warrant shares to approximately 762,616, and (ii) a reduction to the exercise price of Series B Warrant shares to approximately $2.71 per share. Additional anti-dilution adjustments to the Series B Warrants could also result from any future below-market sales of Common Stock by the Company.

      Possible Dilutive Issuance of Common Stock--Shoreline Warrant. In connection with its sale of the Series B Preferred Stock in August 1997, the Company issued to its placement agent warrants to purchase 40,000 shares of Common Stock (the "Shoreline Warrant") at a price of $5.91 per share at any time before August 29, 2002. The Company is required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price in the event the Company sells Common Stock or Common Stock-equivalents (such as convertible securities or warrants) at a price per share that is (or could be) less that the fair market value of the Common Stock at the time of such sale. In connection with the Company's sale of the Series C Preferred Stock and the Series D Preferred Stock such anti-dilution adjustments have resulted in (i) an increase in the number of Shoreline Warrant shares to approximately 40,673, and
(ii) a reduction to the exercise price of Shoreline Warrant shares to approximately $5.81 per share. Additional anti-dilution adjustments to the Shoreline Warrants could also result from any future below-market sales of Common Stock by the Company.

Possible Dilutive Issuance of Common Stock--Series D Preferred Stock. In accordance with the terms of the Company's Certificate of Designation, Preferences and Rights of Series D Preferred Stock, the holders of the Series D Preferred Stock are entitled to certain anti-dilution adjustments if the Company issues its Common Stock or Common Stock equivalents at a price per share (or having a conversion or exercise price per share) less than $4.00 per share. See "Description of Securities--Series D Preferred Stock."

      Acquisition- and Financing-Related Contingent Commitments to Issue Additional Common Shares. The Company may from time to time include in future acquisitions and financings provisions which would require the Company to issue additional shares of its Common Stock at a future date based on the market price of the Common Stock at such date. Persons who are the beneficiaries of such provisions effectively receive some protection from declines in the market price of the Common Stock, but other stockholders of the Company will incur additional dilution of their ownership interest in the event of a decline in the price of the Common Stock. Such dilution may be increased by provisions in the Foothill Warrant, the Series B Warrant and the Shoreline Warrant that may increase the number of shares issuable under each of such warrants and decrease the exercise price of such warrants. The factors to be considered by the Company in including such provisions may include the Company's cash resources, the trading history of

Common Stock, the negotiating position of the selling party or the investors, as applicable, and the extent to which the Company estimates that the expected benefit from the acquisition or financing exceeds the expected dilutive effect of the price-protection provision.

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

      As the Company continues the clinical development of its excimer lasers and other products and prepares for regulatory approvals and other commercialization activities, it will need to continue to implement and expand its operational, financial and management resources and controls. The failure of the Company to attract and retain experienced individuals for necessary positions, as well as any inability of the Company to effectively manage growth in its domestic and international operations could have a material adverse effect on the Company's business, financial condition and results of operations.

      Risks Associated with Past and Possible Future Acquisitions. The Company has made several significant acquisitions since 1994, including TFG in 1994, Photomed in 1997, the IBM Patents in August 1997 and its acquisition of SEO Medical in April 1998. These acquisitions, as well as any future acquisition, may not achieve adequate levels of revenue, profitability or productivity or may not otherwise perform as expected. Acquisitions involve special risks, including unanticipated liabilities and contingencies, diversion of management attention and possible adverse effects on operating results resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and difficulties related to the integration of the acquired businesses. Although the Company is currently focusing on its existing operations, the future ability of the Company to achieve growth through acquisitions will depend on a number of factors, including the availability of attractive acquisition opportunities, the availability of funds needed to complete acquisitions, the availability of working capital needed to fund the operations of acquired businesses and the effect of existing and emerging competition on operations. Should additional acquisitions be sought, there can be no assurance that the Company will be able to successfully identify additional suitable acquisition candidates, complete additional acquisitions or integrate acquired businesses into its operations.

      Amortization of Significant Intangible Assets. Of the Company's total assets at June 30, 1998, approximately $15.7 million (32%) were intangible assets, of which approximately $6.8 million reflects goodwill (which is being amortized using an estimated life ranging from 12 to 20 years), approximately $4.7 million reflects the cost of patents (which is being amortized over a period ranging from approximately 8 to 17 years), and approximately $4.2 million reflects the cost of licenses and technology acquired (which is being amortized over a period ranging from 31 months to 12 years). The 12-year life of acquired technology was determined based on the Company's best judgment at the time of the most likely life-span of a solid-state laser product and related patent. The major factors involved in the Company's ongoing assessment are its judgment whether there will be a market for solid-state as an improvement to existing excimer laser technology and that there is an industry and marketplace interest in such development that can be successfully pursued by the Company or others that will result in revenue from the associated patent. Goodwill is an intangible asset that represents the difference between the total purchase price of the acquisitions and the amount of such purchase price allocated to the fair value of the net assets acquired. Goodwill and other intangibles are amortized over a period of time, with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income (or increases the Company's net loss) in that period. A reduction in net income resulting from the amortization of goodwill and other intangibles may have an adverse impact upon the market price of the Common Stock. In addition, in the event of a sale or liquidation of the Company or its assets, there can be no assurance that the value of such intangible assets would be recovered.

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

      The Company continues to assess the current results and future prospects of its TFG subsidiary in view of the substantial reduction in its operating results in 1996 and 1997. If TFG is unsuccessful in meeting its 1998 budget or otherwise improving its financial performance, some or all of the carrying amount of goodwill recorded ($3,852,000 at June 30, 1998) may be subject to an impairment adjustment.

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

      Government Regulation. The Company's laser products are subject to strict governmental regulations which materially affect the Company's ability to manufacture and market these products and directly impact the Company's overall prospects. All laser devices to be marketed in interstate commerce are subject to the laser regulations required by the Radiation Control for Health and Safety Act, as administered by the FDA. Such Act imposes design and performance standards, labeling and reporting requirements, and submission conditions in advance of marketing for all medical laser products. The Company's laser systems produced for medical use require PMA by the FDA before the Company can ship its laser systems for use in the U.S. Each separate medical device requires a separate FDA submission, and specific protocols have to be submitted to the FDA for each claim made for each medical device.

      If and when the Company's laser systems receive PMA approval by the FDA, the Company will be required to obtain GMP clearance with respect to its manufacturing facilities. These regulations impose certain procedural and documentation requirements upon the Company with respect to its manufacturing and quality assurance activities. The Company's facilities will be subject to inspections by the FDA, and if any noncompliance with GMP guidelines is noted during facility inspections, the marketing of the Company's laser products may be adversely affected. In addition, if any of the Company's suppliers of significant components or sub-assemblies cannot meet the quality requirements of the Company, the Company could be delayed in producing commercial systems for the U.S. market.

      Additionally, product and procedure labeling and all forms of promotional activities are subject to examination by the FDA, and current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. Noncompliance with these requirements may result in warning letters, fines, injunctions, recall or seizure of products, suspension of manufacturing, denial or withdrawal of PMAs, and criminal prosecution.

      Laser products marketed in foreign countries are often subject to local laws governing health product development processes which may impose additional costs for overseas product development. In particular, all member countries of the European Economic Union ("EU") require CE Mark certification of compliance with the EU medical directives as the standard for regulatory approval for sale of laser systems in EU member countries. While the Company's LaserScan 2000 laser system has received CE Mark certification, the Company's LSX laser system is currently undergoing the CE Mark certification process. Until the Company receives its CE Mark certification with the respect to its LSX laser system, the Company is prohibited from placing the LSX laser system for use in EU member countries. A lengthy delay in CE Mark certification could have a material adverse effect on the business, financial condition, and results of operations of the Company. The Company expects to receive CE Mark certification for its LSX laser system during 1998.

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

      Uncertainty Concerning Patents--International. Should LaserSight Technologies' lasers infringe upon any valid and enforceable patents in international markets, then LaserSight Technologies may be required to obtain licenses for such patents. Should such licenses not be obtained, LaserSight Technologies might be prohibited from manufacturing or marketing its excimer lasers in those countries where patents are in effect. The Company's international sales accounted for 93% and 43%, of the Company's total revenues during the six months ended June 30, 1998 and 1997, respectively. In the future, the Company expects its percentage of international sales to be more comparable to the sales percentages which were reported for the six months ended June 30, 1998.

      Uncertainty Concerning Patents--U.S. Two of the Company's competitors, Summit Technology, Inc. ("Summit") and VISX, Inc. ("VISX") formed a United
States partnership, Pillar Point Partners ("Pillar Point"), in 1992 to pool certain of their respective patents related to corneal sculpting technologies. On June 9, 1998, Summit and VISX announced that they had reached agreement on the dissolution of Pillar Point to be effected as soon as possible. As a part of this dissolution, Summit and VISX granted each other a worldwide, royalty free cross-license whereby each party will have full rights to license all existing patents owned by either company relating to laser vision correction for use with their systems.

      Should LaserSight Technologies' lasers infringe upon any valid and enforceable patents held by VISX or Summit in the U.S., then LaserSight
Technologies may be required to obtain a license for such patents and pay royalties and per procedure fees to VISX or Summit for all revenues generated in the U.S. If such licenses are required but not obtained, LaserSight Technologies might be prohibited from manufacturing or marketing its excimer lasers in the U.S. In connection with its March 1996 settlement of litigation with Pillar Point Partners, the Company agreed to notify Pillar Point Partners before the Company begins manufacturing or selling its laser systems in the U.S. As of this date, the Company has not obtained a U.S. license from either of Summit or VISX, and the actual per procedure fee and other terms of any license, if such license is granted, have yet to be determined.

      In addition, there may be other U.S. and foreign patents for which the Company will need to negotiate licenses in order to sell, lease or use the excimer lasers in certain markets. There can be no assurance that the Company or its customers will be successful in securing licenses, including any necessary licenses from Summit or VISX, or that if the Company does obtain licenses, such licenses will be on terms acceptable to the Company. The failure to either obtain required licenses or to obtain licenses on terms favorable to the Company could have a material adverse effect on the business of the Company.

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

      New Products. The Company may experience difficulties that could further delay or prevent the successful development, introduction and marketing of its recently-announced A*D*K, and other new products and enhancements, or that its new products and enhancements will be accepted in the marketplace. As is typical in the case of new and rapidly evolving industries, demand and market acceptance for recently-introduced technology and products are subject to a high level of uncertainty. In addition, announcements of new products (whether for sale in the near future or at some later date) may cause customers to defer purchasing existing Company products.

      Minimum Payments Under A*D*K License Agreement. In addition to the risks relating to the introduction of any new product (see "--New Products") above, the Company's A*D*K is subject to the risk that the Company is required to make certain minimum payments to the licensors under its limited exclusive license agreement relating to the A*D*K. Under that agreement, the Company is required to pay a total of $300,000 in two installments due six and 12 months after the date of the Company's receipt of completed limited production molds for the A*D*K and provide an excimer laser. The Company expects to receive such molds during the third quarter of 1998. In addition, commencing seven months after such date, the Company's royalty payments (50% of its defined gross profits from A*D*K sales) will become subject to a minimum of $400,000 per calendar quarter for a period of eight quarters.

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

Potential Product Liability Claims; Limited Insurance. As a producer of medical devices, the Company may face liability for damages to users of such devices in the event of product failure. The testing and use of human care products entails an inherent risk of negligence or other action. An award of damages in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. While the Company maintains product liability insurance, there can be no assurance that any such liability of the Company will be included within its insurance coverage or that damages will not exceed the limits of its coverage. The Company's "claims made" product liability insurance coverage is limited to $10 million and its general liability insurance coverage is limited to $6,000,000, including up to $5,000,000 of coverage under an excess liability policy. The Company has in the past agreed, and is likely to in the future agree, to indemnify certain medical institutions and personnel thereof conducting and participating in the Company's clinical studies.

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

      Anti-takeover Measures; Potential Adverse Effect on Common Stock Price. The Company's Articles authorize the Company's Board of Directors to issue shares of the Company's Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without any vote or action by the stockholders. The issuance of Preferred Stock under such circumstances could have the effect of delaying or preventing a change in control of the Company. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be created and issued in the future. One of the effects of the provisions described above may be to discourage a future attempt to acquire control of the Company that is not presented to and approved by the Board of Directors, but which a substantial number, and perhaps even a majority of the Company's stockholders, might believe to be in their best interests or in which stockholders might receive a substantial premium for their shares over the current market prices. As a result, stockholders who might desire to participate in such a transaction may not have an opportunity to do so. See "Description of Securities--Series E Preferred Stock;--Stockholder Rights Plan."

Recent Developments

Issuance of Series C Preferred Stock. On June 5, 1998, the Company entered into a Securities Purchase Agreement with The Laser Center Inc. ("TLC"), pursuant to which the Company issued to TLC 2,000,000 shares of the newly-created Series C Convertible Preferred Stock (the "Series C Preferred Stock") of the Company with a face value of $4.00 per share, resulting in an aggregate offering price of $8 million. The Series C Preferred Stock is convertible on a fixed, one-for-one basis, subject to customary anti-dilution adjustments, into 2,000,000 shares of Common Stock, at the option of TLC at any time until June 5, 2001, on which date all shares of Series C Preferred Stock then outstanding will automatically be converted into an equal number of shares of Common Stock. See "Description of Securities--Series C Preferred Stock." A portion of the proceeds received by the Company in connection with the issuance of the Series C Preferred Stock was used to repurchase of the outstanding Series B Preferred Stock. The Company's strategic business relationship with TLC will allow the Company to develop its mobile refractive laser strategy.

Issuance of Series D Preferred Stock. On June 12, 1998, the Company entered into a Securities Purchase Agreement with Pequot Private Equity Fund, L.P., Pequot Scout Fund, L.P., and Pequot Offshore Private Equity Fund, Inc. (collectively, the "Pequot Funds"), whereby the Company issued, collectively, to the Pequot Funds 2,000,000 shares of the newly-created Series D Convertible Preferred Stock (the "Series D Preferred Stock") of the Company with a face value of $4.00 per share, resulting in an aggregate offering price of $8 million. The Series D Preferred Stock is convertible on a one-for-one basis into an equal number of shares of Common Stock, subject to certain anti-dilution adjustments, at the option of the Pequot Funds at any time until June 12, 2001, on which date all shares of Series D Preferred Stock then outstanding will automatically be converted into an equal number of shares of Common Stock. See "Description of Securities--Series D Preferred Stock."

                           PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

         Certain legal proceedings against the Company are described in Item 3 (Legal Proceedings) of the Company's Form 10-K for the year ended December 31, 1997.

ITEM 2   CHANGES IN SECURITIES


         a) As previously reported, the Company completed private placements of its Series C and D Preferred Stock in 1998.

             The Series C Preferred Stock is convertible on a fixed, one-for-one basis (subject to anti-dilution adjustments upon the occurrence of a stock split, stock dividend or similar event) into 2,000,000 shares of the Company's common stock, par value $.001 per share ("Common Stock"), at the option of TLC at any time until June 5, 2001, on which date all shares of Series C Preferred Stock then outstanding will automatically be converted into shares of Common Stock.

             The TLC Agreement provides that so long as TLC continues to be the record holder of at least 5% of the Company's then outstanding Common Stock or Series C Preferred Stock which is convertible into at least 5% of the Company's then outstanding Common Stock, TLC shall have the right to participate in any below-market equity financing transaction so as to maintain its percentage ownership of the outstanding Common Stock immediately prior to the closing of such financing. The following issuances of the Company's securities, however, do not constitute a below-market third party financing for purposes of this provision: (i) the grant of options or warrants, or the issuance of securities, under any employee or director stock option, stock purchase or restricted stock plan of the Company, (ii) the issuance of Common Stock pursuant to any contingent obligation of the Company existing as of June 5, 1998,
             (iii) the issuance of securities upon the exercise or conversion of the Company's options, warrants or other convertible securities outstanding as of June 5, 1998, (iv) the declaration of a rights dividend to holders of Common Stock in connection with the adoption of a stockholder rights plan, (v) the issuance of securities in connection with a merger, acquisition, joint venture or similar arrangement, or (vi) the issuance of the Company's Series D Convertible Participating Preferred Stock (the "Series D Preferred Stock").

             The TLC Agreement also provides that TLC has the right to nominate one candidate to stand for election as a member of the Company's Board of Directors for as long as TLC owns at least 7.5% of the Company's outstanding Common Stock or Series C Preferred Stock which is convertible into 7.5% of the Company's outstanding Common Stock.

             The Series D Preferred Stock is convertible on a one-for-one basis into an equal number of shares of Common Stock, subject to certain anti-dilution adjustments described below, at the option of the Pequot Funds at any time until June 12, 2001, on which date all shares of Series D Preferred Stock then outstanding will automatically be converted into shares of Common Stock.

             The Series C Preferred Stock and the Series D Preferred Stock generally have similar rights and preferences. However, unlike the holders of the Series C Preferred Stock, the holders of the Series D Preferred Stock are entitled to certain anti-dilution adjustments if the Company issues or sells any shares of Common Stock (or Common Stock equivalents) before June 12, 2001 at a price per share (or having a conversion or exercise price per share) less than the $4.00 per share. In the event of such an issuance, subject to all applicable listing rules of The Nasdaq Stock Market, the conversion price of the Series D Preferred Stock will be adjusted in order to allow the Series D Preferred Stock to convert into that number of shares of Common Stock which will maintain the Series D Preferred Stock holders' percentage level of ownership of the Company's Common Stock outstanding (including Series C Preferred Stock and Series D Preferred Stock which is convertible into Common Stock) as such ownership exists immediately prior to such below-market issuance. This anti-dilution adjustment only relates to the conversion price of the Series D Preferred Stock and does not result in adjustments to the number of shares of Common Stock held by the holders of the Series D Preferred Stock. This anti-dilution adjustment will not be triggered by the issuance of the Company's securities under the following circumstances (collectively, the "Excluded Securities"): (i) a public offering of the Company's equity securities, (ii) the grant of options or warrants, or the issuance of securities, under any employee or director stock option, stock purchase or restricted stock plan of the Company,
             (iii) the issuance of Common Stock pursuant to any contingent obligation of the Company existing as of June 12, 1998, (iv) securities issued upon the exercise or conversion of the Company's options, warrants or other convertible securities outstanding as of June 12, 1998, (v) declaration of a rights dividend to holders of Common Stock in connection with the adoption of a stockholder rights plan by the Company, and (vi) securities issued in connection with a merger, acquisition, joint venture or similar arrangement which is approved by a majority of the Company's Board of Directors that are not then employees of the Company (the "Outside Directors"), and (vii) securities issued in connection with the establishment of a strategic relationship which is approved by a majority of the Outside Directors.

             The holders of the Series D Preferred Stock have, in addition to the voting rights of the Series C Preferred Stock, the exclusive right, voting separately as a single class to elect one director (the "Series D Preferred Director") of the Company, with the remaining directors to be elected by the other classes of stock entitled to vote therefore at each meeting of stockholders held for the purpose of electing directors. The right of the holders of Series D Preferred Stock to vote for the election of directors may be exercised at any annual meeting or at any special meeting called for such purpose or at any adjournment thereof, or by the written consent, delivered to the Secretary of the Company, of the holders of a majority of all shares of Series D Preferred Stock outstanding as of the record date of such written consent. The voting rights with respect to the Series D Preferred Director will terminate and thereafter be of no force or effect if on any date the Board of Directors fixes the record date for a meeting of the Company's stockholders at which directors will be elected (the "Determination Date"), that number of full shares of Common Stock into which all then outstanding shares of Series D Preferred Stock, if any, could be converted pursuant to the term of the Series D Preferred Stock is less than 7.5% of all then outstanding shares of Common Stock on the Determination Date.

             Upon termination of the voting rights with respect to the Series D Preferred Director pursuant to the terms of the Series D Preferred Stock, the Series D Preferred Director then in office will serve until the date of the Company's next meeting at which directors are elected. Thereafter, so long as the holders of the Series D
             Preferred Stock own in the aggregate at least 7.5% of the outstanding Common Stock as of any Determination Date (for purposes of this calculation all shares of Series D Preferred Stock shall be deemed to be converted to shares of Common Stock pursuant to the terms of the Series D Preferred Stock) then the holders of the Series D Preferred Stock shall have the right to designate a nominee (who is reasonably acceptable to the Company's Board of Directors) to stand for election as a director at the next meeting of the Company's stockholders at which directors will be elected. If such nominee is elected but does not serve such nominee's complete term on the Company's Board of Directors by reason of the resignation, death, removal or inability to serve, then holders of the Series D Preferred Stock shall be entitled to designate a successor (who is reasonably acceptable to the Company's Board of Directors) to fill such vacancy until the next meeting for the election of directors. If such nominee is not elected to the Board, the holders of the Series D Preferred Stock will, in addition to those rights described in the following paragraph, be entitled to appoint an additional Non-Voting Observer (as defined below). For purposes of this provision the phrase "outstanding Common Stock" shall mean the Common Stock shown as outstanding on the Company's Quarterly Report on Form 10-Q for the most recent quarter and shall not be determined on a dilutive basis.

         b)  Not applicable.

         c) During the second quarter ended June 30, 1998, the Company issued 105,820 shares of Common Stock to purchase substantially all of the assets, and assumed certain liabilities, of a medical products company. For further information, see Note 9 of Notes to Condensed Consolidated Financial Statements.

             The issuance and sale of all such shares was intended to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the "Securities Act") by virtue of Section 4(2) thereof due to, among other thing, (I) the limited number of persons to whom the shares were issued, (ii) the distribution of disclosure documents to all investors, (iii) the fact that each such person represented the shares for investment only and not with a view to the resale or distribution thereof, and
             (iv) the fact that certificates representing the shares were issued with a legend to the effect that such shares had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 30, 1998, at the Company's annual meeting of shareholders, the following members were elected to the Board of Directors:

                                                 Votes For        Votes Withheld
                                                 ---------        --------------

         J. Richard Crowley                      7,628,694           110,954
         Michael R. Farris                       7,631,439           108,209
         Richard C. Lutzy                        7,635,189           104,459
         Francis E. O'Donnell, Jr., M.D.         7,635,189           104,459
         Thomas Quinn                            7,635,189           104,459
         David T. Pieroni                        7,630,639           109,009
         Terry Fuller, Ph.D.                     7,631,689           107,859

         Amendment of conversion terms of the Company's former Series B Convertible Participating Preferred stock and the reduction of the exercise price of the warrants issued to the Series B Preferred shareholders was ratified as follows:

                      Votes For                 7,357,914
                      Votes Against               276,278
                      Abstain                     105,456

         Amendment of the 1996 Equity Incentive Plan was ratified as follows:

                      Votes for                 7,268,785
                      Votes Against               386,765
                      Abstain                      84,098

         A proposal to appoint KPMG Peat Marwick LLP as auditors was ratified as follows:

                      Votes for                 7,613,149
                      Votes Against                73,049
                      Abstain                      53,450

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

10.37 Securities Purchase Agreement, dated June 5, 1998, by and between LaserSight Incorporated and TLC The Laser Center, Inc. (filed as
         Exhibit 99.1 to the Company's Form 8-K filed on June 25, 1998*).

10.38 Securities Purchase Agreement, dated June 5, 1998, by and between LaserSight Incorporated and Pequot Funds (filed as Exhibit 99.5 to the Company's Form 8-K filed on June 25, 1998*).

Exhibit 11        Statement of Computation of Loss Per Share

Exhibit 27        Financial Data Schedule


----------------------
*Incorporated herein by reference.  File No. 0-19671.


         b) Reports on Form 8-K

         On June 8, 1998, the Company filed with the Commission a Current Report on Form 8-K regarding the press release issued by the Company dated June 8, 1998 reporting the TLC investment and plans to launch mobile excimer laser business.

         On June 16, 1998 the Company filed with the Commission a Current Report on Form 8-K regarding the press release issued by the Company dated June 16, 1998 reporting the Dawson Samberg Capital Managemnt Funds investment.

         On June 25, 1998 the Company filed with the Commission a Current Report on Form 8-K regarding the Securities Purchase Agreement and related documents dated June 5, 1998 by and between LaserSight Incorporated and TLC The laser Center, Inc. and the Securities Purchase Agreement and related documents dated June 12, 1998 among LaserSight Incorporated and Pequot Private Equity Fund, L.P., Pequot Scout Fund, L.P., Pequot Offshore Private Equity Fund, Inc.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    LaserSight Incorporated





 Dated:   August 14, 1998
      ---------------------                          By: /s/Michael R. Farris
                                                         -----------------------
                                                         Michael R. Farris,
                                                         Chief Executive Officer



Dated:    August 14, 1998                            By: /s/ Gregory L. Wilson
     ----------------------                              -----------------------
                                                         Gregory L. Wilson,
                                                         Chief Financial Officer