Form 10-Q/A
period 1998-06-30
LASERSIGHT INC /DE
filed 1998-08-19
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1998.



                                       or

[   ]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
       Exchange Act of 1934. For the Transition period from __________________ to ________________________.

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



            3300 University Blvd., Suite 140, Orlando, Florida 32792
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (407) 678-9900
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X            No
   -----             -----


         The Number of shares of the registrant's Common Stock outstanding as of August 13, 1998 is 12,970,135.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends and restates previously filed information contained in Part I, Items 1 and 2, and Part II, Items 1 through 6. The amendment and restatement was necessitated due to an inadvertent administrative error in connection with the preparation of this quarterly report for filing with the SEC via Edgar.



                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

Except for the historical information contained herein, the discussion in this Report contains forward-looking statements (within the meaning of Section 21E of the Exchange Act) that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties and Other Issues" in this report and in the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (file no. 333-59369) filed on July 17, 1998.

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

                Item 4.     Submission of  Matters to a Vote of Security Holders

                Item 5.     Other Information

                Item 6.     Exhibits and Reports on Form 8-K



                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        June 30,           December 31,
                                                            ASSETS                        1998                 1997
                                                                                     ---------------    --------------
CURRENT ASSETS                                                                         (Unaudited)
  Cash and cash equivalents                                                             $12,444,856        $3,858,400
  Marketable equity securities                                                                    0        7,475,000
  Accounts receivable - trade, net                                                        6,149,872         2,649,202
  Notes receivable - current portion, net                                                 4,788,872         3,762,341
  Inventories                                                                             5,965,282         4,348,235
  Deferred tax assets                                                                       512,813           571,009
  Other current assets                                                                      216,108           219,723
                                                                                     ---------------    --------------
                                                       TOTAL CURRENT ASSETS              30,077,803        22,883,910

Restricted cash                                                                             194,000           200,000
Notes receivable, less current portion, net                                               2,197,076         2,380,193
Property and equipment, net                                                               1,463,042         1,354,168
Patents, net                                                                              4,745,424        11,275,289
Pre-market approval application, net                                                      2,291,134         2,571,682
Goodwill, net                                                                             6,815,177         7,077,491
Other assets, net                                                                         2,123,763         2,718,340
                                                                                     ---------------    --------------
                                                                                        $49,907,419       $50,461,073
                                                                                     ===============    ==============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                       $1,714,398        $2,142,979
  Note payable, less discount                                                                     0         1,758,333
  Accrued expenses                                                                        2,663,575         2,782,521
  Accrued commissions                                                                     1,358,914         1,230,474
  Income tax payable                                                                         11,409         1,255,491
  Deferred royalty revenue, current portion                                                 400,000                 0
  Other current liabilities                                                                 799,673           984,412
                                                                                     ---------------    --------------
                                                  TOTAL CURRENT LIABILITIES               6,947,969        10,154,210

Refundable deposits                                                                         194,000           200,000
Accrued expenses, less current portion                                                      526,316           518,730
Deferred royalty revenue, less current portion                                              633,334                 0
Deferred income taxes                                                                       512,813           571,009
Long-term obligations                                                                       500,000           500,000
Commitments and contingencies

Redeemable convertible preferred stock:
 Series B - par value $.001 per share; authorized 1,600 shares: 0 and 1,295
   issued and outstanding at June 30, 1998 and December 31, 1997, respectively                    0        11,477,184


Stockholders' equity:
Convertible preferred stock:
Series C - par value $.001 per share; authorized 2,000,000 shares;
  2,000,000 and zero issued and outstanding at June 30, 1998 and
  December 31, 1997, respectively                                                             2,000                 0
Series D - par value $.001 per share; authorized 2,000,000 shares;
  2,000,000 and zero issued and outstanding at June 30, 1998 and
  December 31, 1997, respectively                                                             2,000                 0
Common stock - par value $.001 per share; authorized 40,000,000 shares;
  12,867,912 and 10,149,872 shares issued at June 30,1998 and December
  31, 1997, respectively                                                                     12,868            10,150
Additional paid-in capital - common stock                                                57,873,297        40,045,564
Stock subscription receivable                                                            (1,140,000)       (1,140,000)
Accumulated deficit                                                                    ( 15,580,294)      (11,865,914)
Accumulated other comprehensive income - unrealized gain                                          0           604,500
Less treasury stock, at cost;  155,200 and 165,200 common shares at June
  30, 1998 and December 31, 1997, respectively                                             (576,884)         (614,360)
                                                                                     ---------------    --------------
                                                                                         40,592,987        27,039,940
                                                                                     ---------------    --------------
                                                                                        $49,907,419       $50,461,073
                                                                                     ===============    ==============

   See accompanying notes to the condensed consolidated financial statements.


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended                        Six Months Ended
                                                        June 30,                                 June 30,
                                          -------------------------------------     ------------------------------------
                                               1998                 1997                 1998                1997
                                          ---------------      ----------------     ----------------    ----------------

REVENUES:
    PRODUCTS                                  $4,781,319             2,130,698            8,826,002           5,684,543
    SERVICES                                     167,661             3,277,874              366,197           6,242,171
                                          ---------------      ----------------     ----------------    ----------------
                                               4,948,980             5,408,572            9,192,199          11,926,714
COST OF REVENUE:
    PRODUCT COST                               1,713,301               821,705            2,889,621           1,865,503
    COST OF SERVICES                              73,771             2,129,318              161,127           4,303,705
                                          ---------------      ----------------     ----------------    ----------------

GROSS PROFIT                                   3,161,908             2,457,549            6,141,451           5,757,506

RESEARCH, DEVELOPMENT AND REGULATORY
  EXPENSES                                       743,788               550,427            1,561,344             912,631

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                     4,185,434             3,851,210            7,932,483           7,424,706
                                          ---------------      ----------------     ----------------
                                                                                                        ----------------

LOSS FROM OPERATIONS                         (1,767,314)           (1,944,088)          (3,352,376)         (2,579,831)

OTHER INCOME AND EXPENSES
  Interest and dividend income                   111,442               100,507              226,298             197,871
  Interest expense                             (324,020)             (368,529)            (720,541)           (428,172)
  Gain on sale of investments and
  subsidiaries                                   150,076             (230,400)              364,452           (280,400)
      and other
                                          ---------------      ----------------     ----------------    ----------------

NET LOSS BEFORE INCOME TAXES                 (1,829,816)           (2,442,510)          (3,482,167)         (3,090,532)

INCOME TAX EXPENSE (BENEFIT)                    (78,943)                    0              232,213                   0
                                          ---------------      ----------------     ----------------    ----------------

NET LOSS                                     (1,750,873)           (2,442,510)          (3,714,380)         (3,090,532)

CONVERSION DISCOUNT ON
    PREFERRED STOCK                            (833,500)                    0            (858,872)                   0

PREFERRED STOCK ACCRETION
   AND DIVIDEND REQUIRED                     (1,653,832)               (3,487)          (2,751,953)            (13,350)
                                          ---------------      ----------------     ----------------    ----------------

LOSS ATTRIBUTABLE TO COMMON
   SHAREHOLDERS                             ($4,238,205)           (2,445,997)          (7,325,205)         (3,103,882)
                                          ===============      ================     ================    ================

LOSS PER COMMON SHARE
  Basic:                                         ($0.34)               ($0.26)              ($0.64)             ($0.34)
                                          ===============      ================     ================    ================
  Diluted:                                       ($0.34)               ($0.26)              ($0.64)             ($0.34)
                                          ===============      ================     ================    ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING
  Basic:                                      12,626,000             9,381,000           11,478,000           9,103,000
                                          ===============      ================     ================    ================
  Diluted:                                    12,626,000             9,381,000           11,478,000           9,103,000
                                          ===============      ================     ================    ================

      See accompanying notes to condensed consolidated financial statements.


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                                    1998                 1997
                                                                              -----------------    ------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                                       $ (3,714,380)         $ (3,090,532)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                      1,881,290               966,793
  Gain on sale of investments and subsidiaries                                       (364,452)                     0
  Decrease (increase) in accounts and notes receivable                             (4,198,124)               683,501
  Increase in inventories                                                            (390,366)             (448,155)
  Increase (decrease) in accounts payable                                            (494,155)               288,911
  Increase (decrease) in accrued expenses                                            (282,712)               418,779
  Income taxes                                                                       (873,582)               742,036
  Deferred royalties                                                                 1,033,334                     0
  Other                                                                                214,438             (336,414)
                                                                              -----------------    ------------------

NET CASH USED IN OPERATING ACTIVITIES                                              (7,188,709)             (775,081)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment, net                                           (289,442)             (350,593)
  Net proceeds from exclusive and non-exclusive license
  of patents                                                                         6,170,000                    0
  Proceeds from sale of investments                                                  6,527,452                    0
  Transfer to restricted cash account                                              (4,200,000)                    0
  Proceeds from restricted cash account                                              4,228,000                    0
  Purchase of managed care contract                                                          0             (150,000)
                                                                              -----------------    ------------------

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES
                                                                                    12,436,010             (500,593)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options                                               31,600                49,088
  Repurchase of preferred stock                                                    (10,512,000)                    0
  Proceeds from issuance of notes payable, net                                               0             3,414,142
  Repayments of notes payable                                                       (2,000,000)           (1,000,000)
  Repayments of capital lease obligation                                                     0               (99,888)
  Proceeds from issuance of preferred stock, net                                    15,819,555                     0
                                                                              -----------------    ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            3,339,515             2,363,342
                                                                              -----------------    ------------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                8,586,456             1,087,668

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                3,858,400             2,003,501
                                                                              -----------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 12,444,856           $ 3,091,169
                                                                              =================    ==================

   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
            STATEMENTS Six Month Periods Ended June 30, 1998 and 1997


NOTE 1   BASIS OF PRESENTATION

                  The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (the Company) as of June 30, 1998, and for the three and six month periods ended June 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

NOTE 2   PER SHARE INFORMATION

                  Basic loss per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied). Diluted loss per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase Common Stock, and convertible Preferred Stock and are included in the computation using the treasury stock method if they would have a dilutive effect.

NOTE 3   ADOPTION OF NEW ACCOUNTING STANDARD

                  The Company adopted the provisions of the Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 requires companies to classify items defined as "other comprehensive income" by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company has presented information for all periods reported below to conform to this standard.




                                                          Three Months Ended                 Six Months Ended
                                                     June 30, 1998    June 30, 1997    June 30, 1998  June 30, 1997

                    Net loss                          ($1,750,873)      (2,442,510)      (3,714,380)      (3,090,532)

                    Other comprehensive loss:

                         Reversal of unrealized
                         gain on marketable
                         securities (net of
                         tax of $353,675 and
                         $353,675, respectively)          (577,048)               0         (577,048)               0

                         Reclassification
                          adjustment for losses
                         (gains) included in net
                         loss (net of tax of
                         $(59,172) and $16,825,
                         respectively)                     96,543                0          (27,452)               0
                                                      ------------      -----------      -----------      -----------

                    Comprehensive loss                ($2,231,378)      (2,442,510)      (4,318,880)      (3,090,532)
                                                      ============      ===========      ===========      ===========

NOTE 4   INVENTORIES


                  Inventories, which consist primarily of excimer and erbium laser systems, and related parts and components, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories at June 30, 1998 and December 31, 1997 are summarized as follows:

                                                                   June 30, 1998           December 31, 1997
                                                                   -------------           -----------------

                    Raw materials - excimer related                   $3,715,488                 3,058,782
                    Raw materials - erbium related                       716,114                         0
                    Work-in-process - excimer related                    160,579                   263,353
                    Work-in-process - erbium related                     459,424                         0
                    Finished goods - excimer related                     675,045                   862,775
                    Finished goods - erbium related                       99,000                         0
                    Test equipment-clinical trials                       187,497                   263,325
                    Training/show units - erbium related                 273,395                         0
                                                                 ---------------           ---------------
                                                                       6,286,542                 4,448,235
                    Less reserve for obsolescence                        321,260                   100,000
                                                                 ---------------           ---------------
                                                                      $5,965,282                 4,348,235
                                                                 ===============           ===============


NOTE 5            MARKETABLE EQUITY SECURITIES

                  Through June 30, 1998, the Company received net proceeds of $6,527,452 in exchange for the sale of shares of Vision Twenty-One, Inc. (Vision 21) common stock received in connection with the December 1997 sale of MEC Health Care, Inc. (MEC) and LSI Acquisition, Inc. (LSIA) to Vision 21. Through June 30, 1998, the Company realized a gain on the sale of such stock of $27,452. The Company is pursuing mediation and, if necessary, binding arbitration related to additional amounts believed due from Vision 21 pursuant to the Stock Distribution Agreement between the companies.

NOTE 6            SALE OF INTERNATIONAL PATENT RIGHTS

                  On February 10, 1998, the Company closed a transaction for the sale of certain rights in certain patents to Nidek Co., Ltd. (Nidek) in exchange for $6.3 million in cash (of which $200,000 was withheld for the payment of Japanese taxes). The Company transferred all rights in those patents issued in countries outside of the United States (U.S.) but retained the exclusive right to use and sublicense the non-U.S. patents in all fields other than ophthalmic, cardiovascular and vascular. In addition, the Company has granted a non-exclusive license to use those patents issued in the U.S., which resulted in $1.2 million of deferred royalties that will be amortized to income over three years. The transaction did not result in any current gain or loss, but reduced the Company's amortization expense over the remaining useful life (approximately 8 years) of the U.S. patents.

NOTE 7            COMMITMENTS AND CONTINGENCIES

                  In conjunction with the Company's acquisition of a laser in situ keratomileusis (LASIK) Pre-Market Approval (PMA) application from Photomed, Inc. (Photomed), several contingent payment obligations included in the transaction are based on U.S. Food and Drug Administration (FDA) approval. If the FDA approved the acquired PMA application and the commercial sale in the U.S. of the laser device covered by the PMA by July 29, 1998, the Company would have been obligated to pay $1.75 million to the sellers. The FDA approved the laser for single site use, though not for commercial sale, on July 30, 1998. If the FDA approves the use of any Company laser for the treatment of hyperopia, the Company may be obligated to issue to the sellers unregistered Common Stock valued at $1 million. If the Company's scanning laser had been approved by the FDA for commercial sale in the U.S. on or before April 1, 1998, the Company would have been obligated to pay $1 million to the sellers. Approval after such date will result in a correspondingly smaller obligation until January 1, 1999, when no payment will be required. Based on the timing and scope of the FDA approval of the acquired PMA application, the Company and representatives of Photomed have agreed to discuss restructuring these payment obligations. Such revised structure has not been finalized as of August 13, 1998.

NOTE 8            STOCKHOLDERS' EQUITY

                  TLC Private Placement

                  On  June  5,  1998,  the  Company  entered  into a  Securities
                  Purchase  Agreement  with TLC The  Laser  Center  Inc.  (TLC), pursuant  to which  the  Company  issued  2,000,000  shares of newly-created Series C Convertible Participating Preferred Stock (Series C Preferred Stock) with a face value of $4.00 per share, resulting in an aggregate offering price of $8 million. The Series C Preferred Stock is convertible by TLC on a fixed, one-for-one basis into 2,000,000 shares of Common Stock at any time until June 5, 2001, on which date all shares of Series C Preferred Stock then outstanding will automatically be converted into shares of Common Stock.

                  The net proceeds to the Company, after deduction of costs of issuance, was approximately $7.9 million. The net proceeds were partially used to repurchase all 525 outstanding shares of its Series B Convertible Participating Preferred Stock (Series B Preferred Stock) on June 5, 1998 for approximately $6.3 million, including a 20% premium.

                  Pequot Private Placement

                  On June 12, 1998, the Company entered into a Securities Purchase Agreement with Pequot Private Equity Fund, L.P., Pequot Scout Fund, L.P., and Pequot Offshore Private Equity Fund, Inc. (Pequot Funds), pursuant to which the Company issued, collectively, 2,000,000 shares of the newly-created Series D Convertible Participating Preferred Stock (Series D Preferred Stock) with a face value of $4.00 per share, resulting in an aggregate offering price of $8 million. The Series D Preferred Stock is convertible by the Pequot Funds on a one-for-one basis into 2,000,000 shares of Common Stock at any time until June 12, 2001, on which date all shares of Series D Preferred Stock then outstanding will automatically be converted into shares of Common Stock. The Series D Preferred Stock is subject to certain anti-dilution adjustments if the Company issues or sells shares of Common Stock before June 12, 2001 at a price per share less than $4.00.

                  The net proceeds to the Company, after deduction of costs of issuance, was approximately $7.9 million.

                  Series B Preferred Stock Repurchase

                  On June 5, 1998, the Company repurchased the remaining 525 shares of Series B Preferred Stock, representing an aggregate face amount of $5,250,000, using proceeds from the issuance of Series C Preferred Stock, at a 20% premium. Prior to such date, the holders of Series B Preferred Stock had converted 419 shares of Series B Preferred Stock into 2,392,220 shares of Common Stock. In February 1998, Series B Preferred shareholders had exercised an option to require the Company to repurchase 351 shares of Series B Preferred Stock, also at a 20% premium, using proceeds from the sale of international patent rights (see Note 6).

                  The amount of the repurchase price in excess of the carrying value of the Series B Preferred Stock repurchased and a pro rata portion of Series B Preferred Stock-related financing costs increased the loss attributable to common shareholders for the three and six month periods ended June 30, 1998.

NOTE 9            ACQUISITION

                  On April 15, 1998, the Company and Schwartz Electro-Optics, Inc. (SEO) completed an acquisition whereby the Company purchased substantially all of the assets, and assumed certain liabilities, of SEO's medical products division (the Division) in exchange for 305,820 shares of the Company's Common Stock. The Company is contingently obligated to issue up to 223,280 additional shares on April 15, 1999 if its five day average Common Stock price is not then $5.00 or greater. The value of the acquisition was $1,250,000. The Division develops, tests, manufacturers, assembles, and sells lasers and their related equipment, accessories, parts, and software for medical and medical research applications. The Division's primary focus is erbium lasers, which are primarily used to perform dermatology procedures.

                  The acquisition was accounted for using the purchase method. Accordingly, the Division's results of operations are included in the Company's consolidated financial statements subsequent to the acquisition date. The fair value of the purchase consideration was determined at the date of acquisition and was recorded at that time. If and when the additional shares are issued in April 1999, the entry will be to record the par value of shares issued in Common Stock with the offset to additional paid-in capital. The acquisition did not have a material effect on the assets or operations of the Company.

NOTE 10           NOTES PAYABLE

                  On June 5, 1998, the Company repaid its note payable to Foothill Capital Corporation (Foothill) of $2,000,000 and also terminated its line of credit arrangement with Foothill.

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue. The following tables present the Company's revenue by major operating segments: technology related and health care services for the three and six month periods ended June 30, 1998 and 1997.

                                            For the Three Month                          For the Three Month
                                                Period Ended                                 Period Ended
                                               June 30, 1998                                June 30, 1997
                                               -------------                                -------------

                                           Revenue           % of Total                 Revenue          % of Total
                                           -------           ----------                 -------           ----------

Technology                                $4,781,319                97%                 $2,130,698               39%
Health care services                         167,661                 3%                  3,277,874               61%
                                          ----------               ----                 ----------              ----

Total revenue                             $4,948,980               100%                 $5,408,572              100%
                                          ==========               ====                 ==========              ====


                                             For the Six Month                            For the Six Month
                                                Period Ended                                 Period Ended
                                               June 30, 1998                                June 30, 1997
                                               -------------                                -------------

                                            Revenue          % of Total                  Revenue           % of Total
                                            -------          ----------                  -------           ----------

Technology                                $8,826,002                96%                 $5,684,543               48%
Health care services                         366,197                 4%                  6,242,171               52%
                                          -----------              ----                -----------              ----

Total revenue                             $9,192,199               100%                $11,926,714              100%
                                          ==========               ====                ===========              ====

Revenue in the second quarter of 1998 was $4,948,980, compared to $5,408,572 (for a decrease of $459,592) over the same period in 1997. Revenue for the six-month period ended June 30, 1998, respectively, decreased by $2,734,515 to $9,192,199 from the same period in 1997. Technology revenues increased $2,650,621 and $3,141,459 during the three and six month periods ended June 30, 1998, respectively, compared to the same periods in 1997. These revenue increases were a result of (i) a higher level of laser system sales during the three and six month periods ended June 30, 1998; (ii) a seven percent increase in the average selling price of laser systems resulting from increased sales of the Company's higher-priced LSX model and fewer sales of the lower-priced LS-300 model; (iii) an increase in revenues generated from the sale of service contracts; and (iv) revenues generated from royalty payments earned on intellectual property agreements. Fifteen laser systems were sold in the second quarter of 1998 compared to eight system sales during the second quarter of 1997. Twenty-nine laser systems were sold during the six-month period ended June 30, 1998, compared to 23 systems sold during the same period in 1997.

More than offsetting the increases in technology revenues were decreases in health care services revenue ($3,110,213 and $5,875,974 for the three and six month periods ended June 30, 1998 compared to the same periods in 1997), which was attributable to the sale of MEC and LSIA to Vision 21 in a transaction effective as of December 1, 1997. These two subsidiaries contributed $2,857,684 and $5,590,103 in revenues during the three and six month periods ended June 30,

1997, respectively. All of the Company's health care services revenue for the first six months of 1998 was provided by MRF, Inc., d/b/a The Farris Group
(TFG). Net revenue for TFG in the second quarter of 1998 was $167,661 compared to $420,190 (for a decrease of $252,529) over the same period in 1997. This decrease was accompanied by a $224,449 reduction in expenses over the same three month period in 1997. Net revenue for TFG during the six month period ended June 30, 1998, was $366,197 compared to $652,068 (for a decrease of $285,871) over the same period in 1997. That decrease was accompanied by a $370,578 reduction in expenses over the same period in 1997.


Cost of Revenue; Gross Profits. The following tables present a comparative analysis of cost of revenue, gross profit and gross profit margins for three and six month periods ended June 30, 1998 and 1997.

                                              For the Three Month                            For the Three Month
                                                  Period Ended                                   Period Ended
                                                 June 30, 1998          Percent Change          June 30, 1997
                                                 -------------          --------------          -------------

Product cost                                      $   1,713,301              109 %                 $   821,705
Cost of services                                         73,771              (97 %)                  2,129,318
Gross profit                                          3,161,908               29 %                   2,457,549
Gross profit percentage                                    64 %                                           45 %

Products only                                         3,068,018              134 %                   1,308,993
                                                           64 %                                           61 %

                                               For the Six Month                              For the Six Month
                                                  Period Ended                                   Period Ended
                                                 June 30, 1998          Percent Change          June 30, 1997
                                                 -------------          --------------          -------------

Product cost                                         $2,889,621              55 %                   $1,865,503
Cost of services                                        161,127             (96 %)                   4,303,705
Gross profit                                          6,141,451              (7 %)                   5,757,506
Gross profit percentage                                    67 %                                           48 %

Products only                                         5,936,381               55 %                   3,819,040

                                                           67 %                                           67 %


Gross profit margins were 64% of net sales in the second quarter of 1998 compared to 45% for the same period in 1997. For the six month periods ended June 30, 1998 and 1997, gross profit margins were 67% and 48%, respectively. The gross margin increase is primarily attributable to the sale of MEC and LSIA to Vision 21 in a transaction effective as of December 1, 1997. Those two subsidiaries operated at a gross margin of 29% and 27% for the three and six month periods ended June 30, 1998 and 1997, respectively.

Research, Development and Regulatory Expense. The following tables present a comparative analysis of research, development and regulatory expenses for the three and six-month periods ended June 30, 1998 and 1997.

                                          For the Three Month                                For the Three Month
                                              Period Ended                                       Period Ended
                                             June 30, 1998             Percent Change           June 30, 1997
                                             -------------             --------------           -------------

Research, development
   and regulatory                               $  743,788                   35 %                  $  550,427

As a percentage of technology
   revenues                                           16 %                                               26 %


                                           For the Six Month                                  For the Six Month
                                              Period Ended                                       Period Ended
                                             June 30, 1998             Percent Change           June 30, 1997
                                             -------------             --------------           -------------

Research, development
   and regulatory                             $  1,561,344                    71 %                 $  912,631

As a percentage of technology
   revenues                                           18 %                                               16 %

Research, development and regulatory expenses for the second quarter of 1998 were $743,788, an increase of $193,361, or 35%, from such expenditures during the same period in 1997. Research, development and regulatory expenses for the six month period ended June 30, 1998 increased by $648,713 from $912,631 for the same period in 1997, or 71%. The increase in research, development and regulatory expenses during the three and six month periods ended June 30, 1998, can primarily be attributed to ongoing research and development of new scanning refractive laser systems, including continued development of the LSX and add-on features for the LaserScan 2000, and continued software development for the laser systems. Additionally, the Company has incurred increased costs related to the FDA regulatory approval process, both for its own scanning laser system and the LASIK laser system (for which the Company purchased the rights to manufacture and commercialize if FDA approval is received--see Note 7 of Notes to Condensed Consolidated Financial Statements). Additional costs have been incurred in the clinical and manufacturing validation of the Automated Disposable Keratome ("A*D*K"). Since the initial announcement of the development of the LSX, the Company has solicited and received input from clinical users and prospective customers. This has resulted in modifications to the system, necessitating additional development and testing for clinical validation. As a result of a continuation of the efforts described, the Company expects research, development and regulatory expenses during the remainder of 1998 to remain at levels consistent with those incurred during the first six months of 1998. Regulatory expenses may increase as a result of the Company's continuation of current FDA clinical trials, protocols added during 1997 related to the potential use of the Company's laser systems for treatment of glaucoma, the possible development of additional future protocols for submission to the FDA and the LASIK PMA acquired in July 1997.

Selling, General and Administrative Expenses. The following tables present a comparative analysis of selling, general and administrative expenses for the three and six month periods ended June 30, 1998 and 1997.

                                     For the Three Month                                     For the Three Month
                                         Period Ended                                            Period Ended
                                        June 30, 1998               Percent Change              June 30, 1997
                                        -------------               --------------              -------------

Selling, general and
   Administrative                           $4,185,434                     9 %                     $3,851,210

Percentage of revenues                            85 %                                                   71 %

                                      For the Six Month                                       For the Six Month
                                         Period Ended                                            Period Ended
                                        June 30, 1998               Percent Change              June 30, 1997
                                        -------------               --------------              -------------

Selling, general and
   Administrative                          $7,932,483                      7 %                     $7,424,706

Percentage of revenues                          86  %                                                    62 %

Selling,general and administrative expenses increased by $334,224 for the second quarter of 1998 compared to the same period in 1997. The primary reasons for this increase include increased amortization costs resulting from acquired patents, license agreements and other intangibles ($410,000), related legal fees and royalty fees based on the higher number of laser systems sold. In addition, other increases were necessary to fund the strategic initiatives of the Company and the development of its products and services. Such efforts included enhancements to the customer service, field service, quality assurance and engineering departments. These increases in operating costs were partially offset by the sale of MEC and LSIA ($613,000) and a reduction in the selling, general, and administrative expenses of TFG ($193,000) and corporate offices ($51,000).

Selling, general and administrative expenses increased by $507,777 for the six months ended June 30, 1998 compared to the same period in 1997. The primary reasons for this increase include increased amortization costs resulting from acquired patents, license agreements and other intangibles ($865,000), royalty fees and a higher level of warranties incurred on the sale of its laser systems. In addition, other increases were necessary to fund the strategic initiatives of the Company and the development of its products and services as described above. These increases in operating costs were partially offset by the sale of MEC and LSIA ($1,216,000) and a reduction in the selling, general, and administrative expenses of TFG ($319,000) and corporate offices ($109,000).

Loss From Operations. There was an operating loss of $1,767,314 in the second quarter of 1998 compared to an operating loss of $1,944,088 for the same period in 1997, including TFG's losses (including goodwill amortization) of $134,476 and $106,446, respectively. The improved results are attributed to the higher level of technology sales, partially offset by the sale of MEC and LSIA, which generated income from operations of $220,007 during the 1997 period. The operating loss for the six month period ended June 30, 1998 was $3,352,376 compared to an operating loss of $2,579,831 for the same period in 1997, including TFG's losses (including goodwill amortization) of $340,729 and $425,486, respectively. The decrease in operating results for the six month period ended June 30, 1998, can be attributed to the sale of MEC and LSIA, which generated income from operations of $282,870, and the increases in operating expenses previously described. These reductions were partially offset by the increase in technology generated revenues.

Other Income and Expense. Interest and dividend income was $111,442 in the second quarter of 1998 compared to interest and dividend income of $100,507 for the same period in 1997. Interest and dividend income for the six month period ended June 30, 1998 was $226,298 compared to interest and dividend income of $197,871 for the same period in 1997. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense incurred was $324,020 in the second quarter of 1998 compared to interest expense of $368,529 for the same period in 1997. Interest expense for the six month period ended June 30, 1998 was $720,541 compared to interest expense of $428,172 for the same period in 1997. Interest expense incurred by the Company during the three and six month periods ended June 30, 1998 and 1997 related primarily to the credit facility established with Foothill on April 1, 1997 and repaid in full on June 5, 1998. In addition to interest paid on the outstanding note payable balance, interest expense includes the amortization of deferred financing costs, the accretion of the discount on the note payable, and fees associated with amendments to the original loan agreement. The Company also recorded a gain on the sale of investments and subsidiaries resulting from the sales of Vision 21 common stock and MEC and LSIA.

Income Taxes. For the three months ended June 30, 1998, the Company recorded an income tax benefit of $78,943 compared to no income tax benefit or expense for the same period in 1997. For the six months ended June 30, 1998, the Company recorded income tax expense of $232,213 compared to no income tax benefit or expense over the same period in 1997. The net expense for the six month period is primarily the result of realized gains and $1,200,000 in royalties received for the non-exclusive license of certain patents, the income from which is deferred for accounting purposes.

Net Loss. Net loss for the second quarter of 1998 was $1,750,873 compared to a net loss of $2,442,510 for the same period in 1997. Net loss for the six month period ended June 30, 1998, was $3,714,380 compared to a net loss of $3,090,532 for the same period in 1997. The decrease in net loss for the second quarter of 1998 can be attributed to an increase in technology revenues, partially offset by the effects of the sale of MEC and LSIA. The increase in net loss for the six month period ended June 30, 1998, can be attributed the sale of MEC and LSIA, increases in research, development and regulatory expenses, general and administrative expenses, and income tax expense. These reductions were partially offset by an increase in technology revenues.

Loss Attributable to Common Shareholders. For the three months ended June 30, 1998, the Company's loss attributable to common shareholders was impacted by the premium paid on the repurchase of the 525 remaining shares of Series B Preferred Stock ($1,050,000), the accretion of the financing costs related to such shares ($603,832), and the value of the conversion discount on the Series C Preferred Stock and Series D Preferred Stock ($833,500). The loss attributable to common shareholders for the six months ended June 30, 1998 also includes the impact of the premium paid on the first quarter 1998 repurchase of 351 shares of Series B Preferred Stock ($702,000) and the accretion of the financing costs related to such shares ($396,121).

Loss Per Share. Loss per basic and diluted share increased to ($0.34) for the second quarter of 1998 compared to ($0.26) for the same period in 1997. The loss per basic and diluted share increased to ($0.64) for the six month period ended June 30, 1998, compared to ($0.34) for the same period in 1997. Of the basic and diluted losses per share for the three and six month periods ended June 30, 1998, ($0.20) and ($0.31), respectively, were a result of the value of the conversion discount on preferred stock in accordance with EITF Topic D-60 and accretion and dividend requirements on the Series B Preferred Stock. The weighted average shares outstanding increased primarily due to the conversion of 419 shares of Series B Preferred Stock into Common Stock during the six months ended June 30, 1998.

Liquidity and Capital Resources.

Working capital increased $10,400,134 from $12,729,700 at December 31, 1997 to $23,129,834 as of June 30, 1998. This increase in working capital resulted primarily from the private placement of Series C Preferred Stock and Series D Preferred Stock and an increase in trade accounts and notes receivable offset by accrued commissions. Operating activities used net cash of $7,188,709 during the first six months of 1998, compared to $775,081 of net cash used during the same period in 1997. This increase is primarily attributable to a six month 1998 net loss of $3,714,380 compared to a net loss of $3,090,532 over the same period in 1997, an increase in accounts receivable and notes receivable (primarily the result of slower collections of outstanding receivables and increased payments due at or before installation (including letters of credit) versus upon shipment on first and second quarter sales), significant decreases in accounts payable, accrued liabilities, and income taxes payable, partially offset by an increase in deferred royalty revenue and amortization and depreciation costs. Net cash provided by investing activities during the first six months of 1998 was $12,436,010 compared to $500,593 in net cash used in investing activities over the same period in 1997. Net cash provided by investing activities during the first six months of 1998 can be primarily attributed to proceeds generated from the exclusive licensing of patents and from the sale of Vision 21 common stock resulting from the Company's December 1997 sale of MEC & LSIA, partially offset by the purchase of furniture, equipment and leasehold improvements. Net cash provided from financing activities was $3,339,155 during the first six months of 1998, compared to $2,363,342 over the same period in 1997. Net cash provided from financing activities during the first six months of 1998 resulted from the net proceeds from the Series C Preferred Stock and Series D Preferred Stock issuances, offset by the repurchase of Series B Preferred Stock and the repayment of the note payable to Foothill. Net cash provided by financing activities during the first six months of 1997 consisted of net proceeds from the credit facility with Foothill and the exercise of stock options, offset by the repayment of a note payable to the former owners of MEC and repayment of a capital lease obligation.

The Company believes that its balances of cash and cash equivalents along with operating cash flows will be sufficient to fund its anticipated working capital requirements for the next twelve month period based on modest growth and anticipated collection of receivables. A failure to timely collect a material portion of current receivables could have a material adverse effect on the Company's liquidity. There can be no assurance as to the terms or amount of third-party financing, if any, that the Company's customers may obtain in the future.

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

The Company is receptive to joint venture discussions with compatible companies for the further development of international markets for the Company's products. The Company has no present commitments for joint venture relationships, and no assurance can be given that any such relationships will be secured on terms satisfactory to the Company.

Risk Factors and Uncertainties

The business, results or operations and financial condition of the Company and the market price of the Common Stock may be adversely affected by a variety of factors, including the ones listed under the caption "Risk Factors" in the Company's Registration Statement on Form S-3 (file no. 333-59369) filed on July 17, 1998, and the additional or updated factors listed below:

Shares Eligible For Future Sale. Except as provided below, substantially all of the Company's outstanding Common Stock (12,970,135 shares as of August 13, 1998) is freely tradable without restriction or further registration under the Securities Act, unless such shares are held by "affiliates" of the Company as that term is defined in Rule 144 under the Securities Act. The shares of Common Stock listed below are "restricted securities." Restricted securities may be sold in the public market only if they have been registered under the Securities Act or if their sales qualify for Rule 144 or another available exemption from the registration requirements of the Securities Act.

       o  All shares issued from the conversion of Series B Preferred Stock (the
          "Series  B  Shares")  are  freely   saleable,   subject  only  to  the
          satisfaction of a prospectus delivery requirement.

       o A warrant to purchase 40,673 shares of Common Stock (with an exercise price of $5.81) has been issued to four individuals associated with its placement agent in connection with the placement of the Series B Preferred Stock and shares issuable under such warrant (the "Shoreline Shares") will be freely saleable following such exercise, subject only to the satisfaction of a prospectus delivery requirement.

       o A warrant to purchase 762,616 shares of Common Stock (with an exercise price of $2.71 per share) has been issued to the former holders of the Series B Preferred Stock and shares issuable under such warrant (the "Series B Shares") will be freely saleable following such exercise, subject only to the satisfaction of a prospective delivery requirement. As of August 13, 1998, 140,625 such shares have been exercised.

       o The 535,515 shares issued in an unregistered acquisition transaction in July 1997 (the "Photomed Shares") have become freely tradable, subject only to a prospectus delivery requirement.

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

       o Other shares of Common Stock (the "Other Shares") which the Company may be required to issue in the future may become eligible for resale pursuant to Rule 144, the exercise of registration rights, or otherwise. See "Possible Dilutive Issuance of common Stock--LaserSight Centers and Florida Laser Partners; --TFG; --SEO Medical; --Series D Preferred Stock."

       o Other shares of Common Stock (the "Other Shares") which the Company may be required to issue in the future may become eligible for resale pursuant to Rule 144, the exercise of registration rights, or otherwise. See "Possible dilutive Issuance of Common Stock-LaserSightCenters and Florida Laser Partners;--TFG;--SEO Medical;--Series D Preferred Stock."

Sales, or the possibility of sales, of the Series B Shares, Shoreline Shares, Photomed Shares, Foothill Shares, or Other Shares, whether pursuant to a prospectus, Rule 144 or otherwise, could depress the market price of the Common Stock.

Past and Expected Future Losses and Operating Cash Flow Deficits; No Assurance of Future Profits or Positive Operating Cash Flows. The Company incurred losses of $3.7 million for the six months ended June 30, 1998 and $7.3 million and $4.1 million during 1997 and 1996, respectively. During such periods, the Company had a deficit in cash flow from operations of $7.2 million, $4.4 million, and $4.2 million, respectively. Although the Company achieved profitability during 1995 and 1994, it had a deficit in cash flow from operations of $1.9 million during 1995. In addition, the Company incurred losses in 1991 through 1993. As of June 30, 1998, the Company had an accumulated deficit of $15.6 million. As a result of the Company's sale of MEC and LSIA in December 1997, the Company's losses and deficits in cash flow from operations in future periods may be greater than if the Company had not sold MEC and LSIA. There can be no assurance that the Company can regain or sustain profitability or positive operating cash flow.

Uncollectible Receivables Could Exceed Reserves. At June 30, 1998, the Company's trade accounts and notes receivable aggregated approximately $13,135,820 net of allowances for collection losses and returns of approximately $2,162,000. Accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, aggregated approximately $1,735,230 at June 30, 1998. Exposure to collection losses on receivables is principally dependent on the Company's customer's ongoing financial condition and their ability to generate revenues from the Company's laser systems. In addition, approximately 93% and 90% of net receivables at June 30, 1998 and December 31, 1997, respectively, related to international accounts. The Company's ability to evaluate the financial condition and revenue generating ability of its prospective customers located outside of U.S. is generally more limited than for customers located in the U.S. Although the Company monitors the status of its receivables and maintains a reserve for estimated losses, there can be no assurance that the Company's reserves for estimated losses ($1,962,000 at June 30, 1998) will be sufficient to cover actual write-offs over time. Actual write-offs that materially exceed amounts reserved could have a material adverse effect on the Company's consolidated financial condition and results of operations.

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

Potential Liquidity Problems. During the three months ended June 30, 1998, the Company experienced a $7.2 million deficit in cash flow from operations largely resulting from the loss incurred during the period, an increase in accounts receivable and a decrease in liabilities. Of this amount, the Company expects that any improvements in cash flow from operations will depend on, among other things, the Company's ability to market, produce and sell its new LSX laser systems and its A*D*K product on a commercial basis. Beginning in the third quarter of 1998, the LSX laser system is expected to make a more significant contribution to the Company's operating results. Based on the status of clinical validation and refinement of the manufacturing processes, the Company does not expect significant commercial shipments of the A*D*K in the third quarter of 1998. Subject to these factors, the Company believes that its balances of cash and cash equivalents, will be sufficient to fund its anticipated working capital requirements for a 12-month period based on anticipated collection of receivables. However, if the Company does not collect a material portion of current receivables in a timely manner, experiences significant further delays in the shipment of its A*D*K product, experiences less market demand for such products than it anticipates, the Company's liquidity could be materially adversely affected.

Uncertainty Regarding Availability or Terms of Capital to Satisfy Possible Additional Needs. The Company may need additional capital, including to fund the following:

       o  Any future negative cash flow from operations.

       o Certain cash payment obligations under the Company's LASIK PMA application acquisition agreement of July 1997 with Photomed. Such contingent cash payment obligations currently include (i) an amount to be determined payable if the Company decides to pursue the commercialization of the LASIK laser (Originally, the contingent obligation was $1.75 million payable if the FDA approved the LASIK PMA application for commercial sale before July 29, 1998. The FDA, on July 30, 1998, approved the single site PMA, but has not yet approved the commercial sale of such laser.), and (ii) an amount to be determined if the FDA approves the Company's scanning laser for commercial sale in the U.S. before January 1, 1999. (Originally, the contingent obligation was $3,633 for each day (or approximately $110,000 for each month) between the date of such approval and January 1, 1999, subject to a maximum payment of $509,000 (calculated as of August 13, 1998). The Company is currently assessing the opportunity, cost and timing of proceeding with the development of the LASIK laser. The Company is also discussing the restructuring of the payment obligations associated with commercialization of the LASIK laser and FDA approval of the Company's scanning laser.

       o Additional working capital necessary to develop a production line for the LASIK laser system and to obtain the GMP (Good Manufacturing Practices) clearance from the FDA that is required for the commercial sale of the LASIK laser system.

       o Additional working capital necessary to support the commercial introduction of its laser systems into the U.S. market after receiving FDA approval. (The Company believes these expenses may begin to be incurred in the second half of 1998.)

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

Possible Dilutive Issuance of Common Stock--LaserSight Centers and Florida Laser Partners. Based on previously-reported agreements entered into in 1993 in connection with the Company's acquisition of LaserSight Centers (the Company's development-stage subsidiary) and modified in July 1995 and March 1997, the Company is obligated as follows:

     o To issue to the former stockholders and option holders (including two trusts related to the Chairman of the Board of the Company and certain former officers and directors of the Company) of LaserSight Centers, up to 600,000 unregistered shares of Common Stock (the "Centers Contingent Shares") based on the Company's pre-tax operating income through

          March 2002 from utilizing a fixed or mobile excimer laser to perform photorefractive keratectomy (PRK), arranging for the delivery of PRK or receiving license or royalty fees associated with patents held by LaserSight Centers. The Centers Contingent Shares are issuable at the rate of one share per $4.00 of such operating income.

     o To pay to a partnership whose partners include the Chairman of the Board of the Company and certain former officers and directors of the Company a royalty of up to $43 (payable in cash or shares of Common Stock (the "Royalty Shares"), for each eye on which PRK is performed on a fixed or mobile excimer laser system owned or operated by LaserSight Centers or its affiliates. Royalties do not begin to accrue until the earlier of March 2002 or the delivery of all of the 600,000 Centers Contingent Shares.

As of August 13, 1998, the Company had not accrued any obligation to issue Centers Contingent Shares or Royalty Shares. There can be no assurance that any issuance of Centers Contingent Shares or Royalty Shares will be accompanied by an increase in the Company's per share operating results. The Company is not obligated to pursue strategies that may result in the issuance of Centers Contingent Shares or Royalty Shares. It may be in the interest of the Chairman of the Board for the Company to pursue business strategies that maximize the issuance of Centers Contingent Shares and Royalty Shares.

Possible Dilutive Issuance of Common Stock--TFG. To the extent that TFG achieves certain pre-tax income levels during 1998, the earnout provisions of the Company's agreement for the acquisition of TFG in 1994 would require the Company to issue to the former owner of such company (Mr. Michael R. Farris, the President and Chief Executive Officer of the Company) up to approximately 343,000 shares of Common Stock (the "Farris Contingent Shares"). There can be no assurance that any issuance of the Farris Contingent Shares will be accompanied by an increase in the Company's per share operating results.

Possible Dilutive Issuance of Common Stock--Photomed. If the FDA approves a LaserSight-manufactured laser system for general commercial use in the treatment of hyperopia (farsightedness) after having approved for commercial sale the LASIK PMA application to which the Company acquired rights in July 1997, the Company would be required to issue additional shares of Common Stock with a market value of $1.0 million (based on the average closing price of the Common Stock during the preceding 10-day period) to the former Photomed stockholders. If such market value had been computed as of August 12, 1998, the number of additional shares issuable would have been approximately 174,000. Depending on whether and when such FDA approval is received and on the market price of the Common Stock at the time of any such approval, the actual number of additional shares of Common Stock issuable could be more (but not more than permitted under the listing rules of The NASDAQ Stock Market) or less than this number.

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

Possible Dilutive Issuance of Common Stock--Foothill Warrant. In April 1996, the Company issued to Foothill a warrant to purchase 500,000 shares of Common Stock (the "Foothill Warrant") at a price of $6.067 per share. The Company is required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price in the event the Company sells Common Stock or Common Stock-equivalents (such as convertible securities or warrants) at a price per share that is (or could be) less than the fair market value of the Common Stock at the time of such sale. In connection with its sale of Series B Preferred Stock in August 1997 and subsequent conversion of such preferred shares into Common Stock, the sale of the Series C Preferred Stock and the Series D Preferred Stock such anti-dilution adjustments have resulted in (i) an increase in the number of Foothill Warrant shares to approximately 581,825, and (ii) a reduction to the exercise price of the Foothill Warrant shares to approximately $5.21 per share. Additional anti-dilution adjustments to the Foothill warrant could also result from any future below-market sales of Common Stock by the Company.

Possible Dilutive Issuance of Common Stock--Series B Warrant. In connection with its sale of the Series B Preferred Stock in August 1997, the Company issued to the former holders of the Series B Preferred Stock warrants to purchase 750,000 shares of Common Stock (the "Series B Warrant") at a price of $5.91 per share at any time before August 29, 2002. In connection with a March 1998 agreement whereby the Company obtained the option to repurchase the Series B Preferred Stock and a lock-up on conversions, the exercise price of the Series B Warrant shares was reduced to $2.753 per share. The Company is required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price in the event the Company sells Common Stock or Common Stock-equivalents (such as convertible securities or warrants) at a price per share that is (or could be) less than the fair market value of the Common Stock at the time of such sale. As a result of the Company's sale of the Series C Preferred Stock and the Series D Preferred Stock such anti-dilution adjustments and other agreements among the former holders of the Series B Preferred Stock and the Company have resulted in (i) an increase in the number of Series B Warrant shares to approximately 762,616, and (ii) a reduction to the exercise price of Series B Warrant shares to approximately $2.71 per share. Additional anti-dilution adjustments to the Series B Warrants could also result from any future below-market sales of Common Stock by the Company. As of August 13, 1998, 140,625 such shares had been exercised.

Possible Dilutive Issuance of Common Stock--Shoreline Warrant. In connection with its sale of the Series B Preferred Stock in August 1997, the Company issued to four individuals associated with its placement agent warrants to purchase 40,000 shares of Common Stock (the "Shoreline Warrant") at a price of $5.91 per share at any time before August 29, 2002. The Company is required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price in the event the Company sells Common Stock or Common Stock-equivalents (such as convertible securities or warrants) at a price per share that is (or could be) less that the fair market value of the Common Stock at the time of such sale. In connection with the Company's sale of the Series C Preferred Stock and the Series D Preferred Stock such anti-dilution adjustments have resulted in (i) an increase in the number of Shoreline Warrant shares to approximately 40,673, and (ii) a reduction to the exercise price of Shoreline Warrant shares to approximately $5.81 per share. Additional anti-dilution adjustments to the Shoreline Warrants could also result from any future below-market sales of Common Stock by the Company.

Possible Dilutive Issuance of Common Stock--Series D Preferred Stock. In accordance with the terms of the Company's Certificate of Designation, Preferences and Rights of Series D Preferred Stock, the holders of the Series D Preferred Stock are entitled to certain anti-dilution adjustments if the Company issues its Common Stock or Common Stock Equivalents (such as convertible securities or warrants) at a price per share (or having a conversion or exercise price per share) less than $4.00 per share.

Acquisition- and Financing-Related Contingent Commitments to Issue Additional Common Shares. The Company may from time to time include in future acquisitions and financings, provisions that would require the Company to issue additional shares of its Common Stock at a future date based on the market price of the Common Stock at such date. Persons who are the beneficiaries of such provisions effectively receive some protection from declines in the market price of the Common Stock, but other stockholders of the Company will incur additional dilution of their ownership interest in the event of a decline in the price of the Common Stock. Such dilution may be increased by provisions in the Foothill Warrant, the Series B Warrant and the Shoreline Warrant that may increase the number of shares issuable under each of such warrants and decrease the exercise price of such warrants. The factors to be considered by the Company in including such provisions may include the Company's cash resources, the trading history of Common Stock, the negotiating position of the selling party or the investors, as applicable, and the extent to which the Company estimates that the expected benefit from the acquisition or financing exceeds the expected dilutive effect of the price-protection provision.

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

Risks Associated with Past and Possible Future Acquisitions. The Company has made several significant acquisitions since 1994, including TFG in 1994, Photomed in 1997, the patents purchased from International Business Machines Corporation in August 1997 and its acquisition of SEO Medical in April 1998. These acquisitions, as well as any future acquisition, may not achieve adequate levels of revenue, profitability or productivity or may not otherwise perform as expected. Acquisitions involve special risks, including unanticipated liabilities and contingencies, diversion of management attention and possible adverse effects on operating results resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and difficulties related to the integration of the acquired businesses. Although the Company is currently focusing on its existing operations, the future ability of the Company to achieve growth through acquisitions will depend on a number of factors, including the availability of attractive acquisition opportunities, the availability of funds needed to complete acquisitions, the availability of working capital needed to fund the operations of acquired businesses and the effect of existing and emerging competition on operations. Should additional acquisitions be sought, there can be no assurance that the Company will be able to successfully identify additional suitable acquisition candidates, complete additional acquisitions or integrate acquired businesses into its operations.

Amortization of Significant Intangible Assets. Of the Company's total assets at June 30, 1998, approximately $15.7 million (31 %) were intangible assets, of which approximately $6.8 million reflects goodwill (which is being amortized using an estimated life ranging from 12 to 20 years), approximately $4.7 million reflects the cost of patents (which is being amortized over a period ranging from approximately 8 to 17 years), and approximately $4.2 million reflects the cost of acquired licenses and technology (which is being amortized over a period ranging from 31 months to 12 years). The 12-year life of acquired technology was determined based on the Company's best judgment at the time of the most likely life-span of a solid-state laser product and related patent. The major factors involved in the Company's ongoing assessment are its judgment whether there will be a market for solid-state as an improvement to existing excimer laser technology and that there is an industry and marketplace interest in such development that can be successfully pursued by the Company or others that will result in revenue from the associated patent. Goodwill is an intangible asset that represents the difference between the total purchase price of the acquisitions and the amount of such purchase price allocated to the fair value of the net assets acquired. Goodwill and other intangibles are amortized over a period of time, with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income (or increases the Company's net loss) in that period. A reduction in net income resulting from the amortization of goodwill and other intangibles may have an adverse impact upon the market price of the Common Stock. In addition, in the event of a sale or liquidation of the Company or its assets, there can be no assurance that the value of such intangible assets would be recovered.

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

The Company continues to assess the current results and future prospects of TFG in view of the substantial reduction in the subsidiary's operating results in 1996 and 1997. If TFG is unsuccessful in continuing to improve its financial performance, some or all of the carrying amount of goodwill recorded ($3,852,000 at June 30, 1998) may be subject to an impairment adjustment.

Year 2000 Concerns. The Company believes that, other than its financial and accounting software already planned to be replaced in late 1998 or early 1999, it has prepared its computer systems and related applications to accommodate date-sensitive information relating to the Year 2000; however, the Company continues to assess its systems and applications. The Company expects that any additional costs related to ensuring such systems to be Year 2000-compliant will not be material to the financial condition or results of operations of the Company. Such costs will be expensed as incurred. In addition, the Company is discussing with its vendors the possibility of any interface difficulties or other disruptions that may affect the Company. To date, no significant concerns have been identified. However, there can be no assurance that no Year
2000-related operating problems or expenses will arise with the Company's computer systems and software or in their interface with the computer systems and software of the Company's vendors.

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

Uncertainty Concerning Patents--International. Should LaserSight Technologies' lasers infringe upon any valid and enforceable patents in international markets, then LaserSight Technologies may be required to obtain licenses for such patents. Should such licenses not be obtained, LaserSight Technologies might be prohibited from manufacturing or marketing its excimer lasers in those countries where patents are in effect. The Company's international sales accounted for 94% and 43%, respectively, of the Company's total revenues during the six months ended June 30, 1998 and 1997, respectively. In the future, the Company expects its percentage of international sales to be more comparable to the sales percentages which were reported for the six months ended June 30, 1998.

Uncertainty Concerning Patents--U.S. Two of the Company's competitors, Summit Technology, Inc. ("Summit") and VISX, Inc. ("VISX") formed a U.S. partnership, Pillar Point Partners ("Pillar Point"), in 1992 to pool certain of their respective patents related to corneal sculpting technologies. On June 9, 1998, Summit and VISX announced that they had reached agreement on the dissolution of Pillar Point to be effected as soon as possible. As a part of this dissolution, Summit and VISX granted each other a worldwide, royalty free cross-license whereby each party will have full rights to license all existing patents owned by either company relating to laser vision correction for use with their systems.

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

Minimum Payments Under A*D*K License Agreement. In addition to the risks relating to the introduction of any new product (see "--New Products") above, the Company's A*D*K is subject to the risk that the Company is required to make certain minimum payments to the licensors under its limited exclusive license agreement relating to the A*D*K. Under that agreement, the Company is required to pay a total of $300,000 in two installments due six and 12 months after the date of the Company's receipt of completed limited production molds for the A*D*oK and provide an excimer laser (such laser was provided during the quarter ended June 30, 1998). The Company expects to receive such molds during the third quarter of 1998. In addition, commencing seven months after such date, the Company's royalty payments (50% of its defined gross profits from AoDoK sales) will become subject to a minimum of $400,000 per calendar quarter for a period of eight quarters. Uncertainty of Market Acceptance of Laser-Based Eye Treatment. The Company believes that its achievement of profitability and growth will depend in part upon broad acceptance of PRK or LASIK in the U.S. and other countries. There can be no assurance that PRK or LASIK will be accepted by either the ophthalmologists or the public as an alternative to existing methods of treating refractive vision disorders. The acceptance of PRK and LASIK may be affected adversely by their cost, possible concerns relating to safety and efficacy, general resistance to surgery, the effectiveness and lower cost of alternative methods of correcting refractive vision disorders, the lack of long-term follow-up data, the possibility of unknown side effects, the lack of third-party reimbursement for the procedures, any future unfavorable publicity involving patient outcomes from use of PRK or LASIK systems, and the possible shortages of ophthalmologists trained in the procedures. The failure of PRK or LASIK to achieve broad market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Potential Product Liability Claims; Limited Insurance. As a producer of medical devices, the Company may face liability for damages to users of such devices in the event of product failure. The testing and use of human care products entails an inherent risk of negligence or other action. An award of damages in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. While the Company maintains product liability insurance, there can be no assurance that any such liability of the Company will be included within its insurance coverage or that damages will not exceed the limits of its coverage. The Company's "claims made" product liability insurance coverage is limited to $10 million and its general liability insurance coverage is limited to $6 million, including up to $5 million of coverage under an excess liability policy. The Company has in the past agreed, and is likely in the future to agree, to indemnify certain medical institutions and personnel thereof conducting and participating in the Company's clinical studies.

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

Anti-takeover Measures; Potential Adverse Effect on Common Stock Price. The Company's Certificate of Incorporation authorizes the Company's Board of Directors to issue shares of the Company's Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without any vote or action by the stockholders. The issuance of Preferred Stock under such circumstances could have the effect of delaying or preventing a change in control of the Company. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be created and issued in the future. One of the effects of the provisions described above may be to discourage a future attempt to acquire control of the Company that is not presented to and approved by the Board of Directors, but which a substantial number, and perhaps even a majority of the Company's stockholders, might believe to be in their best interests or in which stockholders might receive a substantial premium for their shares over the current market prices. As a result, stockholders who might desire to participate in such a transaction may not have an opportunity to do so.

                                            PART II - OTHER INFORMATION


ITEM 1            LEGAL PROCEEDINGS

                  Visx, Incorporated

                  In May 1998, Visx, Incorporated ("Visx") asserted that the Company was underpaying royalties due under an international license agreement (the "License Agreement") and submitted the dispute for binding arbitration, which has been scheduled for [December] 1998. The Company has denied Visx's allegations and intends to vigorously defend its position under the terms of the License Agreement. Management believes that its obligations under the License Agreement will not result in a material adverse effect on the Company's financial condition or results of operations.

                  Mercacorp, Inc.

                  On August 3, 1998, Mercacorp, Inc. commenced an action in the U.S. District Court for the Eastern District of New York against the Company, Michael R. Farris (the President and Chief Executive Officer of the Company), Wall & Broad Equities, Inc., a "purported investment banking establishment" and Isaac Weinhouse, the principal of such purported investment banking establishment. This action asserts violations of Section 10(b) of the Securities and Exchange Act of 1934 and common law fraud in connection with the alleged issuance of false press releases, misrepresentations and omissions by all of the defendants on which the plaintiff allegedly relied in purchasing the Company's Common Stock and later holding (rather than selling) such Common Stock. The plaintiff asks that they be awarded $5 million in actual damages and $50 million in punitive damages.

                  The  Company   believes  that  the  allegations  made  by  the
                  plaintiff against the Company and Mr. Farris are without merit, and it intends to vigorously defend the action.


                  Certain legal proceedings against the Company are described in
                  Item 3 (Legal Proceedings) of the Company's Form 10-K for the year ended December 31, 1997.

ITEM 2            CHANGES IN SECURITIES

                  a)  Not applicable.

                   b) On July 2, 1998, the Company adopted a stockholder rights agreement and declared a dividend distribution of one Preferred Share Purchase Right ("Right") on each outstanding share of the Company's Common Stock. Each Right will entitle stockholders to buy one one-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $20.00. The Rights will be exercisable only if a person or group (other than certain exempt persons) acquires 15% or more of the Company's Common Stock. Reference is made to the Form 8-K filed by the Company on July 8, 1998, for a more complete description of the stockholder rights agreement.

                  c) During the second quarter ended June 30, 1998, the Company has sold or issued the following unregistered securities:

                      (1) In April 1998, the Company issued 305,820 shares of Common Stock to Schwartz Electro-Optics, Inc. as consideration for the purchase of certain assets, and the assumption of certain liabilities, of its medical products division. For further information, see Note 9 of Notes to Condensed Consolidated Financial Statements.

                      (2) As previously reported, the Company completed private placements of its Series C Preferred Stock and Series D Preferred Stock in June 1998. The holders of Series C Preferred Stock and Series D Preferred Stock have voting rights equivalent to the number of shares of Common Stock the outstanding preferred stock is convertible into and are not entitled to receive any dividends unless dividends are concurrently paid on the Common Stock.

                           The holder of the Series C Preferred Stock has the right to nominate one candidate to stand for election as a member of the Company's Board of Directors for as long as the holder owns at least 7.5% of the Company's outstanding Common Stock or Series C Preferred Stock which is convertible into 7.5% of the Company's outstanding Common Stock.

                           The holders of the Series D Preferred Stock have the exclusive right, voting separately as a single class, to elect one director (the "Series D Preferred Director") of the Company. The voting rights with respect to the Series D Preferred Director will terminate and thereafter be of no force or effect if on any date the Board of Directors fixes the record date for a meeting of the Company's stockholders at which directors will be elected (the "Determination Date"), that number of full shares of Common Stock into which all then outstanding shares of Series D Preferred Stock, if any, could be converted pursuant to the term of the Series D Preferred Stock is less than 7.5% of all then outstanding shares of Common Stock on the Determination Date. Thereafter, so long as the holders of the Series D Preferred Stock own in the aggregate at least 7.5% of the outstanding Common Stock as of any Determination Date (for purposes of this calculation all shares of Series D Preferred Stock shall be deemed to be converted to shares of Common Stock pursuant to the terms of the Series D Preferred Stock) then the holders of the Series D Preferred Stock shall have the right to designate a nominee (who is reasonably acceptable to the Company's Board of Directors) to stand for election as a director at the next meeting of the Company's stockholders at which directors will be elected.

                           In addition, in the event of a liquidation of the Company, the holders of the Series C Preferred Stock and Series D Preferred Stock would be entitled to receive distributions in preference to the holders of the Common Stock. See Note 8 of Notes to Condensed Consolidated Financial Statements. Reference is made to the Company's Form 8-K filed on June 25, 1998, for additional information.

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


ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On  June  30,  1998,  at  the  Company's   annual  meeting  of
                  shareholders, the following members were elected to the Board of Directors:


                                                                Votes For                 Votes Withheld
                                                                ---------                 --------------

                  J. Richard Crowley                            7,628,694                     110,954
                  Michael R. Farris                             7,631,439                     108,209
                  Richard C. Lutzy                              7,635,189                     104,459
                  Francis E. O'Donnell, Jr., M.D.               7,635,189                     104,459
                  Thomas Quinn                                  7,635,189                     104,459
                  David T. Pieroni                              7,630,639                     109,009
                  Terry Fuller, Ph.D.                           7,631,689                     107,959

                  Amendment of conversion terms of the Company's Series B Preferred stock and the reduction of the exercise price of the warrants issued to the Series B Preferred shareholders was ratified as follows:

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

ITEM 5            OTHER INFORMATION

                  Any stockholder desiring to submit a proposal or director nomination not for inclusion in the management proxy statement and form of proxy for the 1999 Annual Meeting of Stockholders must submit such proposal or nomination to the Company no later than March 13, 1999.

                  In July 1998, Juliet Tammenoms Bakker, an executive with Dawson Samberg Capital Management, Inc., joined the Board of Directors of the Company as the representative of the holders of Series D Preferred Stock. In August 1998, Gary F. Jonas, an executive with TLC The Laser Center Inc., joined the Board of Directors of the Company as the representative of the holder of Series C Preferred Stock.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

                  a)   Exhibits

                                INDEX TO EXHIBITS

Exhibit
Number                            Description
------                            -----------


2.1               See Exhibits 10.1, 10.6, 10.23 and 10.26.

3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 1 of Form 8-A/A (Amendment No. 4) filed by the Company on June 25, 1998).

3.2 Bylaws, as amended (filed as Exhibit 3 to the Company's Form 10-K for the year ended December 31, 1992*).

3.3 Rights Agreement, dated as of July 2, 1998, between LaserSight Incorporated and American Stock Transfer & Trust Company, as Rights Agent, which includes (i) as Exhibit A thereto the form of Certificate of Designation of the Series E Junior Participating Preferred Stock, (ii) as Exhibit B thereto the form of Right Certificate (separate certificates for the Rights will not be issued until after the Distribution Date) and (iii) as Exhibit C thereto the Summary of Stockholder Rights Agreement (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Company of July 8, 1998).

4.1               See Exhibits 3.1,3.2 and 3.3.

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

10.12             LaserSight  Incorporated  Amended  and  Restated  1996  Equity
                  Incentive Plan.

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

10.20 Warrant to purchase 500,000 shares of Common Stock dated March 31, 1997 by and between LaserSight Incorporated and Foothill Capital Corporation (filed as Exhibit 10.44 to the Company's Form 10-Q filed on August 14, 1997*).

10.21 License Agreement dated May 20, 1997 by and between Visx Incorporated and LaserSight Incorporated (filed as Exhibit
                  10.45 to the Company's Form 10-Q filed on August 14, 1997*).

10.22 Patent Purchase Agreement dated July 15, 1997 by and between LaserSight Incorporated and Frederic B. Kremer, M.D. (filed as
                  Exhibit 2.(i) to the Company's Form 8-K filed on August 13, 1997*).

10.23 Agreement and Plan of Merger dated July 15, 1997 by and among LaserSight Incorporated, Photomed Acquisition, Inc., Photomed, Inc., Frederic B. Kremer, M.D., Linda Kremer, Robert Sataloff, Trustee for Alan Stewart Kremer and Robert Sataloff, Trustee for Mark Adam Kremer (filed as Exhibit 2.(ii) to the Company's Form 8-K filed on August 13, 1997*).

10.24 Warrant to purchase 750,000 shares of Common Stock dated August 29, 1997 by and between LaserSight Incorporated and purchasers of Series B Convertible Participating Preferred Stock of LaserSight Incorporated (filed as Exhibit 10.39 to the Company's Form 10-Q filed on November 14, 1997*).

10.25 Independent Contractor Agreement by and between Byron Santos, M.D. and LaserSight Technologies, Inc. (filed as Exhibit 10.42 to the Company's Form 10-Q filed on November 14, 1997*).

10.26 Stock Purchase Agreement, dated December 30, 1997, by and among LaserSight Incorporated, LSI Acquisition, Inc., MEC
                  Health  Care,  Inc.  and  Vision  Twenty-One,  Inc.  (filed as
                  Exhibit 2.(i) to the Company's Form 8-K filed on January 14, 1998*).

10.27 Stock Distribution Agreement, dated December 30, 1997, by and among LaserSight Incorporated, LSI Acquisition, Inc., MEC
                  Health  Care,  Inc.  and  Vision  Twenty-One,  Inc.  (filed as
                  Exhibit 2.(ii) to the Company's Form 8-K filed on January 14, 1998*).

10.28 Agreement dated April 1, 1992 between International Business Machines Corporation and LaserSight Incorporated (filed as
                  Exhibit 10.1 on Form 10-K for the year ended December 31, 1995*).

10.29 Securities Purchase Agreement, dated June 5, 1998, by and between LaserSight Incorporated and TLC The Laser Center, Inc. (filed as Exhibit 99.1 to the Company's Form 8-K filed on June 25, 1998*).

10.30 Securities Purchase Agreement, dated June 12, 1998, by and between LaserSight Incorporated and Pequot Funds (filed as
                  Exhibit  99.5 to the  Company's  Form  8-K  filed  on June 25,
                  1998*).

Exhibit 11        Statement of Computation of Loss Per Share

Exhibit 27        Financial Data Schedule



                  b)  Reports on Form 8-K

                  On June 8, 1998, the Company filed with the Commission a Current Report on Form 8-K regarding the press release issued by the Company dated June 8, 1998 reporting the issuance of Series C Preferred Stock.

                  On June 16, 1998 the Company filed with the Commission a Current Report on Form 8-K regarding the press release issued by the Company dated June 16, 1998 reporting the issuance of Series D Preferred Stock.

                  On June 25, 1998 the Company filed with the Commission a Current Report on Form 8-K regarding the Securities Purchase Agreement and related documents dated June 5, 1998 by and between LaserSight Incorporated and TLC The Laser Center Inc. and the Securities Purchase Agreement and related documents dated June 12, 1998 among LaserSight Incorporated and Pequot Private Equity Fund, L.P., Pequot Scout Fund, L.P., Pequot Offshore Private Equity Fund, Inc.









----------------------
*Incorporated herein by reference.  File No. 0-19671.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             LaserSight Incorporated





Dated:   August 13, 1998                              By:  /s/ Michael R. Farris
      ------------------------                           -----------------------
                                                         Michael R. Farris,
                                                         Chief Executive Officer



Dated:   August 13, 1998                              By:  /s/ Gregory L. Wilson
      ------------------------                           -----------------------
                                                         Gregory L. Wilson,
                                                         Chief Financial Officer