Form 10-Q
period 1998-09-30
LASERSIGHT INC /DE
filed 1998-11-16
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[  X ]      Quarterly  Report  Pursuant  to  Section  13 or  15(d)  of  the
            Securities  Exchange  Act of 1934.  For the  quarterly  period ended
            September 30, 1998.
                                                         or

[    ]      Transition  Report  Pursuant  to  Section  13  or  15(d)  of  the
            Securities Exchange Act of 1934. For the Transition period from
            ------------------------------ to ----------------------------------

Commission File Number:  0-19671

                             LASERSIGHT INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                           65-0273162
         --------                                          -----------
(State of Incorporation)                       (IRS Employer Identification No.)



          3300 University Blvd., Suite 140, Winter Park, Florida 32792
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


         The Number of shares of the registrant's Common Stock outstanding as of November 13, 1998 is 13,157,635.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

Except for the historical information contained herein, the discussion in this Report contains forward-looking statements (within the meaning of Section 21E of the Exchange Act) that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties and Other Issues" in this report and in the section entitled "Risk Factors" in the Company's Registration Statement on Form S-3/A (file no. 333-59369) filed on August 31, 1998. The Company undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect any future events or developments.

                                      INDEX

PART I. FINANCIAL INFORMATION

                  Item 1. Condensed Consolidated Financial Statements

                          Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997

                          Condensed Consolidated Statements of Operations for the Three Month Periods and Nine Month Periods Ended September 30, 1998 and 1997

                          Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 1998 and 1997

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

                Item 4.     Submission of  Matters to a Vote of Security Holders

                Item 5.     Other Information

                Item 6.     Exhibits and Reports on Form 8-K



                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                     September 30,         December 31,
                                                                     ASSETS               1998                 1997
                                                                                     ---------------    --------------
CURRENT ASSETS                                                                          (Unaudited)
  Cash and cash equivalents                                                            $  9,272,460      $  3,858,400
  Marketable equity securities                                                                   --         7,475,000
  Accounts receivable - trade, net                                                        5,073,299         2,649,202
  Notes receivable - current portion, net                                                 5,364,823         3,762,341
  Inventories                                                                             7,222,769         4,348,235
  Deferred tax assets                                                                       401,379           571,009
  Other current assets                                                                      222,759           219,723
                                                                                     ---------------    --------------
                                                       TOTAL CURRENT ASSETS              27,557,489        22,883,910

Restricted cash                                                                             194,000           200,000
Notes receivable, less current portion, net                                               3,176,357         2,380,193
Property and equipment, net                                                               1,497,316         1,354,168
Patents, net                                                                              4,590,426        11,275,289
Pre-market approval application, net                                                      3,890,734         2,571,682
Goodwill, net                                                                             6,684,020         7,077,491
Other assets, net                                                                         2,006,822         2,718,340
                                                                                     ---------------    --------------
                                                                                       $ 49,597,164      $ 50,461,073
                                                                                     ===============    ==============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                     $  2,113,421      $  2,142,979
  Note payable, less discount                                                                    --         1,758,333
  Accrued expenses                                                                        2,504,799         2,782,521
  Accrued commissions                                                                     1,601,095         1,230,474
  Income tax payable                                                                         11,409         1,255,491
  Deferred royalty revenue, current portion                                                 400,000                --
  Other current liabilities                                                               1,057,235           984,412
                                                                                     ---------------    --------------
                                                  TOTAL CURRENT LIABILITIES               7,687,959        10,154,210

Refundable deposits                                                                         194,000           200,000
Accrued expenses, less current portion                                                      636,965           518,730
Deferred royalty revenue, less current portion                                              533,333                --
Deferred income taxes                                                                       401,379           571,009
Long-term obligations                                                                       500,000           500,000
Commitments and contingencies

Redeemable convertible preferred stock:
 Series B - par value $.001 per share; authorized 1,600 shares: 0 and 1,295
   issued and outstanding at September 30, 1998 and December 31, 1997,                           --        11,477,184
respectively

Stockholders' equity:
Convertible preferred stock:
Series C - par value $.001 per share; authorized 2,000,000 shares; 2,000,000 and zero issued and  outstanding at September 30, 1998 and December 31, 1997,
   respectively                                                                               2,000
Series D - par value $.001 per share; authorized 2,000,000 shares; 2,000,000 and zero issued and  outstanding at September 30, 1998 and December 31, 1997,
   respectively                                                                               2,000
Common stock - par value $.001 per share; authorized 40,000,000 shares;
   13,312,835 and 10,149,872 shares issued at September 30, 1998 and                         13,313            10,150
   December 31, 1997, respectively
Additional paid-in capital                                                               59,073,323        40,045,564
Stock subscription receivable                                                           (1,140,000)       (1,140,000)
Accumulated deficit                                                                    (17,730,224)      (11,865,914)
Accumulated other comprehensive income - unrealized gain                                         --           604,500
Less treasury stock, at cost;  155,200 and 165,200 common shares at
September 30, 1998 and December 31, 1997, respectively                                    (576,884)         (614,360)
                                                                                     ---------------    --------------
                                                                                         39,643,528        27,039,940
                                                                                     ---------------    --------------
                                                                                       $ 49,597,164      $ 50,461,073
                                                                                     ===============    ==============


      See accompanying notes to the condensed consolidated financial statements.


                                       3

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                   Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                          -------------------------------------     ------------------------------------
                                               1998                 1997                 1998                1997
                                          ---------------      ----------------     ----------------    ----------------

REVENUES:
    PRODUCTS                                 $ 5,121,834           $ 2,677,831          $13,947,836         $ 8,362,374
    SERVICES                                     138,780             3,478,528              504,977           9,720,699
                                          ---------------      ----------------     ----------------    ----------------
                                               5,260,614             6,156,359           14,452,813          18,083,073

COST OF REVENUE:
    PRODUCT COST                               1,444,653             1,068,498            4,334,274           2,934,001
    COST OF SERVICES                              61,063             2,421,783              222,190           6,725,488
                                          ---------------      ----------------     ----------------    ----------------

GROSS PROFIT                                   3,754,898             2,666,078            9,896,349           8,423,584

RESEARCH, DEVELOPMENT AND REGULATORY
  EXPENSES                                       923,850               816,522            2,485,194           1,729,153

SELLING RELATED EXPENSES                       1,421,818               623,060            3,385,971           1,982,269
OTHER GENERAL AND ADMINISTRATIVE
  EXPENSES                                     3,239,836             2,746,800            8,073,145           8,324,327
AMORTIZATION                                     542,577               499,181            1,677,598             987,151
                                          ---------------      ----------------     ----------------    ----------------
                                               5,204,231             3,869,041           13,136,714          11,293,747
                                          ---------------      ----------------     ----------------    ----------------

LOSS FROM OPERATIONS                         (2,373,183)           (2,019,485)          (5,725,559)         (4,599,316)

OTHER INCOME AND EXPENSES
  Interest and dividend income                   224,525                94,401              450,823             292,272
  Interest expense                               (1,272)             (483,794)            (721,813)           (911,966)
  Gain on sale of investments and
  subsidiaries
      and other                                       --                    --              364,452           (280,400)
                                          ---------------      ----------------     ----------------    ----------------

NET LOSS BEFORE INCOME TAXES                 (2,149,930)           (2,408,878)          (5,632,097)         (5,499,410)

INCOME TAX PROVISION                                  --                    --              232,213                  --
                                          ---------------      ----------------     ----------------    ----------------

NET LOSS                                     (2,149,930)           (2,408,878)          (5,864,310)         (5,499,410)


CONVERSION DISCOUNT ON
    PREFERRED STOCK                                   --              (41,573)            (858,872)            (41,573)

PREFERRED STOCK ACCRETION
    AND DIVIDEND REQUIREMENTS                         --                    --          (2,751,953)            (13,350)
                                          ---------------      ----------------     ----------------    ----------------


LOSS ATTRIBUTABLE TO COMMON
   SHAREHOLDERS                             $(2,149,930)          $(2,450,451)         $(9,475,135)        $(5,554,333)
                                          ===============      ================     ================    ================

LOSS PER COMMON SHARE
  Basic and Diluted:                             ($0.17)               ($0.25)              ($0.79)             ($0.59)
                                          ===============      ================     ================    ================

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING
  Basic and Diluted:                          12,935,000             9,812,000           11,969,000           9,342,000
                                          ===============      ================     ================    ================



          See accompanying notes to condensed consolidated financial statements.


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                                                    1998                 1997
                                                                              -----------------    ------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                                       $ (5,864,310)         $ (5,499,410)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                      2,559,904             1,814,587
  Gain on sale of investments and subsidiaries                                       (364,452)                    --
  Decrease (increase) in accounts and notes receivable                             (4,676,783)               292,828
  Increase in inventories                                                          (1,647,853)             (879,348)
  Increase (decrease) in accounts payable                                             (95,132)               308,885
  Increase (decrease) in accrued expenses                                             (88,520)               724,447
  Income taxes                                                                       (873,582)               780,750
  Deferred royalties                                                                   933,333                    --
  Other                                                                                466,003             (498,467)
                                                                              -----------------    ------------------

NET CASH USED IN OPERATING ACTIVITIES                                              (9,651,392)           (2,955,728)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment, net                                           (459,753)             (517,206)
  Acquisition of other intangible assets                                             (989,874)          (15,379,988)
  Net proceeds from exclusive and non-exclusive license of patents                   6,170,000            4,000,000
  Proceeds from sale of investments                                                  6,527,452                   --
  Transfer to restricted cash account                                              (4,200,000)           (3,200,000)
  Proceeds from restricted cash account                                              4,228,000                   --
  Purchase of managed care contract                                                         --             (150,000)
                                                                              -----------------    ------------------

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES                                11,275,825           (15,247,194)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from exercise of stock options and warrants                                 482,072                98,363
  Repurchase of preferred stock                                                   (10,512,000)                    --
  Proceeds from issuance of notes payable, net                                              --             3,414,142
  Repayments of notes payable                                                      (2,000,000)           (1,000,000)
  Repayments of capital lease obligation                                                    --             (152,195)
  Proceeds from issuance of preferred stock, net                                    15,819,555            15,003,269
                                                                              -----------------    ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            3,789,627            17,363,579
                                                                              -----------------    ------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     5,414,060              (839,343)


CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                3,858,400             2,003,501
                                                                              -----------------    ------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  9,272,460          $  1,164,158

                                                                              =================    ==================


      See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Nine Month Periods Ended September 30, 1998 and 1997


NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (the Company) as of September 30, 1998, and for the three and nine month periods ended
         September 30, 1998 and 1997 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31,
         1997. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

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



                                                           Three Months Ended                   Nine Months Ended
                                                   September 30,     September 30,        September 30,     September 30,
                                                        1998              1997                1998               1997
                                                        ----              ----                ----               ----

                    Net loss                          $(2,149,930)       $(2,408,878)         $(5,864,310)     $(5,489,410)

                    Other comprehensive loss:

                         Reversal of unrealized
                         gain on marketable
                         securities  (net  of tax
                         of $353,675)                          --                 --             (577,048)              --

                         Reclassification
                         adjustment for
                         gains included in net
                         loss (net of tax of
                         $16,825)
                                                              --                  --              (27,452)              --
                                                      ------------       ------------         ------------    -------------


                    Comprehensive loss                $(2,149,930)       $(2,408,878)         $(6,468,810)     $(5,489,410)
                                                      ============       ============         ============     ============

NOTE 4   INVENTORIES

           Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories at September 30, 1998 and December 31, 1997 are summarized as follows:

                                                             September 30, 1998        December 31, 1997
                                                             ------------------        -----------------

                    Raw materials - excimer related                   $4,391,985                $3,058,782
                    Raw materials - erbium related                       816,114                        --
                    Work-in-process - excimer related                    292,426                   263,353
                    Work-in-process - erbium related                     459,424                        --
                    Finished goods - excimer related                   1,024,180                   862,775
                    Finished goods - erbium related                       99,000                        --
                    Test equipment - clinical trials                     187,497                   263,325
                    Training/show units - erbium related                 273,395                        --
                                                                 ---------------            --------------
                                                                       7,544,021                 4,448,235
                    Less reserve for obsolescence                        321,252                   100,000
                                                                 ===============            ==============
                                                                      $7,222,769                $4,348,235
                                                                 ===============            ==============


NOTE 5   MARKETABLE EQUITY SECURITIES

         Through September 30, 1998, the Company received net proceeds of $6,527,452 in exchange for the sale of shares of Vision Twenty-One, Inc. (Vision 21) common stock received in connection with the December 1997 sale of MEC Health Care, Inc. (MEC) and LSI Acquisition, Inc.
         (LSIA) to Vision 21. Through September 30, 1998, the Company realized a gain on the sale of such stock of $27,452. The Company is pursuing additional amounts believed due from Vision 21 pursuant to the Stock Distribution Agreement between the companies.

NOTE 6   SALE OF INTERNATIONAL PATENT RIGHTS

         In February 1998, the Company closed a transaction for the sale of certain rights in certain patents to Nidek Co., Ltd. (Nidek) in exchange for $6.3 million in cash (of which $200,000 was withheld for the payment of Japanese taxes). The Company transferred all rights in those patents issued in countries outside of the United States (U.S.) but retained the exclusive right to use and sublicense the non-U.S. patents in all fields other than ophthalmic, cardiovascular and vascular. The Company received a non-exclusive license to the non-U.S. patents in the ophthalmic field. In addition, the Company has granted a non-exclusive license to use those patents issued in the U.S., which resulted in $1.2 million of deferred royalties that are being amortized to income over three years. The transaction did not result in any current gain or loss, but reduced the Company's amortization expense over the remaining useful life (approximately 8 years) of the U.S. patents.

NOTE 7   COMMITMENTS AND CONTINGENCIES

         Photomed Amendment
         ------------------

         On September 11, 1998, the Company entered into an amendment with Photomed, Inc. (Photomed) amending the Agreement and Plan of Merger dated July 15, 1997 by which the Company acquired a laser in situ keratomileusis (LASIK) Pre-Market Approval (PMA) application. The amended terms of the agreement follow. In September 1998, based on a U.S. Food and Drug Administration (FDA) approval received in July 1998, the Company paid Photomed a total of $1,740,000, of which $990,000 was paid in cash and the balance paid through the issuance of 187,500 shares of Common Stock. Upon receipt of FDA approval of a laser for the treatment of hyperopia, utilizing part or all of the know how of the laser acquired, the Company is required to issue up to $1 million in Common Stock with the obligation decreasing approximately $2,740 per day beginning June 1, 1999 and terminating June 1, 2000. Upon receipt of FDA approval of equivalency of the Company's refractive scanning laser to the laser acquired, payment of up to $1 million in cash is due if the approval is obtained within four months after Photomed takes delivery of the Company's refractive scanning laser. Such obligation decreases approximately $2,740 per day after such four month period. If, prior to August 1, 1999, the Company's gross sales of refractive lasers for final use within the United States exceeds $14 million, Photomed is to receive 25% of gross sales in excess of $14 million.

         Litigation
         ----------

         On  August  3,  1998,  Mercacorp,  Inc.  filed an  action  in the U. S.
         District Court for the Eastern District of New York against the Company, the President and Chief Executive Officer of the Company, Wall & Broad Equities, Inc., a "purported investment banking establishment" and Isaac Weinhouse, the principal of such purported investment banking establishment, asserting violations of Section 10(b) of the Securities and Exchange Act of 1934 and common law fraud in connection with the alleged issuance of false press releases, misrepresentations and omissions by all of the defendants on which the plaintiff allegedly relied in purchasing the Company's Common Stock. The action seeks both actual and punitive monetary damages from the Company in the amounts of $5 million and $50 million, respectively. On November 11, 1998, the plaintiff dismissed the action, with prejudice, and the parties agreed to a release of all claims. In connection with the dismissal and release of claims the Company issued the plaintiff two separate warrants to purchase Common Stock. Under the first warrant, the plaintiff is entitled to purchase up to 750,000 shares of Common Stock at an exercise price of $4.00 per share, the closing bid price on

         November 10, 1998, and under the second warrant, the plaintiff is entitled to purchase up to 750,000 shares of Common Stock at an exercise price of $5.00 per share. Both of the warrants contain certain prohibitions against assignment and transfer to third parties as well as other terms and conditions. No provision has been made in the condensed consolidated financial statements with respect to this matter as of September 30, 1998.



NOTE 8   STOCKHOLDERS' EQUITY

         TLC Private Placement

         In June 1998, the Company entered into a Securities Purchase Agreement with TLC The Laser Center Inc. (TLC), pursuant to which the Company issued 2,000,000 shares of newly-created Series C Convertible Participating Preferred Stock (Series C Preferred Stock) with a face value of $4.00 per share, resulting in an aggregate offering price of $8 million. The Series C Preferred Stock is convertible by TLC on a fixed, one-for-one basis into 2,000,000 shares of Common Stock at any time until June 2001, on which date all shares of Series C Preferred Stock then outstanding will automatically be converted into an equal number of shares of Common Stock.

         The net proceeds to the Company, after deduction of costs of issuance, was approximately $7.9 million. The net proceeds were partially used to repurchase all 525 outstanding shares of the Company's Series B Convertible Participating Preferred Stock (Series B Preferred Stock) on June 5, 1998 for approximately $6.3 million, including a 20% premium.

         Pequot  Private  Placement

         In June 1998, the Company entered into a Securities Purchase Agreement with Pequot Private Equity Fund, L.P., Pequot Scout Fund, L.P., and Pequot Offshore Private Equity Fund, Inc. (Pequot Funds), pursuant to which the Company issued, collectively, 2,000,000 shares of the newly-created Series D Convertible Participating Preferred Stock (Series D Preferred Stock) with a face value of $4.00 per share, resulting in an aggregate offering price of $8 million. The Series D Preferred Stock is convertible by the Pequot Funds on a one-for-one basis into 2,000,000 shares of Common Stock at any time until June 2001, on which date all shares of Series D Preferred Stock then outstanding will automatically be converted into an equal number of shares of Common Stock. The Series D Preferred Stock is subject to certain anti-dilution adjustments if the Company issues or sells shares of Common Stock before June 2001 at a price per share less than $4.00.

         The net proceeds to the Company, after deduction of costs of issuance, was approximately $7.9 million.

         Series B Preferred Stock Repurchase

         In June 1998, the Company repurchased the remaining 525 shares of Series B Preferred Stock, representing an aggregate face amount of $5,250,000, using proceeds from the issuance of Series C Preferred Stock, at a 20% premium. Prior to such date, the holders of Series B Preferred Stock had converted 419 shares of Series B Preferred Stock into 2,392,220 shares of Common Stock. In February 1998, the holders of the Series B Preferred Stock had exercised an option to require the Company to repurchase 351 shares of Series B Preferred Stock, also at a 20% premium, using proceeds from the sale of international patent rights (see Note 6).

         The amount of the repurchase price in excess of the carrying value of the Series B Preferred Stock repurchased and a pro rata portion of Series B Preferred Stock-related financing costs increased the loss attributable to common shareholders for the nine month period ended September 30, 1998.

         Issuance of Common Stock

         In July 1998, the Company issued 102,798 shares of Common Stock in connection with its acquisition of the assets of the Northern New Jersey Eye Institute (NNJEI) in July 1996. The shares were issuable as of July 3, 1998 because the Company's quoted stock price was lower than $15.00 per share on that date. Because the fair value of the purchase consideration was determinable at the date of acquisition and was recorded at that time, the entry upon the issuance of the shares was to record the par value of the shares of Common Stock issued with the offset to additional paid-in capital.

NOTE 9   ACQUISITION

         In April 1998, the Company and Schwartz Electro-Optics, Inc. (SEO) completed an acquisition whereby the Company purchased substantially all of the assets, and assumed certain liabilities, of SEO's medical products division (the Division) in exchange for 305,820 shares of the Company's Common Stock. The Company is contingently obligated to issue up to 223,280 additional shares on April 15, 1999 if its five day average Common Stock price is not then $5.00 or greater. The value of the acquisition was $1,250,000. The Division develops, tests, manufacturers, assembles, and sells lasers and their related equipment, accessories, parts, and software for medical and medical research applications. The Division's primary focus is erbium lasers, which are primarily used to perform dermatology procedures.

         The acquisition was accounted for using the purchase method. Accordingly, the Division's results of operations are included in the Company's consolidated financial statements subsequent to the acquisition date. The fair value of the purchase consideration was determined at the date of acquisition and was recorded at that time. If and when the additional shares of Common Stock are issued in April 1999, the entry will be to record the par value of the shares of Common Stock with the offset to additional paid-in capital. The acquisition did not have a material effect on the assets or operations of the Company.


NOTE 10  NOTES PAYABLE

         In June 1998, the Company repaid its note payable to Foothill Capital Corporation (Foothill) of $2,000,000 and also terminated its line of credit arrangement with Foothill.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenue. The following tables present the Company's revenue by major operating segments: technology related and health care services for the three and nine month periods ended September 30, 1998 and 1997.

                                            For the Three Month                          For the Three Month
                                                Period Ended                                 Period Ended
                                             September 30, 1998                           September 30, 1997
                                             ------------------                           ------------------

                                             Revenue         % of Total                    Revenue        % of Total

Technology                                $5,121,834                97%                 $2,677,831               43%
Health care services                         138,780                 3%                  3,478,528               57%
                                          ----------                ---                 -----------              ---

Total revenue                             $5,260,614               100%                 $6,156,359              100%
                                          ===========              ====                 ===========             ====


                                             For the Nine Month                           For the Nine Month
                                                Period Ended                                 Period Ended
                                             September 30, 1998                           September 30, 1997
                                             ------------------                           ------------------

                                             Revenue         % of Total                    Revenue        % of Total

Technology                               $13,947,836                97%                 $8,362,374               46%
Health care services                         504,977                 3%                  9,720,699               54%
                                        ------------                ---                 ----------               ---

Total revenue                            $14,452,813               100%                $18,083,073              100%
                                        ============               ====                ===========              ====

Revenue in the third quarter of 1998 was $5,260,614, compared to $6,156,359 (for a decrease of $895,745) over the same period in 1997. Revenue for the nine-month period ended September 30, 1998, decreased by $3,630,260 to $14,452,813 from the same period in 1997. Technology revenues increased $2,444,003 and $5,585,462 during the three and nine-month periods ended September 30, 1998, respectively, compared to the same periods in 1997. These technology revenue increases were primarily a result of (i) a higher level of laser system sales during the three and nine month periods ended September 30, 1998; (ii) a fourteen percent increase in the average selling price of laser systems resulting from increased sales of the Company's higher-priced LSX model and fewer sales of the lower-priced LS-300 model; (iii) an increase in revenues generated from the sale of service contracts; and (iv) revenues generated from royalty payments earned on intellectual property agreements. Thirteen laser systems were sold in the third quarter of 1998 compared to ten system sales during the third quarter of 1997. Forty-two laser systems were sold during the nine month period ended September 30, 1998, compared to thirty-three systems sold during the same period in 1997.

More than offsetting the increases in technology revenues were decreases in health care services revenue ($3,339,748 and $9,215,722 for the three and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997), which was attributable to the sale of MEC and LSIA to Vision 21 in a transaction effective as of December 1, 1997. These two subsidiaries contributed $3,120,298 and $8,710,401 in revenues during the three and nine-month periods ended September 30, 1997, respectively. All of the Company's health care services revenue for the first nine months of 1998 was provided by MRF, Inc., d/b/a The Farris Group (TFG). Net revenue for TFG in the third quarter of 1998 was $138,780 compared to $358,230 (for a decrease of $219,450) over the same period in 1997. This decrease was accompanied by a $339,227 reduction in expenses over the same three-month period in 1997. Net revenue for TFG during the nine-month period ended September 30, 1998, was $504,977 compared to $1,010,298 (for a decrease of $505,321) for the same period in 1997. That decrease was accompanied by a $709,805 reduction in expenses over the same period in 1997.

Cost of Revenue; Gross Profits. The following tables present a comparative analysis of cost of revenue, gross profit and gross profit margins for three and nine month periods ended September 30, 1998 and 1997.

                                              For the Three Month                            For the Three Month
                                                  Period Ended                                   Period Ended
                                               September 30, 1998       Percent Change        September 30, 1997
                                               ------------------       --------------        ------------------

Product cost                                         $1,444,653                35%                  $1,068,498
Cost of services                                         61,063              (97%)                   2,421,783
Gross profit                                          3,754,898                41%                   2,666,078
Gross profit percentage                                     71%                                            43%

Products only                                         3,677,181               128%                   1,609,333
                                                            72%                                            60%

                                               For the Nine Month                             For the Nine Month
                                                  Period Ended                                   Period Ended
                                               September 30, 1998       Percent Change        September 30, 1997
                                               ------------------       --------------        ------------------

Product cost                                         $4,334,274                48%                  $2,934,001
Cost of services                                        222,190              (97%)                   6,725,488
Gross profit                                          9,896,349                17%                   8,423,584
Gross profit percentage                                     68%                                            47%

Products only                                         9,613,562                77%                   5,428,373
                                                            69%                                            65%

Gross profit margins were 71% of net sales in the third quarter of 1998 compared to 43% for the same period in 1997. For the nine-month periods ended September 30, 1998 and 1997, gross profit margins were 68% and 47%, respectively. The gross margin increase is primarily attributable to the sale of MEC and LSIA to Vision 21 in a transaction effective as of December 1, 1997. Those two subsidiaries operated at a gross margin of 26% for the three and nine month periods ended September 30, 1997.

Research, Development and Regulatory Expense. The following tables present a comparative analysis of research, development and regulatory expenses for the three and nine month periods ended September 30, 1998 and 1997.

                                          For the Three Month                                For the Three Month
                                              Period Ended                                       Period Ended
                                           September 30, 1998          Percent Change         September 30, 1997
                                           ------------------          --------------         ------------------
Research, development
   and regulatory                              $   923,850                    13%                $    816,522

As a percentage of technology
   Revenues                                            18%                                                30%


                                       12


                                           For the Nine Month                                 For the Nine Month
                                              Period Ended                                       Period Ended
                                           September 30, 1998          Percent Change         September 30, 1997
                                           ------------------          --------------         ------------------

Research, development
   and regulatory                               $2,485,194                     44%                 $1,729,153

As a percentage of technology
   Revenues                                            18%                                                21%

Research, development and regulatory expenses for the third quarter of 1998 were $923,850, an increase of $107,328 or 13% from such expenditures during the same period in 1997. Research, development and regulatory expenses for the nine-month period ended September 30, 1998 increased by $756,041 from $1,729,153 for the same period in 1997, or 44%. The increase in research, development and regulatory expenses during the three and nine month periods ended September 30, 1998, can primarily be attributed to ongoing research and development of new scanning refractive laser systems, including continued development of the LSX and add-on features for the LaserScan 2000, and continued software development for the laser systems. Additionally, the Company has incurred increased costs related to the FDA regulatory approval process, both for its own scanning laser system and the LASIK laser system (for which the Company purchased the rights to manufacture and commercialize if FDA approval is received--see Note 7 of Notes to Condensed Consolidated Financial Statements). Additional costs have been incurred in the clinical and manufacturing validation of the Automated Disposable Keratome ("A*D*K"). Since the initial announcement of the development of the A*D*K and LSX, the Company has solicited and received input from clinical users and prospective customers. This has resulted in modifications to the products, necessitating additional development and testing for clinical validation. As a result of a continuation of the efforts described plus the anticipated development of new product ideas, the Company expects research and development expenses during the remainder of 1998 and 1999 to remain at levels consistent with those incurred during the third quarter of 1998. Regulatory expenses may increase as a result of the Company's continuation of current FDA clinical trials, protocols added during 1997 related to the potential use of the Company's laser systems for treatment of glaucoma, the possible development of additional future protocols for submission to the FDA and the LASIK PMA acquired in July 1997.

Selling Related Expenses. The following tables present a comparative analysis of selling related expenses for the three and nine month periods ended September 30, 1998 and 1997.

                                     For the Three Month                                     For the Three Month
                                         Period Ended                                            Period Ended
                                      September 30, 1998            Percent Change            September 30, 1997
                                      ------------------            --------------            ------------------

Selling related expenses                $1,421,818                        128 %                     $  623,060

Percentage of revenues                        27 %                                                        10 %

                                      For the Nine Month                                      For the Nine Month
                                         Period Ended                                            Period Ended
                                      September 30, 1998            Percent Change            September 30, 1997
                                      ------------------            --------------            ------------------

Selling related expenses                   $3,385,971                      71 %                     $1,982,269

Percentage of revenues                           23 %                                                     11 %


Selling related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale.

Selling related expenses increased by $798,758 for the third quarter of 1998 compared to the same period in 1997. The primary reasons for this increase include a higher level of laser system sales with an associated distributor commission ($482,000), a higher level of royalty fees ($117,000) and higher warranty expenses resulting from increased system sales.

Selling related expenses increased by $1,403,702 for the nine months ended September 30, 1998 compared to the same period in 1997. The primary reasons for this increase include a higher level of laser system sales with an associated distributor commission ($519,000), a higher level of royalty fees ($473,000) and higher warranty expenses resulting from increased system sales.

Other General and Administrative Expenses. The following tables present a comparative analysis of other general and administrative expenses for the three and nine month periods ended September 30, 1998 and 1997.

                                     For the Three Month                                     For the Three Month
                                         Period Ended                                            Period Ended
                                      September 30, 1998            Percent Change            September 30, 1997
                                      ------------------            --------------            ------------------

Other General and
    Administrative                       $   3,239,836                     18%                   $  2,746,800

Percentage of revenues                             62%                                                    45%

                                      For the Nine Month                                      For the Nine Month
                                         Period Ended                                            Period Ended
                                      September 30, 1998            Percent Change            September 30, 1997
                                      ------------------            --------------            ------------------
Other General and
    Administrative                         $8,073,145                     (3%)                      8,324,327

Percentage of revenues                            56%                                                     46%

Other general and administrative expenses increased by $493,036 for the third quarter of 1998 compared to the same period in 1997. These increases were necessary to fund the strategic initiatives of the Company and the development of its products and services. Such efforts included enhancements to the customer support, quality assurance, manufacturing and engineering departments
($397,000), costs of the aesthetic laser product acquired in April 1998 ($218,000) and bad debt expense ($212,000). The total increase was partially offset by the sale of MEC and LSIA ($491,000) and a reduction in the other general and administrative expenses of TFG ($299,000).

Other  general and  administrative  expenses  decreased by $251,182 for the nine months ended September 30, 1998 compared to the same period in 1997. This decrease primarily resulted from the sale of MEC and LSIA ($1,504,000) and a reduction in the other general and administrative expenses of TFG ($619,000). Such decreases were partially offset by other increases, including to the customer support, quality assurance, manufacturing and engineering departments ($656,000), costs of the aesthetic laser product acquired in April 1998 ($424,000), bad debt expense ($275,000) and patent related expenses ($149,000), which were nominal before August 1997.

Loss From Operations. There was an operating loss of $2,373,183 in the third quarter of 1998 compared to an operating loss of $2,019,485 for the same period in 1997, including TFG's losses (including goodwill amortization) of $101,980 and $221,757, respectively. The results are attributed to the sale of MEC and LSIA, which generated income from operations of $199,052 during the third quarter of 1997, and the increases in operating expenses previously described.

The operating loss for the nine month period ended September 30, 1998 was $5,725,559 compared to an operating loss of $4,599,316 for the same period in 1997, including TFG's losses (including goodwill amortization) of $442,759 and $647,243 respectively. The decrease in operating results for the nine month period ended September 30, 1998, can be attributed to the sale of MEC and LSIA, which generated income from operations of $481,922 during the 1997 period, and the increases in operating expenses previously described. These reductions were partially offset by the increase in technology generated revenues.

Other Income and Expense. Interest and dividend income was $224,525 in the third quarter of 1998 compared to interest and dividend income of $94,401 for the same period in 1997. Interest and dividend income for the nine month period ended September 30, 1998 was $450,823 compared to interest and dividend income of $292,272 for the same period in 1997. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense incurred was $1,272 in the third quarter of 1998 compared to interest expense of $483,794 for the same period in 1997. Interest expense for the nine month period ended September 30, 1998 was $721,813 compared to interest expense of $911,966 for the same period in 1997. Interest expense incurred by the Company during the three and nine month periods ended September 30, 1998 and 1997 related primarily to the credit facility established with Foothill on April 1, 1997 and repaid in full in June 1998. In addition to interest paid on the outstanding note payable balance, interest expense includes the amortization of deferred financing costs, the accretion of the discount on the note payable, and fees associated with amendments to the original loan agreement. The Company also recorded a gain on the sale of investments and subsidiaries resulting from the sale of Vision 21 common stock and MEC and LSIA.

Income Taxes. For the three months ended September 30, 1998 and 1997, the Company recorded no income tax expense. For the nine months ended September 30, 1998, the Company recorded income tax expense of $232,213 compared to no income tax expense over the same period in 1997. The net expense for the nine month period is primarily the result of realized gains and the payment of Japanese taxes (see Note 6 of Notes to Condensed Consolidated Financial Statements).

Net Loss. Net loss for the third quarter of 1998 was $2,149,930 compared to a net loss of $2,408,878 for the same period in 1997. Net loss for the nine month period ended September 30, 1998, was $5,864,310 compared to a net loss of $5,499,410 for the same period in 1997. The decrease in net loss for the third quarter of 1998 can be attributed to the decrease in interest expense and an increase in technology revenues, partially offset by the higher technology operating expenses and the effect of the sale of MEC and LSIA. The increase in net loss for the nine month period ended September 30, 1998, can be attributed the sale of MEC and LSIA, increases in research, development and regulatory expenses, general and administrative expenses, and income tax expense. These reductions were partially offset by an increase in technology revenues and a decrease in interest expense and gain on sale of investments and MEC and LSIA.

Loss Attributable to Common Shareholders. For the nine months ended September 30, 1998, the Company's loss attributable to common shareholders was impacted by the following events, which occurred in the first and second quarters of 1998: premiums paid on the repurchase of shares of Series B Preferred Stock ($1,752,000), accretion of the financing costs related to such shares ($999,953) and the value of the conversion discount on Series B Preferred Stock ($25,372) and on Series C Preferred Stock and Series D Preferred Stock ($833,500).

Loss Per Share. Loss per basic and diluted share decreased to ($0.17) for the third quarter of 1998 compared to ($0.25) for the same period in 1997. The loss per basic and diluted share increased to ($0.79) for the nine month period ended September 30, 1998, compared to ($0.59) for the same period in 1997. Of the basic and diluted losses per share for the nine month period ended September 30, 1998, ($0.30), was a result of the value of the conversion discount on preferred stock in accordance with EITF Topic D-60 and accretion and dividend requirements on the Series B Preferred Stock. The weighted average shares of Common Stock outstanding increased primarily due to the exercise of stock options and warrants, the conversion of Series B Preferred stock, and the additional issuance of Common Stock related to the acquisition of the Division from SEO, the assets of NNJEI, and to Photomed during the nine months ended September 30, 1998.

Liquidity and Capital Resources.

Working capital increased $7,139,830 from $12,729,700 at December 31, 1997 to $19,869,530 as of September 30, 1998. This increase in working capital resulted primarily from the private placement of Series C Preferred Stock and Series D Preferred Stock and an increase in trade accounts and notes receivable offset by accrued commissions. Operating activities used net cash of $9,651,392 during the first nine months of 1998, compared to $2,955,728 of net cash used during the same period in 1997. This increase is primarily the result of an increase in accounts and notes receivable (primarily the result of slow collections of outstanding receivables and higher selling prices resulting from more sales of the Company's LSX system), increases in inventory levels and a significant decrease in income taxes payable, partially offset by an increase in deferred royalty revenue and amortization and depreciation costs. Net cash provided by investing activities during the first nine months of 1998 was $11,275,825 compared to $15,247,194 in net cash used in investing activities over the same period in 1997. Net cash provided by investing activities during the first nine months of 1998 can be primarily attributed to proceeds generated from the exclusive licensing of patents and from the sale of Vision 21 common stock resulting from the Company's December 1997 sale of MEC & LSIA, partially offset by the purchase of furniture, equipment and leasehold improvements. Net cash provided from financing activities was $3,789,627 during the first nine months of 1998, compared to $17,363,579 over the same period in 1997. Net cash provided from financing activities during the first nine months of 1998 resulted from the exercise of stock options and warrants and net proceeds from the Series C Preferred Stock and Series D Preferred Stock issuances, offset by the repurchase of Series B Preferred Stock and the repayment of the note payable to Foothill. Net cash provided by financing activities during the first nine months of 1997 consisted of net proceeds from the issuance of Series B Preferred Stock, net proceeds from the credit facility with Foothill and the exercise of stock options, offset by the repayment of a note payable to the former owners of MEC and repayment of a capital lease obligation.

The Company believes that its balances of cash and cash equivalents along with operating cash flows will be sufficient to fund its anticipated working capital requirements for the next twelve month period based on modest growth and anticipated timely collection of receivables and entry into the U.S. marketplace with keratome related products and/or the LSX system. A failure to timely collect a material portion of current receivables or further delays to entering the U.S. market, could have a material adverse effect on the Company's liquidity. There can be no assurance as to the terms or amount of third party financing, if any, that the Company's customers may obtain in the future.

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

RISK FACTORS AND UNCERTAINTIES

The business, results or operations and financial condition of the Company and the market price of the Common Stock may be adversely affected by a variety of factors, including the ones listed under the caption "Risk Factors" in the Company's Registration Statement on Form S-3/A (file no. 333-59369) filed on August 31, 1998, and the additional or updated factors listed below:

Shares Eligible For Future Sale. Except as provided below, substantially all of the Company's outstanding Common Stock (13,157,635 shares as of November 13,
1998) is freely tradable without restriction or further registration under the Securities Act, unless such shares are held by "affiliates" of the Company as that term is defined in Rule 144 under the Securities Act. The shares of Common Stock listed below are "restricted securities." Restricted securities may be sold in the public market only if they have been registered under the Securities Act or if their sales qualify for Rule 144 or another available exemption from the registration requirements of the Securities Act.

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

        o Warrants to purchase an aggregate of 762,616 shares of Common Stock (with an exercise price of $2.71 per share) has been issued to the former holders of the Series B Preferred Stock and shares issuable under such warrant (the "Series B Shares") will be freely saleable following such exercise, subject only to the satisfaction of a prospectus delivery requirement. As of November 13, 1998, 140,625 such warrants have been exercised.

        o The 535,515 shares issued in an unregistered acquisition transaction in July 1997 (the "Photomed Shares") have become freely tradable, subject only to a prospectus delivery requirement.

        o The 187,500 shares issued in an unregistered acquisition transaction in September 1998 (the "Photomed Amendment Shares") are the subject of certain demand and piggyback registration rights.

        o The 581,825 shares of Common Stock (the "Foothill Shares") issuable upon the exercise (at an exercise price of $5.21 per share) of the warrants issued to Foothill Capital Corporation ("Foothill") are the subject of certain demand and piggyback registration rights.

        o Other shares of Common Stock (the "Other Shares") which the Company may be required to issue in the future may become eligible for resale pursuant to Rule 144, the exercise of registration rights, or otherwise. See "Possible Dilutive Issuance of Common Stock--LaserSight Centers and Florida Laser Partners; --SEO Medical; --Series D Preferred Stock."

Sales, or the possibility of sales, of the Shoreline Shares, Series B Shares, Photomed Shares, Photomed Amendment Shares, Foothill Shares, or Other Shares, whether pursuant to a prospectus, Rule 144 or otherwise, could depress the market price of the Common Stock.

Past and Expected Future Losses and Operating Cash Flow Deficits; No Assurance of Future Profits or Positive Operating Cash Flows. The Company incurred losses of $5.9 million for the nine months ended September 30, 1998 and $7.3 million and $4.1 million during 1997 and 1996, respectively. During such periods, the Company had a deficit in cash flow from operations of $9.7 million, $4.4 million, and $4.2 million, respectively. Although the Company achieved profitability during 1995 and 1994, it had a deficit in cash flow from operations of $1.9 million during 1995. In addition, the Company incurred losses in 1991 through 1993. As of September 30, 1998, the Company had an accumulated deficit of $17.7 million. As a result of the Company's sale of MEC and LSIA in December 1997, the Company's losses and deficits in cash flow from operations in future periods may be greater than if the Company had not sold MEC and LSIA. The Company expects to report a loss and deficit in cash flow from operations for the fourth quarter of 1998. The Company recently resolved its outstanding litigation with Mercacorp and expects to record a non-cash charge to earnings during the fourth quarter of 1998 equal to the fair value of the warrants issued to Mercacorp (approximately $300,000) in connection with resolution of the litigation. There can be no assurance that the Company can regain or sustain profitability or positive operating cash flow.

Uncollectible Receivables Could Exceed Reserves. At September 30, 1998, the Company's trade accounts and notes receivable aggregated approximately $13.6 million net of allowances for collection losses and returns of approximately $2.1 million. Accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, aggregated approximately $2.1 million at September 30, 1998. Exposure to collection losses on receivables is principally dependent on the Company's customer's ongoing financial condition and their ability to generate revenues from the Company's laser systems. In addition, approximately 94% and 90% of net receivables at September 30, 1998 and December 31, 1997, respectively, related to international accounts. The Company's ability to evaluate the financial condition and revenue generating ability of its prospective customers located outside of U.S. is generally more limited than for customers located in the U.S. Although the Company monitors the status of its receivables and maintains a reserve for estimated losses, there can be no assurance that the Company's reserves for estimated losses (approximately $1.9 million at September 30, 1998) will be sufficient to cover actual write-offs over time. Actual write-offs that materially exceed amounts reserved could have a material adverse effect on the Company's consolidated financial condition and results of operations.

Restructuring of Receivables. At September 30, 1998, the Company had restructured laser customer accounts in the aggregate amount of approximately $963,466 (7% of the net receivables as of such date), resulting in the extension of the original payment terms by periods ranging from 12 to 60 months. The Company's liquidity and operating cash flow may be adversely affected if additional extensions become necessary in the future. In addition, it may be more difficult to collect laser system receivables if the payment schedule extends beyond the expected economic life of the laser system.

Potential Liquidity Problems. During the three months ended September 30, 1998, the Company experienced a $2.5 million deficit in cash flow from operations largely resulting from the loss incurred during the period and increases in inventory and receivables, partially offset by depreciation and amortization and increases in liabilities. Of this amount, the Company expects that any improvements in cash flow from operations will depend on, among other things, the Company's ability to market, produce and sell its new LSX laser systems in larger quantities and its A*D*K product on a commercial basis. In the third quarter of 1998, the LSX laser system represented the majority of systems sold and is expected to make a more significant contribution to the Company's operating results in the future. Based on the status of clinical validation and refinement of the manufacturing processes, the Company does not expect significant commercial shipments of the A*D*K in the fourth quarter of 1998. Subject to these factors, the Company believes that its balances of cash and cash equivalents, will be sufficient to fund its anticipated working capital requirements for a 12-month period based on modest growth and anticipated timely collection of receivables and entry into the U.S. marketplace with keratome related products and/or the LSX system. However, if the Company does not collect a material portion of current receivables in a timely manner, or if the Company experiences significant further delays in the shipment of its A*D*K product, or experiences less market demand for its products than it anticipates, the Company's liquidity could be materially adversely affected.

Uncertainty Regarding Availability or Terms of Capital to Satisfy Possible Additional Needs. The Company may need additional capital, including to fund the following:

        o   Any future negative cash flow from operations.

        o Certain cash payment obligations under the Company's LASIK PMA application acquisition agreement of July 1997 with Photomed as amended in September 1998. Such contingent cash payment obligations are outlined in Note 7 in the Notes to Condensed Consolidated Financial Statements.

        o Additional working capital necessary to develop a production line for the LASIK laser system and to obtain the GMP (Good Manufacturing Practices) clearance from the FDA that is required for the commercial sale of the LASIK laser system.

        o Additional working capital necessary to support the commercial introduction of its laser systems into the U.S. market upon FDA approval. (The Company began incurring such expenses in the second half of 1998.)

        o Additional working capital necessary to more fully develop the Company's mobile refractive laser business plan and other possible business lines and products.

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

Possible Dilutive Issuance of Common Stock--LaserSight Centers and Florida Laser Partners. Based on previously-reported agreements entered into in 1993 in connection with the Company's acquisition of LaserSight Centers (the Company's development-stage subsidiary) and modified in July 1995 and March 1997, the Company is obligated as follows:

        o To issue to the former stockholders and option holders (including two trusts related to the Chairman of the Board of the Company and certain former officers and directors of the Company) of LaserSight Centers, up to 600,000 unregistered shares of Common Stock ("Centers Contingent Shares") based on the Company's pre-tax operating income through March 2002 from utilizing a fixed or mobile excimer laser to perform photorefractive keratectomy (PRK), arranging for the delivery of PRK or receiving license or royalty fees associated with patents held by LaserSight Centers. The Centers Contingent Shares are issuable at the rate of one share per $4.00 of such operating income.

        o To pay to a partnership whose partners include the Chairman of the Board of the Company and certain former officers and directors of the Company a royalty of up to $43 (payable in cash or shares of Common Stock ("Royalty Shares")), for each eye on which PRK is performed on a fixed or mobile excimer laser system owned or operated by LaserSight Centers or its affiliates. Royalties do not begin to accrue until the earlier of March 2002 or the delivery of all of the 600,000 Centers Contingent Shares.

As of November 13, 1998, the Company had not accrued any obligation to issue Centers Contingent Shares or Royalty Shares. There can be no assurance that any issuance of Centers Contingent Shares or Royalty Shares will be accompanied by an increase in the Company's per share operating results. The Company is not obligated to pursue strategies that may result in the issuance of Centers Contingent Shares or Royalty Shares. It may be in the interest of the Chairman of the Board for the Company to pursue business strategies that maximize the issuance of Centers Contingent Shares and Royalty Shares.

Possible Dilutive Issuance of Common Stock--Photomed. If the FDA approves a LaserSight-manufactured laser system for general commercial use in the treatment of hyperopia (farsightedness), utilizing part or all of the know-how of the laser acquired from Photomed, the Company would be required to issue additional shares of Common Stock with a market value of up to $1.0 million (based on the average closing price of the Common Stock during the preceding 10-day period) to the former Photomed stockholders. Such obligation will decrease by approximately $2,740 per day beginning June 1, 1999 if such approval is not received by that date, and will be eliminated entirely on June 1, 2000. If such market value had been computed as of November 16, 1998, the number of additional shares issuable would have been approximately 222,000. Depending on whether and when such FDA approval is received and on the market price of the Common Stock at the time of any such approval, the actual number of additional shares of Common Stock issuable could be more (but not more than permitted under the listing rules of The NASDAQ Stock Market) or less than this number.

Possible Dilutive Issuance of Common Stock--SEO. In connection with the acquisition of certain assets of SEO in April 1998, the Company agreed to issue up to 223,280 additional shares of Common Stock if the average of the bid and ask prices of Common Stock for the five trading day period immediately prior to April 15, 1999 is less than $5.00 per share. All 223,280 shares of Common Stock will be issuable unless such price is more than $2.36 per share.

Possible Dilutive Issuance of Common Stock--Foothill Warrant. In April 1996, the Company issued to Foothill a warrant to purchase 500,000 shares of Common Stock (the "Foothill Warrant") at a price of $6.067 per share. The Company is required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price in the event the Company sells Common Stock or Common Stock-equivalents (such as convertible securities or warrants) at a price per share that is (or could be) less than the fair market value of the Common Stock at the time of such sale. In connection with its sale of Series B Preferred Stock in August 1997 and subsequent conversion of such preferred shares into Common Stock, the sale of the Series C Preferred Stock and the Series D Preferred Stock such anti-dilution adjustments have resulted in (i) an increase in the number of Foothill Warrant shares to 581,825, and (ii) a reduction to the exercise price of the Foothill Warrant shares to $5.21 per share. Additional anti-dilution adjustments to the Foothill Warrant could also result from any future below-market sales of Common Stock by the Company.

Possible Dilutive Issuance of Common Stock--Series B Warrant. In connection with its sale of the Series B Preferred Stock in August 1997, the Company issued to the former holders of the Series B Preferred Stock warrants to purchase 750,000 shares of Common Stock (the "Series B Warrant") at a price of $5.91 per share at any time before August 29, 2002. In connection with a March 1998 agreement whereby the Company obtained the option to repurchase the Series B Preferred Stock and a lock-up on conversions, the exercise price of the Series B Warrant shares was reduced to $2.753 per share. The Company is required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price in the event the Company sells Common Stock or Common Stock-equivalents (such as convertible securities or warrants) at a price per share that is (or could be) less than the fair market value of the Common Stock at the time of such sale. As a result of the Company's sale of the Series C Preferred Stock and the Series D Preferred Stock such anti-dilution adjustments and other agreements among the former holders of the Series B Preferred Stock and the Company have resulted in (i) an increase in the number of Series B Warrant shares to approximately 762,616, and (ii) a reduction to the exercise price of Series B Warrant shares to approximately $2.71 per share. Additional anti-dilution adjustments to the Series B Warrants could also result from any future below-market sales of Common Stock by the Company. As of November 13, 1998, 140,625 of such warrants had been exercised.

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

Possible Dilutive Issuance of Common Stock--Series D Preferred Stock. In accordance with the terms of the Company's Certificate of Designation, Preferences and Rights of the Series D Preferred Stock, the holders of the Series D Preferred Stock are entitled to certain anti-dilution adjustments if the Company issues its Common Stock or Common Stock-equivalents (such as convertible securities or warrants) at a price per share (or having a conversion or exercise price per share) less than $4.00 per share.

Acquisition- and Financing-Related Contingent Commitments to Issue Additional Common Shares. The Company may from time to time include in future acquisitions and financings, provisions that would require the Company to issue additional shares of its Common Stock at a future date based on the market price of the Common Stock at such date. Persons who are the beneficiaries of such provisions effectively receive some protection from declines in the market price of the Common Stock, but other stockholders of the Company will incur additional dilution of their ownership interest in the event of a decline in the price of the Common Stock. Such dilution may be increased by the anti-dilution protection provisions in the Foothill Warrant, the Series B Warrant and the Shoreline Warrant that may increase the number of shares issuable under each of such warrants and decrease the exercise price of such warrants. The factors to be considered by the Company in including such provisions may include the Company's cash resources, the trading history of Common Stock, the negotiating position of the selling party or the investors, as applicable, and the extent to which the Company estimates that the expected benefit from the acquisition or financing exceeds the expected dilutive effect of the price-protection provision.

Dependence on Key Personnel. The Company is dependent on its executive officers and other key employees, especially Michael R. Farris, its President and Chief Executive Officer, and J. Richard Crowley, the President and Chief Operating Officer of the Company's LaserSight Technologies subsidiary. A loss of one or more such officers or key employees, especially of Mr. Farris or Mr. Crowley, could have a material adverse effect on the Company's business. The Company does not carry "key man" insurance on Mr. Farris, Mr. Crowley or any other officers or key employees.

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

Risks Associated with Past and Possible Future Acquisitions. The Company has made several significant acquisitions since 1994, including TFG in 1994, Photomed in 1997 and 1998, the patents purchased from International Business Machines Corporation in August 1997 and its acquisition of SEO Medical in April 1998. These acquisitions, as well as any future acquisition, may not achieve adequate levels of revenue, profitability or productivity or may not otherwise perform as expected. Acquisitions involve special risks, including unanticipated liabilities and contingencies, diversion of management attention and possible adverse effects on operating results resulting from increased goodwill amortization, increased interest costs, the issuance of additional securities and difficulties related to the integration of the acquired businesses. Although the Company is currently focusing on its existing operations, the future ability of the Company to achieve growth through acquisitions will depend on a number of factors, including the availability of attractive acquisition opportunities, the availability of funds needed to complete acquisitions, the availability of working capital needed to fund the operations of acquired businesses and the effect of existing and emerging competition on operations. Should additional acquisitions be sought, there can be no assurance that the Company will be able to successfully identify additional suitable acquisition candidates, complete additional acquisitions or integrate acquired businesses into its operations.

Amortization of Significant Intangible Assets. Of the Company's total assets at September 30, 1998, approximately $16.9 million (34%) were intangible assets, of which approximately $6.7 million reflects goodwill (which is being amortized using an estimated life ranging from 12 to 20 years), approximately $4.5 million reflects the cost of patents (which is being amortized over a period ranging from approximately 8 to 17 years), and approximately $5.7 million reflects the cost of acquired licenses and technology (which is being amortized over a period ranging from 31 months to 12 years). The 12-year life of acquired technology was determined based on the Company's best judgment at the time of the most likely life span of a solid-state laser product and related patent. The major factors involved in the Company's ongoing assessment are its judgment whether there will be a market for solid-state as an improvement to existing excimer laser technology and that there is an industry and marketplace interest in such development that can be successfully pursued by the Company or others that will result in revenue from the associated patent. Goodwill is an intangible asset that represents the difference between the total purchase price of the acquisitions and the amount of such purchase price allocated to the fair value of the net assets acquired. Goodwill and other intangibles are amortized over a period of time, with the amount amortized in a particular period constituting a non-cash expense that reduces the Company's net income (or increases the Company's net loss) in that period. A reduction in net income resulting from the amortization of goodwill and other intangibles may have an adverse impact upon the market price of the Common Stock. In addition, in the event of a sale or liquidation of the Company or its assets, there can be no assurance that the value of such intangible assets would be recovered.

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

The Company continues to assess the current results and future prospects of TFG in view of the substantial reduction in the subsidiary's operating results in 1996 and 1997. TFG's operation results have improved in 1998 from 1996 and 1997 performance. If TFG is unsuccessful in continuing to improve its financial performance, some or all of the carrying amount of goodwill recorded ($3,790,000 at September 30, 1998) may be subject to an impairment adjustment.

Year 2000 Compliance. The company understands the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 ("Y2K"). Any computer program or computer chip controlled device could harbor a Y2K processing issue. Typically, Y2K issues arise from systems or software processing only two digits representing a date. The century digits, if not present ("19" for years 1900-1999, or "20" for years beginning in 2000), usually lead to false results from computer controlled systems and are the most pervasive issue.

The Company recognizes that these issues exist within its computer programs and computer chip controlled devices and is taking corrective action. The Company's actions to address Y2K issues began with the development of a comprehensive plan to assess the actual and potential impact of the issues on the Company, both in information technology ("IT") areas and non-information technology ("Non-IT") areas, which include its manufacturing and operating systems and the readiness of vendors and other third parties upon whom the Company relies.

The Company's IT systems are microcomputer-based and consist of standard software purchased from outside vendors. All software is being identified and assessed to determine the extent of remediation required in order to be Y2K compliant. The Company believes that all software will be made Y2K compliant before the end of June 1999 through vendor-provided updates or replacement with other Y2K compliant hardware and software. The Company, as has been planned for some time, is also replacing its financial and accounting software, and expects to have the majority of such new software implemented by the end of January 1999. Such software has been represented to be Y2K compliant by the vendors. The Company's IT inventory related to Y2K compliance is approximately 50% complete, the remediation assessment of problem areas is approximately 25% complete, and testing, including validation of compliance, is expected to begin in January 1999 and be completed by the end of April 1999.

For its Non-IT systems, the Company is in the process of identifying third parties with which it has a significant relationship that, in the event of a Y2K failure, could have a material impact on the Company's financial position or operating results. The third parties include utility suppliers, material and supply vendors, communication vendors and the Company's significant distributors. Some of these relationships, especially those associated with certain suppliers and distributors, are material to the Company and a Y2K failure by one or more of these parties could result in a material adverse effect on the Company's operating results and financial position. The Company is corresponding with these business partners and service providers to assess their ability to support the Company's operations with respect to their individual Y2K issues. The issues that are identified as part of this process will be prioritized in order of significance to the Company's operations and corrective action taken as appropriate. The Company estimates that correspondence has been initiated with approximately 90% of the Company's vendors, business partners and service providers. Approximately 40% have responded to date, and the Company is in the process of assessing their responses. The Company expects that this process will continue throughout the current and subsequent fiscal year.

For Y2K issues which, if not timely resolved, could have a significant impact on the Company's operations, the Company intends to develop contingency plans. Those plans will be designed to minimize the impact of failure to achieve Y2K compliance. Such contingency plans are expected to be developed by the end of March 1999.

The Company estimates that costs to address Y2K issues will total approximately $150,000, of which approximately $20,000 has been incurred to date. Such costs will be expensed as incurred, and exclude the costs of the Company's new financial and accounting software. Y2K compliance related costs are estimated to be approximately 50% of the Company's total IT expense budget through the end of 1999. No material IT projects are expected to be delayed.

Due to the general uncertainty inherent in the Company's Y2K compliance, mainly resulting from the Company's dependence upon the Y2K compliance of the government agencies, suppliers, vendors and distributors with whom the Company and its service providers deal, the Company is unable to determine at this time its most reasonably likely worst case scenario. While costs related to the lack of Y2K compliance of third parties, business interruptions, litigation and other liabilities related to Y2K issues could materially and adversely affect the company's business, results of operations and financial condition, the Company expects its Y2K compliance efforts to reduce significantly the Company's level of uncertainty about the impact of Y2K issues affecting both its IT and Non-IT systems.

Government Regulation. The Company's laser products are subject to strict governmental regulations which materially affect the Company's ability to manufacture and market these products and directly impact the Company's overall prospects. All laser devices to be marketed in interstate commerce are subject to the laser regulations required by the Radiation Control for Health and Safety Act, as administered by the FDA. Such Act imposes design and performance standards, labeling and reporting requirements, and submission conditions in advance of marketing for all medical laser products. The Company's laser systems produced for medical use require PMA approval by the FDA before the Company can ship its laser systems for use in the U.S. Each separate medical device requires a separate FDA submission, and specific protocols have to be submitted to the FDA for each claim made for each medical device.

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

Laser products marketed in foreign countries are often subject to local laws governing health product development processes which may impose additional costs for overseas product development. In particular, all member countries of the European Economic Union ("EU") require CE Mark certification of compliance with the EU medical directives as the standard for regulatory approval for sale of laser systems in EU member countries. Both the Company's LSX and LaserScan 2000 laser systems have received CE Mark certification, the former of which was received in September 1998.

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

Uncertainty Concerning Patents--International. Should the Company's lasers infringe upon any valid and enforceable patents in international markets, then the Company may be required to obtain licenses for such patents. Should such licenses not be obtained, LaserSight Technologies might be prohibited from manufacturing or marketing its excimer lasers in those countries where patents are in effect. The Company's international sales accounted for 88% and 42%, respectively, of the Company's total revenues during the nine months ended September 30, 1998 and 1997, respectively. In the future, until the Company receives necessary regulatory approvals and enters the U.S. market (or with respect to those products that do not require regulatory approval, otherwise enters the U.S. market) in a significant way with its products, the Company expects its percentage of international sales to be more comparable to the sales percentages which were reported for the nine months ended September 30, 1998.

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

Should the Company's lasers infringe upon any valid and enforceable patents held by Visx or Summit in the U.S., then the Company may be required to obtain a license for such patents and pay royalties and per procedure fees to Visx or Summit for all revenues generated in the U.S. If such licenses are required but not obtained, the Company might be prohibited from manufacturing or marketing its excimer lasers in the U.S. In connection with its March 1996 settlement of litigation with Pillar Point Partners, the Company agreed to notify Pillar Point Partners before the Company begins manufacturing or selling its laser systems in the U.S. As of this date, the Company has not obtained a U.S. license from either of Summit or Visx, and the actual per procedure fee and other terms of any license, if such license is granted, have yet to be determined.

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

Competition.  The vision correction  industry is subject to intense,  increasing competition. The Company competes against both alternative and traditional medical technologies (such as eyeglasses, contact lenses and radial keratotomy
(RK) and other laser manufacturers. Many of the Company's competitors have existing products and distribution systems in the marketplace and are substantially larger, better financed, and better known. A number of lasers manufactured by other companies have either received, or are much further advanced in the process of receiving, FDA approval for specific procedures, and, accordingly, may have or develop a higher level of acceptance in some markets than the Company's lasers. The entry of new competitors into the markets for the Company's products could cause downward pressure on the prices of such products and a material adverse effect on Company's business, financial condition and results of operations.

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

Minimum Payments Under A*D*K License Agreement. In addition to the risks relating to the introduction of any new product (see "--New Products" above), the Company's A*D*K is subject to the risk that the Company is required to make certain minimum payments to the licensors under its limited exclusive license agreement relating to the A*D*K. Under that agreement, the Company is required to pay a total of $300,000 in two installments due six and 12 months after the date of the Company's receipt of completed limited production molds for the A*D*K and provide an excimer laser (such laser was provided during the quarter ended June 30, 1998). The Company expects to receive such molds during the fourth quarter of 1998. In addition, commencing seven months after such date, the Company's royalty payments (50% of its defined gross profits from A*D*K sales) will become subject to a minimum of $400,000 per calendar quarter for a period of eight quarters.

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

                           PART II - OTHER INFORMATION


ITEM 1            LEGAL PROCEEDINGS

                  Visx, Incorporated
                  ------------------

                  In May 1998, Visx asserted that the Company was underpaying royalties due under an international license agreement (the "License Agreement") and submitted the dispute for binding arbitration, which is likely to be scheduled in early 1999. The Company has denied Visx's allegations and intends to vigorously defend its position under the terms of the License Agreement. Management believes that its obligations under the License Agreement will not result in a material adverse effect on the Company's financial condition or results of operations.

                  Mercacorp, Inc.
                  ---------------

                  On August 3, 1998, Mercacorp, Inc. commenced an action in the U.S. District Court for the Eastern District of New York against the Company, Michael R. Farris (the President and Chief Executive Officer of the Company), Wall & Broad Equities, Inc., a "purported investment banking establishment" and Isaac Weinhouse, the principal of such purported investment banking establishment. This action asserted violations of Section 10(b) of the Securities and Exchange Act of 1934 and common law fraud in connection with the alleged issuance of false press releases, misrepresentations and omissions by all of the defendants on which the plaintiff allegedly relied in purchasing the Company's Common Stock and later holding (rather than selling) such Common Stock. The plaintiff asked that they be awarded $5 million in actual damages and $50 million in punitive damages.

                  On November 11, 1998, the plaintiff dismissed the action, with prejudice, and the parties agreed to a release of all claims. In connection with the dismissal and release of claims the Company issued the plaintiff two separate warrants to purchase Common Stock. Under the first warrant, the plaintiff is entitled to purchase up to 750,000 shares of Common Stock at an exercise price of $4.00 per share, the closing bid price on November 10, 1998, and under the second warrant, the plaintiff is entitled to purchase up to 750,000 shares of Common Stock at an exercise price of $5.00 per share. Both of the warrants contain certain prohibitions against assignment and transfer to third parties as well as other terms and conditions. For a more complete description of the terms and conditions of the warrants, reference is hereby made to the warrants which are attached to this Report as Exhibits 10.33 and 10.34, and are incorporated in this Item 1 by this reference.

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

                  c) During the third quarter ended September 30, 1998, the Company has sold or issued the following unregistered securities:

                      (1) In July 1998, the Company issued a total of 102,798 shares of Common Stock to John W. Norris, Bernard Spier and Michael R. Norris in connection with its acquisition of the assets of the Northern New Jersey Eye Institute in July 1996. For further information, see Note 8 of Notes to Condensed Consolidated Financial Statements.

                      (2) In September 1998, the Company issued 187,500 shares of Common Stock to Frederic B. Kremer as partial consideration for the acquisition, as amended, of the LASIK PMA application. For further information, see Note 7 of Notes to Condensed Consolidated Financial Statements.

                      On November 11, 1998, subsequent to the end of the third quarter, the Company granted Mercacorp, Inc. ("Mercacorp") two separate warrants to purchase Common Stock. Under the first warrant, Mercacorp is entitled to purchase up to 750,000 shares of Common Stock at an exercise price of $4.00 per share, and under the second warrant, Mercacorp is entitled to purchase up to 750,000 shares of Common Stock at an exercise price of $5.00 per share. Both of these warrants will terminate if the first warrant is not exercised in full within fourteen days after the effective date of a registration statement covering the shares of common stock to be issued upon exercise of the warrants. Prior to the exercise of the second warrant, the Company has the option, but not the obligation, to repurchase the second warrant by paying $1.00 per share. The second warrant will expire if not exercised prior to November 2001. For a more complete description of the warrants, reference is hereby made to Exhibits 10.33 and 10.34 to this Report which are incorporated in this Item 5 by this reference.

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

                  In July 1998, Juliet Tammenoms Bakker, an executive with Dawson Samberg Capital Management, Inc., joined the Board of Directors of the Company as the representative of the holders of Series D Preferred Stock. In August 1998, Gary F. Jonas, an executive with TLC, joined the Board of Directors of the Company as the representative of the holder of Series C Preferred Stock.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

                  a)   Exhibits

                                INDEX TO EXHIBITS
Exhibit
Number                         Number Description
------                         ------------------

2.1               See Exhibits 10.1, 10.6, 10.23, 10.26 and 10.31.

3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 1 of Form 8-A/A (Amendment No. 4) filed by the Company on June 25, 1998*).

3.2 Bylaws, as amended (filed as Exhibit 3 to the Company's Form 10-K for the year ended December 31, 1992*).

3.3 Rights Agreement, dated as of July 2, 1998, between LaserSight Incorporated and American Stock Transfer & Trust Company, as Rights Agent, which includes (i) as Exhibit A thereto the form of Certificate of Designation of the Series E Junior Participating Preferred Stock, (ii) as Exhibit B thereto the form of Right Certificate (separate certificates for the Rights will not be issued until after the Distribution Date) and (iii) as Exhibit C thereto the Summary of Stockholder Rights Agreement (incorporated by reference to Exhibit 99.1 to the Form 8-K filed by the Company on July 8, 1998*).

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

10.12 LaserSight Incorporated Amended and Restated 1996 Equity Incentive Plan (filed as Exhibit 10.12 to the Company's Form 10-Q/A for the quarter ended June 30, 1998*).

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

10.31 Letter Agreement, dated September 11, 1998, amending the Agreement and Plan of Merger dated July 15, 1997, by and among LaserSight Incorporated, Photomed Acquisition, Inc., Photomed, Inc., Frederic B. Kremer, M.D., Linda Kremer, Robert Sataloff, Trustee for Alan Stewart Kremer and Robert Sataloff, Trustee for Mark Adam Kremer.

10.32 Exclusive License Agreement, dated August 20, 1998, by and between LaserSight Technologies, Inc. and TLC The Laser Center Patents Inc.

10.33 Warrant to Purchase Common Stock, dated November 11, 1998, by and between LaserSight Incorporated and Mercacorp, Inc.

10.34 Warrant to Purchase Common Stock, dated November 11, 1998, by and between LaserSight Incoporated and Mercacorp, Inc.

Exhibit 11        Statement of Computation of Loss Per Share

Exhibit 27        Financial Data Schedule


                  b)  Reports on Form 8-K

                  On July 8, 1998, the Company filed with the Commission a Current Report on Form 8-K regarding the adoption of a Stockholder Rights Plan by the Company.

                  On August 4, 1998, the Company filed with the commission a Current Report on Form 8-K regarding the press release issued by the Company dated August 4, 1998, reporting a lawsuit filed against the Company by Mercacorp, Inc.



----------------------
*Incorporated herein by reference.  File No. 0-19671.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  LaserSight Incorporated




Dated:   November 16, 1998                          By:    /s/ Michael R. Farris
                                                           ---------------------
                                                              Michael R. Farris,
                                                         Chief Executive Officer



Dated:   November 16, 1998                          By:    /s/ Gregory L. Wilson
                                                           ---------------------
                                                              Gregory L. Wilson,
                                                         Chief Financial Officer