Form 10-K
period 1998-12-31
LASERSIGHT INC /DE
filed 1999-03-31
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           3300 University Blvd, Suite 140, Winter Park, Florida 32792
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (407) 678-9900
                                                           --------------

Securities Registered Pursuant to Section 12(b) of the Act:
      Title of Each Class              Name of Each Exchange on Which Registered
            None                                         N/A
            ----                                         ---

           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.001
                         Preferred Share Purchase Rights
                         -------------------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---
        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

        The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on March 29, 1999 was approximately $64,039,264. Shares of Common Stock held by each officer and director and by each person who has voting power of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Number  of  shares of Common  Stock  outstanding  as of March 29,  1999:
15,442,635.

                        DOCUMENTS INCORPORATED BY REFERENCE

        The information required to be included in Part III is incorporated herein by reference to the Company's definitive proxy materials to be filed with the Securities and Exchange Commission on or before April 30, 1999.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

                                     PART I

Item 1.  Business

         OVERVIEW

      LaserSight Incorporated and its subsidiaries (collectively, "LaserSight" (TM) or the "Company") operate in three major operating segments: technology, patents and health care services. The Company's principal wholly-owned subsidiaries include: LaserSight Technologies, Inc. ("LaserSight Technologies"), LaserSight Patents, Inc. ("LaserSight Patents"), and MRF, Inc. ("The Farris Group" or "TFG").

      TECHNOLOGY SEGMENT. The Company's technology segment includes LaserSight Technologies and LaserSight Centers Incorporated ("LaserSight Centers"). LaserSight Technologies develops, manufactures and markets ophthalmic lasers with a galvanometric scanning system primarily for use in performing PRK (photorefractive keratectomy) which uses a one millimeter scanning laser beam to ablate microscopic layers of corneal tissue to reshape the cornea and to correct the eye's point of focus in persons with myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. LaserSight Technologies also has a license and owns patents related to keratome design and usage, a new product line the Company started developing in late 1997 and expects to commercialize during the second quarter of 1999. LaserSight Centers is a developmental-stage company through which the Company may in the future provide PRK, LASIK (Laser In-Situ Keratomileusis) and other vision care surgical services.

      In 1994, the Company shifted its emphasis from research and development of its laser systems to the manufacture and international sale of its lasers. The Company's Compak-200 Mini-Excimer laser ("Compak-200") was introduced internationally in 1994. The LaserScan 2000 Excimer Laser PhotoPolishing System ("LaserScan 2000") was introduced in late 1995 to replace the Compak-200. The LaserScan 2000 incorporates improvements that were developed and implemented as the result of the Company's worldwide clinical experience with the Compak-200. In 1997, the Company developed the LaserScan LSXTM excimer laser system with a new laser head, an active eye-tracking system, and advanced engineering.

      The Company's lasers are currently being marketed commercially in over 30 countries around the world. The Company enjoys having among the largest installed bases of scanning lasers in the industry. The Company intends to continue to develop and improve upon its technology and to aggressively continue the process of gaining regulatory approval for its laser products in order to access the domestic market for refractive procedures, with such approval presently anticipated during 1999. The Company currently is also pursuing domestic regulatory approval to market its excimer laser for glaucoma treatment. With glaucoma affecting over six million people in the United States ("U.S."), the Company believes that its laser will provide a therapeutic alternative for treating this leading cause of blindness. Therefore, the Company intends to continue to build upon its leadership position internationally by expanding its product line, entering the domestic market for refractive surgery, and expanding the applicability of its technology to the therapeutic treatment of glaucoma. While LaserSight generally does not need approvals of its technology to treat glaucoma in international markets, we will need to obtain the CE Mark before systems can be used in Europe with the glaucoma software, requiring limited clinical trial data. The LaserScan LSX excimer laser system has already received the CE Mark for refractive procedures.

      LaserSight Technologies' patent portfolio covers scanning technology, infrared technology, solid-state technology, calibration technology, keratome design and glaucoma treatment, all related to the Company's existing or planned technology related products.

      PATENT SEGMENT. Since August 29, 1997, the patents segment has consisted of LaserSight Patents, which licenses various patents related to the use of excimer lasers to ablate biological tissue.

      HEALTH CARE SERVICES SEGMENT. Since December 31, 1997, the health care services segment has consisted of TFG. TFG provides health care and vision care consulting services to hospitals, managed care companies and physicians. Until that date, this segment also included MEC Health Care, Inc. ("MEC") and LSI Acquisition, Inc. ("LSIA"). Under the Company's ownership, MEC was a vision managed care company that managed vision care programs for health maintenance organizations (HMOs) and other insured enrollees. LSIA was a physician practice management company that managed the ophthalmic practice known as the "Northern New Jersey Eye Institute" under a management services agreement.

      TFG works with representatives of health care manufacturers and the chief executive officers and strategic planning personnel of hospitals, integrated delivery systems and medical groups. The core business of TFG is two-fold: developing and maintaining physician databases for clients needs and providing customized strategic plans. Services included are physician recruitment tools, competitive intelligence, demand studies, community health analyses and distribution channel mapping.

      GENERAL.  For  information   regarding  the  Company's  export  sales  and
operating revenues, operating profit (loss) and identifiable assets by industry segment, see Note 14 of the Notes to Consolidated Financial Statements.

      As of December 31, 1998, the Company had 108 full-time and five part-time employees. The Company considers its employee relations to be good.

      The Company was incorporated in Delaware in 1987, but was inactive until 1991. In April 1993, the Company acquired LaserSight Centers in a stock-for-stock exchange with additional shares issued in March 1997 pursuant to an amended purchase agreement. In February 1994, the Company acquired TFG. In July 1994, the Company was reorganized as a holding company. In October 1995, the Company acquired MEC. In July 1996, the Company's LSIA subsidiary acquired the assets of the Northern New Jersey Eye Institute, P.A. ("NNJEI"). On December 30, 1997, the Company sold MEC and LSIA in connection with a transaction which was effective as of December 1, 1997.

      The Company's principal offices and mailing address are 3300 University Boulevard, Suite 140, Winter Park, Florida 32792, and its telephone number is
(407) 678-9900.

      LASERSIGHT TECHNOLOGIES

      LaserScan LSX Excimer Laser System

      The LaserScan LSX excimer laser system was introduced for international sale at the American Society of Cataract and Refractive Surgeons meeting in April 1997. The LaserScan LSX, with its patented optical scanning system, was designed to be the Company's premier excimer laser product, and incorporates improvements developed and implemented as the result of the Company's worldwide experience with clinical use of its laser products. The LaserScan LSX integrates the Company's new surgeon-intuitive software, a new high-reliability ultraviolet laser source and AccuTrack "TM" eye tracking, into an ergonomically designed system enclosure and control console, to supply its international customers with a complete refractive surgical workstation intended to meet current clinical requirements with capabilities for adapting to future innovations.

      The Version 9.0 software incorporates an easy to use graphical user interface with expanded treatment capabilities for its international users that include myopia, hyperopia and astigmatism, true spherical ablation profiles and a patient record database. The new higher-reliability ultraviolet-laser source was developed to satisfy the demanding clinical requirements of refractive surgical systems and offers operation at a pulse repetition rate of up to 100 Hz (pulses per second), long reliable lifetime, ease of day to day operation and simplified maintenance. The Company's AccuTrack eye-tracking technology, incorporated internationally as a standard feature in the LaserScan LSX, includes enhancements in lighting and image contrast to improve tracking and surgical centration accuracy. In the international market, the Company's LaserScan LSX is a fully integrated ophthalmic surgical workstation designed for use by ophthalmologists to perform PRK and LASIK refractive laser procedures. These procedures are recognized by most ophthalmologists to be clinically predictable.

      In September 1998 the Company received approval to sell the LaserScan LSX excimer laser system in the European Community through its certification to apply the CE Mark. CE Marking was made possible by receipt of a Certificate of Conformity to the European Medical Device Directive, 93/42/EEC. The first LaserScan LSX unit was shipped into the international market during December 1997 and regular commercial shipments to non-U.S. customers commenced during the first calendar quarter of 1998. The LaserScan LSX is now the Company's primary excimer laser product in the international market.

      Presently, the LaserScan LSX is restricted to investigational use in the U.S. as it is the subject of clinical trial research for LASIK treatment of myopic astigmatism and hyperopic astigmatism. The LaserScan LSX is also in clinical studies in Canada for LASIK treatment of myopic astigmatism.

LaserScan 2000Plus Excimer Laser System

      The LaserScan 2000Plus laser system was introduced to the international market in March 1998 as an enhanced version of the LaserScan 2000. The LaserScan 2000Plus was designed to replace the Company's LS 300 as a lower-cost alternative excimer laser product. Its improvements include the Company's new surgeon-intuitive Version 9.0 software, energy stabilization, and a new patient alignment/fixation system. This surgical workstation is also designed for use by ophthalmologists to perform PRK and LASIK refractive laser procedures.

LaserScan 2000 and LS-300 Excimer Laser Systems

      The LaserScan 2000 laser system was introduced to the international market at the Annual Meeting of the American Academy of Ophthalmology in October 1995. The LaserScan 2000 was designed as a fully integrated ophthalmic surgical workstation for use by ophthalmologists, to perform PRK and LASIK refractive laser procedures. The system was introduced as a replacement for the Company's first excimer laser product, the Compak-200 laser system, and incorporated improvements developed and implemented as the result of the Company's worldwide experience with the clinical use of the Compak-200.

      In June 1996, LaserSight Technologies introduced the LS 300 Excimer Laser System for international sales at the Annual Meeting of the American Society of Cataract and Refractive Surgeons. The LS 300 was introduced to offer a lower-cost alternative to the LaserScan 2000. As a modified version of the Compak-200, it allowed the Company to utilize its remaining Compak-200 inventory. The modifications to the original system included upgraded optics and illumination and automatic gas exchange. The Compak-200 laser system, with its patented optical scanning system, established the industry's standard for high repetition rate, small diameter beam, galvanometer controlled scanning laser systems. That system was improved upon with the introduction of the LaserScan 2000 and LS 300 systems. Production of the LS 300 for the international market was phased out during 1997 in favor of the LaserScan 2000 and LaserScan 2000Plus systems, for which production plans have now been scaled back with the Company's emphasis on the LaserScan LSX excimer laser system.

      All of the Company's excimer laser systems incorporate a scanning device that utilizes a pair of galvanometer controlled mirrors that reflect and scan the laser beam directly onto the corneal surface without the use of discs, masks, diaphragms, or rotating elements used by other excimer laser systems. The advantages of this patented scanning technique include: (i) use of a lower energy, higher frequency laser with a smaller diameter beam that dramatically increases power density thereby permitting smaller, more compact systems; (ii) greater scanning pattern flexibility, through system software, for refractive procedures, including the correction of myopia, hyperopia, and astigmatism;
(iii) smoother surface quality without transition zones; and (iv) an ability to scan much larger optical zones (up to 9mm). The actual corneal ablation profile is controlled by a computer that adjusts the beam overlap and diameters of the scanning system. The source code for the scanning software is proprietary technology of the Company (copyright) and has been developed and tested by a series of verification and validation procedures utilizing both PMMA (plastic), human cadaver and living rabbit eye tissue, and at international and domestic clinical trial sites.

Keratome Systems

      During 1997, the Company began design and engineering activities to expand its keratome product line to include durable keratomes and replacement blades in addition to its single use disposable keratome. The keratome is a surgical instrument used during LASIK procedures to produce the corneal flap required for this procedure. The Company anticipates that it will have the opportunity to generate recurring revenues on a per procedure basis through sales of the single-use keratomes and the blades necessary to perform each refractive procedure. The Company believes that its complete keratome system, known as the LaserSight "MicroShape"(TM) keratome system, is the first of its kind that, because of the keratome consoles compatibility, offers surgeons the option to utilize either a single use or durable keratome based on their clinical preference.

      The Company acquired rights to manufacture and sell the single use disposable keratome, formerly known as the Automated Disposable Keratome "A*D*K"
(TM), in September 1997 from inventors Luis A. Ruiz, M.D. ("Ruiz"), and engineer Sergio Lenchig ("Lenchig") of Bogota, Colombia. The trade name for this single use keratome is now the LaserSight "UniShaper" (TM) single use keratome. See "Management's Discussion and Analysis - Risk Factors and Uncertainties - Company and Business Risks-"Required Minimum Payments Under Our UniShaper License Agreement may Exceed Our Gross Profits From Sales of Our UniShaper Product." Ruiz and Lenchig had earlier invented the Automated Corneal Shaper ("ACS") distributed by another company. The UniShaper single use keratome incorporates the market proven features found in the ACS with new enhancements and features, including pre-assembly, factory inspection, single use, transparent components for improved visibility while cutting the flap, and a dual drive mechanism with covered gears. The enhanced device was designed in response to the accumulated experience and feedback after several years of operation with the market leader ACS device. Early single use keratome prototypes were shown at the American Academy of Ophthalmology conference held in San Francisco in October 1997. Section 510(k) clearance from the U.S. Food and Drug Administration ("FDA") was applied for in October 1997 and received in January 1998, thereby allowing it to be sold and used on a commercial basis in the U.S.

      Manufacturing validation began in late 1997 and continued together with clinical testing and further validation throughout 1998. The Company believes that commercial shipment of any keratome product should not commence until the instrument or consumable, and their related manufacturing processes, have been clinically validated through carefully controlled testing that includes both in vitro and in vivo evaluations and until previously established criteria for clinical use have been met. The UniShaper single use keratome is currently in the process of final clinical validation. The Company had originally expected to begin commercial sales of the single use device in early 1998, but now expects such sales to begin during the second quarter of 1999 due to unanticipated complexities in the manufacturing and clinical validation processes. During initial validation in late 1997 and early 1998, it was determined that the product didn't meet the performance requirements set by LaserSight. The product then underwent a number of additional rounds of design and clinical validations. We now believe that performance issues relevant to the product have been resolved.

      The UniShaper single use keratome is manufactured for LaserSight under an exclusive agreement with Frantz Medical Development Ltd. ("Frantz Medical"), located in Cleveland, Ohio, which is an ISO 9001 certified company experienced in the manufacture of engineering-grade medical devices. Frantz Medical was chosen for its experience with OEM manufacturing for other large medical companies, and its reputation for consistent delivery of quality products. Under the agreement, LaserSight is responsible for providing product specifications and for the cost of mold revisions and certain special tooling and equipment required. Frantz Medical is responsible for production in accordance with product specifications, as amended, and maintaining their facility in compliance with ISO 9002 requirements and Good Manufacturing Practices ("GMP") as required by the FDA. Upon final product approval, the Company is obligated to purchase 50,000 units during each year of the contract.

      The Company's "UltraShaper" (TM) durable keratome is a fabricated stainless steel surgical instrument that was designed utilizing the same clinical criteria applied to its single use counterpart. The decision to commercialize a durable keratome, in addition to the single use version, resulted from the company's marketing activities and surgeon feedback. The UltraShaper durable keratome is expected to be manufactured exclusively for the Company by specialized Medical Devices, Inc. ("SMD") located in Lancaster, Pennsylvania. SMD is ecperienced in the machining and assembly of precision instruments having previously manufactured their own vesion of a keratome for several years. The UltraShaper durable keratome requires replacement of a precision manufactured blade for each procedure.

      The Company intends to manufacture its own "UltraEdge" (TM) blades for its durable instruments, as well as for keratomes manufactured by its competition. In preparation for the commercial launch of its keratome blades, the Company added several employees with experience in manufacturing similar products to its staff, entered into a lease for additional manufacturing space in Winter Park, Florida, and procured the equipment necessary to establish its blade manufacturing capability. Approximately 9,000 square feet have been dedicated to UltraEdge blade production, with the remaining space secured for additional manufacturing or distribution needs.

      The Company has developed a feature-enhanced control console that will provide power and control for its keratomes. The console will be interchangeable between the UniShaper single use keratome and the Company's new durable model. The new console incorporates suction monitoring functions with visual and auditory alarms to indicate a caution state; an ergonomic design with quiet operating performance; a digital display reading suction in either inches or millimeters of mercury; an elapsed time indicator to show the amount of time the eye has been exposed to high suction; and a new low suction setting that offers the surgeon the option to use the keratome's suction ring as a globe fixation device. The control console is being manufactured for the Company by Humphrey Instruments, a division of Carl Zeiss, Inc., San Leandro, California.

      The keratome systems will be marketed both through the Company's existing international distributor network and direct sales. Sales in the domestic market will be handled through: (i) direct contact (telephone, mail, fax and internet) to refractive surgeons; (ii) a direct marketing effort that targets national Laser Center accounts; and (iii) educational wet lab seminars to introduce the product in key metropolitan areas.

      The Company expects to benefit from the favorable payment terms associated with keratome products. Direct sales will be handled with payment in cash or by credit card at time of shipment of product. Distributor orders will be secured with letters of credit, prepayment, or up to 30-day terms. The relatively low product price and the prospect of repeat orders necessitates such payment terms, rather than extended terms often offered for higher cost capital equipment.

      The keratome market is developing globally with the emergence of LASIK rather than PRK as both the surgeon and patient's procedure of choice for laser refractive surgery. This trend first became evident in markets which were among the first to embrace laser refractive surgery, and appears to be spreading to other global markets, including the U.S. where LASIK captured a majority of refractive surgery cases during 1998. The Company believes there are five main competitors in the keratome business, but the Company has the first FDA 510(k)-cleared disposable keratome and, it believes, the only keratome product line that includes both single use and durable instruments that utilize a single control console design. Other instruments are manual devices, rather than automated. While the Company believes that its single use and durable keratomes have significant advantages over the keratomes manufactured by its principal competitors, some of these competitors are larger, more established, and have greater financial strength than the Company.

      The Company believes that the major competitive factors for its keratome products will include quality, safety, availability, automation, simplicity and price.

      Aesthetic and Scientific Laser Products

      Based on the Company's desire to broaden its technology product line and offer expanded laser applications in the medical field, during April 1998, the Company and Schwartz Electro-Optics, Inc. ("SEO") entered into an agreement under which the Company purchased substantially all of the assets, and assumed certain liabilities, of SEO's medical products division. The aesthetic and scientific laser product division of LaserSight Technologies develops, manufacturers, and sells lasers and related equipment for medical, medical research, and scientific research applications. The division's primary focus has been on its erbium laser, the Crystalase, which is primarily used to perform dermatological procedures. The division also manufactures and sells its scientific product, the Laser 1-2-3.

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

      AccuTrack (TM) Eye Tracking System. The Company continues to offer its international customers an active eye tracking system as an option to the LaserScan 2000Plus. The system is integrated into the laser system and automatically detects slight saccadic movements of the patient's eye and adjusts the position of the laser beam to ensure that the eye remains centered during the laser procedure. During 1998, the Company continued its engineering and development of the system to optimize the eye tracking system's functions, and to extend the capability of the tracking system hardware and software.

      Video Display Camera. The Company offers, as an option, a video display system for observation or recording of procedures. This camera can be installed on the LaserScan 2000Plus, either at the manufacturing facility or as an upgrade on site. The video display system includes a beam splitter, video adapter, and a single chip video camera.

      Version 9.0 Software. The Company offers its newest version software for installation as an upgrade to its earlier laser systems. The Version 9.0 software upgrade provides international users with features including expanded treatment options and patient databases.

      Intellectual Property

      Numerous patents have been applied for by, or have been issued to, other companies related to the broad categories of lasers and laser devices, refractive surgical procedures using laser devices, and delivery systems for using laser devices in refractive surgical procedures.

      The Company maintains a portfolio of strategically important patents, patent applications, and licenses, covering its laser scanning method, solid-state technology, glaucoma and retinal treatments, corneal topography development, calibration methods, treatment techniques for myopia and hyperopia, and keratomes.

      The  Company  continues  to take  actions to secure  patent  rights in its field. See "Management's Discussion and Analysis--Risk Factors and Uncertainties-Company and Business Risks-Patent Infringement Allegations May Impair Our Ability to Manufacture and Market Our Products."

      Purchase of Certain Patents from IBM

      In 1992, LaserSight signed a License Agreement with International Business Machines Corporation ("IBM") for IBM's patents relating to ultraviolet light ophthalmic products and procedures for ultraviolet ablation. Under this license, LaserSight paid a royalty fee of 2% of the sales of its ultraviolet lasers in those countries in which IBM had such a patent. Sales of excimer lasers in other countries were not subject to such royalty payments.

      In August 1997, the Company purchased from IBM, two patents related to ultraviolet light ophthalmic products and procedures for ultraviolet ablation. These patents (the "IBM Patents"), U.S. Patent No. 4,787,135 (Blum Patent) and U.S. Patent No. 4,925,523 (Braren Patent) relate to the use of ultraviolet light for laser vision correction, as well as for all non-ophthalmic applications. With the purchase of these patents the Company also acquired related patent license agreements, and the rights to all royalties accrued after January 1, 1997 under license agreements with Summit Technologies, Inc. and VISX, Incorporated. A license to the IBM Patents is necessary for companies desiring to enter the laser vision correction market in the U.S. and certain other countries. In addition to the royalties from licenses acquired and potential new licenses with other excimer laser manufacturers and users, the Company also has the right to pursue claims for all past infringement of the IBM Patents. Sale of

      Patent Rights and Licenses

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

      In July 1995, the Company exercised its option to acquire technology of a solid-state UV-laser operating at 213 nm and 200 Hz developed by Dr. J.T. Lin pursuant to Dr. Lin's Research and Development Agreement with the Company. Dr. Lin is a former president and chief executive officer of the Company. This laser system employs harmonic wavelength mixing schemes different from those described in the Company's 1992 solid-state patent (U.S. Patent No. 5,144,630), Dr. Lin's patent application, which has been assigned to the Company, has been filed covering this new technology. Efforts continued on this project during 1998, but at a priority level lower than excimer-related activities within the Company's engineering and research and development departments.

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

      In October 1995, Francis E. O'Donnell, Jr., M.D., Chairman of the Board of the Company was granted a patent (U.S. Patent No. 5,460,627) for a method and apparatus for calibration of PRK lasers. Dr. O'Donnell licensed this patent to LaserSight Centers in exchange for a 6% royalty on the net sales or uses of the patented technology. In January 1996, the Company announced a joint venture with PAR Vision Systems to develop the Ex-Caliper calibration system. It uses a rastersterographic topography system to measure the effects of a simulated PRK on a single-use, disposable target. Under the terms of the agreement, the joint venture partners share in software licensing income and in the sale of disposable targets for the Ex-Calipar system.

      In October 1998, the Company entered into an agreement with a subsidiary of TLC The Laser Center Inc. ("TLC"), Toronto, Ontario, Canada, that grants the Company an exclusive license under U.S. Patent No. 5,630,810 relating to a treatment  method for  preventing  formation  of central  islands  during  laser surgery. Central islands are a problem generally associated with laser refractive surgery performed with broad beam laser systems used to ablate corneal tissue. The Company has agreed during the term of the patent license agreement to pay TLC 20% of the aggregate net royalties it receives in the future from licensing of the TLC patent and certain other patents owned by the Company.

      In January 1999, the Company received Notice of Allowance from the U.S. Patent and Trademark Office for its patent application covering a multizone, multipass, treatment method for refractive surgery, and expects that the corresponding patent will be issued in the near future.

      Keratome Patents and Licenses

      In July 1997, the Company completed an agreement under which it purchased U.S. Patent No. 5,586,980 from Dr. Frederic B. Kremer. The Kremer patent covers a pivoting head in a keratome, the instrument required to create the corneal "flap" in the LASIK procedure.

      In September 1997, the Company entered into a limited exclusive license agreement with Ruiz and Lenchig for U.S. Patent No. 5,133,726/RE35421 and its foreign counterparts. The limited license agreement includes worldwide distribution rights to the single use A*D*K keratome. The license has also provided the technology necessary for the Company to design its durable keratome.

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

      Trade and Service Marks

      The Company has independently developed the trademarks "MicroShape", "UniShaper", "UltraShaper", "UltraEdge", "A*D*K", "LaserScan LSX", "AccuTrack", "ScanLink" (TM), "OnSite" (TM), and "Crystalase" (TM) and intends to enforce its prior appropriation of these trademarks and to seek registration thereof. "LaserSight" is a service mark developed by the Company.

      Manufacturing

      In late 1995, the Company opened a new manufacturing facility in San Jose, Costa Rica to manufacture its lasers for international sales, and for delivery to U.S. investigational sites under its Investigational Device Exemption ("IDE") protocols. Beginning in 1996, all lasers sold to international customers were manufactured at this facility, as well as laser systems delivered to U.S. clinical investigators. This facility, located in a free trade zone, has produced all laser units sold internationally since that time.

      As exports of laser products not approved for sale in the U.S. are closely regulated by the FDA, the Company's establishment of an offshore manufacturing facility permits it to sell products to any international customer without prior FDA approval. Many countries, however, have their own regulatory requirements. For example, the CE Mark is required for sale into member countries of the European Economic Union ("EU").

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

      A number of key components necessary to produce the Company's laser products are obtained from single vendors. Should these suppliers become unable or unwilling to supply these components, the Company would be required to seek other qualified suppliers. See "Management's Discussion and Analysis--Risk Factors and Uncertainties--Company and Business Risks-Our Supply of Certain Critical Components and Systems may be Interrupted Because of Our Reliance on a Limited Number of Suppliers."

      During 1996 the Company completed implementation of an international system of quality assurance under ISO 9002, that was initiated during 1995. In October 1996 the Company received certification under ISO 9002 for its manufacturing and quality assurance activities in Orlando, Florida and San Jose, Costa Rica. Since that time the Company has maintained its ISO 9002 certification through a series of periodic surveillance audits by its "Notified Body". During November 1996 the Company completed all requirements necessary to obtain authority to apply the CE Mark to its LaserScan 2000 System. In September 1998, the Company received similar certification to apply the CE Mark to its LaserScan LSX excimer laser system. The CE Mark, certifying that the LaserScan Models 2000 and LaserScan LSX meet all requirements of the European Community's medical directives, gives the Company access to market its products into all member countries of the EU. Although during 1997 and the first half of 1998 only certain member countries of the EU required compliance with the EU Medical Directives (including France and Germany), after June 1998 all countries in the EU required the CE Mark certification of compliance with the EU Medical Directives as the standard for regulatory approval for sale of laser systems.

      The EU Medical Directives include all the requirements under EU laws regarding the placement of various categories of medical devices on the EU market. This includes a "directive" that an approved "Notified Body" will review technical and medical requirements for a particular device. All clinical testing of medical devices in the EU must be done under the Declaration of Helsinki, which means that companies must have ethics committee approval prior to starting, they must obtain informed consent from each patient tested and the studies must be monitored and audited. Patient records must be maintained for 15 years. Companies must also obey the Medical Device Vigilance reporting requirements. In obtaining the CE Mark for its excimer laser system, the Company had its manufacturing processes and controls evaluated by a Notified Body (Semko) for maintenance of ISO 9002 conditions, demonstrated that it satisfied all engineering and electro-mechanical requirements of the EU, and conducted a clinical study in France to confirm the safety and efficacy of the excimer laser system on patients.

      Availability of Components

      LaserSight Technologies purchases the vast majority of components for its laser systems from commercial suppliers. These include both standard, "off-the-shelf" items, as well as components produced to the Company's unique designs and specifications. While most are acquired from single sources, the Company believes that in many cases there are multiple sources available to it in the event a supplier is unable or unwilling to perform. As the Company is dependent upon an uninterrupted supply of components to produce its lasers, it is dependent upon these suppliers to provide a continuous supply of integral components and sub-assemblies.

      The Company has contracted under an exclusive supply arrangement with a single source, MPB Technologies Inc., Dorval, Quebec, Canada, for the laser head used in the LaserScan 2000. Under this exclusive arrangement, the supplier of the laser head is restricted from providing this relatively low energy, high repetition rate laser head to any company that would use the laser head in an excimer laser system for corneal refractive surgery. The Company historically experienced higher than anticipated warranty service costs associated with this component, and accordingly, during 1995 the Company began certain measures to address this issue which have continued through 1998. These measures include 100% incoming inspection of all laser heads at time of receipt from the supplier, modification and upgrading of certain critical components, development and testing of new techniques for handling the laser heads, and procurement of an alternate component from another supplier.

      During 1996, the Company contracted with a new supplier for the laser head component, TUI Lasertechnik und Laserintegration GmbH, Munich, Germany, to develop an improved performance laser head based on this supplier's innovative technology and the Company's performance specification and laser lifetime requirements. In 1997, the Company began its engineering evaluation and testing and determined that with some modifications the new laser head satisfied all engineering requirements. The Company began to incorporate this new laser head into its products, notably the LaserScan LSX, in the fourth quarter of 1997. Further development on new variations of this technology continue and the Company has a limited exclusive license to this technology in the field of ophthalmic surgery as long as minimum purchase requirements are satisfied. Currently, TUI is a single source for this improved performance laser head. The agreement is for a term of 18 months, renewable for consecutive 18 month terms at the Company's option.

      The Company continues to evaluate potential supplier relationships with other laser manufacturers.

      Marketing

      The use of the Company's medical laser systems in the U.S. requires FDA approval. The Company has been marketing these systems in the international market where approval is either not required or has been obtained. These international sales require LaserSight to comply with the regulatory requirements of the importing nation and export requirements of the U.S.

      During 1998, the Company continued to market its LaserScan 2000 and LaserScan LSX excimer laser systems in Europe, Russia, the Pacific Rim, Asia, South and Central America, and the Middle East. The Company sells its excimer laser systems and accessories using a multi-tiered marketing strategy directed toward ophthalmologists throughout the world. A combination of directly-employed sales representatives and independent international distributors and representatives is used to market directly to individual ophthalmologists, ophthalmic clinics, and hospitals.

      The Company directly employs two territorial managers who are responsible for sales, both direct and through distributors and representatives, within their respective territories. The Company's distributors and representatives have been selected based on their experience in the market for ophthalmic equipment and their capability for technical support. Distributor and representative agreements either provide for exclusive territories, with continuing exclusivity dependent upon mutually-agreed levels of annual sales, or nonexclusive agreements without sales minimums. Currently, separate distributor and representative agreements are in place for all major market areas. During 1998, approximately 86% of sales of the Company's product sales resulted from distributors and representatives with the balance from sales made by employees of the Company. No one customer or distributor was responsible for generating sales in excess of 10% of consolidated revenues.

      In conjunction with its sales activities, the Company continues to participate in a number of foreign and domestic ophthalmology meetings, exhibits and seminars. Historically, two large U.S. meetings, the American Academy of Ophthalmology and the American Society of Cataract and Refractive Surgery, have yielded substantial interest in the Company's laser and keratome products.

      The  Company  is  exploring   potential   clinical   trial   advisors  and
distribution agents in Japan.

      In certain countries, clinical trials of lasers are required before commercial sales can take place. As a result, the Company has historically placed from three to six lasers with clinical investigators at no cost to the physician. At the conclusion of these clinical trials, the lasers are to be returned to the Company.

      While the focus of the Company's sales activities is on the international market, the Company has sold lasers in the U.S. to ophthalmologists participating in the Company's FDA clinical trials. Pricing of these units has generally been lower than for those sold in foreign markets as the FDA requires that these sales be based on specific manufacturing costs, which can include an allocation of research, development and other expenses. If the Company continues to establish additional clinical sites in the U.S. during 1999, these sites could represent an additional source of revenue for the Company as well as additional regulatory costs. Approximately 250 LaserSight excimer laser systems are now in place worldwide.

      Meetings and Technical Exhibits

      LaserSight Technologies' strategy for international meetings and technical exhibits is for Company personnel to attend appropriate national and regional meetings, and to encourage its clinical investigators and clinical users to present clinical papers to promote sales of the Company's laser systems. When possible, Company personnel participate in, or provide, wet lab or hands on demonstrations of the Company products. All distributor and representative agreements contain provisions for the agent to participate in national and regional meetings and exhibits.

      Attendance at meetings and exhibits held in the U.S. is limited to those meetings where a large attendance of foreign ophthalmologists is anticipated. These meetings include the Annual Meeting of the American Academy of Ophthalmology (most recently held in November 1998 in New Orleans) and the American Society of Cataract and Refractive Surgery (most recently held in April 1998 in San Diego). During these U.S. meetings, the Company limits its activities for its excimer laser refractive systems to the distribution of technical information without making any offer to sell.

      Seasonality

      Based on historical activity, the Company does not believe seasonal fluctuations have a material impact on its financial performance.

      Payment Terms; Receivables

      The Company may from time to time reassess its credit policy and the terms it will make available to individual customers. As a result of a growing presence in a number of countries and continued acceptance of the Company's laser systems, the Company's internally-financed sales with repayment periods exceeding 18 months (measured from the installation date) decreased from 13 systems in both 1996 and 1997, to 10 systems in 1998. There can be no assurance as to the terms or amount of third-party financing, if any, that the Company's customers may obtain in the future. In the Company's experience, sales of major capital equipment such as excimer laser systems in certain areas, including much of South and Central America, often require payment terms from 12 to 18 months. Since 1996, the Company has been placing greater emphasis on the terms and the timing of collections of future sales.

      Laser sales are generally to hospitals or established and licensed ophthalmologists. Unless a letter of credit or other acceptable security has been obtained, a significant down payment or deposit is generally required at or before installation, and LaserSight Technologies maintains regular contact with customers as routine maintenance work must be provided by LaserSight personnel.

Maintenance services can be withheld should payment terms not be met. LaserSight Technologies' agreements with its customers typically provide that the contracts are governed by Florida law. The Company has not determined whether or to what extent courts or administrative agencies located in foreign countries would enforce its right to collect such receivables or to recover laser systems from customers in the event of a customer's payment default.

      At December 31, 1998, the Company was the payee on letters of credit with foreign financial institutions aggregating approximately $2.5 million (compared to $0.2 million at December 31, 1997). On occasion, it is necessary to meet a competitor's more liberal terms of payment. In those and other cases, the
Company may provide term financing. See "Management's Discussion and Analysis--Risk Factors and Uncertainties-Financial and Liquidity Risks-If Our Uncollectible Receivables Exceed Our Reserves We will Incur Additional Unanticipated Expenses."

      The Company's sales have historically been and are expected to continue to be denominated in U.S. dollars. The EU's conversion to a common currency, the Euro, is not expected to have a material impact on the Company's pricing, financial condition or results of operations.

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

      PRK and LASIK techniques for treatment of refractive vision disorders compete with eyeglasses, contact lenses, and RK (radial keratotomy), and recently introduced corneal implants. In addition, medical companies, academic and research institutions and others could develop new therapies, including new medical devices or surgical procedures (such as new designs of corneal implants and surgery utilizing other types of lasers), for the conditions targeted by the Company, which therapies could be more medically effective and less expensive than PRK and LASIK, and could potentially render PRK and LASIK obsolete. Any such development could have a material adverse effect on the business, financial condition, and results of operations of the Company.

      LaserSight Technologies is targeting the LaserScan LSX and the LaserScan 2000 to the PRK and LASIK refractive correction market that utilizes a UV-wavelength (currently excimer) laser. The Company believes that there are currently six major competitors in the worldwide UV-wavelength market, including three major U.S. companies. LaserSight Technologies believes that in the market for refractive surgery its scanning laser technology, software-based flexibility and eye tracking technology have significant advantages over the excimer lasers manufactured by its principal competitors. Many of these competitors are larger, more established, and have greater financial strength than the Company.

      Competitive factors such as performance, price, warranty, and royalty issues play an important role in the customer's decision to purchase an excimer laser system. Regulatory issues also play a significant role in determining the markets accessible to the Company. As the Company must obtain approval from the FDA prior to marketing in the U.S., the Company must presently focus its marketing efforts on international markets. Both U.S. and foreign competitors may enter the excimer laser business or acquire existing companies. These competitors may be able to offer their products at a lower cost or may develop procedures that involve lower per procedure costs. Competition from new entrants may be prevalent in those countries where significant regulatory approval is not required.

      Food and Drug Administration

      The Company's laser products are subject to strict governmental regulations which affect the Company's ability to manufacture and market these products. All laser devices to be marketed in interstate commerce are subject to the laser regulations required by the Radiation Control for Health and Safety Act, as administered by the FDA. Such Act imposes design and performance standards, labeling and reporting requirements, and submission conditions in advance of marketing for all medical laser products. The Company's laser systems produced for medical use require PMA approval by the FDA before the Company can ship its laser systems for commercial use in the U.S. Each separate medical device requires a separate FDA submission, and specific protocols have to be submitted to the FDA for each claim made for each medical device.

      During 1994, the Company began the clinical studies required for approval and commercialization of its laser scanning systems in the U.S. In April 1998, the Company filed its Pre-Market Approval ("PMA") application for PRK treatment of myopia using its scanning laser system. The Company continues to enroll patients into a Phase 3 PRK study for the purpose of post-market surveillance. In May 1998, the Company received notification from the FDA that its PMA application had been accepted for filing. If and when the Company's laser systems receive PMA approval by the FDA, the Company will be required to obtain GMP clearance with respect to its manufacturing facilities. These regulations impose certain procedural and documentation requirements upon the Company with respect to its manufacturing and quality assurance activities. The Company's facilities will be subject to inspections by the FDA, and compliance with GMP guidelines is required before the Company can begin marketing its laser products. In addition, the Company's suppliers of significant components or sub-assemblies must meet the quality requirements of the Company. There can be no assurance as to whether or when the FDA will approve this PMA or that the PMA will not require review before an FDA Advisory Panel.

      During 1996, the Company began clinical trials for PARK (photo-astigmatic refractive keratectomy) in the U.S.

      During 1998, the Company submitted and received approval to begin U.S. clinical trials of its scanning laser for treatment of myopia and hyperopia, with and without astigmatism, utilizing the LASIK procedure (in which the stroma beneath the cornea is ablated rather than the surface of the cornea). The Company also began a clinical trial of its scanning laser system for LASIK treatment of myopia and myopia astigmatism in Canada in late 1998.

      In July 1997, as amended in September 1998, the Company acquired the rights to a PMA application filed with the FDA for a laser to perform LASIK, a refractive surgery alternative to surface PRK, from Photomed. In July 1998, the FDA approved the PMA application for the Kremer Excimer Laser to perform LASIK for correction of myopia and myopic astigmatism. This is the only laser to receive FDA approval for LASIK in the United States. Dr. Kremer's PMA is for a single-site usage (rather than general commercial usage) and encompasses the treatment of myopia and myopic astigmatism, specifically using LASIK. The commercial sale of the Photomed laser in the United States would require, in addition to the approval of Dr. Kremer's PMA, certain additional FDA approvals, including GMP clearance and the development and validation of a manufacturing process for the Photomed laser. The FDA's approval is unrelated to the PMA for the Company's scanning laser systems that the Company submitted to the FDA.

      The Company also has an IDE approved by the FDA for the treatment of glaucoma by laser trabeculodissection. The Company has completed a feasibility study in blind eyes and intends to continue its efforts in this area.

      Research and Development

      During 1998, the Company continued its research and development activities related to new laser products, laser systems, product upgrades, its keratome products, and ancillary product lines. Excluding regulatory expenses, research and development expense was $2,813,461 in 1998 compared to $1,836,151 in 1997, an increase of 53%. In 1996, these expenses were $948,520. Considerable research and development effort was directed towards continued development and expansion of the complete keratome product line (representing $1,031,751 of the increased costs between 1997 and 1998) and development costs of a mobile laser platform, partially offset by reduced expenses related to the LaserScan LSX excimer laser system, which was substantially completed during the year.

      Other research and development efforts have been focused on the continued development of the new solid-state laser. The solid-state is the first true non-gas laser capable of delivering a laser beam in the ultraviolet spectrum (common to all excimer lasers used for refractive surgery). The Company directed additional efforts during 1998 toward the production of a commercial design for this product. In addition, the solid-state laser could be capable of generating multiple wavelengths, thus permitting its use for other ophthalmic procedures which now require separate lasers.

      The solid-state research and development effort has already resulted in the identification of many features that have been subsequently incorporated into the Company's excimer laser systems. Further efforts will continue to be directed at an appropriate level towards production of a clinical design for this product to ensure that a commercial version is available to meet the market's demand for such a system. There are no assurances that these activities will be successful.

      Upon completion of a clinical design for the solid-state system, pre-clinical trials and formal clinical trials are anticipated. Once sufficient clinical and safety data have been gathered, the Company intends to initially market the solid-state system for medical uses outside of the U.S. The Company continues to assess numerous issues related to manufacturing and marketing of the solid-state system. As is the case with many new technology products, the commercialization of the solid-state laser is subject to potential delays.

      During  1998,   the  Company   continued   development   of  its  advanced
eye-tracking system that is standard on the LaserScan LSX and offered as an option to LaserScan 2000 purchasers. The LaserSight AccuTrack eye tracker is an "Active + Passive" system that is capable of following even fine saccadic eye movements. The tracking system eliminates most error normally introduced by gross and fine eye movements during untracked laser refractive surgery, and does not require dilation of the pupil or any apparatus to be in contact with the eye. Additionally, a larger margin of safety may be achieved for patients with above average eye movement.

      The Company's research and development activities continue to include efforts to develop completely new designs for solid-state laser heads that are not currently available or produced anywhere in the world marketplace. While the risk of failure of these specific activities may be significant, the Company believes that if developed, these products could provide it with a leading edge technology that would differentiate its products from other companies in the industry. There is no assurance these efforts will be successful.

      In conjunction with the University of Southern California, the Company entered into agreements for the development of an epithelial boundary determination device and for a method of preventing keratocyte loss. Such agreements did not result in material revenues or expenses and, in February 1998, the Company terminated its license to the method of preventing keratocyte loss.

         HEALTH CARE CONSULTING SERVICES (TFG)

      Introduction

      TFG is a national provider of consulting services in strategy development and implementation and provision of critical decision support information for health care provider organizations, managed care organizations and manufacturers/distributors of health care products. In 1998, as a result of losses incurred in previous years, TFG reduced staffing substantially, tightened it business focus and began outsourcing certain services such as teleresearch and physician recruiting. TFG clients include multi-hospital health systems, community hospitals, academic medical centers, specialty health care providers and manufacturers and distributors of health care products.

      The senior consulting staff of TFG includes individuals with 10 to 20 years of health care experience. These individuals have held executive positions in market research, hospital operations, strategic planning and turnaround management.

      Industry projections indicate continued turbulence in the health care industry as prices paid by government and managed care organizations continue to decrease. Consolidation, diversification, divestiture and downsizing are among the actions many health care providers are being forced to consider in order to solidify a position in the fast changing market place. TFG believes it is positioned to assist health care managers in understanding the range of available options and selecting an appropriate course of action. See "Management's Discussion and Analysis -- Results of Operations -- Revenues."

      Principal Services

      Decision Support Information. TFG draws upon the experience of the consulting staff to characterize the decisions health care executives are facing and develop methodologies to gather information to clarify the issues. Demand for health services and the corresponding supply of health care providers are fundamental components of Decision Support Information. TFG consultants add value by studying available information to discern previously unidentified or unquantified patterns of supply and demand. The product of TFG Decision Support studies is information which will move market share or otherwise impact the bottom line of clients. This category of consulting services include Benchmarking, Competitive Intelligence, Distribution Channel Mapping, Entry Point Analysis, Environmental Assessment, Market Demand Studies, Physician Resource Studies, and Portfolio Analysis.

      Strategic Planning. TFG created a strategic planning model which stresses implementable goals and objectives, realistic time tables, and the profiles of the human resources needed for implementation. The segments of the strategic planning process include determining mission, vision setting, alternative futures and strategy formulation. Other services such as conducting executive retreats, board room consultation and executive support, are also provided.

      Marketing

      Most of TFG's business comes from new projects for existing and former clients and through favorable referrals from such clients. The Company believes that new business will increase in 1999 as a result of existing business relationships and leads developed during 1998.

      In addition to working with former clients, sales efforts are in development to generate new clients in the hospital, academic medical center, hospital system and other health care provider categories.

      TFG served approximately 10 clients in 1998.

      Payment Terms

      Clients are generally asked to pay a certain amount at the commencement of the engagement and at the point where predefined milestones are reached, but no less than monthly. Certain clients pay a monthly retainer.

      Projects may be priced on an hourly rate or at a fixed project price, exclusive of out of pocket expenses.

      Competition

      The Company believes that the key competitive factors it brings to its health care services segment is the experience of consultants, contacts within the industry, pricing of services and satisfied clients. Primary competitors are national consulting firms and small health care consulting firms. TFG believes it holds advantage over many of the competitors based upon (i) its commitment to bring measurable value to each engagement; (ii) experience of the consultants in the environment in which the client competes; and (iii) a recognized expertise in developing unique provider databases geared to decisions which result in improving the financial performance of the client organization.

      Recently, TFG completed a consulting engagement with a nationally recognized academic medical center. The work consisted of a number of the information gathering services utilized in a typical planning process. Since the successful completion of this engagement, the services provided by TFG have been featured in a telemarketing sales effort to similar organizations throughout the mid-west U.S.

Item 2.  Properties

      The table below describes the Company's present facilities. All such facilities are leased from independent third parties.


                                                                                Square        Monthly    Expiration
            Location                              Description                   Footage       Payment       Date
            --------                              -----------                   -------       -------       ----
Winter Park, Florida             Principal offices of Company and
                                    LaserSight Technologies                      22,700       $21,600   6/14/2002
Winter Park, Florida             LaserSight Technologies-additional space        15,600       $13,900   1/31/2004
St. Louis, Missouri              The Farris Group office                          3,900        $5,150   7/31/2001
Near San Jose, Costa Rica        Manufacturing facility                           6,400        $4,198  11/30/2000


Item 3.  Legal Proceedings

      Euro Pacific Securities Service. In June 1996, the Company filed a lawsuit in a Florida state court against Euro Pacific Securities Service and Mr. Wolf Wiese (collectively, the "Wiese Defendants") to collect the $1,140,000 balance due on a promissory note executed by the Wiese Defendants in 1995 relating to a stock subscription receivable. In September 1996, the Wiese Defendants removed the lawsuit to the U.S. District Court for the Middle District of Florida-Orlando Division. In July 1997, after missing the deadline for filing counterclaims against the Company, and without having obtained permission from the Court to do so, the Wiese Defendants filed a separate lawsuit in the same U.S. District Court against the Company and its LaserSight Technologies subsidiary. In their lawsuit, the Wiese Defendants alleged the Company's breach of contract, coercion to enter into a contract, misrepresentation, together with other charges and sought an unspecified amount of monetary damages. On October 20, 1997, the Company filed a motion to dismiss the Wiese Defendants' lawsuit. On February 10, 1998, the Court dismissed the Wiese Defendants' lawsuit without prejudice.

      The Company's lawsuit against the Wiese Defendants was tried on December 15 and 16, 1997 and resulted in the issuance on December 29, 1997 of a final judgment in favor of the Company in the amount of $1,140,000, together with interest in the amount of $526,809 and costs and attorneys' fees of $85,952. The Wiese Defendants appealed the judgment to the U.S. Court of Appeals for the Eleventh Circuit, Atlanta, Georgia. On November 30, 1998, the District Courts decision was affirmed by the U.S. Court of Appeals. The Company is taking steps to collect on the judgment, but there can be no assurance as to whether, when or in what amount it will be able to do so. Any recovery on the portion of the judgment representing the $1,140,000 amount due on the Wiese Defendants' promissory note will be credited to stockholders' equity, but will have no effect on the Company's results of operations.

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

      The Company has denied NNJEI's allegations. The Company and NNJEI discussed a possible restructuring of the relationship between LSIA and NNJEI at a mediation session held on November 16, 1997 and in subsequent correspondence, but did not reach an agreement. Thereafter, the Company sold LSIA to Vision Twenty-One, Inc. ("Vision 21") on December 30, 1997 in a transaction which was effective as of December 1, 1997. In connection with the LSIA sale, the Company agreed to indemnify Vision 21 from certain claims related to the Services
Agreement arising before December 30, 1997. Management believes that the Company's indemnification obligations under the Services Agreement should not have a material adverse effect on the Company's financial condition or results of operations.

      Visx, Incorporated. In May 1998, Visx asserted that the Company was underpaying royalties due under an international license agreement (the "License Agreement") and submitted the dispute for binding arbitration, which is currently scheduled in mid-1999. The Company has denied Visx's allegations and intends to vigorously defend its position under the terms of the License Agreement. Management believes that its obligations under the License Agreement will not result in a material adverse effect on the Company's financial condition or results of operations.

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

      On November 11, 1998, the plaintiff dismissed the action, with prejudice, and the parties agreed to a release of all claims. In connection with the dismissal and release of claims the Company issued the plaintiff two separate warrants to purchase Common Stock. Under the first warrant, the plaintiff is entitled to purchase up to 750,000 shares of Common Stock at an exercise price of $4.00 per share, the closing bid price on November 10, 1998, and the second warrant, the plaintiff is entitled to purchase up to 750,000 shares of Common Stock at an exercise price of $5.00 per share. Both of the warrants contain certain prohibitions against assignment and transfer to third parties as well as other terms and conditions. Both of these warrants will terminate if the first warrant is not exercised in full within 14 days after the effective date of a registration statement covering the shares of common stock to be issued upon exercise of the warrants. For a more complete description of the terms and conditions of the warrants, reference is hereby made to the warrants which are attached to this Report as Exhibits 10.32 and 10.33, and are incorporated in this Item 3 by this reference.

      Former NNJEI Owners. On March 22, 1999, the Company received notice of an action filed on March 15, 1999 by the former owners of NNJEI and related assets and entities against the Company in U.S. District Court - District of New Jersey. The complaint alleges breach of contract in connection with a provision in the Company's July 1996 acquisition agreements related to the assets of NNJEI and related assets and entities. Such provision provided for additional issuance of the Company's Common Stock if its stock price was not at certain levels in July 1998. The Company issued the additional Common Stock in July 1998 in accordance with the provisions of the agreements. The plaintiffs allege that, based on the price of the Company's Common Stock in July 1998, additional payments are required of approximately $540,000. Management disagrees with the plaintiffs' interpretation of the NNJEI agreements and believes that its obligations under the agreements will not result in a material adverse effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                    PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

      The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "LASE." The table below sets forth the high and low sales prices for the Common Stock during 1998 and 1997, as reported by The Nasdaq Stock Market. As of March 15, 1999, there were approximately 215 holders of record of the Common Stock and, as far as the Company can determine, approximately 2,800 total shareholders, including shareholders of record and shareholders in "street name."


Fiscal 1998                         High         Low              Fiscal 1997                    High          Low
-----------                        -----        -----             -----------                    ----         -----
   First Quarter                   $3.38        $1.56             First Quarter                 $6.63         $5.19
   Second Quarter                   5.38         2.25             Second Quarter                 7.31          3.38
   Third Quarter                    8.03         3.38             Third Quarter                  6.94          4.19
   Fourth Quarter                   6.00         2.75             Fourth Quarter                 5.25          2.56

      On March 29, 1999, the last sale price of the Common Stock on The Nasdaq Stock Market was $4.78.

      The Company has not paid any cash dividends on the Common Stock since its inception. The Company currently does not anticipate paying cash dividends on Common Stock in the foreseeable future.

Possible Dilutive Issuances of Common Stock.

      Each of the following issuances of Common Stock may depress the market price of the Common Stock. See "Management's Discussion and Analysis - Risk Factors and Uncertainties - Common Stock Risks--The Significant Number of Shares Eligible for Future Sale and Dilutive Stock Issuances may Adversely Affect Our Stock Price."

      LaserSight Centers and Florida Laser Partners. Based on previously-reported agreements entered into in 1993 in connection with our acquisition of LaserSight Centers (our development-stage subsidiary) and modified in July 1995 and March 1997, we may be obligated as follows:

      o To issue up to 600,000 unregistered shares of Common Stock ("Centers Contingent Shares") to the former stockholders and option holders of LaserSight Centers (including two trusts related to our Chairman of the Board and certain of our former officers and directors). The Centers Contingent Shares will be issued only if we achieve certain pre-tax operating income levels through March 2002. Such income levels must be related to our use of a fixed or mobile excimer laser to perform PRK, the arranging for the delivery of PRK or receipt of license or royalty fees associated with patents held by LaserSight Centers. The Centers Contingent Shares are issuable at the rate of one share per $4.00 of such operating income.

      o To pay to a partnership whose partners include our Chairman of the Board and certain of our former officers and directors a royalty of up to $43 (payable in cash or in shares of Common Stock ("Royalty Shares")), for each eye on which PRK is performed on a fixed or mobile excimer laser system owned or operated by LaserSight Centers or its affiliates.

      o Royalties do not begin to accrue until the earlier of March 2002 or the delivery of all of the 600,000 Centers Contingent Shares.

      As of March 29, 1999, we have not accrued any obligation to issue Centers Contingent Shares or Royalty Shares. We cannot assure you that any issuance of Centers Contingent Shares or Royalty Shares will be accompanied by an increase in our per share operating results. We are not obligated to pursue strategies that may result in the issuance of Centers Contingent Shares or Royalty Shares. It may be in the interest of our Chairman of the Board for us to pursue business strategies that maximize the issuance of Centers Contingent Shares and Royalty Shares.

      Photomed. If the FDA approves (for general commercial use) a LaserSight-manufactured laser system in the treatment of farsightedness that uses part or all of the know-how of the laser technology we acquired from Photomed, we would be required to issue additional shares of Common Stock with a market value of up to $1.0 million (based on the average closing price of the Common Stock during the preceding 10-day period) to the former Photomed stockholders. If such approval is not received by June 1, 1999, this obligation will decrease by approximately $2,740 per day each day thereafter, and the obligation will be eliminated entirely on June 1, 2000. As of March 29, 1999, the number of additional shares issuable would have been approximately 200,000. Depending on whether and when such FDA approval is received and on the market price of the Common Stock at the time of any such approval, the actual number of additional shares of Common Stock issuable could be more (but not more than permitted under the listing rules of The NASDAQ Stock Market) or less than this number.

      SEO. In connection with our acquisition of SEO Medical in April 1998, we agreed to issue up to 223,280 additional shares of Common Stock if the average of the bid and ask prices of Common Stock for the five trading day period immediately prior to April 15, 1999 is less than $5.00 per share. All 223,280 shares of Common Stock will be issuable unless such price is more than $2.36 per share.

      Foothill Warrant. In April 1997, we issued to Foothill a warrant to purchase 500,000 shares of Common Stock (the "Foothill Warrant") at a price of $6.067 per share. We are required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price if we sell Common Stock or Common Stock-equivalents (such as convertible securities or warrants) at a price per share that is (or could be) less than the fair market value of the Common Stock at the time of such sale (a "Below-Market issuance"). To date, such anti-dilution adjustments have resulted in (1) an increase in the number of Foothill Warrant shares to 594,525, and (2) a reduction to the exercise price of the Foothill Warrant shares to $5.10 per share. Additional anti-dilution adjustments to the Foothill Warrant could also result from any future Below-Market Issuance.

      Series B Warrant. In connection with our issuance of the Series B Preferred Stock in August 1997, we issued to the former holders of the Series B Preferred Stock warrants to purchase 750,000 shares of Common Stock (the "Series B Warrant") at a price of $5.91 per share at any time before August 29, 2002. In connection with a March 1998 agreement whereby we obtained the option to repurchase the Series B Preferred Stock and a lock-up on conversions, the exercise price of the Series B Warrant shares was reduced to $2.753 per share. We are required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price in the event we make a Below-Market Issuance. To date, these anti-dilution adjustments and other agreements among the former holders of the Series B Preferred Stock and us have resulted in (1) an increase in the number of Series B Warrant shares to 641,611, excluding warrants previously exercised, and (2) a reduction to the exercise price of Series B Warrant shares to $2.62 per share. Additional anti-dilution adjustments to the Series B Warrants could also result from any future Below-Market Issuance. As of March 29, 1999, 140,625 of such warrants had been exercised.

      Shoreline Warrant. In connection with our sale of the Series B Preferred Stock in August 1997, we issued to four individuals associated with our placement agent warrants to purchase 40,000 shares of Common Stock (the "Shoreline Warrant") at a price of $5.91 per share at any time before August 29, 2002. We are required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price in the event we make a Below-Market Issuance. To date, these anti-dilution adjustments have resulted in
(1) an increase in the number of Shoreline Warrant shares to 41,956, and (2) a reduction to the exercise price of Shoreline Warrant shares to $5.63 per share. Additional anti-dilution adjustments to the Shoreline Warrants could also result from any future Below-Market Issuance of Common Stock.

      Series D Preferred Stock. In accordance with the terms of our Certificate of Designation, Preferences and Rights of the Series D Preferred Stock, the holders of the Series D Preferred Stock are entitled to certain anti-dilution adjustments if we issue Common Stock or Common Stock-equivalents (such as convertible securities or warrants) at a price per share (or having a conversion or exercise price per share) less than $4.00 per share. To date, no anti-dilution adjustments have been made.

      Mercacorp Warrants. In connection with the dismissal and release of certain claims, the Company issued Mercacorp two separate warrants to purchase Common Stock. Under the first warrant, they are entitled to purchase up to 750,000 shares of Common Stock at an exercise price of $4.00 per share, the closing bid price on November 10, 1998, and the second warrant, they are entitled to purchase up to 750,000 shares of Common Stock at an exercise price of $5.00 per share. Both of the warrants contain certain prohibitions against assignment and transfer to third parties as well as other terms and conditions. Both of these warrants will terminate if the first warrant is not exercised in full within 14 days after the effective date of a registration statement covering the shares of Common Stock to be issued upon exercise of the warrants.

      March 1999 Private Placement Warrants. In connection with our sale of Common Stock in March 1999, we issued the purchasers warrants to purchase a total of 225,000 shares of Common Stock at an exercise price of $5.125 per share, the closing price of the Company's Common Stock on March 22, 1999. The warrants have a term of five years.

Item 6.  Selected Consolidated Financial Data

      The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The summary financial information as of and for each of the years in the five-year period ended December 31, 1998 is derived from the Company's consolidated financial statements for such years.


                                    (In thousands, except for per share amounts)
                                  1998            1997               1996             1995              1994
                                  ----            ----               ----             ----              ----
Net sales                       $17,756         $24,389            $21,504          $25,988            $9,594
Gross profit                     11,410          11,687             11,381           18,895             6,484
Income (loss) from operations   (11,461)         (9,262)            (4,960)           4,552             1,140
Gain on sale of subsidiaries        364           4,129                 --               --                --
Net income (loss)               (11,882)         (7,253)            (4,074)           4,592             1,018
Conversion discount
 on preferred stock                (859)            (42)            (1,011)              --                --
Dividends and accretion
  on preferred stock             (2,752)           (298)              (359)              --                --
Income (loss) attributable
  to common stockholders        (15,493)         (7,593)            (5,444)           4,592             1,018
Basic earnings
  (loss) per common share         (1.26)          (0.80)             (0.69)            0.68              0.18
Diluted earnings
  (loss) per share                (1.26)          (0.80)             (0.69)            0.64              0.16

Working capital                  14,875          12,730             10,021            7,272             3,570
Total assets                     43,873          50,461             34,250           29,102             8,641
Long-term obligations               560             500                642               --                --
Redeemable convertible
  preferred stock                    --          11,477                 --               --                --
Stockholders' equity             34,015          27,040             26,769           20,420             6,118

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      All yearly references are to the Company's fiscal years ended December 31, 1998, 1997 and 1996, unless otherwise indicated.

Adoption of New Accounting Standard

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting
Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." They are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated.

      SFAS No. 130 requires companies to classify terms defined as "other comprehensive income" by their nature in a financial statement, and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. The Company adopted SFAS 130 as of January 1, 1998.

      SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company adopted SFAS 131 as of December 31, 1998.

Overview

      The Company's net loss for 1998 was $11,882,389 and its loss attributable to common stockholders was $15,493,214, or $1.26 per basic and diluted common share, on net sales of $17,756,116. The net loss is primarily attributable to increased expenses generated by the Company's technology segment. The difference between the net loss and the loss attributable to common stockholders resulted from preferred stock dividends, accretion, premiums on repurchases and the conversion discount on preferred stock.

      On March 23, 1999, the Company received $9 million from the sale of 2,250,000 shares of Common Stock. The purchasers also received a total of 225,000 warrants to purchase Common Stock for a period of five years at $5.125 each, the closing price of the Common Stock on March 22, 1999. See "Management's Discussion and Analysis - Liquidity and Capital Resources -- Financings."

      On December 30, 1997, the Company sold its MEC and LSIA subsidiaries to Vision 21 in a transaction effective as of December 1, 1997. Under the Company's ownership, MEC was a vision managed care company which managed vision care programs for health maintenance organizations (HMOs) and other insured enrollees and LSIA was a physician practice management company which managed the ophthalmic practice known as NNJEI under a management services agreement.

      The following pro forma information has been prepared assuming that the disposition of both MEC and LSIA had occurred as of the beginning of the years ended December 31, 1997 and 1996. The pro forma adjustments serve to eliminate revenues and expenses related to MEC and LSIA for the periods presented and do not include any overhead allocations. The unaudited pro forma condensed consolidated revenues, gross profit and net loss are not necessarily indicative of results that would have occurred had the disposition been consummated as of the beginning of the years ended December 31, 1997 and 1996, or that which might be attained in the future.

                      For the Year Ended December 31, 1997
                                   (Unaudited)

                                     Pro Forma Adjustments
                                     ---------------------
                  Historical          MEC            LSIA          Pro Forma
                  ----------          ---            ----          ---------


Revenues, net   $ 24,388,833     $(7,988,419)    $(3,021,304)      $13,379,110

Gross profit      11,686,993      (2,229,356)       (607,517)        8,850,120

Net loss          (7,253,084)       (450,700)       (214,420)       (7,918,204)


                      For the Year Ended December 31, 1996
                                   (Unaudited)

                                      Pro Forma Adjustments
                                      ---------------------
                  Historical          MEC              LSIA         Pro Forma
                  ----------          ---              ----         ---------


Revenues, net   $ 21,503,990    $ (6,179,419)    $(1,703,524)     $13,621,047

Gross profit      11,381,406      (1,957,820)       (352,270)       9,071,316

Net loss          (4,074,369)       (546,352)       (236,006)      (4,856,727)



Results of Operations

      Revenues. The following table presents the Company's net sales by major operating segments: technology products and services, patents and health care services for the previous three years.


                                    1998                             1997                        1996
                         Net Sales        % of Total       Net Sales      % of Total    Net Sales     % of Total
                         ---------        ----------       ---------      ----------    ---------     ----------
Technology              $15,968,035           90 %       $11,925,018           49 %        $10,634,663     49 %
Patent services           1,111,917            6 %           245,000            1 %                 --     --
Health care services        676,164            4 %         1,209,092            5 %          3,380,456     16 %
Subsidiaries sold                --            --         11,009,723           45 %          7,882,943     37 %
Intercompany revenues            --            --                 --           --             (394,072)    (2 %)
                        -----------          -----       -----------          -----        ------------    -----
Total net sales         $17,756,116          100 %       $24,388,833          100 %        $21,503,990     100%

Change from prior year         (27%)                             13%


      Net sales and revenues decreased by $6,632,717 between 1997 and 1998 as a result of the subsidiaries sold in 1997. Net sales and revenues increased by $2,884,843 between 1996 and 1997.

      1998 vs. 1997. The improvement in technology related revenues can be primarily attributed to increased sales of the Company's newer LaserScan LSX excimer laser system during 1998 at a higher average selling price, resulting in $3,420,000 of the total revenue increase. The average system selling price increased by approximately 11 percent from 1997 levels. Fifty laser systems were sold during 1998 compared to forty-six systems being sold in 1997. Of these total system sales, thirty LaserScan LSX models were sold in 1998 compared to nine LaserScan LSX models being sold in 1997. Other contributing factors leading to the increase in technology related revenues were a higher level of service contract revenues ($264,000) and revenues generated from the Company's aesthetic product line ($359,000). Patent related revenues also increased by $867,000.

      More than offsetting the increases in technology and patent revenues were decreases in health care services revenues, which was attributable to the sale of MEC and LSIA effective December 1, 1997. These two subsidiaries contributed $7,988,419 and $3,021,304, respectively, in revenues during the year ended 1997. All of the Compan's health care services revenue was generated by TFG during 1998. Net sales for TFG for the year ended 1998 decreased by $532,928 from the same period in 1997. This decrease was due primarily to a reduction in consulting services provided and was accompanied by a total expense reduction, including cost of services, of $957,456 for the year ended 1998. Such revenue and expense decreases are primarily the result of further staffing reductions during 1998 to more closely match their cost structure with anticipated revenues going forward.

      1997 vs. 1996. The increase in health care services revenue was primarily attributable to increased revenues generated by MEC (an increase of $1,809,000) and LSIA (an increase of $1,317,780), offset by a substantial reduction in revenues generated by TFG. Of the total net sales and revenues for 1997, MEC, LSIA and TFG accounted for revenues of $7,988,419 (33% of total revenues), $3,021,304 (12%) and $1,211,700 (5%), respectively. Net sales for TFG for the year ended 1997 decreased by $2,171,364 from the same period in 1996. This decrease was due primarily to a reduction in consulting services provided and was accompanied by a total expense reduction, including costs of services, of $2,055,959 for the year ended 1997. Such revenue decrease is primarily a result of that subsidiary's primary revenue producer, Michael R. Farris, being named as president of the Company in late 1995, eliminating his day-to-day participation in the consulting business. Other consultants employed were unable to maintain revenues at historical levels. The increase in revenues generated by MEC resulted from new contracts entered into during 1997 and increased enrollments in existing contracts. The increase in revenues generated by LSIA in 1997 is primarily a result of LSIA being acquired in July 1996. The increase in revenues generated by the Company's technology subsidiary is primarily attributable to the phasing out of the LS 300 laser system which had a lower selling price than the LaserScan 2000 and LaserScan LSX. Forty-six laser systems were sold during 1997 compared to 46 systems, net of returns, sold in 1996. Technology revenues include the impact of 12 sales returns in 1996 and one system return in 1997. The financial impact of systems sold in 1995 and returned in 1996 in excess of previously estimated amounts was approximately $1.8 million, broken down as follows: Net revenues were decreased by $2.7 million, offset by reductions in corresponding cost of sales ($0.6 million) and commissions and warranty-related costs ($0.3 million).

      Cost of revenues; gross profits. The following table presents a three-year comparative analysis of cost of revenues, gross profit and gross profit margins.

                                   1998          % Change              1997         % Change           1996
                                   ----          --------              ----         --------           ----
Product cost                     $ 6,048,730            47%           $4,127,908           21%        $3,415,276
Cost of services                     297,512           (97%)           8,573,932           28%         6,707,308
Gross profit                      11,409,874                          11,686,993                      11,381,406
Gross profit percentage                  64%                                 48%                             53%
Products only:
 Gross profit                    $ 9,919,305                          $7,797,110                      $7,219,387
 Gross profit percentage                 62%                                 65%                             68%


      Gross profit margins were 64% of net sales in 1998 compared to 48% in 1997 and 53% in 1996. Gross Profit decreased $277,119 in 1998 from 1997 and increased $305,587 in 1997 from 1996.

      1998 vs. 1997. The gross profit margin percentage increase was primarily attributable to the sale of MEC and LSIA effective December 1, 1997. MEC and LSIA operated at gross margins of 28% and 20% for the year ended 1997, respectively. An additional contributing factor leading to the improvement in the gross profit on products was a higher level of LaserScan LSX laser system sales.

      1997 vs. 1996. The gross profit margin decrease was attributable to a significant increase in MEC revenues with a corresponding increase in provider payments, which historically have ranged from approximately 68 to 72% of MEC revenues, and a general increase in the operating costs of the Company's Costa Rican manufacturing facility due to the doubling of leased space and higher than average compensation increases paid to Costa Rican employees due to the competitive environment for engineers in that area, the costs of which are allocated entirely to cost of goods sold. The gross profit margin decrease was mitigated in part due to a substantial increase in revenues generated by LSIA.

      Research,   development  and  regulatory  expenses.  The  following  table
presents  a  three-year  comparative  analysis  of  research,   development  and
regulatory expenses.

                      1998       % Change       1997      % Change      1996
                      ----       --------       ----      --------      ----

Research, development
  and regulatory   $3,840,924       37%       $2,807,579      63%    $1,720,246
As a percent
  of technology
  net sales               24%                        24%                    16%


      Research, development and regulatory expenses increased by $1,033,345 between 1997 and 1998. Such expenses increased by $1,087,333 between 1996 and 1997.

      1998 vs. 1997. The increase can be primarily attributed to continued development and validation of the keratome product line and the development of a new mobile scanning refractive laser system, partially offset by a decrease in costs relating to the continued development of the LaserScan LSX, which was substantially completed during 1998. Additionally, the Company incurred minor increases in costs related to the FDA regulatory approval process, both for its own scanning laser system and the LASIK laser system. In 1998, approximately $1.1 million was incurred in the development of and clinical and manufacturing validation of the UniShaper single use keratome compared to $112,000 in 1997. During 1998, the Company began a project to develop a mobile platform for an excimer laser system and incurred approximately $394,000 in related costs. Expenses related to the development of the LaserScan LSX excimer laser system decreased approximately $320,000 from 1997 levels to approximately $559,000 in 1998. As a result of a continuation of the efforts described plus the anticipated development of new product ideas, the Company expects research and development expense during 1999 to remain at levels consistent with those incurred during 1998. Regulatory expenses may increase as a result of the Company's continued pursuit of FDA approval, protocols added during 1997 and 1998 related to the potential use of the Company's laser systems for treatment of glaucoma and LASIK and the possible development of additional future protocols for submission to the FDA.

      1997 vs. 1996. The increase can primarily be attributed to ongoing research and development of new scanning refractive laser systems, including development of the LaserScan LSX and add-on features for the LaserScan 2000 ($581,000), and continued software development for the laser systems. Additionally, the Company incurred increased costs related to the FDA regulatory process ($200,000), both for its own scanning laser system (the PMA application for which was filed in March 1998), and the LASIK laser system (for which the Company purchased the rights to manufacture and commercialize if FDA approval is received). Additional costs were incurred in the clinical and manufacturing validation of the UniShaper ($112,000).

      Other general and administrative expenses. The following table presents a three-year comparative analysis of other general and administrative expenses.


                               1998         % Change          1997         % Change       1996
                               ----         --------          ----         --------       ----
Operating companies        $12,156,982          7%         $11,325,708          9%    $10,390,795
Subsidiaries sold                   --       (100%)          1,792,581         53%      1,168,861
                           -----------       ------        -----------         ---    -----------

Total other general and
  administrative expenses   12,156,982         (7%)         13,118,289         13%     11,559,656

As a % of revenues                 68%                             54%                        54%


      Other general and administrative expenses decreased by $961,307 in 1998 from 1997. Such expenses increased by $1,558,633 in 1997 from 1996.

      1998 vs. 1997. The primary reason for this decrease was attributable to the sale of MEC and LSIA effective December 1, 1997. MEC and LSIA incurred $1,490,910 and $301,671, respectively, in other general and administrative costs during 1997. An additional factor resulting in this decrease was the reduction in the operating costs of TFG of $853,905 from 1997 levels. These decreases were partially offset by an increase in other general and administrative expenses incurred at the Company's technology subsidiary of $1,471,803 from 1997 levels. In addition, bad debt expense decreased $1,252,000 from 1997. These decreases were partially offset by strategic initiatives of the Company and the development of it products and services. Such strategic efforts included enhancements to the customer support, quality assurance, marketing, software development and engineering departments ($1,352,000), costs of the aesthetic laser product line acquired in April 1998 ($803,000), higher depreciation and lease costs (including a larger facility in Florida) ($287,000), legal expenses ($214,000), and patent related expenses ($149,000), which were nominal during 1997. Legal and accounting expenditures continue to be incurred as a result of ongoing regulatory filings, general corporate issues, litigation and patent issues.

      1997 vs. 1996. The primary reasons for this increase include the continued growth of MEC and LSIA ($623,720), additional provisions for uncollectible accounts ($1,902,432), and a general increase in personnel costs necessary to fund the strategic initiatives of the Company and the development of its products and services. Such strategic efforts included enhancements to the customer support, marketing, manufacturing, software development and engineering departments and the pursuit during 1997 of vision managed care contracts with HMOs, insurers and employer groups. These increases were partially offset by the substantial reduction in other general and administrative costs of TFG ($1,062,927).

      Selling related expenses. The following table presents a three-year comparative analysis of selling related expenses.


                                 1998           % Change            1997       % Change        1996
                                 ----           --------            ----       --------        ----
Selling related expense       $4,562,740           39%          $3,286,600        35%       $2,430,335

As a percent of
   technology net sales              29%                               28%                         23%

      Selling related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling related expenses increased by $1,276,140 in 1998 from 1997. Such expenses increased by $856,265 in 1997 from 1996.

      1998 vs. 1997. The primary reasons for this increase include a higher level of laser system sales with an associated distributor commission ($223,000), a higher level of royalty fees ($508,000), an increase in warranty expenses accrued ($453,000) based on more sales of the LaserScan LSX, and higher shipping and installation expenses resulting from increased system sales.

      1997 vs. 1996. The primary reasons for this increase include a higher level of laser system sales with an associated distributor commission ($350,000), a higher level of royalty fees ($359,000) based on a license agreement entered into during the second quarter of 1997, and higher warranty expenses resulting from increased system sales.

      Amortization of intangibles. The following table presents a three-year comparative analysis of amortization costs as related to intangible assets.

                                              1998         % Change           1997       % Change        1996
                                              ----         --------           ----       --------        ----
      Amortization of intangibles          $2,310,169         33%          $1,736,679       175%       $631,518


      Those items directly related to the amortization of intangible assets are acquired technology, acquired patents and goodwill. Costs relating to the amortization of intangible assets increased by $573,490 in 1998 from 1997. Such costs increased by $1,105,161 in 1997 from 1996.

      1998 vs. 1997. The primary reasons for this increase include a higher level of amortization costs relating to patent acquisitions as a result of 1998 being the first full year for patents acquired in 1997 ($234,000), a higher level of amortization costs relating to acquired technology as a result of 1998 being the first full year that the acquired LASIK PMA application and keratome license were amortized ($653,000), partially offset by a reduction in goodwill amortization resulting from the sale of MEC and LSIA ($385,000).

      1997 vs. 1996. The primary reasons for this increase include a higher level of amortization costs relating to patent acquisitions in 1997 ($400,000), a higher level of amortization costs relating to acquired technology as a result of the acquisition of the LASIK PMA application and keratome license ($313,000) and an increase in amortization costs relating to goodwill ($375,000).

      Loss from operations. The Company recognized a loss from operations of $11,460,941 in 1998 compared to $9,262,154 in 1997 and $4,960,349 in 1996.

      1998 vs. 1997. The decrease in operating results can be attributed primarily to the increases in research, development, regulatory and selling related expenses and the sale of MEC and LSIA, which generated income from operations of $414,083 and $244,840, respectively, during 1997, partially offset by a reduction in the operating loss generated by TFG.

      1997 vs. 1996. The decrease in operating results can be attributed primarily to the increases in research, development, regulatory and general and administrative expenses partially offset by increased revenues. Effective December 1, 1997, the Company sold its MEC and LSIA subsidiaries.

      Other income and expenses. Interest and dividend income of $591,481 was in earned in 1998 from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. This represents an increase of $207,870 from 1997. Investment earnings in 1997 were $383,611, an increase of $69,324 from 1996. Interest expense incurred during 1998 was $782,668 and related primarily to the credit facility established with Foothill Capital Corporation ("Foothill") on April 1, 1997 and repaid in full in June 1998. In addition to the interest paid on the outstanding note payable balance, interest expense includes the amortization of deferred financing costs, the accretion of the discount on the note payable, and fees associated with amendments to the original loan agreement. Interest expense for 1997 was $1,343,198 and related primarily to the credit facility established with Foothill and the note payable to the former owners of MEC which was repaid in full on April 1, 1997. Included in other expense in 1998, 1997 and 1996 are costs of $362,500, $280,400 and $415,681, respectively, related to the settlement of patent and other filed and threatened litigation. Included in other income in 1998 and 1997 are gains of $364,452 and $4,129,057, respectively, related to the sale MEC and LSIA. The 1998 total includes $28,148 of gain on the sale of Vision Twenty-One, Inc. stock that was originally received as partial consideration in the sale of MEC and LSIA.

      Income taxes. The Company recorded an income tax provision of $232,213 in 1998 compared to $880,000 in 1997 and an income tax benefit of $1,139,008 in 1996. The 1998 provision for income taxes is primarily the result of realized gains and the payment of Japanese taxes. The 1997 provision for income taxes primarily result from the gain on the sale of two of the Company's subsidiaries after utilization of net operating loss and capital loss carryforwards. The 1996 benefit reflects an effective income tax rate of approximately 22% resulting from a limitation of available net operating loss carrybacks and the establishment of a valuation allowance on deferred tax assets.

      Net loss. The Company incurred a net loss of $11,882,389 in 1998 compared to net losses of $7,253,084 in 1997 and $4,074,369 in 1996. The 1998 results are primarily attributable to a combination of increased revenues generated from the sale of technology products, an increase in operating loss resulting from the sale of MEC and LSIA in late 1997, losses generated from TFG and higher operating expenses as previously described. The 1997 results are primarily attributable to a combination of increased revenues from technology products and MEC services, losses generated from TFG and higher operating expenses as previously described. The loss in 1996 was primarily attributable to the decrease in net sales of the Company's laser systems combined with the higher than estimated level of laser system returns, TFG's loss, an overall increase in expenses as previously described, and settlement expenses.

      Loss attributable to common shareholders. During 1998, the Company's loss attributable to common shareholders was impacted by the following events, which occurred in the first and second quarters of 1998: premiums paid on the repurchase of shares of Series B Preferred Stock ($1,752,000), accretion of the financing costs related to such shares ($999,953) and the value of the conversion discount on Series B Preferred Stock ($25,372) and on Series C Preferred Stock and Series D Preferred Stock ($833,500). In 1997, the conversion discount on Series B Preferred Stock was $41,573 and accretion and dividend requirements totaled $298,269. In 1996, the conversion discount on Series A Preferred Stock was $1,010,557 and dividend requirements totaled $358,618.

      Loss per share. Loss per basic and diluted common share increased to ($1.26) in 1998 from ($0.80) in 1997. The increases in 1998 are attributable to the larger net loss incurred and accretion, dividend requirements, and premiums on the redemption of Series B Preferred Stock. Of the basic and diluted losses per share in 1998, $0.29 and $0.29, respectively, were a result of the value of conversion discount on Series B, C and D Preferred Stock in accordance with EITF Topic D-60 and accretion, dividend requirements and repurchase premiums on the Series B Preferred Stock. Weighted average shares outstanding increased in 1998 primarily as a result of the conversion of 419 shares of Series B Preferred Stock in Common Stock. Other increases were from acquisition activity and the exercise of options and warrants. Weighted average shares outstanding increased in 1997 as a result of the conversion of eight shares of Series A Preferred Stock into Common Stock, the 1997 amendment to the purchase agreement related to LaserSight Centers, the issuance of shares under the earnout provisions of the 1994 acquisition of TFG, the issuance of shares in conjunction with the 1997 acquisition of rights to a PMA and keratome patent, and the exercise of options.

      Of the basic and diluted losses per share in 1997, $0.04 and $0.04, respectively, were a result of the value of conversion discount on preferred stock in accordance with EITF Topic D-60, and accretion and dividend requirements on the Series B Preferred Stock.

      Of the basic and diluted losses per share in 1996, $0.17 and $0.17, respectively, were a result of the value of conversion discount on preferred stock in accordance with EITF Topic D-60, and dividends on the Series A Preferred Stock.

Liquidity and Capital Resources

      Working capital. Working capital increased $2,144,938 from $12,729,700 in 1997 to $14,874,638 in 1998. This increase resulted primarily from a reduction in liabilities.

      Sources and uses of funds. Operating activities used net cash of $14,329,012 in 1998, compared to $4,352,779 used in 1997 and $4,172,458 used in
1996. The 1998 increase is primarily attributable to the higher 1998 net loss as compared to the net loss in 1997 and the sale of MEC and LSIA, both of which generated income in 1997. Other factors contributing to the higher level of cash used in operating activities were increases in notes and accounts receivable ($4,573,223) and inventory ($2,942,720) and decreases in income taxes payable ($875,752), partially offset by the provision for uncollectible accounts ($1,212,896) and by increases in depreciation and amortization costs ($483,718), accrued expenses ($541,410) and deferred revenues ($1,156,716) from the licensing of certain patents.

      The Company's receivable turnover ratio for 1998, using technology revenues and receivables, was 1.43 compared to 1.24 in 1997. This improvement can be primarily attributed to generally improved terms of sales in 1998. Such terms also contributed to the reduction in the provision for uncollectible accounts. Of the Company's gross receivables at December 31, 1998, approximately 12% are considered past due compared to approximately 10% at December 31, 1997. The Company's inventory turnover ratio for 1998, excluding aesthetic related inventory acquired in April 1998, was 0.68 compared to 0.75 in 1997. This decrease can be attributed to an increase in inventory from 1997 levels and lower than anticipated system sales in the fourth quarter of 1998.

      Net cash provided by investing activities in 1998 was $11,087,103 compared to $5,779,075 of net cash used in investing activities during 1997 and $20,197 of net cash provided in 1996. Net cash provided by investing activities during 1998 can be primarily attributed to proceeds generated from the exclusive licensing of patents ($6,710,000) and from the sale of Vision 21 common stock resulting from the Company's sale of MEC and LSIA ($6,527,452), partially offset by the acquisition of the LASIK PMK application ($989,874) and the purchase of furniture, equipment and leasehold improvements ($648,475). Net cash used in investing activities during 1997 can be primarily attributed to the acquisition of certain patent rights and license agreements from IBM and others ($15,428,961), the purchase of office and computer equipment ($630,550), and the purchase of a vision managed care contract ($150,000), partially offset by the proceeds from the sale of two of the Company's subsidiaries ($6,500,000) and proceeds from the exclusive licensure of such patents ($3,958,436). Net cash provided by investing activities in 1996 can be primarily attributed to the proceeds from the sale-leaseback transaction ($957,180) offset by the acquisition of the assets of NNJEI ($640,463) and the purchase of office and computer equipment and leasehold improvements ($296,520).

      Net cash provided from financing activities during 1998 was $3,821,227 and resulted from the exercise of stock options and warrants ($513,672) and net proceeds from the Series C Preferred Stock and Series D Preferred Stock issuances ($15,819,555), offset by the repurchase of Series B Preferred Stock ($10,512,000) and the repayment of the note payable to Foothill ($2,000,000). Net cash provided from financing activities during 1997 was $11,986,753 and consisted of net proceeds from the issuance of the Series B Preferred Stock to finance the acquisition of the IBM patents ($14,834,219), the credit facility with Foothill ($3,414,142) and the exercise of stock options ($98,363), offset by the redemption of Series B Preferred Stock ($3,172,000), the repayment of a note payable to former owners of MEC ($3,000,000) and repayment of a capital lease obligation ($187,971). Net cash provided from financing activities during 1996 was $4,557,423, consisting of net proceeds from the issuance of Series A Preferred Stock totaling $5,342,152, less a payment of $1,373,518 in debt relating to the Company's acquisitions of TFG in February 1994 and MEC in October 1995 and repayment of a capital lease obligation ($109,418). The exercise of stock options and warrants generated cash of $588,789.

      As of December 31, 1998, the Company had no material commitments for capital expenditures.

      Financings.

      TLC Private Placement. In June 1998, the Company entered into a Securities Purchase Agreement with TLC The Laser Center Inc. ("TLC"), pursuant to which the Company issued 2,000,000 shares of newly-created Series C Convertible Participating Preferred Stock ("Series C Preferred Stock") with a face value of $4.00 per share, resulting in an aggregate offering price of $8 million. The Series C Preferred Stock is convertible by TLC on a fixed, one-for-one basis into 2,000,000 shares of Common Stock at any time until June 2001, on which date all shares of Series C Preferred Stock then outstanding will automatically be converted into an equal number of shares of Common Stock.

      The net proceeds to the Company, after deduction of costs of issuance, was approximately $7.9 million. The net proceeds were partially used to repurchase all 525 outstanding shares of the Company's Series B Convertible Participating Preferred Stock ("Series B Preferred Stock") on June 5, 1998 for approximately $6.3 million, including a 20% premium.

      Pequot Private Placement. In June 1998, the Company entered into a Securities Purchase Agreement with Pequot Private Equity Fund, L.P., Pequot Scout Fund, L.P., and Pequot Offshore Private Equity Fund, Inc. ("Pequot Funds"), pursuant to which the Company issued, collectively, 2,000,000 shares of the newly-created Series D Convertible Participating Preferred Stock ("Series D Preferred Stock") with a face value of $4.00 per share, resulting in an aggregate offering price of $8 million. The Series D Preferred Stock is convertible by the Pequot Funds on a one-for-one basis into 2,000,000 shares of Common Stock at any time until June 2001, on which date all shares of Series D Preferred Stock then outstanding will automatically be converted into an equal number of shares of Common Stock. The Series D Preferred Stock is subject to certain anti-dilution adjustments if the Company issues or sells shares of Common Stock before June 2001 at a price per share less than $4.00.

      The net proceeds to the Company, after deduction of costs of issuance, was approximately $7.9 million.

      Series B Preferred Stock Repurchase. In June 1998, the Company repurchased the remaining 525 shares of Series B Preferred Stock, representing an aggregate face amount of $5,250,000, using proceeds from the issuance of Series C Preferred Stock, at a 20% premium. Prior to such date, the holders of Series B Preferred Stock had converted 419 shares of Series B Preferred Stock into 2,392,220 shares of Common Stock. In February 1998, the holders of the Series B Preferred Stock had exercised an option to require the Company to repurchase 351 shares of Series B Preferred Stock, also at a 20% premium, using proceeds from the sale of international patent rights.

      The amount of the repurchase price in excess of the carrying value of the Series B Preferred Stock repurchased and a pro rata portion of Series B Preferred Stock-related financing costs increased the loss attributable to common shareholders for the nine month period ended September 30, 1998.

      Loan Repayment. In June 1998, the Company repaid its note payable to Foothill of $2,000,000 and also terminated its line of credit arrangement with Foothill.

      March 1999 Private Placement. On March 23, 1999, the Company closed a private placement for the sale of 2,250,000 shares of Common Stock to a total of six investors (including $2 million each from TLC and Pequot Funds) in exchange for the Company receiving $9 million in cash before transaction costs, estimated at $150,000. In addition, the investors received a total of 225,000 warrants to purchase Common Stock at $5.125 each, the Common Stock closing price on March 22, 1999. Within 45 days of the closing, the Company is obligated to file a registration statement pursuant to a registration rights agreement.

      Redemption and Repurchase of Series B Preferred Stock. In addition to the June 1998 Series B Preferred Stock repurchase describe above, the Company repurchased 351 shares of Series B Preferred Stock (approximately 22% of the shares originally issued) in February and March 1998. In exchange for the consent of the holders of Series B Preferred Stock to the sale of the international patent rights to the IBM Patents, the Company agreed to deposit $4.2 million of the sale transaction proceeds into the blocked account. The Company used such funds to pay the repurchase price of $4,212,000 (including a 20% premium). The Company believes that without the consent of the preferred shareholders, the transaction would not have been completed. In addition, the Company believes that the repurchase reduced the dilutive effect of the Series B Preferred Stock on the Company's common shareholders.

      Working capital requirements. The Company experienced a significant negative cash flow from operations in 1998, largely resulting from fewer laser system sales and the increase in research, development and regulatory expenses resulting from the development of the LaserScan LSX and other efforts as previously described. We expect that any improvements in cash flow from operations will depend on, among other things, our ability to market, produce and sell our new LaserScan LSX laser systems in larger quantities and our ability to market, produce and sell our keratome related products on a commercial basis. During 1998, LaserScan LSX laser system sales accounted for the majority of laser systems sold, and we expect sales of our LaserScan LSX laser system to make a more significant contribution to our operating results in the future. We are finalizing the clinical validation of our UniShaper single use keratome product, and believe that regular commercial shipments of that product will begin in the second quarter of 1999.

      With our $9 million financing that closed in March 1999, we believe that our balances of cash and cash equivalents, together with our cash flows from operations, should be sufficient to fund our anticipated working capital requirements through 1999 in accordance with our current business plan. Our belief regarding future working capital requirements is based on various factors and assumptions including the anticipated timely entry into the international marketplace with keratome related products and the U.S. market with both our keratome related products and LaserScan LSX system, the anticipated timely collection of receivables including faster anticipated collections and the lack of extended payment terms on keratome related products, and the absence of unanticipated product development costs. These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. If we do not collect a material portion of current receivables in a timely manner, experience significant further delays in the shipment of our UniShaper single use keratome product or in the FDA clearance and entry into the U.S. market of our LaserScan LSX laser system, or experience less market demand for our products than we anticipate, our liquidity could be materially and adversely affected.

      We cannot assure you that we will not seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. We currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available in the future to the extent required or that, if available, it will be on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the terms of the new securities could have rights, preferences and privileges senior to those of our Common Stock. If we raise additional funds through debt financing, the terms of the debt could require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest and may render us more vulnerable to competitive pressures and economic downturns. The Company expects cash flow from operations to show improvement during 1999 as a result of the expected shipment of the LaserScan LSX excimer laser system and UniShaper single use keratomes as previously discussed. However, the Company expects to incur a loss and a deficit in cash flow from operations for the first quarter of 1999. There can be no assurance that the Company can regain or sustain profitability or positive operative cash flow in any subsequent fiscal period. The Company may from time to time reassess its credit policy and the terms it will make available to individual customers. There can be no assurance as to the terms or amount of third-party financing, if any, that the Company's customers may obtain in the future. The Company is placing greater emphasis on the terms and collection timing of future sales.

      The Company expects to begin commercial shipment of its keratome products, increase the level of manufacturing and distribution of its laser systems and to continue a variety of research and development activities on its excimer and solid-state laser systems over the next twelve months and it is anticipated that such keratome, research and development and regulatory efforts in the U.S. will be the most significant technology related expenses in the foreseeable future.

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

Risk Factors and Uncertainties

      The business, results of operations and financial condition of the Company and the market price of the Common Stock may be adversely affected by a variety of factors, including the ones noted below:

      Industry and Competition Risks

      WE MAY ENCOUNTER DIFFICULTIES COMPETING IN THE HIGHLY COMPETITIVE VISION CORRECTION INDUSTRY. The vision correction industry is subject to intense, increasing competition, and we do not know if we will be able to compete successfully against our current and future competitors. Many of our competitors have existing products and distribution systems in the marketplace and are substantially larger, better financed, and better known. Two of our principal competitors, Summit Technology, Inc. and Autonomous Technology Corporation, recently entered into a merger agreement. If the proposed merger is approved by stockholders, it is anticipated that the merger would be completed during the first quarter of 1999. If completed, the market presence, technology base and distribution capabilities of the combined entity would be substantial. Further, the merger would provide Autonomous with licenses to use certain patents owned by Visx, Inc.

      OUR COMPETITORS MAY HAVE OR RECEIVE BROADER REGULATORY APPROVALS WHICH MAY PREVENT US FROM MARKETING OUR PRODUCTS. We have not yet received the GMP clearance from the FDA that is required for the commercial sale of our LaserScan LSX laser system. Based on the current status of development efforts, we believe that it is reasonable to expect such FDA clearance in the next four to seven months. However, we cannot be certain as to the receipt or the timing of receipt of such clearance. A number of lasers manufactured by other companies have either received, or are in the process of receiving, FDA approval for specific procedures, and, accordingly, may have or develop a higher level of acceptance in some markets than our lasers. In addition to laser systems of Summit

Technology, Inc., Visx, Inc. and others already approved for commercial sale in the U.S., Nidek Co., Ltd. obtained FDA approval of its EC-5000 excimer laser system in December 1998. Other manufacturers, including Bausch & Lomb, are expected to obtain approval during 1999, giving them the right to market their systems commercially in the U.S. The established market presence in the U.S. of previously-approved laser systems, as well as the entry of new competitors into the market upon receipt of regulatory approvals, could impede our ability to successfully introduce our LaserScan LSX system and have a material adverse effect on our business, financial condition and results of operations.

      NEW PRODUCTS OR TECHNOLGIES COULD ERODE DEMAND FOR OUR PRODUCTS OR MAKE THEM OBSOLETE. In addition to competing with eyeglasses, contact lenses and RK, excimer laser vision correction competes or may compete with newer technologies such as intraocular lenses, corneal rings and surgical techniques using different types of lasers. To date, we have not been materially affected by the introduction of new or advanced technologies in the laser vision correction industry. Two products that may become competitive within the next one to three years are intraocular lenses and corneal rings. Both of these procedures involve lens implants that require an invasive surgical procedure, unlike an excimer laser, and their ultimate market acceptance is unknown at this time. To the extent that any of these or other new technologies are perceived to be clinically superior or economically more attractive than excimer laser vision correction, they could erode demand for our excimer laser products, cause a reduction in selling prices of such products or render such products obsolete. In addition, if one or more competing technologies achieve broader market acceptance or render our PRK and LASIK lasers procedures obsolete, it could have a material adverse effect on our business, financial condition and results of operations.

      While we do not anticipate that additional technical difficulties will arise that would further delay or prevent the successful development, introduction and marketing of our UniShaper single use keratome product, we cannot be certain that new difficulties will not arise. Unanticipated logistical issues, such as the manufacturer's failure to meet expected production goals, may arise which could further delay the commercialization of the product. As is typical in the case of new and rapidly evolving industries, demand and market for recently-introduced technology and products is uncertain, and we cannot be certain that our UniShaper single use product or future new products and enhancements will be accepted in the marketplace. In addition, announcements of new products, whether for sale in the near future or at some later date, may cause customers to defer purchasing our existing products.

      THE LACK OF BROAD MARKET ACCEPTANCE OF LASER-BASED EYE TREATMENT MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We believe that whether we achieve profitability and growth will depend, in part, upon broad acceptance of PRK or LASIK in the U.S. and other countries. We cannot be certain that PRK or LASIK will be accepted by either the ophthalmologists or the public as an alternative to existing methods of treating refractive vision disorders. The acceptance of PRK and LASIK may be adversely affected by:

      o  The cost of the procedure
      o  Possible concerns relating to safety and efficacy
      o  The public's general resistance to surgery
      o The effectiveness and lower cost of alternative methods of correcting refractive vision disorders
      o  The lack of long-term follow-up data
      o  The possibility of unknown side effects
      o  The lack of third-party reimbursement for the procedures
      o Possible future unfavorable publicity involving patient outcomes from the use of PRK or LASIK systems
      o  The possible shortages of ophthalmologists trained in the procedures.

      The failure of PRK or LASIK to achieve broad market acceptance could have a material adverse effect on our business, financial condition and results of operations.

      Financial and Liquidity Risks

      WE HAVE EXPERIENCED AND MAY CONTINUE TO EXPERIENCE LOSSES AND OPERATING CASH FLOW DEFICITS. We experienced significant net losses and deficits in cash flow from operations for the fiscal years ended December 31, 1996, 1997 and 1998, as set forth in the following table. We cannot be certain that we will be able to regain or sustain profitability or positive operating cash flow.


                                                                   For the Twelve Month
                                                                 Period Ended December 31,
                                                        1998                1997               1996
                                                        ----                ----               ----
Net Loss                                          $11.9 million      $7.3 million        $4.1 million
Deficit in Cash Flow from Operations              $14.3 million      $4.4 million        $4.2 million


      Although we achieved profitability during 1994 and 1995, we had a deficit in cash flow from operations of $1.9 million during 1995. In addition, we incurred losses in 1991 through 1993. As of December 31, 1998, we had an accumulated deficit of $23.7 million. We expect to report a loss and deficit in cash flow from operations for the first quarter of 1999.

      IF OUR UNCOLLECTIBLE RECEIVABLES EXCEED OUR RESERVES WE WILL INCUR ADDITIONAL UNANTICIPATED EXPENSES. Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which was approximately $2.6 million at December 31, 1998, will be sufficient to cover the amount of our actual write-offs over time. At December 31, 1998, our trade accounts and notes receivable totaled approximately $12.3 million, and accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, totaled approximately $1.9 million. Actual write-offs that materially exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customer's ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers.
Approximately 91% of our net receivables at December 31, 1998 related to international accounts. Our ability to evaluate the financial condition and revenue generating ability of our prospective customers located outside of the United States, and our ability to obtain and enforce legal judgments against non-U.S. customers, is generally more limited than for our customers located in the U.S. See "--Company and Business Risks--We are Subject to Certain Risks Associated with our International Sales."

      IF WE EXPERIENCE DIFFICULTY COLLECTING RESTRUCTURED RECEIVABLES WITH EXTENDED PAYMENT TERMS, WE MAY EXPERIENCE LIQUIDITY PROBLEMS. At December 31, 1998, we had extended the original payment terms of laser customer accounts totaling approximately $1,366,000 by periods ranging from 12 to 60 months. Such restructured receivables represent approximately 11 percent of our net receivables as of that date. Our liquidity and operating cash flow would be adversely affected if additional extensions become necessary in the future. In addition, it may be more difficult to collect laser system receivables if the payment schedule extends beyond the expected or actual economic life of the system, which we estimate to be approximately five to seven years. To date, we do not believe any payment schedules extend beyond the economic life of the applicable systems.

      WE MAY EXPERIENCE LIQUIDITY PROBLEMS AND THERE IS UNCERTAINTY REGARDING THE TERMS OR AVAILABILITY OF ADDITIONAL CAPITAL. During the year ended December 31, 1998, we experienced a $14.3 million deficit in cash flow from operations. We expect that any improvements in cash flow from operations will depend on, among other things, our ability to market, produce and sell our new LaserScan LSX laser systems in larger quantities and our ability to market, produce and sell our UniShaper single use keratome product on a commercial basis. During the fourth quarter of 1998, LaserScan LSX laser system sales accounted for the majority of laser systems sold, and we expect sales of our LaserScan LSX laser system to make a more significant contribution to our operating results in the future. Because we are still in the process of completing the clinical validation of our UniShaper single use keratome product, we do not believe that regular commercial shipments of that product will begin until the second quarter of 1999.

      With our financing that closed in March 1999, we believe that our balances of cash and cash equivalents, together with our cash flows from operations, should be sufficient to fund our anticipated working capital requirements for the next 12 months in accordance with our current business plan. Our belief regarding future working capital requirements is based on various factors and assumptions including the anticipated timely entry into the international marketplace with keratome related products and the U.S. market with both our keratome related products and LaserScan LSX system, the anticipated timely collection of receivables including faster anticipated collections and the lack of extended payment terms on keratome related products, and the absence of unanticipated product development costs. These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. If we do not collect a material portion of current receivables in a timely manner, experience significant further delays in the shipment of our UniShaper single use keratome product or in the FDA clearance and entry into the U.S. market of our LaserScan LSX laser system, or experience less market demand for our products than we anticipate, our liquidity could be materially and adversely affected.

      We cannot be certain that we will not seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. We currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available in the future to the extent required or that, if available, it will be on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the terms of the new securities could have rights, preferences and privileges senior to those of our common stock. If we raise additional funds through debt financing, the terms of the debt could require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest and may render us more vulnerable to competitive pressures and economic downturns.

      Common Stock Risks

      THE MARKET PRICE OF OUR COMMON STOCK MAY CONTINUE TO EXPERIENCE EXTREME FLUCTUATIONS DUE TO MARKET CONDITIONS THAT ARE UNRELATED TO OUR OPERATING PERFORMANCE. The volatility of our common stock imposes a greater risk of capital losses on stockholders as compared to less volatile stocks. In addition, such volatility makes it difficult to ascribe a stable valuation to a stockholder's holdings of LaserSight common stock. Factors such as announcements of technological innovations or new products by LaserSight or its competitors, changes in domestic or foreign governmental regulations or regulatory approval processes, developments or disputes relating to patent or proprietary rights, public concern as to the safety and efficacy of the procedures for which the laser system is used, and changes in reports and recommendations of security analysts, have and may continue to have a significant impact on the market price of LaserSight common stock. Moreover, the possibility exists that the stock market, and in particular the securities of technology companies such as LaserSight, could experience extreme price and volume fluctuations unrelated to operating performance.

      VARIATIONS IN OUR SALES AND OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE. Our operating results have fluctuated in the past, and may continue to fluctuate in the future, as a result of a variety of factors, many of which are outside of our control. For example, we have historically operated with little or no backlog because our products are generally shipped as orders are received, and a significant portion of orders for a particular quarter have been received and shipped near the end of the quarter. As a result, our operating results for any quarter often depend on orders received and laser systems shipped late in that quarter. Other factors that may cause our operating results to fluctuate include:

      o  timing of regulatory approvals and the introduction of new products;
      o  reductions, cancellations or fulfillment of major orders;
      o  the addition or loss of significant customers;
      o  our relative mix of business;
      o  changes in pricing by us or our competitors;
      o  changes in personnel and employee utilization rates;
      o  costs related to expansion of our business;
      o  increased competition; and
      o  budget decisions by our customers.

      As a result of these fluctuations, we believe that period-to-period comparisons of our operating results cannot necessarily be relied upon as indicators of future performance. In some quarters our operating results may fall below the expectations of securities analysts and investors due to any of the factors described above. In such event, the trading price of our common stock would likely decline.

      THE SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND DILUTIVE STOCK ISSUANCES MAY ADVERSELY AFFECT OUR STOCK PRICE. Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. As of March 29, 1999, of LaserSight's 15,442,635 shares of common stock outstanding, approximately 13.1 million shares were freely tradable without restriction or further registration under the Securities Act, except to the extent such shares are held by "affiliates" of LaserSight as that term is defined in Rule 144 under Securities Act or subject only to the satisfaction of a prospectus delivery requirement. Shares included in the March 1999 private placement will be freely tradable on a similar basis once a registration statement covering such shares is filed and declared effective.

      Shares of common stock which LaserSight may issue in connection with future acquisitions or financings or pursuant to outstanding warrants or agreements could also adversely affect the market price of our common stock and cause significant dilution in our earnings per share and net book value per share.

      o We may be required to issue more than 4 million additional shares of common stock upon the exercise of outstanding warrants and to satisfy certain contingent contractual obligations. See "Market for Company's Common Equity and Related Stockholder Matters."


      o In addition, the 4 million outstanding shares of Series C and Series D Preferred Stock may be converted into common stock at any time. See "Market for Company's Common Equity and Related Stockholder Matters."

      o The anti-dilution provisions of certain of our existing securities and obligations require us to issue additional shares if we issue shares of common stock below specified price levels. If a future share issuance triggers these adjustments, the beneficiaries of such provisions effectively receive some protection from declines in the market price of our common stock, while our other stockholders incur additional dilution of their ownership interest.

      We may include similar anti-dilution provisions in securities issued in connection with future financings. Some of the factors we consider when we determine whether to include such provisions are our cash resources, the trading history of our common stock, the negotiating position of the selling party or the investors, and the extent to which we estimate that the expected benefit from the acquisition or financing exceeds the expected dilutive effect of the price-protection provision.

      CERTAIN ANTI-TAKEOVER MEASURES MAY HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE. Certain provisions of our certificate of incorporation, by-laws and Delaware law could delay or frustrate the removal of incumbent directors, discourage potential acquisition proposals and delay, defer or prevent a change in control of LaserSight, even if such events could be beneficial, in the short term, to the interests of our stockholders. For example, our certificate of incorporation allows us to issue preferred stock with rights senior to those of the common stock without stockholder action. LaserSight also is subject to provisions of Delaware corporation law that prohibit a publicly-held Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation's common stock (an "interested stockholder") for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. We also have adopted a stockholder rights agreement and declared a dividend distribution of one preferred share purchase right ("Right") on each outstanding share of common stock. The Rights would cause substantial dilution to a person or group that attempts to acquire 15% or more of our common stock on terms not approved by our Board of Directors.

      Company and Business Risks

      WE DEPEND ON OUR KEY PERSONNEL FOR OUR FUTURE SUCCESS. Our ability to maintain our competitive position depends in part upon the continued contributions of our executive officers and other key employees, especially Michael R. Farris, our President and Chief Executive Officer, and J. Richard Crowley, the President and Chief Operating Officer of our LaserSight Technologies subsidiary. A loss of one or more such officers or key employees, especially of Mr. Farris or Mr. Crowley, could have a material adverse effect on our business. We do not carry "key man" insurance on Mr. Farris, Mr. Crowley or any other officers or key employees.

      As we continue the clinical development of our excimer lasers and other products and prepare for regulatory approvals and other commercialization activities, we will need to continue to implement and expand our operational, financial and management resources and controls. While to date we haven't experienced problems recruiting or retaining the personnel necessary to implement such actions, we cannot be certain that such problems won't arise in the future. If we fail to attract and retain qualified individuals for necessary positions, and if we are unable to effectively manage growth in our domestic and international operations, it could have a material adverse effect on our business, financial condition and results of operations.

      FAILURE OF OUR "Y2K" COMPLIANCE EFFORTS, LACK OF COMPLIANCE BY OUR MATERIAL SUPPLIERS AND OTHER UNCERTAINTIES RELATED TO THE "Y2K ISSUE" COULD ADVERSELY AFFECT OUR BUSINESS. As many computer systems, software programs and other equipment with embedded chips or processors use only two digits rather than four to define the applicable year, they may be unable to process accurately certain data, during or after the year 2000. As a result, LaserSight as well as other business and governmental entities are at risk for possible miscalculations or systems failures which could cause material disruptions in business operations. This is commonly known as the Year 2000 ("Y2K") issue. The Y2K issue concerns not only information systems and technology used by LaserSight, but also concerns third parties, such as our customers, vendors and distributors, using information systems and technology that may interact with or affect our operations.

      We have implemented a Y2K readiness program with the objective of having all of our significant information systems and technology functioning properly with respect to Y2K before January 1, 2000. We have developed a comprehensive plan to assess the actual and potential Y2K impact on our operations, both in information technology ("IT") areas and non-information technology ("Non-IT") areas, as well as our product offerings. Our assessment included our manufacturing and operating systems and the readiness of vendors and other third parties upon whom we rely.

      o IT Systems. Our IT systems are microcomputer-based and consist of standard software purchased from outside vendors. All software is being identified and assessed to determine the extent of modification required in order to be Y2K compliant. We believe that all software will be made Y2K compliant before the end of June 1999 through vendor-provided updates or replacement with other Y2K compliant hardware and software. We, as has been planned for some time, are also replacing our financial and accounting software, and expect to have the majority of such new software implemented in the second quarter of 1999. The vendors of our financial and accounting software have represented to us that the software is Y2K compliant. Our IT inventory related to Y2K compliance is approximately 90% complete, the remediation assessment of problem areas is approximately 90% complete, and testing, including validation of compliance, is expected to be completed by the end of April 1999.

      o Non-IT Systems. For our Non-IT systems, we have identified third parties with which we have a significant relationship that, in the event of a Y2K failure, could have a material impact on our business, financial condition or results of operations. The third parties include utility suppliers, material and supply vendors, communication vendors and our significant distributors. Some of these relationships, especially those associated with certain suppliers, are material to us and a Y2K failure by one or more of these parties could have a material adverse effect on our business, financial condition and results of operations. We are corresponding with these business partners and service providers to assess their ability to support our operations with respect to each of their Y2K issues. The issues that are identified as part of this process are being prioritized in order of significance to our operations and we will take corrective action as appropriate. We have contacted approximately 98% of our vendors, business partners and service providers. Approximately 95% have responded to date, and we are continuing to assess their responses.

      o Products. We are not aware of any Y2K problems with our current production model, the LaserScan LSX, as all applicable components and the software have been validated and tested. Older models, generally manufactured in the first half of 1998 and earlier, may require upgraded software and/or hardware. We are taking steps to promptly notify affected users and, except for those users under warranty or service contract, offer such upgrades at additional cost to the user. Such upgrades are currently available and, in addition to resolving potential Y2K problems, also provide for more efficient system performance.

      We intend to develop contingency plans for Y2K issues which, if not timely resolved, could have a significant impact on our operations. These plans will be designed to minimize the impact of failure to achieve Y2K compliance. Such contingency plans are substantially complete although we will continue to monitor our plans as a result of future events and circumstances.

      We estimate the costs to address Y2K issues will total $150,000, of which approximately $60,000 has been incurred to date. Such costs will be expensed as incurred, and will exclude the costs of our new financial and accounting software. Y2K compliance related costs are estimated to be 50% of our total IT expense budget through the end of 1999. No material IT projects are expected to be delayed. The costs and time necessary to complete the Y2K modification and testing processes are based on our best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. Our Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Y2K readiness program described above are subject to change.

      Due to the general uncertainty inherent in our Y2K compliance, mainly resulting from our dependence upon the Y2K compliance of the government agencies, suppliers, vendors and distributors with whom we and our service providers deal, we are unable to determine at this time our most reasonably likely worst case scenario. While we expect our Y2K compliance efforts to reduce significantly our level of uncertainty about the impact of Y2K issues affecting IT and Non-IT systems and our product offerings, we cannot be certain that costs related to the lack of Y2K compliance of third parties, business interruptions, litigation and other liabilities related to Y2K issues will not have a material adverse effect on our business, financial condition and results of operations.

      GOVERNMENT REGULATION AND REGULATORY DECISIONS MAY RESTRICT OR DELAY THE MANUFACTURE AND MARKETING OF OUR PRODUCTS. Our laser products are subject to strict governmental regulations which materially affect our ability to manufacture and market these products and directly impact our overall prospects. All laser devices marketed in interstate commerce are subject to the laser regulations required by the Radiation Control for Health and Safety Act, as administered by the FDA. The regulations impose design and performance standards, labeling and reporting requirements, and submission conditions in advance of marketing for all medical laser products. Our ophthalmic laser systems produced for medical use require PMA approval by the FDA before we can ship our laser systems for use in the U.S. Each separate medical device requires a separate FDA submission, and specific protocols have to be submitted to the FDA for each claim made for each medical device.

      If and when our ophthalmic laser systems receive PMA approval by the FDA, we will be required to obtain GMP clearance with respect to our manufacturing facilities. These regulations impose certain procedural and documentation requirements with respect to our manufacturing and quality assurance activities. Our facilities will be subject to inspections by the FDA, and if any noncompliance with GMP guidelines is noted during facility inspections, the marketing of our laser products may be adversely affected. In addition, if any of our suppliers of significant components or sub-assemblies cannot meet our quality requirements, we could be delayed in producing commercial systems for the U.S. market.

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

      Laser products marketed in foreign countries are often subject to local laws governing health product development processes which may impose additional costs for overseas product development. In particular, all member countries of the EU require CE Mark certification of compliance with the EU medical directives as the standard for regulatory approval for sale of laser systems in EU member countries. Both of our LaserScan LSX and LaserScan 2000 laser systems have received CE Mark certification, the former of which was received in September 1998.

      We cannot determine the costs or time it will take to complete the approval process and the related clinical testing for our medical laser products. Future legislative or administrative requirements, in the U.S., or elsewhere, may adversely affect our ability to obtain or retain regulatory approval for our laser products. The failure to obtain required approvals on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

      PATENT INFRINGEMENT ALLEGATIONS MAY IMPAIR OUR ABILITY TO MANUFACTURE AND MARKET OUR PRODUCTS. There are a number of U.S. and foreign patents covering methods and apparatus for performing corneal surgery that we do not own or have the right to use. If we were found to infringe a patent in a particular market, LaserSight and its customers may be enjoined from making, using and selling that product in the market and be liable for damages for any past infringement of such rights. In order to continue using such rights, we would be required to obtain a license which may require us to make royalty, per procedure or other fee payments. We cannot be certain if we or our customers will be successful in securing licenses, or that if we obtain licenses, such licenses will be on acceptable terms. Alternatively, we might be required to redesign the infringing aspects of these products. Any redesign efforts that we undertake could be expensive and might require regulatory review. Furthermore, the redesign efforts could delay the reintroduction of these products into certain markets, or may be so significant as to be impractical. If redesign efforts were impractical, we could be prevented from manufacturing and selling the infringing products, which would have a material adverse effect on our business, financial and results of operations.

      While we are not currently involved in any material patent litigation, we have been the subject of patent infringement allegations in the past and such allegations are common in our industry. In 1992, Summit and Visx formed a U.S. partnership, Pillar Point Partners, to pool certain of their patents related to corneal sculpting technologies. As part of their agreement to dissolve Pillar Point in June 1998, Summit and Visx granted each other a worldwide, royalty free cross-license whereby each party will have full rights to license all existing patents owned by either company relating to laser vision correction for use with their systems. In connection with our March 1996 settlement of litigation with Pillar Point regarding alleged infringement by our lasers of certain U.S. patents, we agreed to notify Pillar Point before we begin manufacturing or selling our laser systems in the U.S. While we are not contractually obligated to anyone to obtain a license prior to the selling our lasers in the U.S., one or more of our competitors may assert that such a license is required. As of the date of this prospectus, we have not obtained a U.S. license from either Summit or Visx, and the terms of any license, if such license is granted, have not been determined.

      REQUIRED MINIMUM PAYMENTS UNDER OUR UNISHAPER LICENSE AGREEMENT MAY EXCEED OUR GROSS PROFITS FROM SALES OF OUR UNISHAPER PRODUCT. In addition to the risk that the UniShaper single use keratome will not be accepted in the marketplace, we are required to make certain minimum payments to the licensors under our UniShaper single use keratome limited exclusive license agreement. Under the agreement, we are required to pay a total of $300,000 in two installments due six and 12 months after the date of our receipt of completed limited production molds and to provide an excimer laser. We provided the laser during the quarter ended June 30, 1998, and we expect to accept and receive such molds once we determine that the product is ready to be commercially shipped. We currently anticipate regular commercial shipments to commence in the second quarter of 1999. In addition, commencing seven months after such date, we will be required to make royalty payments equal to 50% of our defined gross profits from UniShaper single use keratome sales, with a minimum royalty of $400,000 per calendar quarter for a period of eight quarters.

      WE ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES. Our international sales accounted for 87% of our total revenues during the year ended December 31, 1998. We expect sales to international accounts will continue to represent a comparable percentage of our total sales unless and until our systems are cleared for commercial distribution in the U.S., or with respect to those products that do not require regulatory approval, otherwise enter the U.S. market. The majority of our international sales for the twelve months ended December 31, 1998 were to customers in Canada, China, Brazil, Mexico, Italy, Argentina, South Africa, and Turkey. Our business, financial condition and international results of operations may be adversely affected by present economic instability in Brazil and the impact of that instability on other South American countries, future economic instability in other countries in which we have sold or may sell, increases in duty rates, difficulties in obtaining export licenses, ability to maintain or increase prices, and competition. In addition, international sales may be limited or disrupted by:

      o  The imposition of government controls
      o  Export license requirements
      o  Political instability
      o  Trade restrictions
      o  Changes in tariffs
      o Difficulties in staffing and coordinating communications among and managing international operations.

      Because all of our sales have been denominated in U.S. dollars, we do not have exposure to typical foreign currency fluctuation risk. However, due to our significant export sales, we are subject to currency exchange rate fluctuations in the U.S. dollar, which could increase the effective price in local currencies of our products. This could in turn result in reduced sales, longer payment
cycles  and  greater  difficulty  in  collecting  receivables.   See  "--If  Our
Uncollectible Receivables Exceed Our Reserves We will Incur Additional Unanticipated Expenses" above. Although we have not experienced any material adverse effect on our operations as a result of such regulatory, political and other factors, such factors may have a material adverse effect on our operations in the future or require us to modify our business practices.

      INADEQUACY OR UNAVAILABILITY OF INSURANCE MAY EXPOSE US TO SUBSTANTIAL PRODUCT LIABILITY CLAIMS. Our business exposes us to potential product liability risks that are inherent in the development, testing, manufacture, marketing and sale of medical devices for human use. We have agreed in the past, and we will likely agree in the future, to indemnify certain medical institutions and personnel who conduct and participate in our clinical studies. While we maintain product liability insurance, we cannot be certain that any such liability will be covered by our insurance or that damages will not exceed the limits of our coverage. Even if a claim is covered by insurance, the costs of defending a product liability, malpractice, negligence or other action, and the assessment of damages in excess of insurance coverage, could have a material adverse effect on our business, financial condition and results of operations. Our "claims made" product liability insurance coverage is limited to $10 million and our general liability insurance coverage is limited to $6 million, including up to $5 million of coverage under an excess liability policy. Further, product liability insurance may not continue to be available, either at existing or increased levels of coverage, on commercially reasonable terms.

      OUR SUPPLY OF CERTAIN CRITICAL COMPONENTS AND SYSTEMS MAY BE INTERRUPTED BECAUSE OF OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS. LaserSight currently purchases certain components used in the production, operation and maintenance of its laser systems and related products from a limited number of suppliers and certain key components are provided by a single vendor. Any interruption in the supply of critical laser components could have a material adverse effect on our business, financial condition and results of operations. For example, the
UniShaper single use keratome product will be manufactured exclusively for LaserSight by Frantz Medical Development Ltd., an ISO 9001 company experienced in the manufacture of engineering-grade medical devices. We also have exclusive supply arrangements for certain key laser system components with TUI Lasertechnik und Laserintegration GmbH. If any of our key suppliers cease providing us with products of acceptable quality and quantity in a timely fashion, we would have to locate and contract with a substitute supplier. We do not know if such substitute suppliers could be located and qualified in a timely manner or could provide required products on commercially reasonable terms.

      Acquisition Risks

      PAST AND POSSIBLE FUTUTE ACQUISITIONS THAT ARE NOT SUCCESSFULLY INTEGRATED WITH OUR EXISTING OPERATIONS MAY ADVERSELY AFFECT OUR BUSINESS. We have made several significant acquisitions since 1994, including The Farris Group in 1994, Photomed in 1997 and 1998, IBM Patents in August 1997 and our acquisition of certain assets of SEO Medical in April 1998. Although we are currently focusing on our existing operations, we may in the future selectively pursue strategic acquisitions of, investments in, or enter into joint ventures or other strategic alliances with, companies whose business or technology complement our business. We may not be able to identify suitable candidates to acquire or enter into joint ventures or other arrangements with or we may not be able to obtain financing on satisfactory terms for such activities. In addition, with respect to our recent acquisitions as well as any future transactions, we could have difficulty assimilating the personnel, technology and operations of the acquired company, which would prevent us from realizing expected synergies, and may incur unanticipated liabilities and contingencies. This could disrupt our ongoing business and distract our management and other resources. We cannot be certain that we would succeed in overcoming these risks or any other problems in connection with any acquisitions we may make or joint ventures or arrangements we may enter into.

      AMORTIZATION AND CHARGES RELATING TO OUR SIGNIFICANT INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR STOCK PRICE AND REPORTED NET INCOME OR LOSS. Goodwill is an intangible asset that represents the difference between the total purchase price of the acquisitions and the amount of such purchase price allocated to the fair value of the net assets acquired. Goodwill and other intangible assets are amortized over a period of time, with the amount amortized in a particular period constituting a non-cash expense that reduces our net income or increases our net loss. Of our total assets at December 31, 1998, approximately $16.2 million or 37% were intangible assets. The following table presents an overview of our significant intangible assets and goodwill at December 31, 1998:


                                                            Value of Assets                Amortization Period
                                                       --------------------------       --------------------------
Goodwill                                                     $6.6 million                      12-20 years
Cost of Patents                                              $4.3 million                      8-17 years
Acquired Licenses and Technology                             $5.3 million                  31 months-12 years

      A reduction in net income resulting from the amortization of goodwill and other intangible assets may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale or liquidation of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

      In accordance with SFAS 121, we review intangible assets for impairment whenever events or changes in circumstances, including a history of operating or cash flow losses, indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible asset is impaired, a noncash impairment charge would be recognized. We continue to assess the current results and future prospects of TFG in view of the substantial reduction in the subsidiary's operating results in 1996 and 1997. TFG's operating results have improved in 1998 when compared to 1996 and 1997. If TFG is unsuccessful in continuing to improve its financial performance, some or all of the carrying amount of goodwill recorded, $3.7 million at December 31, 1998, may be subject to an impairment adjustment.

      Other Risks

      The risks described above under are not the only risks facing LaserSight. There may be additional risks and uncertainties not presently known to us or that we have deemed immaterial which could also negatively impact our business operations. If any of the foregoing risks actually occur, it could have a material adverse effect on our business, financial condition and results of operations. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

      The Company believes that its exposure to market risk for changes in interest and currency rates is not significant. The Company's investments are limited to highly liquid instruments with maturities of three months or less. At December 31, 1998, the Company had less than $3 million of short-term investments classified as cash and equivalents. All of the Company's transactions with international customers and suppliers are denominated in U.S. dollars.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10.  Directors and Executive Officers

      Information with respect to the Company's directors and executive officers is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 1999.

Item 11.  Executive Compensation

      Information with respect to executive compensation is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 1999.

Item 13.  Certain Relations and Related Transactions

      Information with respect to certain relations and related transactions is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 1999.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules.

(a) (1) The following financial statements and related items are attached to this report:

              Independent Auditors' Reports

              Consolidated Balance Sheets as of December 31, 1998 and 1997.

              Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

              Consolidated Statements of Comprehensive Loss for the years ended December 31, 1998, 1997 and 1996.

              Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996.

              Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

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

b) Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended December 31, 1998.

                                INDEX TO EXHIBITS

Exhibit
Number                          Description
------             -------------------------------------------------------------

 2.1              See Exhibits 10.1,  10.2,  10.6, 10.7,  10.16,  10.22,  10.25,
                  10.26, 10.30 and 10.31.

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

 3.4 First Amendment to Rights Agreement, dated as of March 22, 1999, between LaserSight Incorporated and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 2 to Form 8-A/A filed by the Company on March 29, 1999*).

 4.1              See Exhibits 3.1,3.2, 3.3, 3.4, 10.19, 10.23, 10.32, 10.33 and
                  10.39.

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

10.10 Patent License Agreement dated December 21, 1995 by and between Francis E. O'Donnell, Jr. and LaserSight Centers, Inc. (filed as Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1995*).

10.11 LaserSight Incorporated Amended and Restated 1996 Equity Incentive Plan (filed as Exhibit 10.12 to the Company's Form 10-Q/A for the quarter ended June 30, 1998*).

10.12             LaserSight  Incorporated  Amended  and  Restated  Non-Employee
                  Directors Stock Option Plan (filed as Exhibit B to the Company's definitive proxy statement dated May 19, 1997*).

10.13 Agreement dated September 18, 1996 between David T. Pieroni and LaserSight Incorporated (filed as Exhibit 10.35 to the Company's Form 10-K for the year ended December 31, 1996*).

10.14 Agreement dated January 1, 1997, between International Business Machines Corporation and LaserSight Incorporated (filed as Exhibit 10.37 to the Company's Form 10-K for the year ended December 31, 1996*).

10.15 Addendum dated March 7, 1997 to Agreement between International Business Machines Corporation and LaserSight Incorporated (filed as Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996*).

10.16 Second Amendment to Agreement for Purchase and Sale of Stock by and among LaserSight Centers Incorporated, its stockholders and LaserSight Incorporated dated March 14, 1997 (filed as
                  Exhibit 99.1 to the Company's Form 8-K filed on March 27, 1997*).

10.17             Amendment  to  Royalty  Agreement  by and  between  LaserSight
                  Centers Incorporated, Laser Partners and LaserSight Incorporated dated March 14, 1997 (filed as Exhibit 99.2 to the Company's Form 8-K filed on March 27, 1997*).

10.18 Employment Agreement dated September 16, 1996 by and between LaserSight Incorporated and Richard L. Stensrud (filed as
                  Exhibit 10.41  to the  Company's  Form  10-Q  filed  on May 9,
                  1997*).

10.19 Warrant to purchase 500,000 shares of Common Stock dated March 31, 1997 by and between LaserSight Incorporated and Foothill Capital Corporation (filed as Exhibit 10.44 to the Company's Form 10-Q filed on August 14, 1997*).

10.20 License Agreement dated May 20, 1997 by and between Visx Incorporated and LaserSight Incorporated (filed as Exhibit
                  10.45 to the Company's Form 10-Q filed on August 14, 1997*).

10.21 Patent Purchase Agreement dated July 15, 1997 by and between LaserSight Incorporated and Frederic B. Kremer, M.D. (filed as
                  Exhibit 2.(i) to the Company's Form 8-K filed on August 13, 1997*).

10.22 Agreement and Plan of Merger dated July 15, 1997 by and among LaserSight Incorporated, Photomed Acquisition, Inc., Photomed, Inc., Frederic B. Kremer, M.D., Linda Kremer, Robert Sataloff, Trustee for Alan Stewart Kremer and Robert Sataloff, Trustee for Mark Adam Kremer (filed as Exhibit 2.(ii) to the Company's Form 8-K filed on August 13, 1997*).

10.23 Warrant to purchase 750,000 shares of Common Stock dated August 29, 1997 by and between LaserSight Incorporated and purchasers of Series B Convertible Participating Preferred Stock of LaserSight Incorporated (filed as Exhibit 10.39 to the Company's Form 10-Q filed on November 14, 1997*).

10.24 Independent Contractor Agreement by and between Byron Santos, M.D. and LaserSight Technologies, Inc. (filed as Exhibit 10.42 to the Company's Form 10-Q filed on November 14, 1997*).

10.25 Stock Purchase Agreement, dated December 30, 1997, by and among LaserSight Incorporated, LSI Acquisition, Inc., MEC
                  Health  Care,  Inc.  and  Vision  Twenty-One,  Inc.  (filed as
                  Exhibit 2.(i) to the Company's Form 8-K filed on January 14, 1998*).

10.26 Stock Distribution Agreement, dated December 30, 1997, by and among LaserSight Incorporated, LSI Acquisition, Inc., MEC
                  Health  Care,  Inc.  and  Vision  Twenty-One,  Inc.  (filed as
                  Exhibit 2.(ii) to the Company's Form 8-K filed on January 14, 1998*).

10.27 Agreement dated April 1, 1992 between International Business Machines Corporation and LaserSight Incorporated (filed as
                  Exhibit 10.1 on Form 10-K for the year ended December 31, 1995*).

10.28 Securities Purchase Agreement, dated June 5, 1998, by and between LaserSight Incorporated and TLC The Laser Center, Inc. (filed as Exhibit 99.1 to the Company's Form 8-K filed on June 25, 1998*).

10.29 Securities Purchase Agreement, dated June 12, 1998, by and between LaserSight Incorporated and Pequot Funds (filed as
                  Exhibit  99.5 to the  Company's  Form  8-K  filed  on June 25,
                  1998*).

10.30 Letter Agreement dated September 11, 1998, amending the Agreement and Plan of Merger dated July 15, 1997, by and among LaserSight Incorporated, Photomed Acquisition, Inc., Photomed, Inc., Frederic B. Kremer, M.D., Linda Kremer, Robert Sataloff, Trustee for Alan Stewart Kremer and Robert Sataloff, Trustee for Mark Adam Kremer (filed as Exhibit 10.31 to the Company's Form 10-Q filed on November 16, 1998*).

10.31 Exclusive License Agreement dated August 20, 1998, by and between LaserSight Technologies, Inc. and TLC The Laser Center Patents Inc. (filed as Exhibit 10.32 to the Company's Form 10-Q filed on November 16, 1998*).

10.32 Warrant to Purchase Common Stock, dated November 11, 1998 by and between LaserSight Incorporated and Mercacorp, Inc. (filed as Exhibit 10.33 to the Company's Form 10-Q filed on November 16, 1998*).

10.33 Warrant to Purchase Common Stock, dated November 11, 1998 by and between LaserSight Incorporated and Mercacorp, Inc. (filed as Exhibit 10.34 to the Company's Form 10-Q filed on November 16, 1998*).

10.34             Purchase  Agreement,  dated  June  9,  1997,  by  and  between
                  LaserSight Technologies, Inc. and TUI Lasertechnik Und Laserintegration GmbH (filed as Exhibit 10.1 to the Company's Form S-3, Pre-Effective Amendment No. 1 filed on February 1, 1999*).

10.35 License and Royalty Agreement, dated September 10, 1997, by and between LaserSight Technologies, Inc. and Luis A. Ruiz, M.D. and Sergio Lenchig (filed as Exhibit 10.2 to the Company's Form S-3, Pre-Effective Amendment No. 1 filed on February 1, 1999*).

10.36 Manufacturing Agreement, dated September 10, 1997, by and between LaserSight Technologies, Inc. and Frantz Medical Development Ltd. (filed as Exhibit 10.3 to the Company's Form S-3, Pre-Effective Amendment No. 1 filed on February 1, 1999*).

10.37 Employment Agreement by and between LaserSight Incorporated and Michael R. Farris dated October 30, 1998.

10.38             Securities   Purchase  Agreement  by  and  between  LaserSight
                  Incorporated and purchasers of Common Stock dated March 22, 1999.

10.39 Warrant to purchase 225,000 shares of Common Stock dated March 22, 1999 by and between LaserSight Incorporated and purchasers of Common Stock of LaserSight Incorporated.

Exhibit 11        Statement of Computation of Loss Per Share

Exhibit 21        Subsidiaries of the Registrant

Exhibit 23        Consent of KPMG LLP

Exhibit 27        Financial Data Schedule

Exhibit 99        Press release dated March 29, 1999


----------------------
*Incorporated herein by reference.  File No. 0-19671.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:   March 30, 1999                           LASERSIGHT INCORPORATED

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

/s/ Michael R. Farris                                    Dated:   March 30, 1999
-------------------------------------------
Michael R. Farris, President,
Chief Executive Officer and Director


/s/ Francis E. O'Donnell, Jr., M.D.                      Dated:   March 30, 1999
-------------------------------------------
Francis E. O'Donnell, Jr., M.D.,
Chairman of the Board, Director


/s/ Juliet Tammenoms Bakker                              Dated:   March 30, 1999
-------------------------------------------
Juliet Tammenoms Bakker, Director


/s/ J. Richard Crowley                                   Dated:   March 30, 1999
-------------------------------------------
J. Richard Crowley, Chief Operating Officer
and Director


/s/ Terry A. Fuller, Ph.D.                               Dated:   March 30, 1999
-------------------------------------------
Terry A. Fuller, Ph.D., Director


/s/ Gary F. Jonas                                        Dated:   March 30, 1999
-------------------------------------------
Gary F. Jonas, Director


/s/ Richard C. Lutzy                                     Dated:   March 30, 1999
-------------------------------------------
Richard C. Lutzy, Director


/s/ David T. Pieroni                                     Dated:   March 30, 1999
-------------------------------------------
David T. Pieroni, Director


/s/ Thomas Quinn                                         Dated:   March 30, 1999
-------------------------------------------
Thomas Quinn, Director


/s/ Gregory L. Wilson                                    Dated:   March 30, 1999
-------------------------------------------
Gregory L. Wilson, Chief Financial Officer
(Principal accounting officer)

                          Independent Auditors' Report


The Board of Directors and Stockholders
LaserSight Incorporated:

We have audited the accompanying consolidated balance sheets of LaserSight Incorporated and Subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserSight Incorporated and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                  /s/ KPMG LLP

St. Louis, Missouri
March 25, 1999

                            LASERSIGHT INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997

                                                                                       1998                   1997
                                                                                       ----                  ----
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                      $4,437,718              3,858,400
     Marketable equity securities                                                           --              7,475,000
     Accounts receivable-trade, net                                                  4,611,834              2,649,202
     Notes receivable-current portion, net                                           4,805,831              3,762,341
     Inventories                                                                     8,517,636              4,348,235
     Deferred tax assets                                                               184,997                571,009
     Other current assets                                                              159,057                219,723
                                                                                   -----------             ----------
                                    Total current assets                            22,717,073             22,883,910

Notes receivable, less current portion, net                                          2,880,358              2,380,193
Property and equipment, net                                                          1,502,339              1,354,168
Other assets, net                                                                   16,773,213             23,842,802
                                                                                   -----------             ----------
                                                                                   $43,872,983             50,461,073
                                                                                   ===========            ===========
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                               $2,220,045              2,142,979
     Note payable, less discount                                                            --              1,758,333
     Accrued expenses                                                                3,224,369              2,782,521
     Accrued commissions                                                             1,451,180              1,230,474
     Income taxes payable                                                                9,239              1,255,491
     Deferred revenue                                                                  937,602                214,219
     Other current liabilities                                                              --                770,193
                                                                                   -----------            -----------
                                    Total current liabilities                        7,842,435             10,154,210


Refundable deposits                                                                    194,000                200,000
Accrued expenses, less current portion                                                 642,880                518,730
Deferred royalty revenue, less current portion                                         433,333                     --
Deferred income taxes                                                                  184,997                571,009
Long-term obligations                                                                  560,000                500,000
Commitments and contingencies
Redeemable convertible preferred stock:
     Series B - par value $.001 per share; authorized 1,600 shares;
         zero and 1,295 shares issued and outstanding at December 31,
         1998 and 1997, respectively                                                        --             11,477,184
Stockholders' equity:
     Convertible preferred stock:
         Series C - par value $.001 per share; authorized 2,000,000 shares; 2,000,000 and zero shares issued and outstanding at
         December 31, 1998 and 1997, respectively                                        2,000                     --
         Series D - par value $.001 per share; authorized 2,000,000 shares, 2,000,000 and zero shares issued and outstanding at
         December 31, 1998 and 1997, respectively                                        2,000                     --
     Common stock-par value $0.001 per share; authorized 40,000,000 shares, 13,332,835 and 10,149,872 shares issued and
        outstanding at December 31, 1998 and 1997, respectively                         13,333                 10,150
     Additional paid-in capital                                                     59,407,392             40,045,564
     Stock subscription receivable                                                  (1,140,000)            (1,140,000)
     Accumulated deficit                                                           (23,748,303)           (11,865,914)
     Accumulated other comprehensive income - unrealized gain                               --                604,500
     Less treasury stock, at cost; 140,200 and 165,200 common shares
      at December 31, 1998 and 1997, respectively                                      (521,084)             (614,360)
                                                                                   ------------           -----------
                           Total stockholders' equity                                34,015,338            27,039,940
                                                                                   ------------           -----------
                                                                                   $ 43,872,983            50,461,073
                                                                                   ============           ===========

See accompanying notes to consolidated financial statements.

                             LASERSIGHT INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1998, 1997, and 1996

                                                                             1998                 1997                 1996
                                                                             ----                 ----                 ----
        Revenues:
             Products                                                     $15,968,035           11,925,018           10,634,663
             Royalties                                                      1,111,917              245,000                   --
             Services                                                         676,164           12,218,815           10,869,327
                                                                          -----------           ----------           ----------
                                                                           17,756,116           24,388,833           21,503,990

        Cost of revenues:
             Product cost                                                   6,048,730            4,127,908            3,415,276
             Cost of services                                                 297,512            8,573,932            6,707,308
                                                                          -----------           ----------           ----------

                          Gross profit                                     11,409,874           11,686,993           11,381,406

        Research, development, and regulatory expenses                      3,840,924            2,807,579            1,720,246

        Other general and administrative expenses                          12,156,982           13,118,289           11,559,656
        Selling related expenses                                            4,562,740            3,286,600            2,430,335
        Amortization of intangibles                                         2,310,169            1,736,679              631,518
                                                                          -----------           ----------           ----------
                                                                           19,029,891           18,141,568           14,621,509
                                                                          -----------           ----------           ----------
                          Loss from operations                            (11,460,941)          (9,262,154)          (4,960,349)

        Other income and expenses:
             Interest and dividend income                                     591,481              383,611              314,287
             Interest expense                                                (782,668)          (1,343,198)            (151,634)
             Gain on sale of subsidiaries and securities                      364,452            4,129,057                   --
             Other, net                                                      (362,500)            (280,400)            (415,681)
                                                                          -----------           ----------           -----------
                          Loss before income tax
                            expense (benefit)                             (11,650,176)          (6,373,084)          (5,213,377)

        Income tax expense (benefit)                                          232,213              880,000           (1,139,008)
                                                                          -----------           ----------           ----------

                          Net loss                                        (11,882,389)          (7,253,084)          (4,074,369)

        Conversion discount on preferred stock                               (858,872)             (41,573)          (1,010,557)

        Preferred stock accretion and dividend requirements                (2,751,953)            (298,269)            (358,618)
                                                                         ------------          -----------          -----------

                         Loss attributable to
                           common stockholders                           $(15,493,214)          (7,592,926)          (5,443,544)
                                                                        =============          ===========          ===========

        Loss per common share - basic and diluted                        $      (1.26)               (0.80)               (0.69)
                                                                        =============          ===========          ===========
        Weighted average number of shares outstanding

                                - basic and diluted                        12,272,000            9,504,000            7,893,000
                                                                        =============          ===========          ===========

        See accompanying notes to consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                  Years ended December 31, 1998, 1997 and 1996



                                                                            1998           1997            1996
                                                                            ----           ----            ----
  Net loss                                                             $(11,882,389)    (7,253,084)      (4,074,369)

  Other comprehensive income (loss), net of tax:

  Unrealized gain (reversal) on marketable securities
      (net of tax of $(353,675) in 1998 and $370,500 in 1997)              (577,048)       604,500               --


  Reclassification adjustment for gains included in
      net loss (net of tax of $16,825)                                      (27,452)            --               --
                                                                        -----------     ----------       ----------

  Comprehensive loss                                                    $(12,486,889)    (6,648,584)     (4,074,369)
                                                                        ============    ===========     ===========








See accompanying notes to consolidated financial statements.

                                     LASERSIGHT INCORPORATED AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Years ended December 31, 1998, 1997, and 1996


                                                                Obligation
                Common Stock      Preferred Stock    Additional  to Issue    Stock     Unreal   Accu-                   Total
                ------------      ---------------     Paid-in     Common  Subscription  -ized   mulated   Treasury   Stockholders'
               Shares    Amount    Shares   Amount    Capital     Stock    Receivable   Gain    Deficit     Stock       Equity
               ------    ------    ------   ------     -------     -----   ----------   ----    -------     -----       ------
Balances at
  December
  31, 1995   7,186,032  $ 7,186       --   $    --     21,944,000   780,125 (1,140,000)    --    (538,461)    (632,709)  20,420,141

Issuance of
  shares
  from
  exercise
  of stock
  options and
  warrants     189,900      190       --        --        588,599        --         --      --         --            --     588,789

Tax benefit
  of stock
  options and
  warrants
  exercised         --       --       --        --        199,798        --         --      --         --            --     199,798
Proceeds from

  issuance of
  Series A
  preferred
  stock, net
  of issuance
  costs             --       --       116       --      5,342,152        --         --      --         --            --   5,342,152

Conversion of,
  and settlements
  of dividends
  on, Series
  A preferred
  stock        872,736      873      (108)      --        318,635        --         --      --         --            --     319,508

Dividends on
  Series A
  preferred
  stock             --       --        --       --       (358,618)       --         --      --         --           --     (358,618)

Obligation to
  issue common
  stock related
  to 1994
  acquisition       --       --        --       --             -- 2,284,931         --      --         --          --     2,284,931

Issuance of
  shares in
  conjunction
  with
  acquisition  205,598      205        --       --      2,045,994        --         --      --         --          --     2,046,199

Net loss            --       --        --       --             --        --         --      -- (4,074,369)
            ---------- ---------  -------- --------    ----------- -------- ---------- ------- ----------   ----------    ---------

Balances at
  December 31,
  1996       8,454,266    8,454         8       --     30,080,560 3,065,056 (1,140,000)     -- (4,612,830)   (632,709)   26,768,531

                                      F-5a

Issuance of
  shares from
  exercise of
  stock
  options       25,875        26        --       --        98,337        --         --      --         --          --        98,363

Premium and
  other
  adjustments
  on redemption
  of Series B
  stock             --        --        --       --       (454,866)      --         --      --         --         --       (454,866)
  preferred

Dividends on
  Series A
  preferred
  stock             --        --        --       --       (176,268)      --         --      --         --          --      (176,268)

Conversion of,
  and settlement
  of dividends
  on, Series A
  preferred
  stock        102,525       102        (8)      --         52,240       --         --      --         --          --        52,342
Issuance of
  options and
  treasury stock
  in conjunction
  with
  consulting
  agreements        --       --         --       --         52,608       --         --      --         --      18,349        70,957

Adjustment of
  marketable equity
  securities to
  market, net
  of tax            --       --         --       --             --       --         -- 604,500         --          --       604,500

Issuance of
  shares in
  conjunction
  with amendment
  of
  purchase
  agreement    624,991      625         --       --      3,319,640        --        --      --         --         --      3,320,265

Issuance of
  shares in
  conjunction
  with 1994
  acquisition
  agreement    406,700      407         --       --      3,064,649 (3,065,056)      --      --         --        --              --

Issuance of
  shares in
  conjunction
  with
  acquisition
  of intangible
  assets       535,515      536         --       --      3,416,164        --        --      --         --        --       3,416,700

Issuance of
  warrants in
  conjunction
  with Series B
  preferred
  stock
  offering         --       --         --       --        592,500         --        --      --         --        --         592,500

Net loss           --       --         --       --             --         --        --      --  (7,253,084)      --      (7,253,084)
             -------- --------   --------  -------      ---------    -------   -------  ------- ----------  --------     ----------

Balances at
  December 31,
  1997     10,149,872   10,150         --       --     40,045,564        -- (1,140,000) 604,500 (11,865,914)(614,360)    27,039,940

                                      F-5b

Conversion of
  Series B
  preferred
  stock     2,392,220    2,392         --       --      3,714,747         --          --     --          --       --      3,717,139

Issuance of
  Series C
  and D
  preferred
  stock            --       --  4,000,000    4,000     15,815,556         --          --     --          --        --    15,819,556

Issuance of
  shares from
  exercise of
  stock options
  and
  warrants    194,625      195         --       --        513,476         --          --     --          --        --       513,671

Issuance of
  warrants in
  conjunction
  with
  settlement       --       --         --       --         250,000         --         --     --          --         --      250,000

Issuance of
  shares in
  conjunction
  with amendment
  of purchase
  agreement   187,500      187         --       --         749,813         --         --     --          --         --      750,000

Issuance of
  shares in
  conjunction
  with
  acquisi-
  tion        305,820      306         --       --       1,249,777         --         --     --          --         --    1,250,083

Issuance of
  shares in
  conjunction
  with 1996
  acquisition
  agreement   102,798      103         --       --           (103)         --         --     --          --         --           --

Premium and
  other
  adjustments
  on redemption
  of Series B
  preferred
  stock            --       --         --       --     (2,969,180)         --          --    --          --        --    (2,969,180)

Adjustment of
  marketable
  equity
  securities to
  market, net
  of tax           --       --         --       --             --          --          --(604,500)       --        --      (604,500)

Issuance of
  options and
  shares in
  conjunction
  with consulting
  agreements       --       --         --       --         37,742          --          --      --        --    93,276       131,018

Net loss           --        --         --       --            --          --          --      -- (11,882,389)       -- (11,882,389)
              -------  --------    -------  -------    ----------   ---------   --------- ------- -----------  -------- -----------

Balances at
  December 31,
  1998      3,332,835   $13,333  4,000,000   $4,000   59,407,392         --  (1,140,000)       -- (23,748,303) (521,084) 34,015,338
            =========   =======  =========   ======   ==========  =========  ==========   ======= ===========  ========  ==========

See accompanying notes to consolidated financial statements.

                                      F-5c

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1998, 1997 and 1996


                                                                               1998              1997             1996
                                                                               ----              ----             ----
Cash flows from operating activities:
  Net loss                                                                $(11,882,389)       (7,253,084)      (4,074,369)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
          Realized gain on sale of investments and subsidiaries               (364,452)       (4,129,057)              --
          Depreciation and amortization                                      3,376,174         2,892,456        1,004,275
          Provision for uncollectible accounts                               1,212,896         2,366,995          502,000
          Stock, options and warrants issued in conjunction with
            consulting agreements and settlement                               381,018               --                --
          Increase in notes receivable, net                                 (2,357,750)         (362,584)      (1,832,532)
          Increase in accounts receivable, net                              (2,215,473)         (176,029)       3,663,542
          Increase in inventories                                           (2,942,720)       (1,236,042)      (1,492,153)
          Increase (decrease) in accounts payable                               11,492           859,808          (70,201)
          Increase (decrease) in accrued expenses                              541,410         1,411,710         (529,449)
          Increase (decrease) in income taxes                                 (875,752)        1,688,145       (1,446,053)
          Increase in deferred revenue                                       1,156,716                --               --
          Other, net                                                          (370,182)         (415,097)         102,482
                                                                           -----------       -----------      -----------
                 Net cash used in operating activities                     (14,329,012)       (4,352,779)      (4,172,458)
                                                                           -----------       -----------      -----------
Cash flows from investing activities:
     Purchases of property and equipment                                      (648,475)         (630,550)        (296,520)
     Proceeds from sale of subsidiaries                                      6,527,452         6,500,000               --
     Net proceeds from exclusive and non-exclusive
       license of patents                                                    6,170,000         3,958,436               --
     Proceeds from sale and leaseback transaction                                   --                --          957,180
     Acquisition of other intangible assets                                   (989,874)      (15,428,961)              --
     Purchase of managed care contract                                              --          (150,000)              --
     Transfer to restricted cash account                                    (4,200,000)       (3,200,000)              --
     Proceeds from restricted cash account                                   4,228,000         3,172,000
     Purchase of businesses, net of cash acquired                                   --                --         (640,463)
                                                                           -----------       -----------      -----------
                       Net cash provided by (used in)
                           investing activities                             11,087,103        (5,779,075)          20,197
                                                                           -----------       -----------      -----------
Cash flows from financing activities:
     Proceeds from preferred stock financings, net                          15,819,555        14,834,219        5,342,152
     Redemption and repurchase of preferred stock                          (10,512,000)       (3,172,000)              --
     Proceeds from issuance of note payable, net                                    --         3,414,142               --
     Repayments on notes payable - officer                                          --                --         (465,000)
     Repayments on notes payable                                            (2,000,000)       (3,000,000)        (799,100)
     Proceeds from exercise of stock options and warrants                      513,672            98,363          588,789
     Repayment of capital lease obligation                                          --          (187,971)        (109,418)
                                                                           -----------       -----------      -----------
               Net cash provided by financing activities                     3,821,227        11,986,753        4,557,423
                                                                           -----------       -----------      -----------
               Increase in cash and cash equivalents                           579,318         1,854,899          405,162

Cash and cash equivalents:
      Beginning of year                                                      3,858,400         2,003,501        1,598,339
                                                                           -----------       -----------      -----------
      End of year                                                          $ 4,437,718         3,858,400        2,003,501
                                                                           ===========       ===========      ===========


See accompanying notes to consolidated financial statements.



                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


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

Credit Risk
-----------
Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable. The Company sells products to customers, at times extending credit for such sales. Exposure to losses on receivables is principally dependent on each customer's financial condition and their ability to generate revenue from the Company's products. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. To mitigate a portion of the Company's exposure on certain sales, the Company has obtained letters of credit to be drawn on foreign financial institutions in the event a customer should default. At December 31, 1998 and 1997, the Company was the payee on letters of credit with foreign financial institutions aggregating approximately $2.5 million and $0.2 million, respectively.

Income Taxes
------------
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Inventory
---------
Inventory, which consists primarily of laser systems parts and components, is stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

Property and Equipment
----------------------
Property and equipment are stated at cost. Furniture and equipment are depreciated using the straight-line method over the estimated lives (three to seven years) of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Capital leases were amortized on a straight-line basis over the term of the leases. Such depreciation and amortization is included in other general and administrative expenses on the consolidated statements of operations.

Patents
-------
Costs associated with obtaining patents are capitalized as incurred and are amortized over their remaining useful lives (generally 17 years or less).

Goodwill and Acquired Technology
--------------------------------
Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over estimated useful lives up to 20 years. Management evaluates the carrying value of goodwill using projected future undiscounted operating cash flows of the acquired businesses.

Acquired technology was recorded as an intangible asset and is amortized over a period of 12 years based on the Company's estimate of the lifespan of the solid-state laser product and the useful life of a related patent acquired. The Company continually assesses the potential market for solid-state as an improvement to existing excimer laser technology.

Research and Development
------------------------
Research and development costs are charged to operations in the year incurred. The cost of certain equipment used in research and development activities which have alternative uses is capitalized as equipment and depreciated using the straight-line method over the estimated lives (five to seven years) of the assets. Total expenditures on research and development for the years ended December 31, 1998, 1997, and 1996 were approximately $2,813,000, $1,836,000, and
$949,000, respectively.

Product Warranty Costs
----------------------
Estimated future warranty obligations related to the Company's products, typically for a period of one year, are provided by charges to operations in the period in which the related revenue is recognized.

Extended Service Contracts
--------------------------
The Company sells product service contracts covering periods beyond the initial warranty period. Revenues from the sale of such contracts are deferred and amortized on a straight-line basis over the life of the contracts. Service contract costs are charged to operations as incurred.

Revenue Recognition
-------------------
The Company recognizes revenue from the sale of its products in the period that the products are shipped to the customers.

Royalty revenues from the license of patents owned are recognized in the period earned.

Service revenues from consulting clients are recognized in the period that the services are provided.

The Company recognized premiums from HMOs and other payors as income in the period to which vision care coverage related.

Substantially all premiums are collected on a monthly basis and relate to vision care coverage during that month. Capitation revenue for the years ended December 31, 1998, 1997, and 1996 was approximately $0, $7,955,000 and $6,095,000, respectively (see note 4).

Revenues from managing an ophthalmic practice and an ambulatory surgery center were recognized when earned in accordance with the practice services agreement (see note 4).

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

Loss Per Share
--------------
Basic loss per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied), if dilutive. Diluted loss per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase Common Stock, and convertible Preferred Stock and are included in the computation using the treasury stock method if they would have a dilutive effect. Diluted loss per share for the years ended December 31, 1998, 1997 and 1996 is the same as basic loss per share.

Pursuant to Emerging Issue Task Force (EITF) Announcement No. D-60, the value of the conversion discount on the Series C and D Convertible Participating Preferred Stock (Series C and D Preferred Stock) issued in June 1998 (approximately $834,000), the Series B Convertible Participating Preferred Stock (Series B Preferred Stock) issued in August 1997 (approximately $42,000 in 1997 and $25,000 in 1998) and the Series A Convertible Participating Preferred Stock

(Series A Preferred Stock) issued in January 1996 (approximately $1,011,000) has been reflected as an increase to the loss attributable to common stockholders for the years ended December 31, 1998, 1997, and 1996, respectively. The value of the conversion discounts, ($0.07) basic and diluted in 1998, and ($0.13) basic and diluted in 1996, have been reflected as an adjustment to the loss attributable to common shareholders. The value of the conversion discount in 1997 had no per share effect.

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 1998, 1997, and 1996:
                                      1998         1997          1996
                                      ----         ----          ----
Numerator:
   Net loss                      $(11,882,389)  (7,253,084)   (4,074,369)
   Conversion discount
     on preferred stock              (858,872)     (41,573)   (1,010,557)
   Preferred stock
     accretion
     and dividends                 (2,751,953)    (298,269)     (358,618)
                                 ------------   ----------    ----------
   Loss attributable
     to common
     stockholders                $(15,493,214)  (7,592,926)   (5,443,544)
                                 ============   ==========    ==========
Denominator, basic and diluted:
   Weighted average
     shares
     outstanding                   12,272,000    9,504,000     7,486,300
   Issuable shares,
     acquisition
     of The Farris
     Group                                --           --        406,700
                                 ------------   ----------    ----------
                                   12,272,000    9,504,000     7,893,000
                                 ============   ==========    ==========
Basic and diluted
     loss per share              $      (1.26)       (0.80)        (0.69)
                                 ============   ==========    ==========

Common share equivalents, including contingently issuable shares, options, warrants, and convertible Preferred Stock totaling 2,530,000, 4,722,000 and 317,000 common stock equivalents at December 31, 1998, 1997, and 1996, respectively, are not included in the computation of diluted loss per share because they have an antidilutive effect.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of
-----------------------------------------------------------------------
Long-lived  assets  and  certain  identifiable   intangibles  are  reviewed  for
impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Comprehensive Loss
------------------
The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", on January 1, 1998. SFAS No. 130 requires companies to classify items defined as "other comprehensive income" by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the consolidated balance sheet.

Operating Segments
------------------
The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", on December 31, 1998. SFAS No. 131 requires companies to report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers.

Reclassifications
-----------------
Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1998 consolidated financial statement presentation.

NOTE 3 - ACQUISITIONS
---------------------

Aesthetic Product
-----------------
In April 1998, the Company acquired from Schwartz Electro-Optics, Inc. (SEO) substantially all the assets, and assumed certain liabilities, of SEO's medical products division (the Division) in exchange for 305,820 shares of the Company's Common Stock. The Company is contingently obligated to issue up to 223,280 additional shares on April 15, 1999 if its five day average Common Stock price is not then $5.00 or greater. The value of the acquisition was $1,250,000. The Division develops, tests, manufactures, assembles, and sells lasers and their related equipment, accessories, parts, and software for medical and medical research applications. The Division's primary focus is erbium lasers, which are primarily used to perform dermatology-related procedures.

The acquisition was accounted for using the purchase method. Accordingly, the Division's results of operations are included in the Company's consolidated financial statements subsequent to the acquisition date. The fair value of the purchase consideration was determined at the date of acquisition and was recorded at that time. If and when the additional shares are issued in April 1999, the entry will be to record the par value of shares issued in Common Stock with the offset to additional paid-in capital. The acquisition did not have a material effect of the assets or operations of the Company.

Photomed, Inc.
--------------
In July  1997,  the  Company  acquired  from  Photomed,  Inc.  the  rights  to a
Pre-Market Approval (PMA) application filed with the Food and Drug Administration (FDA) for a laser to perform LASIK, a refractive surgery alternative to surface PRK. In addition, the Company purchased from a stockholder of Photomed, Inc. U.S. patent number 5,586,980 for a keratome, the instrument necessary to create the corneal "flap" in the LASIK procedure. The Company issued a combination of 535,515 unregistered shares of Common Stock (valued at $3,416,700) and $333,300 in cash as consideration for the PMA application and the keratome patent. The seller will also receive a percentage of any licensing fees or sale proceeds related to the patent. The total value was capitalized as the cost of PMA application and patent and is being amortized over 5 and 15 years, respectively. In September 1998, the Company entered into an amendment with Photomed based on a FDA approval received in July 1998, and paid Photomed a total of $1,740,000, of which $990,000 was paid in cash and the balance paid through the issuance of 187,500 shares of Common Stock. Upon receipt of FDA approval of a laser for general commercial use for the treatment of hyperopia by June 1, 1999, utilizing part or all of the know how of the laser acquired, the Company is required to issue $1 million in Common Stock. Approval after such date will result in lesser payments until June 1, 2000, and after such date no payment will be required. Upon receipt of FDA approval of equivalency of the Company's refractive scanning laser to the laser acquired, payment of up to $1 million in cash is due if the approval is obtained within four months after Photomed takes delivery of the Company's refractive scanning laser. Such obligation decreases approximately $2,740 per day after such four month period. If, prior to August 1, 1999, the Company's gross sales of refractive lasers for final use within the United States exceeds $14 million, Photomed is to receive 25% of gross sales in excess of $14 million. Additional consideration paid, if any, will be recorded as additional purchase price. As of December 31, 1998 and 1997, the unamortized carrying values of the LASIK PMA application and the keratome patent were included in other assets.

Patents
-------
In August 1997, the Company finalized an agreement with IBM, in which the Company acquired certain patents (IBM Patents) relating to ultraviolet light ophthalmic products and procedures for ultraviolet ablation for $14.9 million. The total value was capitalized and is being amortized over approximately 8 years. Under the agreement, IBM transferred to the Company all of IBM's rights under its patent license agreements with certain licensees. Royalties from such assigned patent licenses totaled approximately $1,112,000 and $803,000 for the years ended December 31, 1998 and 1997, respectively. Royalties accrued on or after January 1, 1997 but before September 1997, totaling approximately $581,000, reduced the Company's cost of the IBM Patents. The acquisition was financed through the private placement of Series B Preferred Stock (see note
11).

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

In February 1998, the Company sold certain rights in certain patents to Nidek Co., Ltd. for $6.3 million in cash (of which $200,000 was withheld for the payment of Japanese taxes). The Company transferred all rights in those patents issued in countries outside of the U.S. but retained the exclusive right to use and sublicense the non-U.S. patents in all fields other than ophthalmic, cardiovascular and vascular. The Company received a non-exclusive license to the non-U.S. patents in the ophthalmic field. In addition, the Company has granted a non-exclusive license to use those patents issued in the U.S., which resulted in $1.2 million of deferred royalties that are being amortized to income over three years. The transaction did not result in any current gain or loss, but reduced the Company's amortization expense over the remaining useful life of the U.S. patents. As of December 31, 1998 and 1997, the unamortized carrying value of the patents was included in other assets.

Keratome License
----------------

In September 1997, the Company acquired worldwide distribution rights to the Ruiz-Lenchig disposable keratome for the LASIK procedure and entered into a limited exclusive license agreement for intellectual property related to the keratome products formerly known as Automated Disposable Keratomes (A*D*K). The trade name for this single use keratome is now the LaserSight "UniShaper" (TM) single use keratome. In exchange, the Company paid $400,000 in cash at closing and supplied to the licensors one excimer laser. Six months after the first shipment of the disposable keratome product, the Company will pay an additional $150,000 to the licensors with another installment of $150,000 due twelve months after the initial shipment date. The total value was capitalized, including the net book value of the laser, and is being amortized over 31 months. The Company will also share the product's gross profit with the sellers with minimum quarterly royalties of $400,000 beginning approximately seven months after the initial shipment date. Under the arrangement, gross profit is defined as the selling price less certain costs of sales and commissions. As of December 31, 1998, the unamortized carrying value of the keratome license was included in other assets. No UniShaper shipments were made through December 31, 1998.

Assets of Northern New Jersey Eye Institute
-------------------------------------------
In July 1996, the Company acquired the assets of the Northern New Jersey Eye Institute (NNJEI) and contracted with the practice to provide ongoing management services through its LSIA subsidiary.

The acquisition was accounted for using the purchase method. Accordingly, the Company's results of operations resulting from LSIA's service agreement with NNJEI were included in the Company's consolidated financial statements subsequent to the acquisition date. The total purchase cost, including acquisition costs, of $2,576,882, was comprised of a 5.05% promissory note in the amount of $340,000 and 205,598 unregistered shares of the Company's Common Stock. The Company issued 102,798 additional shares on July 3, 1998 because the Company's quoted stock price was lower than $15.00 per share at that date. The fair value of the purchase consideration was determinable at the date of acquisition and was recorded at that time. When the additional shares were issued in July 1998, the entry was to record the par value of shares issued in Common Stock with the offset to additional paid-in capital. The promissory note was repaid in September 1996. Cost to enter into the management services agreement, totaling $1,606,774, was recognized as a result of the acquisition, and was being amortized over 25 years.

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

The Farris Group
----------------
In February 1994, the Company acquired MRF, Inc. d/b/a The Farris Group. The acquisition was accounted for using the purchase method. Accordingly, The Farris Group's results of operations are included in the Company's consolidated financial statements subsequent to the acquisition date. The terms of the acquisition provided, among other things, for the Company to pay $2 million and up to 750,000 unregistered shares of the Company's Common Stock issuable if The Farris Group achieved certain future performance objectives. Based on The Farris Group's pre-tax profits for each of the years ended December 31, 1996, 1995, and 1994, 406,700 shares were issued in April 1997 (see note 11). These earn-out shares were valued at $3,065,056 and accounted for as additional purchase price since there are a maximum number of shares issuable, termination of the former owner's employment does not impact the agreement, and the agreement is entirely separate from compensation agreements. No additional shares will be issued.

LaserSight Centers Incorporated
-------------------------------
In April 1993, the Company acquired all of the outstanding stock of LaserSight Centers Incorporated (Centers), a privately held corporation, whose former owners include two of the Company's former presidents and its chairman. Centers is a development stage corporation which intends to provide services for ophthalmic laser surgical centers using excimer and other lasers. The terms for the closing of this transaction provided for the issuance of 500,000 unregistered shares of the Company's Common Stock and the agreement of the Company to issue up to an additional 1,265,333 unregistered shares of its Common Stock based on the outcome of certain future events and whether Centers achieves certain performance objectives.

In March 1997, the Company amended the purchase and royalty agreements related to the 1993 acquisition of Centers. The amended purchase agreement provided for the Company to issue approximately 625,000 unregistered common shares with 600,000 additional shares contingently issuable based upon future operating profits. This replaced the provision calling for 1,265,333 contingently issuable shares based on cumulative revenues or other future events and the uncertainties associated therewith. The amended royalty agreement reduced the royalty from $86 to $43 per refractive procedure and delayed the obligation to pay such royalties until the sooner of five years or the issuance of all contingently issuable shares as described above. The value of shares issued in March 1997, $3,320,321, was accounted for as additional purchase price based upon historical and expected growth in the excimer laser industry and undiscounted projected cash flows.

NOTE 4 - DIVESTITURES
---------------------

In December 1997, the Company sold all of the outstanding stock of MEC and LSIA to Vision Twenty-One, Inc. (Vision 21) in a transaction which was effective as of December 1, 1997. The total consideration paid by Vision 21 to the Company consisted of $6.5 million in cash paid at closing and 820,085 unregistered shares of Vision 21 common stock. The final number of the Vision 21 shares to be received by the Company was subject to certain post-closing adjustments, for which a portion of the unregistered Vision 21 shares, valued at $1 million at the closing date, were placed in escrow. The Vision 21 shares were to be liquidated pursuant to the agreement from February through May 1998. The Company was to receive a minimum of $6.5 million and a maximum of $7.475 million from the liquidation of the Vision 21 shares. The Company received a total of approximately $6.5 million through June 1998. A portion of the proceeds was used to repay the Foothill loan. The Company believes Vision 21 owes it approximately $800,000 in additional proceeds, an amount in dispute at this time. At December 31, 1997, the market value of the Vision 21 shares was approximately $7,586,000 (see notes 10 and 16).

The Company recorded a current liability in the amount of approximately $770,000 as of December 31, 1997, representing the maximum potential post-closing adjustments. The post-closing adjustments were resolved during 1998 and no liability is recorded at December 31, 1998.

As a result of this transaction, the Company recorded gains before income taxes of $364,452 and $4,129,057 in the years ended December 31, 1998 and 1997, respectively. Approximately $191,000 of the gain in 1998 related to the sale of Vision 21 securities.

The following pro forma unaudited information has been prepared assuming that the disposition of both MEC and LSIA had occurred as of the beginning of the years ended December 31, 1997 and 1996. The pro forma adjustments serve to eliminate revenues and expenses related to MEC and LSIA for the periods presented and do not include any overhead allocations. The unaudited pro forma condensed consolidated revenues, gross profit and net loss are not necessarily indicative of results that would have occurred had the disposition been consummated as of the beginning of the years ended December 31, 1997 and 1996, or that which might be attained in the future.

                      For the Year Ended December 31, 1997
                                   (Unaudited)

                                      Subsidiaries
                         Historical       Sold         Pro Forma
                         ----------       ----         ---------

Revenues, net           $24,388,833   (11,009,723)    13,379,110

Gross profit             11,686,993    (2,836,873)     8,850,120

Net loss                $(7,253,084)     (665,120)    (7,918,204)
                        ===========   ===========     ==========

                      For the Year Ended December 31, 1996
                                   (Unaudited)

                                      Subsidiaries
                         Historical       Sold        Pro Forma
                         ----------       ----        ---------

Revenues, net           $21,503,990   (7,882,943)    13,621,047

Gross profit             11,381,406   (2,310,090)     9,071,316

Net loss                $(4,074,369)    (782,358)    (4,856,727)
                        ===========   ==========    ===========

NOTE 5 - ACCOUNTS AND NOTES RECEIVABLE
--------------------------------------

Accounts and notes receivable at December 31, 1998 and 1997 were net of allowance for uncollectibles of approximately $2,576,000 and $1,825,000, respectively. During 1998 and 1997, approximately $462,000 and $1,892,000, respectively, net of associated commissions, in accounts and notes receivable were written off as uncollectible. Accounts and notes receivable write-offs were not significant for the year ended December 31, 1996.

The Company currently provides internal financing for sale of its laser systems. Sales for which there is no stated interest rate are discounted at a rate of eight percent, an estimate of the prevailing market rate for such purchases. Note receivable payments due within one year are classified as current. At December 31, 1998 and 1997, notes receivable maturity dates ranged from 1999 to 2002 and from 1998 to 2002, respectively.

Notes receivable at December 31, 1998 and 1997 primarily represent unpaid balances due on laser equipment sales. Notes receivable balances, less an allowance for uncollectibles, consisted of the following at December 31, 1998 and 1997:
                                              1998           1997
                                              ----           ----

Notes receivable                           $9,690,749      7,814,773

Less:  Discount                               282,422        315,968
       Allowance for uncollectible notes    1,722,138      1,356,271
                                           ----------      ---------
                                            7,686,189      6,142,534
Less current portion                        4,805,831      3,762,341
                                            ---------      ---------
                                           $2,880,358      2,380,193
                                           ==========      =========
NOTE 6 - INVENTORIES
--------------------

The components of inventories at December 31, 1998 and 1997 are summarized as follows:

                                             1998            1997
                                             ----            ----

Raw materials                             $5,266,146      2,958,782
Work in process                            1,837,460        263,353
Finished goods                             1,046,756        862,775
Test equipment-clinical trials               407,274        263,325
                                          ----------      ---------
                                          $8,517,636      4,348,235
                                          ==========      =========

As of December 31, 1998, the Company had three laser systems being used under arrangements for clinical trials in various countries. At December 31, 1997, six laser systems were in use under similar arrangements.

As described in Note 3, in April 1998, the Company acquired an aesthetic product line. Included in these assets at acquisition was approximately $1,230,000 of inventory. At December 31, 1998, inventory related to the aesthetic products division was approximately $1,545,000.

NOTE 7 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment at December 31, 1998 and 1997 are as follows:

                                           1998            1997
                                           ----            ----

Leasehold improvement                  $  213,622           70,883
Furniture and equipment                 1,429,413          947,032
Laboratory equipment                    1,372,473        1,354,086
                                       ----------        ---------
                                        3,015,508        2,372,001
Less accumulated
    depreciation                        1,513,169        1,017,833
                                       ----------        ---------
                                       $1,502,339        1,354,168
                                       ==========        =========

NOTE 8 - OTHER ASSETS
---------------------

Other assets at December 31, 1998 and 1997 are as follows:

                                          1998             1997
                                          ----             ----

Restricted cash                      $   194,000          200,000
Goodwill, net of accumu-
      lated amortization of
      $1,274,371 in 1998 and
      $749,739 in 1997                 6,552,863        7,077,491
Acquired technology, net
      of accumulated amorti-
      zation of $501,612 in 1998
      and $355,608 in 1997             1,250,388        1,396,392
Ultraviolet patents, net of
      accumulated amortization of
      $939,093 in 1998 and
      $371,906 in 1997                 3,448,804       10,185,993
LASIK PMA application,
      net of accumulated
      amortization of $881,884
      in 1998 and $233,790 in 1997     3,663,466        2,571,682
Other assets, net of accumu-
      lated amortization of $571,776
      in 1998 and $456,529 in 1997     1,663,692        2,411,244
                                     -----------      -----------

                                     $16,773,213       23,842,802
                                     ===========       ==========

Restricted cash represents deposits in connection with service contracts with approximately 95 and 100 ophthalmologists at December 31, 1998 and 1997, respectively, granting them exclusive market areas to perform specific services as set forth in the Center's service contracts.

NOTE 9 - EMPLOYEE BENEFIT PLAN
------------------------------

Effective January 1, 1996, the Company adopted a 401(k) plan for the benefit of substantially all of its full-time employees. The plan provides, among other things, for employer-matching contributions to be made at the discretion of the Board of Directors. Employer-matching contributions vest over a seven-year period. Administrative expenses of the plan are paid by the Company. For the years ended December 31, 1998, 1997 and 1996, expense incurred related to the 401(k) plan, including employer-matching contributions, was approximately $49,000, $36,000 and $45,000, respectively.

NOTE 10 - NOTES PAYABLE
-----------------------

In April 1997, the Company entered into a loan agreement with Foothill Capital Corporation (Foothill) for up to $8 million, consisting of a term loan in the amount of $4 million and a revolving loan in an amount of 80% of the eligible receivables of LaserSight Technologies, Inc., but not more than $4 million. In June 1998, the Company fully repaid its note payable to Foothill and also terminated its line of credit arrangement with Foothill. In connection with the loan, the Company issued warrants to purchase 500,000 shares of Common Stock. The warrants are exercisable at any time from April 1, 1998 through April 1, 2002 at an exercise price per share of $6.0667. Subject to certain conditions based on the market price of the Common Stock, up to half of the warrants are eligible for repurchase by the Company. Any warrants that remain outstanding on April 1, 2002 are subject to mandatory repurchase by the Company at a price of $1.50 per warrant. The warrants have certain anti-dilution features which provide for approximately 84,000 additional shares to be issued as a result of the issuance of the Series B, C & D Preferred Stock and a corresponding reduction in the exercise price to approximately $5.20 per share and repurchase price to approximately $1.29 per warrant. The warrants were valued at $560,000 and $500,000 at December 31, 1998 and 1997, respectively, and were classified as long-term obligations. The recorded amount of the obligation will change with the fair value of the warrants, with the corresponding adjustment to interest expense.

At December 31, 1996, the Company owed $1,000,000 to former owners of MEC. The note payable was secured by stock of MEC, and bore interest at 8.75%. In April 1997, the Company repaid the note in full.

Interest paid during 1998, 1997, and 1996 approximated $199,000, $515,000, and $172,000, respectively.

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

NOTE 11 - STOCKHOLDERS' EQUITY
------------------------------

In June 1998, the Company entered into a Securities Purchase Agreement with TLC The Laser Center Inc. (TLC), pursuant to which the Company issued 2,000,000 shares of newly-created Series C Preferred Stock with a face value of $4.00 per share, resulting in an aggregate offering price of $8 million. The Series C Preferred Stock is convertible by TLC on a fixed, one-for-one basis into 2,000,000 shares of Common Stock at any time until June 2001, on which date all shares of Series C Preferred Stock then outstanding will automatically be converted into an equal number of shares of Common Stock.

The net proceeds to the Company, after deduction of costs of issuance, was approximately $7.9 million. The net proceeds were partially used to repurchase all 525 outstanding shares of the Company's Series B Preferred Stock on June 5, 1998 for approximately $6.3 million, including a 20% premium.

In June 1998, the Company entered into a Securities Purchase Agreement with Pequot Private Equity Fund, L.P., Pequot Scout Fund, L.P., and Pequot Offshore Private Equity Fund, Inc. (Pequot Funds), pursuant to which the Company issued, collectively, 2,000,000 shares of the newly-created Series D Preferred Stock with a face value of $4.00 per share, resulting in an aggregate offering price of $8 million. The Series D Preferred Stock is convertible by the Pequot Funds on a one-for-one basis into 2,000,000 shares of Common Stock at any time until June 2001, on which date all shares of Series D Preferred Stock then outstanding will automatically be converted into an equal number of shares of Common Stock. The Series D Preferred Stock is subject to certain anti-dilution adjustments if the Company issues or sells shares of Common Stock before June 2001 at a price per share less than $4.00.

The net proceeds to the Company, after deduction of costs of issuance, was approximately $7.9 million.

In August 1997, the Company completed a private placement of 1,600 shares Series B Preferred Stock yielding net proceeds, after costs of financing, of $14.83 million. The Company also issued warrants to purchase 790,000 shares of Common Stock for a period of five years at $5.91 per share to the investors and placement agent. The warrant price to the investors was reduced to $2.75 in February 1998 in exchange for certain amendments to the agreement as approved by the Company's shareholders. The warrants have certain anti-dilution features which provide for approximately 13,000 additional shares primarily pursuant to the issuance of the Series C and D Preferred Stock and a corresponding reduction in the exercise price to approximately $2.71. The Series B Preferred Stock was convertible into the Company's Common Stock at the option of the holders at any time through August 29, 2000. The conversion price equaled the lesser of $6.68 per share or the average of the three lowest closing bid prices during a 30-trading day period preceding the conversion date. In October 1997, 305 shares were voluntarily redeemed with a 4 percent redemption premium totaling $122,000, which was recorded as a dividend to the Series B Preferred Stock stockholders. At December 31, 1997, 1,295 shares of Series B Preferred Stock were outstanding. The Series B Preferred Stock was recorded at the amount of gross proceeds less the costs of the financing and the fair value of the warrants and classified as mezzanine financing above the stockholders' equity section on the consolidated balance sheet. In February 1998, 351 shares were repurchased at a 20 percent premium totaling $702,000 which was recorded as a dividend to the Series B Preferred Stock stockholders. In June 1998, 525 shares were repurchased at a 20 percent premium totaling $1,050,000, which was recorded as a dividend to the Series B Preferred Stock stockholders. Prior to June 1998, the holders of Series B Preferred Stock had converted 419 shares of Series B Preferred Stock into 2,392,220 shares of common stock. At December 31, 1998, no shares of Series B Preferred Stock were outstanding.

In January 1996, the Company completed a private placement of 116 shares Series A Preferred Stock, yielding net proceeds, after costs of financing, of $5.34 million. The Company also issued warrants to purchase 17,509 shares of Common Stock at $13.25 per share to the placement agent. The conversion price equaled the lesser of $14.18 per share or 85% of the average closing price of the Common Stock during the five trading days preceding the conversion date, subject to a minimum conversion price. At December 31, 1998 and 1997, zero shares of Series A Preferred Stock were outstanding. The conversion of 116 shares of Series A
Preferred Stock through December 31, 1997 resulted in the issuance of 975,261 shares of Common Stock, including the issuance of Common Stock in settlement of preferred dividends (at an annual rate of 10%) accrued through the respective conversion dates.

Based on The Farris Group's pre-tax profits for each of the years ended December 31, 1996, 1995, and 1994, 406,700 shares were issued in April 1997. For purposes of computing earnings per share, issuable shares attributable to historical performance levels of The Farris Group are included in weighted average shares outstanding on a basic and diluted basis for 1996. No further shares are issuable under this agreement.

NOTE 12 - STOCK OPTION PLANS
----------------------------

The Company has options outstanding at December 31, 1998 related to five stock based compensation plans (the Plans). Options are currently issuable by the Board of Directors only under the 1996 Equity Incentive Employee Plan (1996 Incentive Plan) and the LaserSight Incorporated Non-employee Directors Stock Option Plan (Directors Plan), both of which were approved by the Company's stockholders in June 1996, the former of which was amended in June 1998 and the latter of which was amended in June 1997.

Under the 1996 Incentive Plan, as amended, employees of the Company are eligible to receive options, although no employee may receive options to purchase greater than 250,000 shares of Common Stock during any one year. Pursuant to terms of the 1996 Incentive Plan, 1,250,000 shares of Common Stock may be issued at exercise prices of no less than 100% of the fair market value at date of grant, and options generally become exercisable in four annual installments on the anniversary dates of the grant.

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

The per share weighted-average fair value of stock options granted during the years ended December 31, 1998, 1997 and 1996 was $2.16, $3.62 and $4.60,
respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                    1998         1997          1996
                                    ----         ----          ----

Expected dividend yield               0%           0%            0%
Volatility                           50%          49%           44%
Risk-free interest rate             5.5%      5.70-5.71%    6.04%-6.33%
Expected life (years)               3-10         5-10           3-5

The Company applies APB Opinion No. 25 and related interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                      1998         1997         1996
                                      ----         ----         ----
Net loss
     As reported                 $(11,882,389)  (7,253,084)  (4,074,369)
     Pro forma                    (12,834,441)  (8,012,317)  (4,653,040)

Basic and diluted EPS
     As reported                 $      (1.26)       (0.80)       (0.69)
     Pro forma                          (1.34)       (0.88)       (0.76)

In accordance with SFAS No. 123, the pro forma net loss reflects only options granted on or after January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost does not reflect options granted prior to January 1, 1995, that vested in 1998, 1997 or 1996.

Stock option activity for all plans during the periods indicated is as follows:

                                                            Weighted
                                            Shares           Average
                                            Under           Exercise
                                            Option           Price
                                            ------           -----

Balance at January 1, 1996                 496,260          $ 9.12
     Granted                               574,000            9.83
     Exercised                              (9,900)           4.93
     Terminated                           (180,510)          11.00
                                         ---------
Balance at December 31, 1996               879,850            9.29
     Granted                               286,000            6.29
     Exercised                             (25,875)           3.80
     Terminated                            (90,975)           7.27
                                         ---------
Balance at December 31, 1997             1,049,000            8.75
     Granted                               750,000            4.16
     Exercised                             (54,000)           2.46
     Terminated                            (88,000)          12.01
                                         ---------
Balance at December 31, 1998             1,657,000            6.25
                                         =========

On June 12, 1998, the Company repriced 110,000 shares of stock options previously granted to employees (excluding executive officers) with option prices ranging from $7.03 to $12.81 to the market value of the stock on June 12, 1998 of $4.31. All shares repriced were not exercisable until the later of December 12, 1998 or the original vesting date and expire on the later of June 12, 1999 or the original expiration date.

The following table summarizes the information about stock options outstanding and exercisable at December 31, 1998:

                                         Range of Exercise Prices
                                         ------------------------
                                  $1.58-$5.14   $5.31-$7.03   $9.50-$12.81
                                  -----------   -----------   ------------
Options outstanding:
   Number outstanding at
      December 31, 1998             903,500       412,500       341,000
   Weighted average
      remaining contractual
      life                        3.75 years   3.75 years    2.65 years
   Weighted average
      exercise price                  $4.17          6.70        $11.20

Options exercisable:
   Number exercisable at
      December 31, 1998             180,725       263,750       336,000
   Weighted average
      exercise price                  $3.99          6.82         11.21

The underwriter of the Company's 1991 initial public offering received warrants to purchase up to 180,000 shares of the Company's Common Stock at an exercise price of $3.00 per share through November 13, 1996. During 1996, all of the underwriter's warrants were exercised.

NOTE 13 - INCOME TAXES
----------------------

The components of the income tax expense (benefit) for the years ended December 31, 1998, 1997, and 1996 were as follows:

                                          1998        1997       1996
                                          ----        ----       ----
Current:
      Federal                           $ 208,992     67,066    (707,130)
      State                                23,221    812,934     (22,878)
                                        ---------    -------   ---------
                                          232,213    880,000    (730,008)
                                        ---------    -------   ---------
Deferred:
      Federal                                  --         --    (351,677)

      State                                    --         --     (57,323)
                                        ---------    -------   ---------
                                               --         --    (409,000)
                                        ---------    -------   ---------
Total income tax
expense (benefit)                       $ 232,213    880,000  (1,139,008)
                                        =========    =======  ==========

Deferred tax assets and liabilities consist of the following components as of December 31, 1998 and 1997:

                                         1998         1997
                                         ----         ----
Deferred tax liabilities:
      Acquired technology             $  425,132      555,764
      Change in tax status
        of subsidiaries                   55,494      134,938
      Unrealized gain on
        marketable equity
        securities                            --      370,500
      Property and equipment                  --       84,768
                                       ---------    ---------
                                         480,626    1,145,970
Deferred tax assets:
      Intangibles                        131,145       69,322
      Inventory                          400,737      232,512
      Receivable allowance               943,873      800,063
      Royalty fees                       283,333           --
      Commissions                        167,579           --
      Warranty accruals                  295,695      157,970
      NOL carry forward                2,381,196           --
      Other                               38,352       58,893
                                     -----------    ---------
                                       4,642,910    1,318,960
Valuation allowance                   (4,162,284)    (172,990)
                                     -----------    ---------
                                         480,626    1,145,970
                                     -----------    ---------
       Net deferred tax asset
         (liability)                 $       --           --
                                     ===========    =========

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

Payments for income taxes for the year ended December 31, 1998, 1997 and 1996 were $905,000, $0 and $307,360, respectively. Income taxes paid during 1998 primarily related to the sale of MEC and LSIA.

For the years ended December 31, 1998, 1997 and 1996, the difference between the Company's effective income tax provision and the "expected" tax provision, computed by applying the federal statutory income tax rate to income before provision for income taxes, is reconciled below:

                                         1998        1997        1996
                                         ----        ----        ----
"Expected" tax provision
   (benefit)                         $(3,961,060) (2,166,849) (1,772,548)
State income taxes, net
    of federal income tax
    benefit                               48,493     536,536     (29,462)
Tax basis of subsidiaries sold                --   2,478,304          --
Utilization of net operating
    loss carry forwards                       --          --          --
Foreign sales corporation
    tax benefit                               --          --          --
Valuation allowance                    3,989,294    (355,036)    528,026
Intangible amortization                  417,064     369,210     162,321
Nondeductible expenses                    26,594      17,835      18,920
Other items, net                        (288,172)         --     (46,265)
                                      ----------  ----------  ----------
       Income tax
       expense (benefit)              $  232,213     880,000  (1,139,008)
                                      ==========  ==========  ==========

NOTE 14 - SEGMENT INFORMATION
-----------------------------

The Company operates principally in three segments: technology related (laser equipment) products, patent services and health care services. Laser equipment operations involve the development, manufacture, and sale of lasers primarily for use in vision correction procedures. Patent services generally relate to LaserSight Patents, Inc., and primarily involves the revenues and expenses generated from the ownership of certain refractive laser procedure patents. Subsidiaries sold consist of MEC and LSIA, which were sold in December 1997.

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

                                         1998         1997         1996
                                         ----         ----         ----
Operating revenues:
    Technology related               $15,968,035   11,925,018   10,634,663
    Patent services                    1,111,917      245,000           --
    Health care services                 676,164    1,209,092    2,986,384
    Subsidiaries sold                         --   11,009,723    7,882,943
                                     -----------   ----------   ----------
Total revenues                       $17,756,116   24,388,833   21,503,990
                                     ===========   ==========   ==========

Operating profit (loss):
    Technology related               $(9,038,922)  (6,329,036)  (2,148,280)
    Patent services                      349,673     (163,387)          --
    Health care services                (541,670)  (1,121,186)  (1,672,516)
    Subsidiaries sold                         --      658,923      777,335
    General corporate                 (1,953,326)  (2,040,328)  (1,828,285)
    Developmental stage
      company-LaserSight
      Centers Incorporated              (276,696)    (267,140)     (88,603)
                                    ------------   ----------   ----------
       Loss from operations         $(11,460,941)  (9,262,154)  (4,960,349)
                                    ============   ==========    =========
Identifiable assets:
    Technology related               $28,818,547   20,056,924
    Patent services                    3,838,804   10,614,652
    Health care services               3,910,200    4,398,202
    General corporate assets           4,267,269   12,080,776
    Developmental stage
      company-LaserSight
      Centers Incorporated             3,038,163    3,310,519
                                     -----------   ----------
         Total assets                $43,872,983   50,461,073
                                     ===========   ==========

Depreciation and amortization:
    Technology related               $ 1,659,571      751,682      305,190
    Patent services                      567,187      371,906           --
    Health care services                 333,205      319,823      185,974
    Subsidiaries sold                         --      641,501      510,924
    General corporate                      3,731        2,751        2,187
    Development stage
      company-LaserSight
      Centers Incorporated               276,696      254,634           --
                                      ----------    ---------    ---------
         Total depreciation
         and amortization             $2,840,390    2,342,297    1,004,275
                                      ==========    =========    =========

Amortization of deferred financing costs and accretion of discount on note payable of $545,784 and $550,159 for the years ended December 31, 1998 and 1997, respectively, are included as interest expense in the table below.

                                         1998          1997         1996
                                         ----          ----         ----
Capital expenditures:
    Technology related               $   599,873      560,946      234,516
    Health care services                  30,228       12,154       19,190
    Subsidiaries sold                         --       57,450       39,469
    General corporate                     18,374           --        3,345
                                     -----------      -------      -------
         Total capital
           expenditures              $   648,475      630,550      296,520
                                     ===========      =======      =======

                                         1998           1997          1996
                                         ----           ----          ----
Interest income:
    Technology related               $  293,731       267,590        181,939
    Patent service                        9,377        10,717             --
    Health care services                     --           150         11,940
    Subsidiaries sold                        --        65,490         51,432
    General corporate                   278,033        26,541         59,289
    Development stage company
      -LaserSight Centers, Inc.          10,340        13,123          9,687
                                     ----------     ---------        -------
            Total interest
              income                 $  591,481       383,611        314,287
                                     ==========     =========        =======
Interest expense:
    General corporate                $  782,668     1,283,904        113,524
    Subsidiaries sold                        --        59,294         38,110
                                     ----------     ---------        -------
            Total interest
              expense                $  782,668     1,343,198        151,634
                                     ==========     =========        =======

The following table presents the Company's technology related segment net revenues by geographic area for the three years ended December 31, 1998. The individual countries shown generated net revenues of at least ten percent of the total segment net revenues for at least one of the years presented.

                                        1998          1997           1996
                                        ----          ----           ----
Geographic area:
    Argentina                       $   808,400     1,382,000      1,005,600
    Brazil                            1,825,000     3,290,000        844,131
    Canada                            2,512,000       288,000             --
    China                             1,980,000     1,346,000        523,752
    Colombia                            510,000     1,245,400        630,780
    Japan                                    --            --      1,340,000
    Other                             8,332,635     4,373,618      6,290,400
                                    -----------    ----------     ----------
Total technology related
    revenues                        $15,968,035    11,925,018     10,634,663
                                    ===========    ==========     ==========
Export sales are as follows:

North and
  Central America                   $ 3,781,712     1,075,000             --
South America                         4,473,156     5,995,000      3,600,637
Asia                                  3,746,171     2,235,000      2,844,752
Europe                                2,735,631     2,526,500      3,378,000
Africa                                  642,250            --        295,000
                                    -----------    ----------     ----------
                                    $15,378,920    11,831,500     10,118,389
                                    ===========    ==========     ==========

The geographic areas above include significant sales to the following countries:
North and Central America - Canada, Mexico and Costa Rica; South America - Argentina, Brazil, Columbia and Venezuela; Asia - China, India and Japan; Europe
- France, Italy and Spain. In the Company's experience, sophistication of ophthalmic communities varies by region, and is better segregated by the geographic areas above than by individual country.

As of December 31, 1998 and 1997, the Company had approximately $72,000 and $117,000, respectively, in assets located at a manufacturing facility in Costa Rica. The Company does not have any other subsidiaries in countries where it does business. As a result, substantially all of the Company's operating losses and assets apply to the U.S.

Revenues from one customer of the technology related segment totaled $900,000, or 5%, of the Company's consolidated revenues (see note 15).

NOTE 15 - RELATED PARTY TRANSACTIONS
------------------------------------

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

In June 1998, the Company sold three laser systems for a total of $900,000 to TLC. As previously discussed in Note 11, the Company entered into a Securities Purchase Agreement with TLC in June 1998. The Company received full payment for the systems sold in August 1998.

NOTE 16 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

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

Visx Incorporated
-----------------
In May 1997, the Company entered into a license agreement with Visx Incorporated to settle litigation and any and all potential claims related to patent infringement prior to May 1997. The aggregate amount of $230,400 is reflected in other expenses in 1997 and was paid in eight quarterly installments.

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

Mercacorp, Inc.
---------------
In August 1998, Mercacorp, Inc. filed an action in the U.S. District Court for the Eastern District of New York against the Company, the President and Chief Executive Officer of the Company, Wall & Broad Equities, Inc., a "purported investment banking establishment" and Isaac Weinhouse, the principal of such purported investment banking establishment, asserting violations of Section 10(b) of the Securities and Exchange Act of 1934 and common law fraud in connection with the alleged issuance of false press releases, misrepresentations and omissions by all of the defendants on which the plaintiff allegedly relied in purchasing the Company's Common Stock. The action sought both actual and punitive monetary damages from the Company in the amounts of $5 million and $50 million, respectively. On November 11, 1998, the plaintiff dismissed the action, with prejudice, and the parties agreed to a release of all claims. In connection with the dismissal and release of claims the Company issued the plaintiff two separate warrants to purchase Common Stock. Under the first warrant, the plaintiff is entitled to purchase up to 750,000 shares of Common Stock at an exercise price of $4.00 per share, the closing bid price on November 10, 1998, and under the second warrant, the plaintiff is entitled to purchase up to 750,000 shares of Common Stock at an exercise price of $5.00 per share. Both of the warrants contain certain prohibitions against assignment and transfer to third parties as well as other terms and conditions. The fair value of the warrants and other costs related to the matter are included in other expenses in 1998.

Capital Lease Obligation
------------------------
In connection with certain divestitures completed in December 1997 (see note 4), the Company continues to guarantee a capital lease obligation. The Company is indemnified for this by the purchaser, and the purchaser is obligated to take all necessary steps to remove the Company as a guarantor. If the purchaser fails to pay the lease obligation, an event which the Company believes to be unlikely, management estimates that it could settle these obligations for approximately $429,000 at December 31, 1998. In the opinion of management, the ultimate disposition of these guarantees will not have a material adverse effect on the Company's consolidated financial condition, results of operations or future cash flows.

Lease Obligations
-----------------
The Company leases office space and certain equipment under operating lease arrangements.

Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year, as of December 31, 1998, are approximated as follows:

                     1999            $754,000
                     2000             727,000
                     2001             670,000
                     2002             392,000
                     2003             186,000
                     Thereafter        14,000

Rent expense during 1998, 1997, and 1996 was approximately $606,000, $755,000 and $781,000, respectively.

NOTE 17 - SUBSEQUENT EVENT
--------------------------

Private Placement
-----------------
On March 23, 1999, the Company closed a transaction for the sale of 2,250,000 shares of Common Stock to a total of six investors, including Pequot Funds and TLC, in exchange for the Company receiving $9 million in cash. In addition, the investors received a total of 225,000 warrants to purchase Common Stock at $5.125 each, the Common Stock closing price on March 22, 1999.