Form 10-K/A
period 1998-12-31
LASERSIGHT INC /DE
filed 1999-04-30
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                         Commission file number 0-19671

                             LASERSIGHT INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                                 65-0273162
        --------                                                 ----------
(State of incorporation)                                      (I.R.S. Employer
                                                             Identification No.)

 3300 University Blvd., Suite 140, Winter Park, Florida         32792
 ------------------------------------------------------         -----
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on April 29, 1999 was approximately $113,539,497. Shares of Common Stock held by each officer and director and by each person who has voting power of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Number  of shares of Common  Stock  outstanding  as of April 29,  1999:
15,506,135.

                                EXPLANATORY NOTE

         This filing amends certain information on the cover page and certain other previously-filed information contained in Items 10, 11, 12 and 13. No other items have been amended.

                                    PART III

Item 10.  Directors and Executive Officers

      The Company's executive officers and directors are set forth below. The terms of all incumbent directors expire at the Annual Meeting of the Company's stockholders on June 18, 1999 (the "Annual Meeting") or at such later time as their successors have been duly elected and qualified.

Name                            Age             Title             Director Since
----                            ---             -----             --------------
Michael R. Farris               39   President, Chief Executive         1995
                                       Officer and Director
Francis E. O'Donnell, Jr., M.D. 49   Chairman of the Board              1992
Thomas Quinn                    50   Director                           1994
Richard C. Lutzy                53   Director                           1995
J. Richard Crowley              43   President of LaserSight            1994
                                       Technologies, Chief Operating
                                       Officer and Director
David T. Pieroni                53   Director                           1996
Terry A. Fuller, Ph.D.          50   Director                           1997
Juliet Tammenoms Bakker         37   Director                           1998
Gary F. Jonas                   54   Director                           1998
Gregory L. Wilson               41   Chief Financial Officer             N/A

      Mr. Farris has been the Company's President and Chief Executive Officer since November 1995. He had previously been President and Chief Executive Officer of The Farris Group ("TFG") (which the Company acquired from Mr. Farris in February 1994) and predecessor consulting and search firms for more than 10 years.

      Dr. O'Donnell has been the Chairman of the Board of the Company since April 1993. He also was Chief Executive Officer of the Company from April 1993 to July 1993. He is the Medical Director of the O'Donnell Eye Institute, St. Louis, Missouri, which has performed photorefractive keratectomy procedures since 1989. He is Chairman and Chief Executive Officer of Per Ardua and BioKeys, privately-held biopharmaceutical companies. He was a member of Laser Skin Toner, L.L.C., a privately-held aesthetic laser company, until its sale in July 1998, and is a member of Sublase, L.L.C., a privately-held medical laser company. He is also a Clinical Professor of Ophthalmology at the St. Louis University School of Medicine and the founder and managing partner of the Hopkins Capital Group, L.L.C.

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

      Mr. Crowley has been President of LaserSight Technologies since October 1997, its Chief Operating Officer since June 1997 and the Company's Chief Operating Officer since October 1998. He had previously been the Chief Operating Officer and Chief Financial Officer of Clinical Diagnostic Systems, Inc., a medical diagnostic testing company, since 1991. From 1984 to 1991, he was President and Chief Financial Officer of Control Laser Corporation, a manufacturer of industrial lasers.

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

      Dr. Fuller has been President and Chief Executive Officer of Fuller Research Corporation, a privately-held producer of high-technology surgical devices, since March 1984. Since December 1998, he has also served as President and Chief Executive Officer of PhotoVision Pharmaceuticals, Inc., a development-stage biotechnology company. From December 1997 through its sale in July 1998, he served as President and Chief Executive Officer of Laser Skin Toner, L.L.C. From 1990 to January 1997, he was Chief Operating Officer and Executive Vice-President of Surgical Laser Technologies, Inc., a producer of laser systems for surgical use.

      Mr. Jonas has been the Executive Vice President, Strategic Growth for TLC The Laser Center Inc. since 1997. Prior to joining TLC in 1997, Mr. Jonas was a founder and Chief Executive Officer of 20/20 Laser Centers Inc. from 1993 to February 1997. From 1988 to 1993, Mr. Jonas served as the President and Chief Operating Officer of Earle Palmer Brown, an advertising agency in the United States. From 1975 to 1988, Mr. Jonas was the Chief Executive Officer of University Research Corporation, a health service consulting company.

      Ms. Tammenoms Bakker has been a Vice President of Pequot Capital Management, Inc., and a predecessor thereof, Dawson Samberg Capital Management, Inc., both private investment firms, since March 1997. Pequot is the investment manager of Pequot Equity Fund, L.P. Previously, Ms. Tammenoms Bakker had the following roles at Waste Management International in London and the U.S.:
Director of Strategic Planning, 1993-1994 and Director, Operations, 1994-1996.

      Mr. Wilson has been Chief Financial Officer of the Company since July 1994 and of its TFG subsidiary since 1993. From 1986 to 1993, he was a management consultant with Deloitte & Touche LLP, an international accounting and consulting firm.

Compliance With Section 16(a) of the Exchange Act
-------------------------------------------------

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of the outstanding Common Stock, to file reports of ownership and changes in ownership of such securities with the SEC. Officers, directors and over-10% beneficial owners are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, and/or written representations from certain reporting persons that no other reports were required, the Company believes that all
Section 16(a) filing requirements applicable to its officers, directors and over-10% beneficial owners during or with respect to the year ended December 31, 1998 were met.

Item 11.  Executive Compensation

     The following table sets forth summary information concerning the compensation paid or earned for services rendered to the Company in all capacities during 1996, 1997 and 1998 for (i) the Company's Chief Executive Officer ("CEO"), and (ii) each of the other executive officers of the Company serving at December 31, 1998 whose total annual salary and bonus for 1998 exceeded $100,000 (collectively, the "Named Executive Officers"). During such years, the Company did not make any grants of stock appreciation rights ("SARs") or restricted stock or any awards or payouts under any long-term incentive plan.

                           Summary Compensation Table

                                                                                            Long Term
                                                                                           Compensation
                                                      Annual Compensation                     Awards
                                                     -------------------                      ------
                                                                                 Other      Securities       All
                                                                                 Annual     Underlying      Other
                                                                                 Compen-     Options/    Compensation
    Name and Principal Position        Year      Salary ($)      Bonus ($)       sation      SARs(#)         ($)
    ---------------------------        ----     -----------      ---------      -------      -------         ---
Michael R. Farris                      1998       250,000         50,000           --        250,000          --
    President and CEO                  1997       250,000            --            --             --          --
                                       1996       250,000            --            --             --          --

J. Richard Crowley                     1998       154,800            --            --             --          --
    Chief Operating Officer (1)        1997        80,221            --            --         80,000          --

Gregory L. Wilson                      1998       155,400            --            --         25,000      13,192 (2)
    Chief Financial Officer            1997       150,000            --            --             --          --
                                       1996       120,000            --            --             --          --



     (1) Mr. Crowley joined the Company in June 1997 and has been President and Chief Operating Officer of LaserSight Technologies since that time and Chief Operating Officer of the Company since October 1998.

     (2) Consists of relocation allowance paid.

     The following table sets forth certain information concerning stock options granted to the Named Executive Officers during 1998. No SARs were granted during 1998.

                      Option/SAR Grants In Last Fiscal Year

                                Individual Grants
                                -----------------

                                                                                                    Potential Realizable
                                   Number of       % of Total                                         Value at Assumed
                                  Securities        Options/                                        Annual Rates of Stock
                                  Underlying          SARs                                         Price Appreciation for
                                   Options/        Granted to     Exercise or                             Option Term
                                     SARs         Employees in    Base Price     Expiration        ----------------------
              Name                Granted (#)     Fiscal Year       ($/Sh)           Date          5%($)            10%($)
              ----                -----------     -----------       ------           ----          -----            ------

  Michael R. Farris                 40,000            7.6%          $4.78         6/30/2003      $ 52,825       $  116,730
                                   210,000           47.3%           4.38        12/31/2006       438,662        1,050,672
  J. Richard Crowley                    --             --              --                --            --               --
  Gregory L. Wilson                 25,000            4.7%           2.41         4/16/2003        16,646           36,783

       The following table sets forth certain information relating to options held by the Named Executive Officers at December 31, 1998:

               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values


                                                                   Number of Securities
                                     Shares                       Underlying Unexercised      Value of Unexercised
                                  Acquired on        Value            Options/SARs at        In-the-Money Options/
                                  Exercise (#)   Realized($)(1)       Year-End(#)(1)       SARs at Year-End($)(1)(2)
                                                                       Exercisable/               Exercisable/
              Name                                                     Unexercisable             Unexercisable
              ----                                                     -------------             -------------
Michael R. Farris                     --              --               30,000/250,000               $0/108,750
J. Richard Crowley                    --              --               45,000/60,000             1,020/0
Gregory L. Wilson                     --              --               22,500/12,500            30,863/30,862

(1) No SARs have been issued by the Company.
(2) Based on the $4.875 closing price of the Common Stock on the Nasdaq National Market on December 31, 1998 when such price exceeds the exercise price for an option.

Compensation of Directors
-------------------------

      Each non-employee director receives a fee of $500 for each board or committee meeting attended. In addition, during 1998, each non-employee director was granted an option under the Company's Non-Employee Directors Stock Option Plan to purchase 15,000 shares of Common Stock and each committee chairman and the Chairman of Board was granted an additional option to purchase 5,000 shares. The exercise price of each such option on June 30, 1998, was $4.78 per share (100% of the market price of Common Stock on the date of grant). Directors who are also full-time employees of the Company received no additional cash compensation for services as directors.

Employment Agreements
---------------------

      In October 1998, the Company entered into a revised employment agreement with Mr. Farris, which the Company and Mr. Farris agreed to further amend in April 1999 (as amended, the "Employment Agreement"). The Employment Agreement provides for a three-year term, an annual base salary of $250,000, a total of 210,000 stock options granted in 1998 and 131,250 stock options granted in 1999. In addition, 58,750 stock options will be granted on June 18, 1999, the date of the Company's 1999 annual meeting, if the Company's shareholders approve an increase in the number of shares available in the Company's stock option plan.
The Employment Agreement also provides for opportunity for an annual cash performance bonus of up to 25% of base salary based upon specific objectives established by the Executive Compensation and Stock Option Committee, and an opportunity for an annual cash additional bonus in an aggregate amount of 20% of base salary if all or a portion of certain events or goals identified from time to time by the Executive Compensation and Stock Option Committee occur or are achieved. If the employment of Mr. Farris is terminated by the Company without "cause" or by him with "good reason" (as such terms are defined in the Employment Agreement), Mr. Farris would be entitled to all salary and other benefits under the Employment Agreement through the later of (i) the remaining term of the Agreement or (ii) one year after the date of his termination. The Employment Agreement includes non-compete and confidentiality covenants. The Compensation Committee reviews Mr. Farris' employment arrangements from time to time and may grant Mr. Farris additional stock options or otherwise modify his employment arrangements in the future based on those reviews.

Severance Arrangement
---------------------

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

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

      During 1998, the Compensation Committee consisted of Messrs. Quinn, Lutzy and Fuller until December, when it was revised to include Messrs. Jonas, Quinn, Lutzy and Ms. Bakker. None of the members of this committee were employees of the Company while serving on this committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information regarding the beneficial ownership, as of April 29, 1999, of the Company's voting securities which includes its Common Stock, Series C Convertible Participating Preferred Stock ("Series C Preferred Stock") and Series D Convertible Participating Preferred Stock ("Series C Preferred Stock") by (i) each person known to the Company to beneficially own 5% or more of any class of voting security, (ii) each director, and (iii) all officers and directors of the Company as a group. Unless otherwise indicated below, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their respective names. For purposes of the following table, each person's "beneficial ownership" of the Common Stock has been determined in accordance with the rules of the SEC.


                                                                   Class of Voting Securities
                                                                   --------------------------

                                                       Common Stock                                             Voting Authority
Name and Address of Beneficial Owner                   Ownership(1)   Series C Preferred   Series D Preferred    Ownership (8)
------------------------------------                  -------------   ------------------   ------------------    -------------

Directors, Nominees and Executive Officers

         Francis E. O'Donnell, Jr., M.D.             419,552 (2)(3)                    0                    0             419,552
                                                               2.7%                                                          2.1%
         Michael R. Farris                              546,000 (3)                    0                    0             546,000
                                                               3.5%                                                          2.8%
         J. Richard Crowley                              88,700 (3)                    0                    0              88,700
                                                                  *                                                             *
         Terry A. Fuller                                          0                    0                    0                   0
                                                                  *                                                             *
         Richard C. Lutzy                                38,000 (3)                    0                    0              38,000
                                                                  *                                                             *
         Thomas Quinn                                    41,050 (3)                    0                    0              41,050
                                                                  *                                                             *
         David T. Pieroni                               117,500 (3)                    0                    0             117,500
                                                                  *                                                             *
         Juliet Tammenoms Bakker                                  0                    0                    0                   0
                                                                  *                                                             *
         Gary F. Jonas                                            0                    0                    0                   0
                                                                  *                                                             *
         Gregory L. Wilson                               50,000 (3)                    0                    0              50,000
                                                                  *                                                             *
All directors,  nominees and  executives  officers
as a group (8 persons)                                1,300,802 (3)                    0                    0           1,300,802
                                                               8.1%                                                          6.5%

Other 5% Stockholders

         James W. Vaughan (4)                             1,110,225                    0                    0           1,110,225
         2470 Schuetz Road                                     7.2%                                                          5.7%
         Maryland Heights, Missouri 63043

         TLC The Laser Center, Inc.                     814,800 (5)        2,000,000 (6)                    0           2,814,800
         5600  Explorer Drive, Suite 301                       5.2%                 100%                                    14.4%
         Mississauga, Ontario
         Canada  L4W 4Y2

         Pequot Capital Management, Inc.                550,000 (5)                    0        2,000,000 (6)           2,550,000
         500 Nyala Farm Road                                   3.5%                                      100%               13.0%
         Westport, Connecticut  06880

         Michael A. Roth and Brian J. Stark             940,508 (7)                                                       940,508
         1500 West Market Street                               5.7%                    0                    0                4.7%
         Mequon, Wisconsin 53092

         Mercacorp Inc.                                   1,500,000                    0                    0           1,500,000
         c/o Ziegler, Ziegler & Altman LLP                     8.8%                                                          7.1%
         750 Lexington Avenue
         New York, New York 10022


         *   Less than 1%.

(1) Each number of shares of Common Stock shown as owned in this column assumes the exercise of all currently-exercisable options and warrants held by the applicable person or group. Each percentage shown in this column assumes the exercise of all such options and warrants by the applicable person or group, but assumes that no options, warrants held by any other persons are exercised or converted.

(2) Includes 262,274 shares held by the Irrevocable Trust No. 7 for the benefit of the Francis E. O'Donnell, Jr., M.D. Trust and 22,778 shares held by the Francis E. O'Donnell, Jr. Descendants Trust. Ms. Kathleen M. O'Donnell, the sister of Dr. O'Donnell, is trustee of both Trusts. Dr. O'Donnell disclaims beneficial ownership of such shares.

(3) Includes options to acquire shares of Common Stock which are now exercisable or will first become exercisable on or before June 28, 1999, as follows: Dr. O'Donnell (86,000); Mr. Farris (130,000); Mr. Crowley (80,000); Mr. Lutzy (30,000); Mr. Quinn (40,000); Mr. Pieroni (115,000);
     Mr. Wilson (35,000); and all directors and executive officers as a group (516,000).

(4)  Information derived from a beneficial owners report as of March 15, 1999.

(5) Represents the number of actual shares of Common Stock presently owned by such persons (based on written information supplied to the Company as of April 29, 1999), and (ii) such additional shares of Common Stock that would have been issuable if the indicated person had exercised all of its warrants at a price of $5.125 (50,000 each by TLC and Pequot).

(6) Each share of Series C Preferred Stock and Series D Preferred Stock is convertible into one share of Common Stock.

(7)  Information  derived from a Schedule  13G as of March 24, 1999.  Represents
     (i) the number of actual shares of Common Stock beneficially owned by Stark International (354,600 shares) and Shepherd Investments International, Ltd. (154,600 shares), both of which are partnerships of which both reporting persons are managing partners, and (ii) additional shares of Common Stock that would have been issuable if the indicated beneficial owners had exercised all of its warrants previously issued by the Company (Stark
     International 225,654 warrant shares and Shepherd Investments 205,654 warrant shares).

(8) On the basis of voting authority, as of April 29, 1999, a total of 19,506,135 shares of Common Stock would be outstanding. This amount is composed of (i) 15,506,135 shares of Common Stock outstanding as of April 29, 1999, (ii) 2,000,000 shares of Common Stock issuable upon the exercise of the Series C Preferred Stock, (iii) 2,000,000 shares of Common Stock issuable upon the exercise of the Series D Preferred Stock. Added to this total are the exercisable options and warrants held by the applicable person or group.

Item 13.  Certain Relations and Related Transactions
----------------------------------------------------

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

      Acquisition of TFG. Pursuant to a December 1995 amendment to the earnout provisions of the agreement pursuant to which the Company had acquired TFG from Mr. Farris in February 1994, the Company and Mr. Farris agreed that the earnout would be payable in shares of Common Stock in both January 1997 (based on TFG's annual performance during 1994, 1995, and 1996) and January 1999 (based on TFG's annual performance during 1997 and 1998). The 406,700 earnout shares which had been earned under the amended agreement for the three-year period ended December 31, 1996 were issued in April 1997. In view of TFG's losses in 1997 and 1998, no earnout shares were payable for those years.

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

      Fuller Agreement. In exchange for his consulting services on behalf of the Company with respect to the Company's patent portfolio, the Company granted Dr. Fuller an option to acquire 8,750 shares of Common Stock pursuant to the Company's Equity Incentive Plan at a price of $4.78, the Common Stock closing price on June 30, 1998.

      TLC Laser Sales. In June 1998, the Company sold three laser systems for a total of $900,000 to TLC. The Company received full payment for the systems sold in August 1998.

      TLC License Agreement. In October 1998, the Company entered into an agreement with a subsidiary of TLC that grants the Company an exclusive license under U.S. Patent No. 5,630,810 relating to a treatment method for preventing formation of central islands during laser surgery. Central islands are a problem generally associated with laser refractive surgery performed with broad beam laser systems used to ablate corneal tissue. The Company has agreed during the term of the patent license agreement to pay TLC 20% of the aggregate net royalties it receives in the future from licensing of the TLC patent and certain other patents owned by the Company.

      1999 Private Placement. In connection with the Company's March 1999 private placement transaction, TLC and Pequot Capital Management, Inc. each purchased 500,000 shares of Common Stock and received warrants to purchase 50,000 shares of Common Stock with an exercise price of $5.125 per share. Juliet Tammenoms Bakker, Vice President of Pequot Capital Management, Inc., and Gary F. Jonas, Executive Vice President, Strategic Growth of TLC, are members of the Company's Board of Directors.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LASERSIGHT INCORPORATED

Dated:   April 29, 1999           By: /s/ Michael R. Farris
                                      ------------------------------------------
                                      Michael R. Farris, President and
                                      Chief Executive Officer



Dated:   April 29, 1999           By: /s/ Gregory L. Wilson
                                      ------------------------------------------
                                      Gregory L. Wilson, Chief Financial Officer
                                      (Principal accounting officer)