Form 10-Q
period 1999-03-31
LASERSIGHT INC /DE
filed 1999-05-17
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[ X ] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the quarterly period ended March 31, 1999.

                                                         or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the Transition period from ___________ to
      ____________.


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

         The Number of shares of the registrant's Common Stock outstanding as of May 14, 1999 is 15,621,076.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

Except for the historical information contained herein, the discussion in this report contains forward-looking statements (within the meaning of Section 21E of the Exchange Act) that involve risks and uncertainties. LaserSight's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations Uncertainties and Other Issues" in this report and in LqserSight's Annual Report on Form 10-K for the year ended December 31, 1998. LaserSight undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect any future events or developments.

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998

                  Condensed Consolidated Statements of Operations for the Three Month Periods Ended March 31, 1999 and 1998

                  Condensed Consolidated Statements of Comprehensive Loss for the Three Month Periods Ended March 31, 1999 and 1998

                  Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 1999 and 1998

                  Notes to Condensed Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Management's Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of  Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                        March 31,        December 31,
                                                        ASSETS                            1999              1998
                                                                                      ---------------    -------------
CURRENT ASSETS                                                                          (Unaudited)
  Cash and cash equivalents                                                             $ 10,792,287       $4,437,718
  Accounts receivable - trade, net                                                         5,018,447        4,611,834
  Notes receivable - current portion, net                                                  4,327,675        4,805,831
  Inventories                                                                              9,410,778        8,517,636
  Deferred tax assets                                                                        167,712          184,997
  Other current assets                                                                       433,880          159,057
                                                                                        ------------     ------------
                                          TOTAL CURRENT ASSETS                            30,150,779       22,717,073

Restricted cash                                                                              194,000          194,000
Notes receivable, less current portion, net                                                2,714,940        2,880,358
Property and equipment, net                                                                1,758,061        1,502,339
Patents, net                                                                               4,272,930        4,432,428
Pre-market approval application, net                                                       3,436,198        3,663,466
Goodwill, net                                                                              6,421,706        6,552,863
Other assets, net                                                                          1,855,504        1,930,456
                                                                                        ------------     ------------
                                                                                        $ 50,804,118     $ 43,872,983
                                                                                        ============     ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                                      $  3,601,759       $2,220,045
  Capital lease obligations                                                                   45,527               --
  Accrued expenses                                                                         3,227,302        3,224,369
  Accrued commissions                                                                      1,038,464        1,451,180
  Income tax payable                                                                           9,239            9,239
  Deferred royalty revenue                                                                   866,297          937,602
                                                                                        ------------     ------------
                                     TOTAL CURRENT LIABILITIES                             8,788,588        7,842,435

Refundable deposits                                                                          194,000          194,000
Accrued expenses, less current portion                                                       874,429          642,880
Deferred royalty revenue, less current portion                                               333,333          433,333
Deferred income taxes                                                                        167,712          184,997
Long-term obligations                                                                        832,289          560,000
Commitments and contingencies

Stockholders' equity:
Convertible preferred stock:
   Series C - par value $.001 per share; authorized 2,000,000 shares; 2,000,000
     issued and outstanding at March 31, 1999 and December 31, 1998                            2,000            2,000
   Series D - par value $.001 per share; authorized 2,000,000 shares; 2,000,000
     issued and outstanding at March 31, 1999 and December 31, 1998                            2,000            2,000
Common stock - par value $.001 per share; authorized 40,000,000 shares;
   15,582,835 and 13,332,835 shares issued at March 31, 1999 and December
   31, 1998, respectively                                                                     15,583           13,333
Additional paid-in capital                                                                68,323,935       59,407,392
Stock subscription receivable                                                             (1,140,000)      (1,140,000)
Accumulated deficit                                                                      (27,068,667)     (23,748,303)
Less treasury stock, at cost; 140,200 common shares at March 31, 1999
   and December 31, 1998                                                                    (521,084)        (521,084)
                                                                                        ------------     ------------
                                                                                          39,613,767       34,015,338
                                                                                        ------------     ------------
                                                                                        $ 50,804,118     $ 43,872,983
                                                                                        ============     ============
   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended
                                                March 31,
                             ----------------------------------------------
                                    1999                       1998
                             --------------------       -------------------

REVENUES:
  PRODUCTS                       $ 4,401,215               $ 3,796,766
  ROYALTIES                          380,000                   247,917
  SERVICES                           107,083                   198,536
                                 -----------               -----------
                                   4,888,298                 4,243,219

COST OF REVENUE:
  PRODUCT COST                     2,032,378                 1,176,320
  COST OF SERVICES                    47,117                    87,356
                                 -----------               -----------

GROSS PROFIT                       2,808,803                 2,979,543

RESEARCH, DEVELOPMENT AND
 REGULATORY EXPENSES                 781,191                   817,556

OTHER GENERAL AND ADMINISTRATIVE
 EXPENSES                          3,666,221                 2,181,702
SELLING RELATED EXPENSES           1,103,435                   973,563
AMORTIZATION OF INTANGIBLES          634,071                   591,784
                                 -----------               -----------
                                   5,403,727                 3,747,049
                                 -----------               -----------

LOSS FROM OPERATIONS              (3,376,115)               (1,585,062)

OTHER INCOME AND EXPENSES
  Interest and dividend income       101,521                   114,856
  Interest expense                   (45,770)                 (396,521)
  Gain on sale of subsidiaries
   and securities                         --                   214,376
                                 -----------               -----------

NET LOSS BEFORE INCOME TAXES      (3,320,364)               (1,652,351)

INCOME TAX EXPENSE                        --                   311,156
                                 -----------               -----------

NET LOSS                          (3,320,364)               (1,963,507)


CONVERSION DISCOUNT ON
 PREFERRED STOCK                          --                   (25,372)

PREFERRED STOCK ACCRETION AND
 DIVIDEND REQUIREMENTS                    --                (1,098,121)

                                 -----------               -----------

LOSS ATTRIBUTABLE TO COMMON
 SHAREHOLDERS                    $(3,320,364)              $(3,087,000)
                                 ===========               ===========

LOSS PER COMMON SHARE
  Basic and Diluted:                  ($0.25)                   ($0.30)
                                 ===========               ===========

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING
  Basic and Diluted:              13,418,000                10,318,000
                                 ===========               ===========


   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)


                                           Three Months Ended
                                                March 31,
                             ----------------------------------------------
                                    1999                       1998
                             --------------------       -------------------

NET LOSS                         $(3,320,364)              $(1,963,507)


OTHER COMPREHENSIVE INCOME
  Reclassification adjustment
   for gains included in net
   loss (net of tax of $75,997)           --                  (123,995)

                                 -----------               -----------
 COMPREHENSIVE LOSS              $(3,320,364)              $(2,087,502)
                                 ===========               ===========



   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

                                                                 1999                 1998
                                                           ----------------     ----------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                   $(3,320,364)         $(1,963,507)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
  Gain on sale of subsidiaries and securities                         --             (214,376)
  Depreciation and amortization                                  824,948              975,289
  Warrants issued in conjunction with consulting agreement        68,793                   --
  Decrease (increase) in accounts and notes receivable           236,961          (2,057,289)
  Increase in inventories                                       (893,142)            (213,647)
  Increase (decrease) in accounts payable                      1,381,714            (534,809)
  Decrease in accrued expenses                                  (178,234)            (419,383)
  Income taxes                                                        --             (789,847)
  Increase (decrease) in deferred revenue                       (171,305)            1,133,334
  Other                                                         (301,019)             (54,539)
                                                             -----------          -----------

NET CASH USED IN OPERATING ACTIVITIES                         (2,351,648)          (4,138,774)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment, net                      (138,550)            (138,674)
  Proceeds from sale of investments                                   --            1,548,084
  Net proceeds from exclusive license of patents                      --            6,200,000
  Transfer to restricted cash account                                 --           (4,200,000)
  Proceeds from restricted cash account                               --            4,212,000
                                                             -----------          -----------
NET CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES                                                     (138,550)          7,621,410

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from common stock financing                         8,850,000                  --
  Repurchase of preferred stock                                       --          (4,212,000)
  Repayment of capital lease obligation                           (5,233)                 --
                                                             -----------          ----------
NET CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES                                                    8,844,767          (4,212,000)
                                                             -----------          ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               6,354,569            (729,364)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                          4,437,718            3,858,400
                                                             -----------          -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $10,792,287          $ 3,129,036
                                                             ===========          ===========


   See accompanying notes to the condensed consolidated financial statements.


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                Three Month Periods Ended March 31, 1999 and 1998


NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (LaserSight) as of March 31, 1999, and for the three months ended March 31, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the LaserSight's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

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

NOTE 3   INVENTORIES

         Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories at March 31, 1999 and December 31, 1998 are summarized as follows:

                                          March 31, 1999       December 31, 1998
                                          --------------       -----------------

         Raw materials                      $5,999,173             $5,226,146
         Work-in-process                     1,474,902              1,837,460
         Finished goods                      1,456,624              1,046,756
         Test equipment - clinical trials      480,079                407,274
                                            ----------             ----------
                                            $9,410,778             $8,517,636
                                            ==========             ==========

NOTE 4   CAPITAL LEASE

         During the quarter ended March 31, 1999, LaserSight entered into a capital lease agreement for equipment to be utilized at its blades manufacturing facility. All leases with an initial term greater that one year are accounted for under Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Leased property or equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the five year term of the lease. Assets under capital lease are capitalized using interest rates appropriate at the inception of the lease.

         Assets under capital lease are included in the consolidated balance sheets, as follows:

                                           March 31, 1999      December 31, 1998
                                          -----------------    -----------------

         Equipment                            $308,049             $      --
         Less accumulated amortization          10,268                    --
                                              --------             ---------
                                              $297,781             $      --
                                              ========             =========

NOTE 5   STOCKHOLDERS' EQUITY

         Private Placement

         On March 23, 1999, LaserSight closed a transaction for the sale of 2,250,000 shares of Common Stock to a total of six investors, including Pequot Capital Management, Inc. (Pequot) and TLC The Laser Center, Inc.
         (TLC), in exchange for LaserSight receiving $9 million in cash. In addition, the investors received a total of 225,000 warrants to purchase Common Stock at $5.125 each, the Common Stock closing price on March 22, 1999.

NOTE 6   SEGMENT INFORMATION

         The Company operates principally in three industries: technology related (laser equipment) products, patent services and health care services. Laser equipment operations involve the development, manufacture, and sale of ophthalmic lasers primarily for use in vision correction procedures. Patent services generally relate to LaserSight Patents, Inc., and primarily involves the revenues and expenses generated from the ownership of certain refractive laser procedure patents.

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

         The table below summarizes information about reported segments as of and for the three months ended March 31:


                                                                                        Depreciation
                                        Operating       Operating                           and            Capital
                                        Revenues      Profit (Loss)        Assets       Amortization    Expenditures
                                        ---------     ------------         -------      ------------    ------------
     1999
     Operating profit segments:
        Technology related            $ 4,401,215      $(2,905,917)    $ 29,597,655       $ 553,916        $ 138,550
        Patent services                   380,000           250,670       3,499,474         129,330               --
        Health care services              107,083         (129,769)       3,836,860          70,731               --
        General corporate                      --         (521,925)      10,897,919           1,797               --
        Developmental stage
         company - LaserSight
         Centers, Inc.                         --          (69,174)       2,972,210          69,174               --
                                      -----------      -----------     ------------       ---------        ---------
     Consolidated total               $ 4,888,298      $(3,376,115)    $ 50,804,118       $ 824,948        $ 138,550
                                      ===========      ===========     ============       =========         ========
     1998
     Operating profit segments:
        Technology related            $ 3,796,766       $ (892,266)    $ 22,190,831       $ 357,307        $ 121,812
        Patent services                   247,917           26,954        4,041,343         178,537               --
        Health care services              198,536         (206,303)       4,298,948          77,382           16,862
        General corporate                      --         (444,273)       9,735,571             687               --
        Developmental stage
         company - LaserSight
         Centers, Inc.                         --          (69,174)       3,237,967          69,174               --
                                      ------------    ------------     ------------       ---------        ---------
     Consolidated total               $ 4,243,219     $ (1,585,062)    $ 43,504,660       $ 683,087        $ 138,674
                                      ============    ============     ============       =========        =========

         Amortization of deferred financing costs and accretion of discount on note payable of $292,202 for the three months ended March 31, 1998 is included as interest expense in the accompanying condensed consolidated statement of operations

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues. The following tables presents LaserSight's net sales by major operating segments: technology products and services, patents and health care services for the three month periods ended March 31, 1999 and 1998.

                          For the Three Month            For the Three Month
                               Period Ended                 Period Ended
                              March 31, 1999               March 31, 1998
                          -------------------            -------------------

                          Revenue  % of Total            Revenue  % of Total

Technology             $4,401,215         90%         $3,796,766         89%
Patent services           380,000          8%            247,917          6%
Health care services      107,083          2%            198,536          5%
                       ----------        ----         ----------        ----

Total net sales        $4,888,298        100%         $4,243,219        100%
                       ===========       ====         ==========        ====



Net sales and revenues in the first quarter of 1999 were $4,888,298, compared to $4,243,219 (for an increase of $645,079 or 15%) over the comparable period in 1998. The improvement in technology related revenues is attributable to a 7% increase in the average system selling price, a higher level of system upgrade and miscellaneous part sales ($324,000) and revenues generated from LaserSight's aesthetic product line ($421,000) which was acquired in the second quarter of 1998. Thirteen laser systems were sold in the first quarter of 1999 compared to 14 during the first quarter of 1998.

Net revenue from patent services increased approximately $132,000 in the first quarter of 1999 from the comparable period in 1998 due to increased licensing fees.

Net revenue from health care services in the first quarter of 1999 was $107,083 compared to $198,536 (for a decrease of $91,453) over the comparable period in 1998. This decrease was primarily due to a reduction in consulting services provided and was accompanied by a $167,989 reduction in expenses over the first quarter 1998. Such revenue and expense decreases are primarily the result of staffing reductions during mid-1998 to more closely match their cost structure with anticipated revenues going forward.

Cost of Revenues; Gross Profits. The following tables present a comparative analysis of cost of revenues, gross profit and gross profit margins for the three month periods ended March 31, 1999 and 1998.

                        For the Three Month                  For the Three Month
                           Period Ended                          Period Ended
                          March 31, 1999     Percent Change     March 31, 1998
                        -------------------  --------------  -------------------

Product cost                $2,032,378            73%            $1,176,320
Cost of services                47,117           (46%)               87,356
Gross profit                 2,808,803            (6%)            2,979,543
Gross profit percentage            57%                                  70%

Products only:
 Gross profit                2,368,837           (10%)            2,620,446
 Gross profit percentage           54%                                  69%

Gross profit margins were 57% of net sales in the first quarter of 1999 compared to 70% for the comparable period in 1998. The gross profit margin percentage decrease was primarily due to higher raw material costs relating to the LaserScan LSX excimer laser system ($409,000), a higher level of manufacturing overhead ($215,000), resulting primarily from increases at LaserSight's Costa Rican manufacturing facility and an increase in LaserSight's inventory obsolescence reserve ($116,000).

Research, Development and Regulatory Expense. The following tables present a comparative analysis of research, development and regulatory expenses for the three month periods ended March 31, 1999 and 1998.

                        For the Three Month                  For the Three Month
                           Period Ended                         Period Ended
                          March 31, 1999     Percent Change    March 31, 1998
                        -------------------  --------------  -------------------

Research, development
   and regulatory           $  781,191            (4%)           $  817,556

As a percentage of
   technology revenues             18%                                  22%

Research, development and regulatory expenses for the first quarter of 1999 were $781,191, a decrease of $36,365 or 4% from such expenditures during the comparable period in 1998. LaserSight continued to develop its keratome systems, excimer laser systems and continued to pursue its protocols in its effort to attain FDA approval. As a result of a continuation of the efforts described plus the anticipated development of new product ideas, LaserSight expects research and development expenses during the remainder of 1999 to increase over levels incurred during the first quarter of 1999. Regulatory expenses may increase as a result of LaserSight's continued pursuit of FDA approval, protocols added during 1997 and 1998 related to the potential use of the Company's laser systems for treatment of glaucoma and LASIK and the possible development of additional future protocols for submission to the FDA.

Other General and Administrative Expenses. The following tables present a comparative analysis of other general and administrative expenses for the three month periods ended March 31, 1999 and 1998.

                        For the Three Month                  For the Three Month
                           Period Ended                         Period Ended
                          March 31, 1999     Percent Change    March 31, 1998
                        -------------------  --------------   ------------------

Other general and
    administrative          $ 3,666,221            68%           $ 2,181,702

As a percentage of
    total revenues                  75%                                  51%


Other general and administrative expenses for the first quarter of 1999 were $3,666,221, an increase of $1,484,519 or 68% from such expenditures during the comparable period in 1998. This increase was due to an increase in other general and administrative expenses incurred at LaserSight's technology subsidiary of approximately $1,654,000 from first quarter 1998 levels. These increases were incurred to fund the strategic initiatives of LaserSight and the development of its products and services. Such efforts included enhancements to the customer support, quality assurance, marketing, software development, manufacturing and engineering departments ($585,000), costs of the aesthetic laser product line acquired in April 1998 ($176,000), costs relating to developing LaserSight's blade manufacturing operation ($164,000), higher depreciation and lease costs (including the new blade manufacturing facility and larger office space) ($164,000), legal expenses ($131,000), salaries ($138,000), primarily resulting from staffing additions to the intellectual property, customer training, accounting, information systems and human resources departments and bad debt expense ($227,000), which represented a general increase in reserves. See "--Financial and Liquidity Risks--If Our Uncollectible Receivables Exceed Our Reserves We will Incur Additional Unanticipated Expenses". The total increase was partially offset by a reduction in other general and administrative expenses of The Farris Group ("TFG") ($128,000) from 1998 levels.

Selling Related Expenses. The following tables present a comparative analysis of selling related expenses for the three month periods ended March 31, 1999 and 1998.

                        For the Three Month                  For the Three Month
                           Period Ended                         Period Ended
                          March 31, 1999     Percent Change    March 31, 1998
                        -------------------  --------------  -------------------

Selling related expenses    $ 1,103,435             13%          $  973,563

As percentage of technology
   revenues                         25%                                  26%


Selling related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale.

Selling related expenses increased by $129,872 for the first quarter of 1999 compared to the comparable period in 1998. The primary reasons for this increase include a higher level of royalty fees ($110,000) resulting from a higher average system selling price and increased warranty estimates ($123,000) resulting from the increased level of LaserScan LSX system sales. These increases were partially offset by a lower level of laser system sales with an associated distributor commission ($145,000).

Amortization of Intangibles. The following tables present a comparative analysis of amortization costs as related to intangible assets for the three month periods ended March 31, 1999 and 1998.

                        For the Three Month                  For the Three Month
                           Period Ended                         Period Ended
                          March 31, 1999     Percent Chang     March 31, 1998
                        -------------------  --------------  -------------------

Amortization of
  intangibles               $   634,071           7%             $  591,784

Those items directly related to the amortization of intangible assets are acquired technology, acquired patents and goodwill. During the first quarter of 1999, costs relating to the amortization of intangible assets increased by $42,287 over the comparable period in 1998.

Loss From Operations. There was an operating loss of $3,376,115 in the first quarter of 1999 compared to an operating loss of $1,585,062 for the comparable period in 1998. The increase in the loss from operations is primarily due to the increase in other general and administrative expenses incurred by LaserSight's technology subsidiary from 1998 levels. This increase in the loss from operations was partially offset by an improvement in the operating gain generated by the patent services subsidiary and a reduction in the operating loss generated by TFG.

Other Income and Expense. Interest and dividend income was $101,521 in the first quarter of 1999 compared to interest and dividend income of $114,856 for the comparable period in 1998. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense incurred was $45,770 in the first quarter of 1999 compared to interest expense of $396,521 for the comparable period in 1998. Interest expense incurred during the first quarter 1999 related primarily to an adjustment to the fair value of the warrants issued to Foothill Capital Corporation (Foothill). Interest expense incurred by LaserSight during the three month period ended March 31, 1998, related primarily to the credit facility established with Foothill on April 1, 1997 and repaid in full in June 1998. In addition to interest paid on the outstanding note payable balance, interest expense includes the amortization of deferred financing costs, the accretion of the discount on the note payable, and fees associated with amendments to the original loan agreement. During the first three months of 1998, LaserSight recognized gains on the sale of subsidiaries and securities of $214,376 resulting from the sale of marketable equity securities received in December 1997 in exchange for the sale of two health care subsidiaries.

Income Taxes. For the three months ended March 31, 1999, LaserSight had no income tax expense compared to $311,156 in the first quarter of 1998. The 1998 provision for income taxes was primarily the result of $1,200,000 in royalties received for the license of certain patents, the income from which was deferred for accounting purposes.

Net Loss. Net loss for the first quarter of 1999 was $3,320,364 compared to a net loss of $1,963,507 for the comparable period in 1998. The increase in net loss for the first quarter of 1999 can be attributed to the increase in other general and administrative expenses generated at LaserSight's technology subsidiary.

Loss Attributable to Common Shareholders. For the three months ended March 31, 1998, LaserSight's loss attributable to common shareholders was impacted by the following events: premiums paid on the repurchase of shares of Series B Preferred Stock ($702,000), accretion of the financing costs related to such shares ($396,121) and the value of the conversion discount on Series B Preferred Stock ($25,372).

Loss Per Share. Loss per basic and diluted share decreased to ($0.25) for the first quarter of 1999 compared to ($0.30) for the comparable period in 1998. Of the basic and diluted losses per share for the three month period ended March 31, 1998, ($0.11), was a result of the value of the conversion discount on preferred stock in accordance with EITF Topic D-60 and accretion and dividend requirements on the Series B Preferred Stock. The weighted average shares of Common Stock outstanding increased primarily due to the conversion of Series B Preferred stock, acquisition activity, the exercise of options and warrants and the private placement completed in March 1999.

Liquidity and Capital Resources.

Working Capital. Working capital increased $6,487,553 from $14,874,638 at December 31, 1998 to $21,362,191 as of March 31, 1999. This increase in working capital resulted primarily from the March 1999 private placement of common stock and increases in accounts receivable and inventory offset by increases in accounts payable.

Sources and Uses of Funds. Operating activities used net cash of $2,351,648 during the first three months of 1999, compared to $4,138,774 of net cash used during the comparable period in 1998. This improvement is primarily the result of a decrease in accounts and notes receivable ($237,000) (primarily resulting from more favorable sales terms being obtained on the sale of our LaserScan LSX excimer laser system), and an increase in accounts payable levels ($1,382,000), partially offset by the larger first quarter net loss in 1999 of approximately $3,320,000, higher inventory levels ($893,000) and a decrease in deferred revenues ($171,000).

Net cash used in investing activities during the first three months of 1999 was $138,550 compared to $7,621,410 of net cash provided by investing activities over the comparable period in 1998. Net cash used in investing activities during the first three months of 1999 can be attributed to the purchase of furniture, equipment and leasehold improvements ($139,000). Net cash provided by investing activities during the first quarter of 1998 can be primarily attributed to proceeds generated from the licensing of patents ($6,200,000) and from the sale of investments ($1,548,000), partially offset by the purchase of furniture, equipment and leasehold improvements ($139,000).

Net cash provided from financing activities was $8,844,767 during the first three months of 1999, compared to $4,212,000 in net cash used in financing activities over the comparable period in 1998. Net cash provided from financing activities during the first quarter of 1999 resulted from the issuance of common stock in a private placement ($8,850,000). The proceeds from the private placement were partially offset by payments made on a capital lease obligation ($5,000). Net cash used in financing activities during the first quarter of 1998 consisted of the repurchase of Series B Preferred Stock ($4,212,000).

With our $9 million financing that closed in March 1999, we believe that our balances of cash and cash equivalents, together with our cash flows from operations, should be sufficient to fund our anticipated working capital requirements for the next 12 months in accordance with our current business plan. Our belief regarding future working capital requirements is based on various factors and assumptions including the anticipated timely entry into the international marketplace with keratome related products during the second quarter of 1999 and the U.S. market with both our keratome related products in the second quarter of 1999 and LaserScan LSX excimer laser system late in 1999, the anticipated timely collection of receivables including faster anticipated collections and the lack of extended payment terms on keratome related products, and the absence of unanticipated product development costs. These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. If we do not collect a material portion of current receivables in a timely manner, experience significant further delays in the shipment of our UniShaperTM Single-Use Keratome product or in the FDA clearance and entry into the U.S. market of our LaserScan LSX excimer laser system, or experience less market demand for our products than we anticipate, our liquidity could be materially and adversely affected.

      Similarly, our long-term liquidity will be dependent on the successful entrance into the U.S. market with our laser systems and/or our keratome systems, and our success in collecting our receivables on a timely basis. We cannot assure you that we will not seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. We currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available in the future to the extent required or that, if available, it will be on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the terms of the new securities could have rights, preferences and privileges senior to those of our Common Stock. If we raise additional funds through debt financing, the terms of the debt could require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest and may render us more vulnerable to competitive pressures and economic downturns.

      We expect cash flow from operations to show improvement during 1999 as a result of the expected shipment of the LaserScan LSX excimer laser system and UniShaper single use keratome. However, we expect to incur a loss and a deficit in cash flow from operations for the second quarter of 1999. There can be no assurance that we can regain or sustain profitability or positive operating cash flow in any subsequent fiscal period. We may from time to time reassess our credit policies and the terms we make available to individual customers. There can be no assurance as to the terms or amount of third-party financing, if any, that our customers may obtain in the future. We are placing greater emphasis on the terms and collection timing of future sales.

      We expect to begin commercial shipment of our keratome products, increase the level of manufacturing and distribution of our laser systems and to continue a variety of research and development activities on our excimer and solid-state laser systems over the next twelve months and it is anticipated that such keratome, research and development and regulatory efforts in the U.S. will be the most significant technology related expenses in the foreseeable future.

      LaserSight is receptive to joint venture discussions with compatible companies for the further development of international markets for our products. We have no present commitments for joint venture relationships, and no assurance can be given that any such relationships will be secured on terms satisfactory to us.

Risk Factors and Uncertainties

The business, results or operations and financial condition of LaserSight and the market price of it's Common Stock may be adversely affected by a variety of factors, including the factors listed below:

Industry and Competition Risks

      WE MAY ENCOUNTER DIFFICULTIES COMPETING IN THE HIGHLY COMPETITIVE VISION CORRECTION INDUSTRY. The vision correction industry is subject to intense, increasing competition, and we do not know if we will be able to compete successfully against our current and future competitors. Many of our competitors have existing products and distribution systems in the marketplace and are substantially larger, better financed, and better known. Two of our principal competitors, Summit Technology, Inc. and Autonomous Technology Corporation, recently merged. The market presence, technology base and distribution capabilities of the combined entities will be substantial. Further, the merger provides Autonomous with licenses to use certain patents owned by Visx, Inc.

      MANY OF OUR COMPETITORS HAVE RECEIVED BROADER REGULATORY APPROVALS AND ARE CURRENTLY MARKETING COMPETING PRODUCTS WHICH MAY PREVENT US FROM MARKETING OUR PRODUCTS ONCE WE RECEIVE REGULATORY APPROVAL. We have not yet received the Good Manufacturing Practices ("GMP") clearance from the FDA that is required for the commercial sale of our LaserScan LSX excimer laser system. Based on the current status of development efforts, we believe that it is reasonable to expect such FDA clearance in the next four to seven months. However, we cannot be certain as to the receipt or the timing of receipt of such clearance. A number of lasers manufactured by other companies have either received, or are in the process of receiving, FDA approval for specific procedures, and, accordingly, may have or develop a higher level of acceptance in some markets than our lasers. In addition to laser systems of Summit Technology, Inc., Visx, Inc. and others already approved for commercial sale in the U.S., Nidek Co., Ltd. obtained FDA approval of its EC-5000 excimer laser system in December 1998. Other manufacturers, including Bausch & Lomb, are expected to obtain approval during 1999, giving them the right to market their systems commercially in the U.S. The established market presence in the U.S. of previously-approved laser systems, as well as the entry of new competitors into the market upon receipt of regulatory approvals, could impede our ability to successfully introduce our LaserScan LSX excimer laser system and have a material adverse effect on our business, financial condition and results of operations.

      We have developed both a single use, disposable keratome product, the UniShaper, formerly known as the AoDoKTM, and a multiple use durable keratome product, the UltraShaperTM. The keratome is a surgical instrument used during LASIK procedures to produce a corneal flap for this procedure. Based on reports of industry analysts and our observations, we believe that during 1998, LASIK captured a majority of refractive laser surgery cases and has emerged as the surgeon's and patient's choice for laser refractive surgery both in the U.S. and internationally. We believe there are five main competitors in the keratome business, all of whom have received FDA clearance for and are marketing their keratomes in the U.S. and elsewhere. FDA clearance for keratome systems is significantly simpler than the approval process for laser systems and generally takes 90 days or less. We have received FDA clearance on the UniShaper and expect clearance on the UltraShaper within the next 30 to 60 days. The use of our keratome products is not required to perform LASIK procedures.

      NEW PRODUCTS OR TECHNOLOGIES COULD ERODE DEMAND FOR OUR PRODUCTS OR MAKE THEM OBSOLETE. In addition to competing with eyeglasses, contact lenses and radial keratotomy, excimer laser vision correction competes or may compete with newer technologies such as intraocular lenses, corneal rings and surgical techniques using different types of lasers. To date, we have not been materially affected by the introduction of new or advanced technologies in the laser vision correction industry. Two products that may become competitive within the next one to three years are intraocular lenses and corneal rings. Both of these procedures involve lens implants that require an invasive surgical procedure, unlike an excimer laser, and their ultimate market acceptance is unknown at this time. To the extent that any of these or other new technologies are perceived to be clinically superior or economically more attractive than excimer laser vision correction, they could erode demand for our excimer laser products, cause a reduction in selling prices of such products or render such products obsolete. In addition, if one or more competing technologies achieve broader market acceptance or render our PRK and LASIK laser procedures obsolete, it could have a material adverse effect on our business, financial condition and results of operations.

      While we do not anticipate that additional technical difficulties will arise that would further delay or prevent the successful development, introduction and marketing of the UniShaper, we cannot be certain that new difficulties will not arise. Unanticipated logistical issues, such as the manufacturer's failure to meet expected production goals, may arise which could further delay the commercialization of the product. As is typical in the case of new and rapidly evolving industries, demand and market for recently-introduced technology and products is uncertain, and we cannot be certain that our UniShaper single use product or future new products and enhancements will be accepted in the marketplace. In addition, announcements of new products, whether for sale in the near future or at some later date, may cause customers to defer purchasing our existing products.

      BECAUSE THE SALE OF OUR PRODUCTS IS DEPENDENT ON MARKET ACCEPTANCE, THE LACK OF BROAD MARKET ACCEPTANCE OF LASER-BASED EYE TREATMENT WILL HAVE AN ADVERSE EFFECT ON BUSINESS. We believe that whether we achieve profitability and growth will depend, in part, upon broad acceptance of PRK or LASIK in the U.S. and other countries. We cannot be certain that PRK or LASIK will be accepted by either the ophthalmologists or the public as an alternative to existing methods of treating refractive vision disorders. The acceptance of PRK and LASIK may be adversely affected by:

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

Financial and Liquidity Risks

      WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND OPERATING CASH FLOW DEFICITS AND WE EXPECT THAT OPERATING CASH FLOW DEFICITS WILL CONTINUE THROUGH AT LEAST THE SECOND QUARTER OF 1999. We experienced significant net losses and deficits in cash flow from operations for the three month period ended March 31, 1999, and the fiscal years ended December 31, 1998 and 1997, as set forth in the following table. We cannot be certain that we will be able to regain or sustain profitability or positive operating cash flow.

                        Three Month Period
                          Ended March 31,    Years Ended December 31,
                               1999           1998              1997
                               ----           ----              ----
Net Loss                   $3.3 million   $11.9 million      $7.3 million
Deficit in Cash Flow
 from Operations           $2.4 million   $14.3 million      $4.4 million

      As of March 31, 1999, we had an accumulated deficit of $27.1 million. We expect to report a loss and deficit in cash flow from operations for the second quarter of 1999.

      IF OUR UNCOLLECTIBLE RECEIVABLES EXCEED OUR RESERVES WE WILL INCUR ADDITIONAL UNANTICIPATED EXPENSES. Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $2.8 million at March 31, 1999, will be sufficient to cover the amount of our actual write-offs over time. At March 31, 1999, our trade accounts and notes receivable totaled approximately $12.1 and accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, totaled approximately $1.8. Actual write-offs that materially exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. Total expense relating to uncollectible accounts during the first quarter of 1999 was approximately $0.3 million. Our total expense related to uncollectible accounts increased $1.9 million in 1997 to approximately $2.3 million, related to accounts that were determined to be uncollectible largely as a result of the customers' inability to sustain surgery volumes necessary to support the system, the risks inherent in international sales and additional reserves for uncollectible accounts. Such expense decreased to approximately $1.2 million in 1998, reflecting our subsequent focus on customers who have historically had more significant refractive surgery practices, generally improved terms of sales in 1998 and additional history upon which to estimate levels of reserves. No accounts were written off during the first quarter of 1999. Actual accounts written off during 1998 and 1997 were $0.5 million and $1.8 million, respectively. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customer's ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers. Approximately 93% of our net receivables at March 31, 1999 related to international accounts.

      Our agreements with our customers typically provide that the contracts are governed by Florida law. We have not determined whether or to what extent courts or administrative agencies located in foreign countries would enforce our right to collect such receivables or to recover laser systems from customers in the event of a customer's payment default. When a customer is not paying according to established terms, we attempt to communicate and understand the underlying causes and work with the customer to resolve any issues we can control or influence. In most cases, we have been able to resolve the customer's issues and continue to collect our receivable, whether on the original schedule or under restructured terms. If such issues are not resolved, we evaluate our legal and other alternatives based on existing facts and circumstances. In most such cases, we have concluded that the account should be written off as uncollectible. We have generally been successful in recovering the laser systems in such cases.

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

      IF WE EXPERIENCE DIFFICULTY COLLECTING RESTRUCTURED RECEIVABLES WITH EXTENDED PAYMENT TERMS, WE MAY EXPERIENCE LIQUIDITY PROBLEMS. At March 31, 1999, we had extended the original payment terms of laser customer accounts totaling approximately $1,989,000, by periods ranging from 12 to 48 months. Such restructured receivables represent approximately 13 percent of our gross receivables as of March 31, 1999. Our liquidity and operating cash flow would be adversely affected if additional extensions become necessary in the future. In addition, it may be more difficult to collect laser system receivables if the payment schedule extends beyond the expected or actual economic life of the system, which we estimate to be approximately five to seven years. To date, we do not believe any payment schedules extend beyond the economic life of the applicable systems.

      WE WILL EXPERIENCE LIQUIDITY PROBLEMS IF, AS IN THE PAST, WE ARE UNABLE TO COLLECT OUR RECEIVABLES IN A TIMELY MANNER AND ADDITIONAL FINANCING MIGHT NOT BE AVAILABLE IF WE NEED IT. During the three month period ended March 31, 1999, and the year ended December 31, 1998, we experienced $2.4 million and $14.3 million in deficits in cash flow from operations, respectively. We expect that any improvements in cash flow from operations will depend on, among other things, our ability to market, produce and sell our new LaserScan LSX laser systems in larger quantities and our ability to market, produce and sell our UniShaper single use keratome product on a commercial basis. During the first quarter of 1999 and the fourth quarter of 1998, LaserScan LSX laser system sales accounted for the majority of laser systems sold, and we expect sales of our LaserScan LSX laser system to make a more significant contribution to our operating results in the future. Because we are still in the process of completing the clinical validation of our UniShaper single use keratome product, we do not believe that regular commercial shipments of that product will begin until the second quarter of 1999.

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

      Similarly, our long-term liquidity will be dependent on the successful entrance into the U.S. market with our laser systems and/or our keratome systems, and our success in collecting our receivables on a timely basis. We cannot be certain that we will not seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. We currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available in the future to the extent required or that, if available, it will be on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the terms of the new securities could have rights, preferences and privileges senior to those of our common stock. If we raise additional funds through debt financing, the terms of the debt could require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest and may render us more vulnerable to competitive pressures and economic downturns.

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

      THE SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND DILUTIVE STOCK ISSUANCES MAY ADVERSELY AFFECT OUR STOCK PRICE. Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. As of May 14, 1999, of LaserSight's 15,621,076 shares of common stock outstanding, approximately 13.1 million shares were freely tradable without restriction or further registration under the Securities Act, except to the extent such shares are held by "affiliates" of LaserSight as that term is defined in Rule 144 under Securities Act or subject only to the satisfaction of a prospectus delivery requirement. Shares included in the March 1999 private placement will be freely tradable on a similar basis once a registration statement covering such shares is filed and declared effective.

      Shares of common stock which LaserSight may issue in connection with future acquisitions or financings or pursuant to outstanding warrants or agreements could also adversely affect the market price of our common stock and cause significant dilution in our earnings per share and net book value per share.

      o We may be required to issue more than 3.5 million additional shares of common stock upon the exercise of outstanding warrants and to satisfy certain contingent contractual obligations.

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

      CERTAIN ANTI-TAKEOVER MEASURES MAY HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE AND MAY ALSO DISCOURAGE TAKEOVERS THAT MIGHT BE BENEFICIAL TO STOCKHOLDERS. Certain provisions of our certificate of incorporation, by-laws and Delaware law could delay or frustrate the removal of incumbent directors, discourage potential acquisition proposals and delay, defer or prevent a change in control of LaserSight, even if such events could be beneficial, in the short term, to the interests of our stockholders. For example, our certificate of incorporation allows us to issue preferred stock with rights senior to those of the common stock without stockholder action. LaserSight also is subject to provisions of Delaware corporation law that prohibit a publicly-held Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation's common stock (an "interested stockholder") for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. We also have adopted a stockholder rights agreement and declared a dividend distribution of one preferred share purchase right ("Right") on each outstanding share of common stock. The Rights would cause substantial dilution to a person or group that attempts to acquire 15% or more of our common stock on terms not approved by our Board of Directors.

Company and Business Risks

      THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS. Our ability to maintain our competitive position depends in part upon the continued contributions of our executive officers and other key employees, especially Michael R. Farris, our President and Chief Executive Officer, and J. Richard Crowley, the President and Chief Operating Officer of our LaserSight Technologies subsidiary. A loss of one or more such officers or key employees, especially of Mr. Farris or Mr. Crowley, could have a material adverse effect on our business. We do not carry "key man" insurance on Mr. Farris, Mr. Crowley or any other officers or key employees.

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

      o IT Systems. Our IT systems are microcomputer-based and consist of standard software purchased from outside vendors. All software is being identified and assessed to determine the extent of modification required in order to be Y2K compliant. We believe that all software will be made Y2K compliant before the end of June 1999 through vendor-provided updates or replacement with other Y2K compliant hardware and software. We, as has been planned for some time, are also replacing our financial and accounting software, and expect to have the majority of such new software implemented in the second quarter of 1999. The vendors of our financial and accounting software have represented to us that the software is Y2K compliant. Our IT inventory related to Y2K compliance is substantially complete, the remediation assessment of problem areas is substantially complete, and testing, including validation of compliance, is substantially complete.


      o Non-IT Systems. For our Non-IT systems, we have identified third parties with which we have a significant relationship that, in the event of a Y2K failure, could have a material impact on our business, financial condition or results of operations. The third parties include utility suppliers, material and supply vendors, communication vendors and our significant distributors. Some of these relationships, especially those associated with certain suppliers, are material to us and a Y2K failure by one or more of these parties could have a material adverse effect on our business, financial condition and results of operations. We are corresponding with these business partners and service providers to assess their ability to support our operations with respect to each of their Y2K issues. The issues that are identified as part of this process are being prioritized in order of significance to our operations and we will take corrective action as appropriate. We have contacted all of our significant vendors, business partners and service providers. Over 95% have responded to date, and we are continuing to assess their responses.

      o Products. We are not aware of any Y2K problems with our current production model, the LaserScan LSX excimer laser system, as all applicable components and the software have been validated and tested. Older models, generally manufactured in the first half of 1998 and earlier, may require upgraded software and/or hardware. We are taking steps to promptly notify affected users and, except for those users under warranty or service contract, offer such upgrades at additional cost to the user. Such upgrades are currently available and, in addition to resolving potential Y2K problems, also provide for more efficient system performance.

      We intend to develop contingency plans for Y2K issues which, if not timely resolved, could have a significant impact on our operations. These plans will be designed to minimize the impact of failure to achieve Y2K compliance. Such contingency plans are substantially complete although we will continue to monitor our plans as a result of future events and circumstances.

      We estimate the costs to address Y2K issues will total $150,000, of which approximately $70,000 has been incurred to date. Such costs will be expensed as incurred, and will exclude the costs of our new financial and accounting software. Y2K compliance related costs are estimated to be 50% of our total IT expense budget through the end of 1999. No material IT projects are expected to be delayed. The costs and time necessary to complete the Y2K modification and testing processes are based on our best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. Our Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Y2K readiness program described above are subject to change.

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

      GOVERNMENT REGULATION AND REGULATORY DECISIONS MAY RESTRICT OR DELAY THE MANUFACTURE AND MARKETING OF OUR PRODUCTS. Our laser products are subject to strict governmental regulations which materially affect our ability to manufacture and market these products and directly impact our overall prospects. All laser devices marketed in interstate commerce are subject to the laser regulations required by the Radiation Control for Health and Safety Act, as administered by the FDA. The regulations impose design and performance standards, labeling and reporting requirements, and submission conditions in advance of marketing for all medical laser products. Our ophthalmic laser systems produced for medical use require Pre-Market Approval ("PMA") by the FDA before we can ship our laser systems for use in the U.S. Each separate medical device requires a separate FDA submission, and specific protocols have to be submitted to the FDA for each claim made for each medical device.

      Since we received notification from the FDA that our PMA for PRK treatment of nearsightedness had been accepted for filing in May 1998, the FDA has requested additional information to which we have responded. Informal communication continues on a regular basis. We underwent an FDA audit of the clinical research portion of the PMA application in March 1999, completing that portion of the inspection process. If and when our ophthalmic laser systems receive PMA by the FDA, we will be required to obtain GMP clearance with respect to our manufacturing facilities, the final step of the approval process, which is expected in summer 1999. These regulations impose certain procedural and documentation requirements with respect to our manufacturing and quality assurance activities. Our facilities will be subject to inspections by the FDA, and if any material noncompliance with GMP guidelines is noted during facility inspections, the marketing of our laser products may be adversely affected. In addition, if any of our suppliers of significant components or sub-assemblies cannot meet our specification requirements, we could be delayed in producing commercial systems for the U.S. market.

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

      Laser products marketed in foreign countries are often subject to local laws governing health product development processes, which may impose additional costs for overseas product development. In particular, all member countries of the European Economic Union ("EU") require CE Mark certification of compliance with the EU medical directives as the standard for regulatory approval for sale of laser systems in EU member countries. Both of our LaserScan LSX and LaserScan 2000 laser systems have received CE Mark certification, the former of which was received in September 1998.

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

      PATENT INFRINGEMENT ALLEGATIONS MAY IMPAIR OUR ABILITY TO MANUFACTURE AND MARKET OUR PRODUCTS. There are a number of U.S. and foreign patents covering methods and apparatus for performing corneal surgery that we do not own or have the right to use. If we were found to infringe a patent in a particular market, LaserSight and its customers may be enjoined from making, using and selling that product in the market and be liable for damages for any past infringement of such rights. In order to continue using such rights, we would be required to obtain a license, which may require us to make royalty, per procedure or other fee payments. We cannot be certain if we or our customers will be successful in securing licenses, or that if we obtain licenses, such licenses will be on acceptable terms. Alternatively, we might be required to redesign the infringing aspects of these products. Any redesign efforts that we undertake could be expensive and might require regulatory review. Furthermore, the redesign efforts could delay the reintroduction of these products into certain markets, or may be so significant as to be impractical. If redesign efforts were impractical, we could be prevented from manufacturing and selling the infringing products, which would have a material adverse effect on our business, financial and results of operations.

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

      REQUIRED MINIMUM PAYMENTS UNDER OUR UNISHAPER LICENSE AGREEMENT MAY EXCEED OUR GROSS PROFITS FROM SALES OF OUR UNISHAPER PRODUCT. In addition to the risk that the UniShaper single use keratome will not be accepted in the marketplace, we are required to make certain minimum payments to the licensors under our UniShaper single use keratome limited exclusive license agreement. Under the agreement, we are required to pay a total of $300,000 in two equal installments due six and 12 months after the date of our receipt of completed limited production molds and to provide an excimer laser. We provided the laser during the quarter ended June 30, 1998, and we expect to accept and receive such molds once we determine that the product is ready to be commercially shipped. We currently anticipate regular commercial shipments to commence in the second quarter of 1999. In addition, commencing seven months after such date, we will be required to make royalty payments equal to 50% of our defined gross profits from UniShaper single use keratome sales, with a minimum royalty of $400,000 per calendar quarter for a period of eight quarters.

      WE ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES. Our international sales accounted for 83% and 87% of our total revenues during the first quarter ended March 31, 1999, and the year ended December 31, 1998, respectively. We expect sales to international accounts will continue to represent a comparable percentage of our total sales unless and until our systems are cleared for commercial distribution in the U.S., or with respect to those products that do not require regulatory approval, otherwise enter the U.S. market. The majority of our international sales for the first quarter ended March 31, 1999, were to Canada, Italy and Spain and for the year ended December 31, 1998, were to customers in Canada, China, Brazil, Mexico, Italy, Argentina, South Africa and Turkey. Our business, financial condition and international results of operations may be adversely affected by present economic instability in Brazil and the impact of that instability on other South American countries, future economic instability in other countries in which we have sold or may sell, increases in duty rates, difficulties in obtaining export licenses, ability to maintain or increase prices, and competition. In addition, international sales may be limited or disrupted by:

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

Acquisition Risks

      PAST AND POSSIBLE FUTURE ACQUISITIONS THAT ARE NOT SUCCESSFULLY INTEGRATED WITH OUR EXISTING OPERATIONS MAY ADVERSELY AFFECT OUR BUSINESS. We have made several significant acquisitions since 1994, including TFG in 1994, Photomed in 1997 and 1998, IBM Patents in August 1997 and our acquisition of certain assets of SEO Medical in April 1998. Although we are currently focusing on our existing operations, we may in the future selectively pursue strategic acquisitions of, investments in, or enter into joint ventures or other strategic alliances with, companies whose business or technology complement our business. We may not be able to identify suitable candidates to acquire or enter into joint ventures or other arrangements with or we may not be able to obtain financing on satisfactory terms for such activities. In addition, with respect to our recent acquisitions as well as any future transactions, we could have difficulty assimilating the personnel, technology and operations of the acquired company, which would prevent us from realizing expected synergies, and may incur unanticipated liabilities and contingencies. This could disrupt our ongoing business and distract our management and other resources. We cannot be certain that we would succeed in overcoming these risks or any other problems in connection with any acquisitions we may make or joint ventures or arrangements we may enter into.

      AMORTIZATION AND CHARGES RELATING TO OUR SIGNIFICANT INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR STOCK PRICE AND REPORTED NET INCOME OR LOSS. Goodwill is an intangible asset that represents the difference between the total purchase price of the acquisitions and the amount of such purchase price allocated to the fair value of the net assets acquired. Goodwill and other intangible assets are amortized over a period of time, with the amount amortized in a particular period constituting a non-cash expense that reduces our net income or increases our net loss. Of our total assets at March 31, 1999, approximately $15.6 million, or 31%, were intangible assets. The following table presents an overview of our significant intangible assets and goodwill at March 31, 1999:

                         Value of Assets
                        at March 31, 1999      Amortization Period
                        -----------------      -------------------
    Goodwill              $6.4 million             12-20 years
    Cost of Patents       $4.2 million              8-17 years
    Acquired Licenses
     and Technology       $5.0 million           31 months-12 years

      A reduction in net income resulting from the amortization of goodwill and other intangible assets may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale or liquidation of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

      In accordance with SFAS 121, we review intangible assets for impairment whenever events or changes in circumstances, including a history of operating or cash flow losses, indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible asset is impaired, a noncash impairment charge would be recognized. We continue to assess the current results and future prospects of TFG in view of the substantial reduction in the subsidiary's operating results in 1996 and 1997. TFG's operating results have improved in 1998 when compared to 1996 and 1997. If TFG is unsuccessful in continuing to improve its financial performance, some or all of the carrying amount of goodwill recorded, approximately $3.7 million at March 31, 1999, may be subject to an impairment adjustment.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      LaserSight believes that its exposure to market risk for changes in interest and currency rates is not significant. LaserSight's investments are limited to highly liquid instruments with maturities of three months or less. At March 31, 1999, LaserSight had approximately $7 million of short-term investments classified as cash and equivalents. All of LaserSight's transactions with international customers and suppliers are denominated in U.S. dollars.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Certain legal proceedings against LaserSight are described in Item 3 (Legal Proceedings) of LaserSight's Form 10-K for the year ended December 31, 1998.

ITEM 2.  CHANGES IN SECURITIES

         a)  Not applicable.

         b) In connection with the March 1999 private placement of Common Stock described below, LaserSight amended its Stockholder Rights Agreement to provide, among other things, that no person shall become an Acquiring Person (as defined in the Rights Agreement) as the result of an acquisition of LaserSight securities (or the acquisition of Common Stock upon the exercise of such securities) in such private placement. Reference is made to the Form 8-A/A filed with the SEC on March 29, 1999, for more detailed information regarding the Amendment to the Rights Agreement.

         c) During the first quarter ended March 31, 1999, the Company sold the following unregistered securities:

             1) In February 1999,  LaserSight  issued 67,500 warrants
                to purchase Common Stock at $5.00 per share to Guy Numann as consideration for ongoing consulting services. The warrants vest on February 22, 2002 and expire on February 22, 2004. Reference is made to the form of Warrant filed as an exhibit to this Form 10-Q for the three months ended March 31, 1999, for more detailed information regarding this warrant.

             2) In March 1999,  LaserSight  closed a transaction  for
                the sale of 2,250,000 shares of Common Stock to a total of six investors, including Pequot and TLC, in exchange for the Company receiving $9 million in cash. In addition, the investors received a total of 225,000 warrants to purchase Common Stock at $5.125 per share, the Common Stock closing price on March 22, 1999. The warrants expire on March 22, 2004. Reference is made to the Securities Purchase Agreement and form of Warrant filed as exhibits to LaserSight's Form 10-K for the year ended
                December 31, 1998, for more detailed information regarding this private placement.

             The issuance and sale of all such shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof due to, among other things, (i) the limited number of persons to whom the shares were issued, (ii) the distribution of disclosure documents to all investors,
             (iii) the fact that each such person represented and warranted to LaserSight, among other things, that such person was acquiring the shares for investment only and not with a view to the resale or distribution thereof, and
             (iv) the fact that certificates representing the shares were issued with a legend to the effect that such shares had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

  4.1         See Exhibits 3.1, 3.2, 3.3, 3.4, 10.19, 10.23, 10.32, 10.33, 10.39
              and 10.40.

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

 10.16 Second Amendment to Agreement for Purchase and Sale of Stock by and among LaserSight Centers Incorporated, its stockholders and LaserSight

              Incorporateddated March 14, 1997 (filed as Exhibit 99.1 to the Company's Form 8-K filed on March 27, 1997*).

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

 10.37 Employment Agreement by and between LaserSight Incorporated and Michael R. Farris dated October 30, 1998 (filed as Exhibit 10.37 to the Company's Form 10-K filed on March 31, 1999*).

 10.38 Securities Purchase Agreement by and between LaserSight Incorporated and purchasers of Common Stock dated March 22, 1999 (filed as Exhibit 10.38 to the Company's Form 10-K filed on March 31, 1999*).

 10.39 Warrant to purchase 225,000 shares of Common Stock dated March 22, 1999 by and between LaserSight Incorporated and purchasers of Common Stock of LaserSight Incorporated (filed as Exhibit 10.39 to the Company's Form 10-K filed on March 31, 1999*).

 10.40 Warrant to purchase 67,500 shares of Common Stock dated February 22, 1999 by and between LaserSight Incorporated and Guy Numann.

  11          Statement of Computation of Loss Per Share

  27          Financial Data Schedule

  99          Press release dated May 17, 1999

              b) Reports on Form 8-K

              No reports on Form 8-K were filed during the three months ended March 31, 1999.



---------------------------

* Incorporated herein by reference.  File No. 0-19671.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LaserSight Incorporated




Dated: May 17, 1999                          By: /s/ Michael R. Farris
                                                 -------------------------------
                                                 Michael R. Farris,
                                                 Chief Executive Officer



Dated: May 17, 1999                          By: /s/ Gregory L. Wilson
                                                 -------------------------------
                                                 Gregory L. Wilson,
                                                 Chief Financial Officer