Form 10-Q
period 1999-06-30
LASERSIGHT INC /DE
filed 1999-08-11
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[X] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the quarterly period ended June 30, 1999.

                                                         or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the Transition period from ____________ to ___________.

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

                                 (407) 678-9900
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X         No
    ---           ---


         The Number of shares of the registrant's Common Stock outstanding as of August 10, 1999 is 17,530,495.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

Except for the historical information contained herein, the discussion in this Report contains forward-looking statements (within the meaning of Section 21E of the Exchange Act) that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties and Other Issues" in this report. LaserSight undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect any future events or developments.



PART I.   FINANCIAL INFORMATION

          Item 1.  Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998

                   Condensed Consolidated Statements of Operations for the Three Month Periods and Six Month Periods Ended June 30, 1999 and 1998

                   Condensed Consolidated Statements of Comprehensive Loss for the Three Month Periods and Six Month Periods Ended June 30, 1999 and 1998

                   Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 1999 and 1998

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

          Item 3.  Defaults Upon Senior Securities

          Item 4.  Submission of  Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      June 30,      December 31,
                                                    ASSETS              1999           1998
                                                                   -------------    ------------
CURRENT ASSETS                                                       (Unaudited)
  Cash and cash equivalents                                         $ 14,663,888       4,437,718
  Accounts receivable - trade, net                                     5,774,116       4,611,834
  Notes receivable - current portion, net                              4,047,101       4,805,831
  Inventories                                                          8,454,809       8,517,636
  Deferred tax assets                                                    167,712         184,997
  Other current assets                                                   406,593         159,057
                                                                   -------------    ------------
                                      TOTAL CURRENT ASSETS            33,514,219      22,717,073

Restricted cash                                                          194,000         194,000
Notes receivable, less current portion, net                            2,842,944       2,880,358
Property and equipment, net                                            1,798,792       1,502,339
Patents, net                                                           4,113,432       4,432,428
Pre-market approval application, net                                   3,208,930       3,663,466
Goodwill, net                                                          6,290,549       6,552,863
Other assets, net                                                      1,820,338       1,930,456
                                                                   -------------    ------------
                                                                    $ 53,783,204      43,872,983
                                                                   =============    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                   $ 1,692,763       2,220,045
  Capital lease obligation                                                31,101               -
  Accrued expenses                                                     3,401,315       3,224,369
  Accrued commissions                                                  1,382,036       1,451,180
  Income tax payable                                                       9,239           9,239
  Deferred revenue                                                     1,056,217         937,602
                                                                   -------------    ------------
                                 TOTAL CURRENT LIABILITIES             7,572,671       7,842,435

Refundable deposits                                                      194,000         194,000
Accrued expenses, less current portion                                   662,538         642,880
Deferred royalty revenue, less current portion                           233,333         433,333
Deferred income taxes                                                    167,712         184,997
Long-term obligations                                                    552,519         560,000
Commitments and contingencies

Stockholders' equity:
Convertible preferred stock:
Series C - par value $.001 per share; authorized 2,000,000 shares;
  2,000,000 issued and outstanding at June 30, 1999 and
  December 31, 1998, respectively                                          2,000           2,000
Series D - par value $.001 per share; authorized 2,000,000 shares;
  2,000,000 issued and outstanding at June 30, 1999 and December 31,
  1998, respectively                                                       2,000           2,000
Common stock - par value $.001 per share; authorized 40,000,000 shares;
  17,397,236 and 13,332,835 shares issued at June 30, 1999 and
  December 31, 1998, respectively                                         17,397          13,333
Additional paid-in capital                                            76,559,447      59,407,392
Stock subscription receivable                                         (1,140,000)     (1,140,000)
Accumulated deficit                                                  (30,519,329)    (23,748,303)
Less treasury stock, at cost;  140,200 common shares at June 30,
  1999 and December 31, 1998                                            (521,084)       (521,084)
                                                                   -------------    ------------
                                                                      44,400,431      34,015,338
                                                                   -------------    ------------
                                                                    $ 53,783,204      43,872,983
                                                                   =============    ============


   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                               Three Months Ended             Six Months Ended
                                     June 30,                     June 30,
                             --------------------------     -------------------------
                                  1999         1998              1999         1998
                             ------------  ------------     ------------  -----------

REVENUES:
  PRODUCTS                    $ 4,834,635    4,507,319         9,235,850    8,304,085
  ROYALTIES                       330,000      274,000           710,000      521,917
  SERVICES                         96,922      167,661           204,005      366,197
                              -----------  -----------        ----------   ----------
                                5,261,557    4,948,980        10,149,855    9,192,199
COST OF REVENUE:
  PRODUCT COST                  2,294,609    1,713,301         4,326,987    2,889,621
  COST OF SERVICES                 42,646       73,771            89,763      161,127
                              -----------  -----------        ----------   ----------

GROSS PROFIT                    2,924,302    3,161,908         5,733,105    6,141,451

RESEARCH, DEVELOPMENT AND
  REGULATORY EXPENSES             708,979      743,788         1,490,170    1,561,344

OTHER GENERAL AND
  ADMINSTRATIVE EXPENSES        4,132,062    2,652,268         7,798,283    4,833,309
SELLING RELATED EXPENSES        1,090,086      990,589         2,193,521    1,964,153
AMORTIZATION OF INTANGIBLES       634,071      542,577         1,268,142    1,135,021

                              -----------  -----------        ----------   ----------
                                5,856,219    4,185,434        11,259,946    7,932,483
                              -----------  -----------        ----------   ----------

LOSS FROM OPERATIONS           (3,640,896)  (1,767,314)       (7,017,011)  (3,352,376)

OTHER INCOME AND EXPENSES
  Interest and dividend income    192,649      111,442           294,170      226,298
  Interest expense                 (2,415)    (324,020)          (48,185)    (720,541)
  Gain on sale of subsidiaries
    and securities                     --      150,076                --      364,452
                              -----------  -----------        ----------   ----------

NET LOSS BEFORE INCOME TAXES   (3,450,662)  (1,829,816)       (6,771,026)  (3,482,167)

INCOME TAX EXPENSE (BENEFIT)           --      (78,943)               --      232,213
                              -----------  -----------        ----------   ----------

NET LOSS                       (3,450,662)  (1,750,873)       (6,771,026)  (3,714,380)

CONVERSION DISCOUNT ON
  PREFERRED STOCK                      --     (833,500)               --     (858,872)


PREFERRED STOCK ACCRETION AND
  DIVIDEND REQUIREMENTS                --   (1,653,832)               --   (2,751,953)
                              -----------  -----------        ----------   ----------

LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                $(3,450,662)  (4,238,205)       (6,771,026)  (7,325,205)
                              ===========  ===========        ==========   ==========

LOSS PER COMMON SHARE
  Basic and Diluted:          $     (0.21)       (0.34)            (0.46)       (0.64)
                              ===========  ===========        ==========   ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING
  Basic and Diluted:           16,155,000   12,626,000        14,794,000   11,478,000
                              ===========  ===========        ==========  ===========


      See accompanying notes to condensed consolidated financial statements

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)


                                                           Three Months Ended                         Six Months Ended
                                                                June 30,                                  June 30,
                                                   ------------------------------------      ------------------------------------
                                                        1999                 1998                 1999                1998
                                                   ---------------      ---------------      ----------------    ----------------

NET LOSS                                            $ (3,450,662)          (1,750,873)           (6,771,026)         (3,714,380)


OTHER COMPREHENSIVE LOSS:

Reversal of unrealized gain on marketable
securities (net of tax of $353,675 for the three
and six month periods ended June 30, 1998)                    --             (577,048)                   --            (577,048)

Reclassification adjustment for losses
(gains)included in net loss (net of tax of
$(59,172) and $16,825 for the three and six
month periods ended June 30, 1998, respectively)              --               96,543                    --             (27,452)

                                                    ------------         ------------          ------------        ------------


COMPREHENSIVE LOSS                                  $ (3,450,662)          (2,231,378)           (6,771,026)         (4,318,880)
                                                    ============         ============          ============        ============


      See accompanying notes to condensed consolidated financial statements

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                                     1999                  1998
                                                                                ----------------     -----------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                                         $(6,771,026)           (3,714,380)
  Adjustments to reconcile net loss to net cash used in
    operating activities:

  Gain on sale of subsidiaries and securities                                               --              (364,452)
  Depreciation and amortization                                                      1,625,341             1,881,290
  Warrants issued in conjunction with consulting agreement                              68,793                    --
  Increase in accounts and notes receivable                                           (366,138)           (4,198,124)
  Increase (decrease) in inventories                                                    62,827              (390,366)
  Decrease in accounts payable                                                        (527,282)             (494,155)
  Increase (decrease) in accrued expenses                                              127,460              (282,712)
  Income taxes                                                                              --              (873,582)
  Increase (decrease) in deferred revenue                                              (81,385)            1,033,334
  Other                                                                               (347,214)              214,438
                                                                                  ------------           -----------

NET CASH USED IN OPERATING ACTIVITIES                                               (6,208,624)           (7,188,709)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment, net                                            (345,603)             (289,442)
  Proceeds from sale of investments                                                         --             6,527,452
  Net proceeds from exclusive license of patents                                            --             6,170,000
  Transfer to restricted cash account                                                       --           ( 4,200,000)
  Proceeds from restricted cash account                                                     --             4,228,000
                                                                                  ------------           -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   (345,603)           12,436,010


CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                             8,850,000                    --
  Repurchase of preferred stock                                                             --           (10,512,000)
  Net proceeds from exercise of stock options and warrants                           7,950,056                31,600
  Repayments of notes payable                                                               --            (2,000,000)
  Repayment of capital lease obligation                                                (19,659)                   --
  Proceeds from issuance of preferred stock                                                 --            15,819,555
                                                                                  ------------           -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           16,780,397             3,339,155
                                                                                  ------------           -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                               10,226,170             8,586,456

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       4,437,718             3,858,400
                                                                                  ------------           -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 14,663,888            12,444,856
                                                                                  ============           ===========

   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 Six Month Periods Ended June 30, 1999 and 1998



NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (the Company) as of June 30, 1999, and for the three and six month periods ended June 30, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

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

NOTE 3   INVENTORIES

         Inventories, which consist primarily of excimer and erbium laser systems, and related parts and components, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories at June 30, 1999 and December 31, 1998 are summarized as follows:

                                             June 30, 1999    December 31, 1998
                                             -------------    -----------------
         Raw materials                         $5,283,061           5,226,146
         Work-in process                          938,513           1,837,460
         Finished goods                         1,794,121           1,046,756
         Test equipment - clinical trials         439,114             407,274
                                               ----------           ---------

                                               $8,454,809           8,517,636
                                               ==========           =========

NOTE 4   CAPITAL LEASES

         During the quarter ended March 31, 1999, LaserSight entered into a capital lease agreement for manufacturing equipment. All leases with an initial term greater that one year are accounted for under Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Leased property or equipment meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the five year term of the lease. Assets under capital leases are capitalized using interest rates appropriate at the inception of the lease.

         Assets under capital leases are included in the consolidated balance sheets, as follows:
                                             June 30, 1999    December 31, 1998
                                             -------------    -----------------

         Equipment                               $308,049                   --
         Less accumulated amortization             29,539                   --
                                                 --------              -------
                                                 $278,510                   --
                                                 ========             ========

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

         During the three months ended June 30, 1999, LaserSight received approximately $7,950,000 from the exercise of warrants and stock options, resulting in the issuance of 1,814,401 shares of Common Stock.

NOTE 6   SEGMENT INFORMATION

         The Company operates principally in three industries: technology related (laser equipment) products, patent services and health care services. Laser equipment operations involve the development, manufacture, and sale of ophthalmic lasers primarily for use in vision correction procedures. Patent services involve the revenues and expenses generated from the ownership of certain refractive laser procedure patents.

         Operating  profit  is  total  revenue  less  operating   expenses.   In
         determining operating profit for industry segments, the following items have not been considered: general corporate expenses; expenses attributable to LaserSight Centers, Inc. (Centers), a developmental stage company; non-operating income; and the income tax expense (benefit). Identifiable assets by industry segment are those that are used by or applicable to each industry segment. General corporate assets consist primarily of cash, marketable equity securities and income tax accounts.

         The table below summarizes information about reported segments as of and for the three months ended June 30, 1999 and 1998:

                                                                                      Depreciation
                                     Operating        Operating                           and           Capital
                                      Revenues      Profit (Loss)        Assets       Amortization    Expenditures
                                      --------      -------------        ------       ------------    ------------
     1999
     Operating profit segments:
        Technology related          $4,834,635       (3,118,480)      28,636,111         529,361           202,557
        Patent services                330,000          200,670        3,600,144         129,330                --
        Health care services            96,922         (138,469)       3,795,721          70,731                --
        General corporate                              (515,443)      14,845,973           1,797             4,496
        Developmental stage
        company - LaserSight
        Centers, Inc.                       --          (69,174)       2,905,255          69,174                --
                                    ----------       ----------       ----------       ---------          --------

     Consolidated total             $5,261,557       (3,640,896)      53,783,204         800,393           207,053
                                    ==========       ==========       ==========       =========         ========
     1998
     Operating profit segments:
        Technology related          $4,507,319       (1,180,581)      25,802,565         385,090           147,653
        Patent services                274,000           98,009        4,115,545         129,990                --
        Health care services           167,661         (134,476)       4,170,502          77,561             3,115
        General corporate                   --         (481,092)      12,647,396             687                --
        Developmental stage
        company - LaserSight
        Centers, Inc.                       --          (69,174)       3,171,411          69,174                --
                                    ----------       ----------       ----------        --------          --------

     Consolidated total             $4,948,980       (1,767,314)      49,907,419         662,502           150,768
                                    ==========        =========       ==========        ========          ========

         Amortization of deferred financing costs and accretion of discount on note payable of $243,499 for the three months ended June 30, 1998 is included as interest expense in the accompanying condensed consolidated statement of operations.

         The table below summarizes information about reported segments as of and for the six months ended June 30, 1999 and 1998:

                                                                                      Depreciation
                                     Operating        Operating                           and           Capital
                                      Revenues      Profit (Loss)        Assets       Amortization    Expenditures
                                      --------      -------------        ------       ------------    ------------
     1999
     Operating profit segments:
        Technology related         $ 9,235,850       (6,024,397)      28,636,111       1,083,277          341,107
        Patent services                710,000          451,340        3,600,144         258,660               --
        Health care services           204,005         (268,238)       3,795,721         141,462               --
        General corporate                   --       (1,037,368)      14,845,973           3,594            4,496
        Developmental stage
        Centers, Inc.                       --         (138,348)       2,905,255         138,348
                                   -----------      -----------      -----------       ---------        ---------

     Consolidated total            $10,149,855       (7,017,011)      53,783,204       1,625,341          345,603
                                   ===========      ===========      ===========       =========        =========

     1998
     Operating profit segments:
        Technology related         $ 8,304,085       (2,072,846)      25,802,565         742,397          269,465
        Patent services                521,917          124,962        4,115,545         308,527               --
        Health care services           366,197         (340,779)       4,170,502         154,943           19,977
        General corporate                   --         (925,365)      12,647,396           1,374               --
        Developmental stage
        company - LaserSight
        Centers, Inc.                       --         (138,348)       3,171,411         138,348               --
                                   -----------      -----------      -----------       ---------        ---------

     Consolidated total            $ 9,192,199       (3,352,376)      49,907,419       1,345,589          289,442
                                   ===========      ===========      ===========       =========        =========

         Amortization of deferred financing costs and accretion of discount on note payable of $535,701 for the six months ended June 30, 1998 is included as interest expense in the accompanying condensed consolidated statement of operations.

NOTE 7   LINE OF CREDIT

         Revolving Credit Agreement


         On June 29, 1999, LaserSight established a $2.5 million revolving line of credit (Credit Agreement) with The Huntington National Bank (Huntington). Under the Credit Agreement, LaserSight has the option to borrow amounts at a rate per annum equal to one half of one percent (1/2%) above the Prime Rate. Borrowings are intended for short term working capital needs or such other purposes as may be approved by Huntington. The Credit Agreement requires LaserSight to maintain a specific liquidity level and minimum tangible net worth. The terms of the Credit Agreement extend to June 30, 2000. At June 30, 1999, LaserSight had no outstanding borrowings under the Credit Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues. The following tables present the Company's revenue by major operating segments: technology products and services, patents and health care services for the three and six month periods ended June 30, 1999 and 1998.



                                    For the Three Month          For the Three Month
                                        Period Ended                 Period Ended
                                       June 30, 1999                June 30, 1998
                                    -------------------          -------------------

                                    Revenue   % of Total          Revenue   % of Total


Technology                       $ 4,834,635         92%       $4,507,319          91%
Patent services                      330,000          6%          274,000           6%
Health care services                  96,922          2%          167,661           3%
                                 -----------        ----       ----------         ----

Total net sales                  $ 5,261,557        100%       $4,948,980         100%
                                 ===========        ====       ==========         ====


                                      For the Six Month            For the Six Month
                                        Period Ended                  Period Ended
                                       June 30, 1999                June 30, 1998
                                      -----------------          -----------------

                                    Revenue   % of Total         Revenue    % of Total

Technology                       $ 9,235,850         91%       $8,304,085          90%
Patent services                      710,000          7%          521,917           6%
Health care services                 204,005          2%          366,197           4%
                                 -----------        ----       ----------         ----

Total net sales                  $10,149,855        100%       $9,192,199         100%
                                 ===========        ====       ==========         ====

Net sales and revenues in the second quarter of 1999 were $5,261,557 compared to $4,948,980 (for an increase of $312,577 or 6%) over the comparable period in 1998. Net sales and revenues for the six month period ended June 30, 1999, increased by $957,656 or 10% to $10,149,855 from the comparable period in 1998.

During the three and six month periods ended June 30, 1999, technology revenues increased $327,316 to $5,261,557 and $931,765 to $10,149,855, respectively, compared to the same periods in 1998. These revenue increases were primarily the result of increased sales of its higher priced LaserScan LSX excimer laser system, resulting in an increased level of laser system sales. During the second quarter of 1999, excimer laser system sales accounted for approximately $4,514,000 in revenues compared to $4,135,000 in revenues over the same period in 1998. During the three month periods ended June 30, 1999 and 1998, LaserScan LSX system sales accounted for 94% and 60%, respectively, of total excimer laser system sales. During the six month period ended June 30, 1999, excimer laser system sales accounted for approximately $8,224,000 in revenues compared to $7,365,000 in revenues over the same period in 1998. During the six month periods ended June 30, 1999 and 1998, LaserScan LSX system sales accounted for 85% and 40%, respectively, of total excimer laser system sales. Additional improvements in technology related revenues during the three and six month periods ended June 30, 1999, are attributable to an increase in the level of service contract revenues and increased revenues generated from LaserSight's aesthetic product line, which was acquired in the second quarter of 1998. These increases were slightly offset by a reduction in revenues generated from miscellaneous part sales for both the three and six month periods ended June 30, 1999 compared to comparable periods in 1998. During the second quarter of 1999, 16 laser systems were sold compared to 15 system sales over the comparable period in 1998. During the six month period ended June 30, 1999, 33 laser systems were sold compared to 29 system sales over the comparable period in 1998. The 17 systems classified as sales in the first quarter of 1999 include 13 system sales to new customers and 4 LaserScan LSX excimer laser systems sold to existing customers to replace older laser systems. The latter systems were sold at discounted prices at a positive gross margin.

During the three and six month periods ended June 30, 1999, net revenue from patent services increased approximately $56,000 and $188,000, respectively, from the comparable periods in 1998, due to increased licensing fees.

Net revenue from health care services in the second quarter of 1999 was $96,922 compared to $167,661 (for a decrease of $70,739) over the comparable period in 1998. Net revenue from health care services for the six month period ended June 30, 1999, was $204,005 compared to $366,197 (for a decrease of $162,192) over the comparable period in 1998. These decreases were primarily attributable to a reduction in consulting services provided and were accompanied by a reduction in expenses of $35,621 and $163,368 over the three and six month periods ended June 30, 1999, respectively. Such revenue and expense decreases are primarily the result of staffing reductions during mid-1998 to more closely match their cost structure with anticipated revenues going forward.

Cost of Revenue; Gross Profits. The following tables present a comparative analysis of cost of revenue, gross profit and gross profit margins for three and six month periods ended June 30, 1999 and 1998.

                                    For the Three Month                      For the Three Month
                                        Period Ended                             Period Ended
                                       June 30, 1999       Percent Change       June 30, 1998
                                    -------------------    --------------   -------------------

Product cost                             $ 2,294,609              34%             $ 1,713,301
Cost of services                              42,646             (42%)                 73,771
Gross profit                               2,924,302              (8%)              3,161,908
Gross profit percentage                          56%                                      64%

Products only:
  Gross profit                             2,540,026              (9%)              2,794,018
  Gross profit percentage                        53%                                      62%


                                      For the Six Month                        For the Six Month
                                        Period Ended                             Period Ended
                                       June 30, 1999       Percent Change       June 30, 1998
                                      -----------------    --------------    -----------------

Product cost                             $ 4,326,987              50%             $ 2,889,621
Cost of services                              89,763             (44%)                161,127
Gross profit                               5,733,105              (7%)              6,141,451
Gross profit percentage                          56%                                      67%

Products only:
  Gross profit                             4,908,863              (9%)              5,414,464
  Gross profit percentage                        53%                                      65%


Gross profit margins were 56% of net sales in the second quarter of 1999 compared to 64% for the comparable period in 1998. For the six month periods ended June 30, 1999 and 1998, gross profit margins were 56% and 67%, respectively.

The gross margin decrease during the second quarter of 1999 was primarily attributable to higher raw material costs relating to the LaserScan LSX excimer laser system ($243,000), an increase in LaserSight's inventory obsolescence reserve ($313,000) and an increase in raw materials relating to LaserSight's aesthetics division ($42,000), acquired in April 1998. In addition, each upgrade resulted in approximately $100,000 less revenue than new sales.

The gross margin decrease during the six month period ended June 30 1999, was primarily attributable to higher raw material costs relating to the LaserScan LSX excimer laser system ($651,000), a higher level of manufacturing overhead ($142,000), an increase in LaserSight's inventory obsolescence reserve ($428,000), and an increase in raw materials relating LaserSight's aesthetics division ($251,000), acquired in April 1998.

Research, Development and Regulatory Expense. The following tables present a comparative analysis of research, development and regulatory expenses for the three and six-month periods ended June 30, 1999 and 1998.

                                    For the Three Month                      For the Three Month
                                        Period Ended                             Period Ended
                                       June 30, 1999        Percent Change      June 30, 1998
                                    -------------------    --------------    -------------------

Research, development
   and regulatory                         $  708,979              (5%)             $  743,788

As a percentage of technology
   revenues                                      15%                                      17%


                                      For the Six Month                       For the Six Month
                                        Period Ended                            Period Ended
                                       June 30, 1999        Percent Change     June 30, 1998
                                     -----------------      --------------   -----------------

Research, development
   and regulatory                         $1,490,170              (5%)            $1,561,344


As a percentage of technology
   revenues                                      16%                                     19%

Research, development and regulatory expenses for the second quarter of 1999 were $708,979, a decrease of $34,809, or 5%, from such expenditures during the comparable period in 1998. Research, development and regulatory expenses for the six month period ended June 30, 1999 decreased by $71,174 from $1,561,344 for the comparable period in 1998, or 5%.

LaserSight continued to develop its keratome systems, excimer laser systems and continued to pursue its protocols in its effort to attain FDA approval. As a result of a continuation of the efforts described plus the anticipated development of new product ideas, LaserSight expects research and development expenses during the remainder of 1999 to increase over levels incurred during the first two quarters of 1999. Regulatory expenses may increase as a result of LaserSight's continued pursuit of FDA approval, protocols added during 1997 and 1998 related to the potential use of the Company's laser systems for treatment of glaucoma and LASIK and the possible development of additional future protocols for submission to the FDA.

Other General and Administrative Expenses. The following tables present a comparative analysis of other general and administrative expenses for the three and six month periods ended June 30, 1999 and 1998.

                                    For the Three Month                     For the Three Month
                                        Period Ended                            Period Ended
                                       June 30, 1999        Percent Change     June 30, 1998
                                    -------------------     --------------  -------------------

Other general and
    administrative                        $4,132,062               56%            $2,652,268

Percentage of revenues                           79%                                     54%

                                      For the Six Month                       For the Six Month
                                        Period Ended                            Period Ended
                                       June 30, 1999        Percent Change     June 30, 1998
                                     -----------------      --------------    -----------------
Other general and
    administrative                        $7,798,283               61%            $4,833,309

Percentage of revenues                           77%                                     53%

Other general and administrative expenses for the second quarter of 1999 were $4,132,062, an increase of $1,479,794 or 56% from such expenditures during the comparable period in 1998. This increase was due to an increase in other general and administrative expenses incurred at LaserSight's technology subsidiary of approximately $1,565,000 from second quarter 1998 levels.

These increases were incurred to fund the strategic initiatives of LaserSight and the development of its products and services. Such efforts included enhancements to the customer support, quality assurance, marketing, software development, manufacturing and engineering departments ($419,000), costs relating to developing LaserSight's blade manufacturing operation ($276,000), higher depreciation and lease costs (including the second Orlando area facility and larger office space) ($145,000), salaries ($103,000), primarily resulting from staffing additions to intellectual property, customer training, accounting, information systems and human resources departments and bad debt expense ($575,000), which represented a general increase in reserves. While originally intended to be partially utilized for blade manufacturing, the second Orlando area facility is expected to be used by other departments. Internal blade manufacturing costs will no longer be incurred due to the previously announced manufacturing agreement with Becton Dickinson. See "--Financial and Liquidity Risks--If Our Uncollectible Receivables Exceed Our Reserves We will Incur Additional Unanticipated Expenses". The total increase was partially offset by a reduction in other general and administrative expenses of The Farris Group ("TFG") ($36,000) and patent services ($44,000) from second quarter 1998 levels.

Other general and administrative expenses for the six month period ended June 30, 1999, were $7,798,283, an increase of $2,964,974 or 61% from such expenditures during the comparable period in 1998. This increase was due to an increase in other general and administrative expenses incurred at LaserSight's technology subsidiary of approximately $3,219,000 from 1998 levels.

Similar to the increases during the second quarter, these included enhancements to the customer support, quality assurance, marketing, software development, manufacturing and engineering departments ($1,264,000), costs relating to developing LaserSight's blade manufacturing operation ($440,000), higher depreciation and lease costs (including the second Orlando area facility and larger office space) ($310,000), salaries ($241,000), primarily resulting from staffing additions to intellectual property, customer training, accounting, information systems and human resources departments and bad debt expense ($662,000), which represented a general increase in reserves. See "--Financial and Liquidity Risks--If Our Uncollectible Receivables Exceed Our Reserves We will Incur Additional Unanticipated Expenses". The total increase was partially offset by a reduction in other general and administrative expenses of TFG ($163,000) and patent services ($83,000) from 1998 levels.

Selling Related Expenses. The following tables present a comparative analysis of selling related expenses for the three and six month periods ended June 30, 1999 and 1998.

                                    For the Three Month                     For the Three Month
                                        Period Ended                            Period Ended
                                       June 30, 1999        Percent Change     June 30, 1998
                                    -------------------     --------------   -------------------

Selling related expenses                  $1,090,086               10%            $  990,589

As a percentage of technology
  revenues                                      23%                                     22%

                                      For the Six Month                       For the Six Month
                                        Period Ended                            Period Ended
                                       June 30, 1999        Percent Change     June 30, 1998
                                     -----------------      --------------     -----------------

Selling related expenses                  $2,193,521               12%            $1,964,153

As a percentage of technology
  revenues                                         24%                                     24%

Selling related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale.

Selling related expenses for the second quarter of 1999 were $1,090,086, an increase of $99,497 or 10% from such expenditures during the comparable period in 1998, generally in line with the increase in revenues. The primary reasons for this increase include a higher level of warranty estimates being accrued ($215,000) primarily resulting from extended initial warranty coverage on several second quarter 1999 system sales and a higher level of distributor and employee commissions being incurred ($126,000). These increases were partially offset by a reduction in the level of royalty fees incurred ($166,000) and a reduction in system installation and shipping costs ($75,000).

Selling related expenses for the six month period ended June 30, 1999, were $2,193,521, an increase of $229,368 or 12% from such expenditures during the comparable period in 1998. The reason for this increase was a higher level of warranty estimates being accrued ($338,000) as described above and an increase in its per system estimate to provide annual warranty coverage. This increase was partially offset by decreased sales commissions ($30,000), a reduction in the level of royalty fees incurred ($57,000) and a reduction in system installation and shipping costs ($21,000).

Amortization of Intangibles. The following tables present a comparative analysis of amortization costs as related to intangible assets for the three and six month periods ended June 30, 1999 and 1998.

                                    For the Three Month                       For the Three Month
                                        Period Ended                              Period Ended
                                       June 30, 1999        Percent Change       June 30, 1998
                                    -------------------     --------------    -------------------

Amortization of intangibles              $   634,071              17%              $   542,577



                                      For the Six Month                         For the Six Month
                                        Period Ended                              Period Ended
                                       June 30, 1999      Percent Change         June 30, 1998
                                      -----------------     --------------      -----------------

Amortization of intangibles              $ 1,268,142              12%              $ 1,135,021


Those items directly related to the amortization of intangible assets are acquired technology, acquired patents and goodwill. During the second quarter of 1999, costs relating to the amortization of intangible assets increased by $91,494 over the comparable period in 1998. During the six month period ended June 30, 1999, costs relating to the amortization of intangible assets increased by $133,121 over the comparable period in 1998.

Loss From Operations. There was an operating loss of $3,640,896 in the second quarter of 1999 compared to an operating loss of $1,767,314 for the same period in 1998. The operating loss for the six month period ended June 30, 1999, was $7,017,011 compared to an operating loss of $3,352,376 for the same period in 1998. The increase in the loss from operations for both the three and six month periods ended June 30, 1999, are primarily due to the increases in other general and administrative expenses incurred by LaserSight's technology subsidiary from 1998 levels. These increases were partially offset by an improvement in the operating gain generated by the patent services subsidiary.

Other Income and Expense. Interest and dividend income was $192,649 in the second quarter of 1999 compared to interest and dividend income of $111,442 for the comparable period in 1998. Interest and dividend income for the six month period ended June 30, 1999 was $294,170 compared to interest and dividend income of $226,298 for the comparable period in 1998. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales.

Interest expense incurred was $2,415 in the second quarter of 1999 compared to interest expense of $324,020 for the comparable period in 1998. Interest expense for the six month period ended June 30, 1999 was $48,185 compared to interest expense of $720,541 for the comparable period in 1998. Interest expense incurred during the three and six month periods ended June 30, 1999, related primarily to an adjustment to the fair value of the warrant issued to Foothill Capital Corporation (Foothill) and interest paid on a capital lease obligation. Interest expense incurred by LaserSight during the three and six month periods ended June 30, 1998, related primarily to the credit facility established with Foothill on April 1, 1997 and repaid in full in June 1998. In addition to interest paid on the outstanding note payable balance, interest expense in 1998 included the amortization of deferred financing costs, the accretion of the discount on the note payable, and fees associated with amendments to the original loan agreement. During the second quarter of 1998 and the six month period ended June 30, 1998, LaserSight recognized gains on the sale of subsidiaries and securities of $150,076 and $364,452, respectively, resulting from the sale of marketable equity securities received in December 1997 in exchange for the sale of two health care subsidiaries.

Income Taxes. For the three and six month periods ended June 30, 1999, LaserSight had no income tax expense compared to an income tax benefit of $78,943 being recorded in the second quarter of 1998 and an income tax expense of $232,213 being recognized during the six month period ended June 30, 1998. The net expense for the six month period ended June 30, 1998, is primarily the result of realized gains and $1,200,000 in royalties received for the non-exclusive license of certain patents, the income from which is deferred for accounting purposes.

Net Loss. Net loss for the second quarter of 1999 was $3,450,662 compared to a net loss of $1,750,873 for the comparable period in 1998. Net loss for the six month period ended June 30, 1999, was $6,771,026 compared to a net loss of $3,714,380 for the same period in 1998. The increase in net loss for the three and six month periods ended June 30, 1999, can be attributed to the increase in other general and administrative expenses generated at LaserSight's technology subsidiary.

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

Loss Per Share. Loss per basic and diluted share decreased to ($0.21) for the second quarter of 1999 compared to ($0.34) for the comparable period in 1998. The loss per basic and diluted share decreased to ($0.46) for the six month period ended June 30, 1999, compared to ($0.64) for the same period in 1998. Of the basic and diluted losses per share for the three and six month periods ended June 30, 1998, ($0.20) and ($0.31), respectively, were a result of the value of the conversion discount on preferred stock in accordance with EITF Topic D-60 and accretion and dividend requirements on the Series B Preferred Stock. During the three and six month period ended June 30, 1999, the weighted average shares of Common Stock outstanding increased primarily due to the exercise of options and warrants and the private placement completed in March 1999.

Liquidity and Capital Resources.

Working Capital. Working capital increased $11,066,910 from $14,874,638 at December 31, 1998 to $25,941,548 as of June 30, 1999. This increase in working capital resulted primarily from the March 1999 private placement of common stock, the exercise of stock options and warrants and increases in accounts receivable.

Sources and Uses of Funds. Operating activities used net cash of $6,208,624 during the first six months of 1999, compared to $7,188,709 of net cash used during the same period in 1998. This improvement is primarily the result of a smaller increase in accounts and notes receivable ($3,832,000) (primarily resulting from more favorable sales terms being obtained on the sale of our LaserScan LSX excimer laser system), a reduction in inventory levels ($453,000), increases in accrued expenses ($410,000) and the lack of change in income taxes accounts ($874,000), substantially offset by a larger net loss during the first six months of 1999 ($3,057,000), decreases in deferred revenue ($1,115,000) and increases in other net assets and liabilities ($561,652).

Net cash used in investing activities during the first six months of 1999 was $345,603 compared to $12,436,010 in net cash provided by investing activities over the comparable period in 1998. Net cash used in investing activities during the first six month of 1999 can be attributed to the purchase of furniture, equipment and leasehold improvements ($346,000). Net cash provided by investing activities during the first six months of 1998 can be primarily attributed to proceeds generated from the licensing of patents ($6,170,000) and from the sale of investments ($6,527,000), partially offset by the purchase of furniture, equipment and leasehold improvements ($289,000).

Net cash provided from financing activities was $16,780,397 during the first six months of 1999, compared to $3,339,155 over the comparable period in 1998. Net cash provided from financing activities during the first six months of 1999 resulted from the issuance of common stock in a private placement ($8,850,000) and from the exercise of stock options and warrants ($7,950,056), partially offset by payments made on a capital lease obligation ($20,000). Net cash provided from financing activities during the first six months of 1998 resulted from the net proceeds from the Series C Preferred Stock and Series D Preferred Stock issuances ($15,820,000) and from the exercise of stock options ($32,000), partially offset by the repurchase of Series B Preferred Stock ($10,512,000) and the repayment of the note payable to Foothill ($2,000,000).

We believe that our balances of cash and cash equivalents, together with our cash flows from operations, should be sufficient to fund our anticipated working capital requirements for the next 12 months in accordance with our current business plan. Our belief regarding future working capital requirements is based on various factors and assumptions including the anticipated entry into the international marketplace with keratome related products during the third or fourth quarter of 1999 and the U.S. market with both our keratome related products in the third or fourth quarter of 1999 and LaserScan LSX excimer laser system late in 1999, the anticipated timely collection of receivables including faster anticipated collections and the lack of extended payment terms on keratome related products, and the absence of unanticipated product development costs. These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. If we do not collect a material portion of current receivables in a timely manner, experience significant further delays in the shipment of our UniShaperTM Single-Use Keratome product or in the FDA clearance and entry into the U.S. market of our LaserScan LSX excimer laser system, or experience less market demand for our products than we anticipate, our liquidity could be materially and adversely affected. In July 1999, LaserSight began shipment of its UltraEdgeTM keratome blades, made in conjunction with its previously announced manufacturing agreement with Becton Dickinson. The consummation of this agreement resulted in the cessation of internal blade manufacturing operations. We are currently validating our UniShaper Single-Use Keratome with blades manufactured by Becton Dickinson, which testing to date indicates are sharper and more uniform than prior blades, which were also manufactured by a third party. The process of changing the blade in the keratome and further validation testing has delayed our anticipated entry to market from what was last reported.

Similarly, our long-term liquidity will be dependent on the successful entrance into the U.S. market with our laser systems and/or our keratome systems, and our success in collecting our receivables on a timely basis. We cannot assure you that we will not seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. Other than the $2.5 million credit facility signed in June 1999 with Huntington, we currently do not have any commitments for additional financing. As of August 10, 1999, we had no outstanding borrowings under the credit agreement. We cannot be certain that additional financing will be available in the future to the extent required or that, if available, it will be on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the terms of the new securities could have rights, preferences and privileges senior to those of our Common Stock. If we raise additional funds through debt financing, the terms of the debt could require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest and may render us more vulnerable to competitive pressures and economic downturns.

We expect cash flow from operations to show improvement during the last half of 1999 as a result of the expected shipment of the LaserScan LSX excimer laser system into the domestic market and keratomes and related products both domestically and internationally. However, we expect to incur a loss and a deficit in cash flow from operations for the third quarter of 1999. There can be no assurance that we can regain or sustain profitability or positive operating cash flow in any subsequent fiscal period. We may from time to time reassess our credit policies and the terms we make available to individual customers. There can be no assurance as to the terms or amount of third-party financing, if any, that our customers may obtain in the future. We are placing greater emphasis on the terms and collection timing of future sales.

We expect to begin commercial shipment of our keratome products, increase the level of manufacturing and distribution of our laser systems and to continue a variety of research and development activities on our excimer and solid-state laser systems over the next 12 months and it is anticipated that such keratome, research and development and regulatory efforts in the U.S. will be the most significant technology related expenses in the foreseeable future.

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

Industry and Competition Risks

      WE MAY ENCOUNTER DIFFICULTIES COMPETING IN THE HIGHLY COMPETITIVE VISION CORRECTION INDUSTRY. The vision correction industry is subject to intense, increasing competition, and we do not know if we will be able to compete successfully against our current and future competitors. Many of our competitors have existing products and distribution systems in the marketplace and are substantially larger, better financed, and better known. Two of our principal competitors, Summit Technology, Inc. and Autonomous Technology Corporation, recently received shareholder approval of a merger agreement. The market presence, technology base and distribution capabilities of the combined entities will be substantial. Further, the merger provides Autonomous with licenses to use certain patents owned by Visx, Inc.


      MANY OF OUR COMPETITORS HAVE RECEIVED BROADER REGULATORY APPROVALS AND ARE CURRENTLY MARKETING COMPETING PRODUCTS WHICH MAY PREVENT US FROM MARKETING OUR PRODUCTS ONCE WE RECEIVE REGULATORY APPROVAL. On August 9, 1999, we were cleared on our Good Manufacturing Practices ("GMP") inspection from the FDA, required for the commercial sale of our LaserScan LSX laser system, with only minor observations. The final step for PMA clearance by the FDA is labeling. We believe that it is reasonable to expect such FDA clearance 30 to 60 days following the GMP clearance. However, we cannot be certain as to the receipt or the timing of receipt of such clearance. A number of lasers manufactured by other companies have either received, or are in the process of receiving, FDA approval for specific procedures, and, accordingly, may have or develop a higher level of acceptance in some markets than our lasers. In addition to laser systems of Summit Technology, Inc., Visx, Inc. and others already approved for commercial sale in the U.S., Nidek Co., Ltd. obtained FDA approval of its EC-5000 excimer laser system in December 1998. Other manufacturers, including Bausch & Lomb, are expected to obtain approval during 1999, giving them the right to market their systems commercially in the U.S. The established market presence in the U.S. of previously-approved laser systems, as well as the entry of new competitors into the market upon receipt of regulatory approvals, could impede our ability to successfully introduce our LaserScan LSX system and have a material adverse effect on our business, financial condition and results of operations.

      We have developed both a single use, disposable keratome product, the UniShaper, formerly known as the A*D*K (TM), and a multiple use durable keratome product, the UltraShaper. The keratome is a surgical instrument used during LASIK procedures to produce a corneal flap for this procedure. Based on reports of industry analysts and our observations, we believe that during 1998, LASIK captured a majority of refractive laser surgery cases and has emerged as many surgeon's and patient's choice for laser refractive surgery both in the U.S. and internationally. We believe there are five main competitors in the keratome business, all of whom have received FDA clearance for and are marketing their keratomes in the U.S. and elsewhere. FDA clearance for keratome systems is significantly simpler than the approval process for laser systems and generally takes 90 days or less. We have received FDA clearance on the UniShaper and, having responded to questions raised by the FDA, believe it is reasonable to expect clearance on the UltraShaper in the third quarter or early fourth quarter of 1999. However, we can not be certain as to the receipt or the timing of receipt of such clearance. The use of our keratome products is not required to perform LASIK procedures.

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

      BECAUSE THE SALE OF OUR PRODUCTS IS DEPENDENT ON MARKET ACCEPTANCE, THE LACK OF BROAD MARKET ACCEPTANCE OF LASER-BASED EYE TREATMENT WOULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS. We believe that whether we achieve profitability and growth will depend, in part, upon broad acceptance of PRK or LASIK in the U.S. and other countries. We cannot be certain that PRK or LASIK will be accepted by either the ophthalmologists or the public as an alternative to existing methods of treating refractive vision disorders. The acceptance of PRK and LASIK may be adversely affected by:

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

Financial and Liquidity Risks

      WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND OPERATING CASH FLOW DEFICITS AND WE EXPECT THAT OPERATING CASH FLOW DEFICITS WILL CONTINUE THROUGH AT LEAST THE THIRD QUARTER OF 1999. We experienced significant net losses and deficits in cash flow from operations for the six month period ended June 30, 1999, and the fiscal years ended December 31, 1998 and 1997, as set forth in the following table. We cannot be certain that we will be able to regain or sustain profitability or positive operating cash flow.

                       Six Month Period
                         Ended June 30,          Years Ended December 31,
                            1999               1998                  1997
                            ----               ----                  ----


Net Loss               $ 6.8 million      $ 11.9 million       $ 7.3 million
Deficit in Cash Flow
  from Operations      $ 6.2 million      $ 14.3 million       $ 4.4 million

      As of June 30, 1999, we had an accumulated deficit of $30.5 million. We expect to report a loss and deficit in cash flow from operations for the third quarter of 1999.

      IF OUR UNCOLLECTIBLE RECEIVABLES EXCEED OUR RESERVES WE WILL INCUR ADDITIONAL UNANTICIPATED EXPENSES. Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $3.4 million at June 30, 1999, will be sufficient to cover the amount of our actual write-offs over time. At June 30, 1999, our trade accounts and notes receivable totaled approximately $12.7 million, and accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, totaled approximately $1.8 million. Actual write-offs that materially exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. Total expense relating to uncollectible accounts during the first six months of 1999 was approximately $0.9 million. Our total expense related to uncollectible accounts increased $1.9 million in 1997 to approximately $2.3 million, and related to accounts that were determined to be uncollectible largely as a result of the customers' inability to sustain surgery volumes necessary to support the system, the risks inherent in international sales and additional reserves for uncollectible accounts. Such expense decreased to approximately $1.2 million in 1998, reflecting our subsequent focus on customers who have historically had more significant refractive surgery practices, generally improved terms of sales in 1998 and additional history upon which to estimate levels of reserves. No material accounts were written off in the first half of 1999. Actual accounts written off during 1998, 1997 and 1996 were $0.5 million, $1.8 million and zero, respectively. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customer's ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers. Approximately 81% of our net receivables at June 30, 1999, related to international accounts.

      Our agreements with our customers typically provide that the contracts are governed by Florida law. We have not determined whether or to what extent courts or administrative agencies located in foreign countries would enforce our right to collect such receivables or to recover laser systems from customers in the event of a customer's payment default. When a customer is not paying according to established terms, we attempt to communicate and understand the underlying causes and work with the customer to resolve any issues we can control or influence. In most cases, we have been able to resolve the customer's issues and continue to collect our receivable, either on the original schedule or under restructured terms. If such issues are not resolved, we evaluate our legal and other alternatives based on existing facts and circumstances. In most such cases, we have concluded that the account should be written off as uncollectible. We have generally been successful in recovering the laser systems in such cases.

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

      IF WE EXPERIENCE DIFFICULTY COLLECTING RESTRUCTURED RECEIVABLES WITH EXTENDED PAYMENT TERMS WE MAY EXPERIENCE LIQUIDITY PROBLEMS. At June 30, 1999, we had extended the original payment terms of laser customer accounts totaling approximately $1.9 million by periods ranging from 12 to 60 months. Such restructured receivables represent approximately 11 percent of our gross receivables as of that date. Our liquidity and operating cash flow would be adversely affected if additional extensions become necessary in the future. In addition, it would be more difficult to collect laser system receivables if the payment schedule extends beyond the expected or actual economic life of the system, which we estimate to be approximately five to seven years. To date, we do not believe any payment schedules extend beyond the economic life of the applicable systems.

      WE WILL EXPERIENCE LIQUIDITY PROBLEMS IF, AS IN THE PAST, WE ARE UNABLE TO COLLECT OUR RECEIVABLES IN A TIMELY MANNER AND ADDITIONAL FINANCING MIGHT NOT BE AVAILABLE IF WE NEED IT. During the six month period ended June 30, 1999, and the year ended December 31, 1998, we experienced $6.2 million and $14.3 million in deficits in cash flow from operations, respectively. We expect that any improvements in cash flow from operations will depend on, among other things, our ability to market, produce and sell our new LaserScan LSX laser systems in larger quantities and our ability to market, produce and sell our UniShaper single use keratome product on a commercial basis. During the first six months of 1999 and the fourth quarter of 1998, LaserScan LSX laser system sales accounted for the majority of laser systems sold, and we expect sales of our LaserScan LSX laser system to make a more significant contribution to our operating results in the future. We are still in the process of completing the clinical validation of our UniShaper single use keratome product that utilizes blades manufactured by Becton Dickinson pursuant to our recently announced manufacturing agreement with them. See "--Company and Business Risks--
Our Supply of Certain Critical Components and Systems may be Interrupted Because of Our Reliance on a Limited Number of Suppliers." We believe that regular commercial shipments of that product will begin in the third or fourth quarter of 1999. The process of changing the blade in the keratome and further validation testing has delayed our anticipated entry to market from what was last reported.

      We believe that our balances of cash and cash equivalents, together with our cash flows from operations, should be sufficient to fund our anticipated working capital requirements for the next 12 months in accordance with our current business plan. Our belief regarding future working capital requirements is based on various factors and assumptions including the anticipated entry into the international marketplace with keratome related products and the U.S. market with both our keratome related products and LaserScan LSX system, the anticipated timely collection of receivables including faster anticipated collections and the lack of extended payment terms on keratome related products, and the absence of unanticipated product development costs. These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. If we do not collect a material portion of current receivables in a timely manner, experience significant further delays in the shipment of our UniShaper single use keratome product or in the FDA clearance and entry into the U.S. market of our LaserScan LSX laser system, or experience less market demand for our products than we anticipate, our liquidity could be materially and adversely affected.

         Similarly, our long-term liquidity will be dependent on the successful entrance into the U.S. market with our laser systems and/or our keratome systems, and our success in collecting our receivables on a timely basis. We cannot be certain that we will not seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. Other than the $2.5 million credit facility signed in June 1999 with Huntington, we currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available in the future to the extent required or that, if available, it will be on acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the terms of the new securities could have rights, preferences and privileges senior to those of our common stock. If we raise additional funds through debt financing, the terms of the debt could require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest and may render us more vulnerable to competitive pressures and economic downturns.

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

      THE SIGNIFICANT NUMBER OF SHARES FOR FUTURE SALE AND DILUTIVE STOCK ISSUANCES MAY ADVERSELY AFFECT OUR STOCK PRICE. Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. As of August 10, 1999, of LaserSight's 17,530,495 shares of common stock outstanding, substantially all such shares were freely tradable without restriction or further registration under the Securities Act, except to the extent such shares are held by "affiliates" of LaserSight as that term is defined in Rule 144 under the Securities Act or subject only to the satisfaction of a prospectus delivery requirement.

      Shares of common stock which LaserSight may issue in connection with future acquisitions or financings or pursuant to outstanding warrants or agreements could also adversely affect the market price of our common stock and cause significant dilution in our earnings per share and net book value per share.

      o We may be required to issue approximately 1.7 million additional shares of common stock upon the exercise of outstanding warrants and to satisfy certain contingent contractual obligations.

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

      CERTAIN ANTI-TAKEOVER MEASURES MAY HAVE AN ADVERSE EFFECT ON OUR STOCK PRICE AND MAY ALSO DISCOURAGE TAKEOVERS THAT MIGHT BE BENEFICIAL TO STOCKHOLDERS. Certain provisions of our certificate of incorporation, by-laws and Delaware law could delay or frustrate the removal of incumbent directors, discourage potential acquisition proposals and delay, defer or prevent a change in control of LaserSight, even if such events could be beneficial, in the short term, to the interests of our stockholders. For example, our certificate of incorporation allows us to issue preferred stock with rights senior to those of the common stock without stockholder action. LaserSight also is subject to provisions of Delaware corporation law that prohibit a publicly-held Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation's common stock (an "interested stockholder") for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. We also have adopted a stockholder rights agreement and declared a dividend distribution of one preferred share purchase right on each outstanding share of common stock. The rights would cause substantial dilution to a person or group that attempts to acquire 15% or more of our common stock on terms not approved by our Board of Directors.

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

      o IT Systems. Our IT systems are microcomputer-based and consist of standard software purchased from outside vendors. All software is being identified and assessed to determine the extent of modification required in order to be Y2K compliant. We believe that all software will be made Y2K compliant before the end of September 1999 through vendor-provided updates or replacement with other Y2K compliant hardware and software. We, as has been planned for some time, are also replacing our financial and accounting software, and expect to have the majority of such new software implemented in the third quarter of 1999. The vendors of our financial and accounting software have represented to us that the software is Y2K compliant. Our IT inventory related to Y2K compliance is substantially complete, the remediation assessment of problem areas is substantially complete, and testing, including validation of compliance, is substantially complete.

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

      o Products. We believe our current production model, the LaserScan LSX excimer laser system, will not suffer Y2K problems as all applicable components and the software have been validated and tested. Older models, generally manufactured in the first half of 1998 and earlier, may require upgraded software and/or hardware. We are notifying affected users and generally offer such upgrades at additional cost to the user. Such upgrades are currently available and, in addition to resolving potential Y2K problems, also provide for more efficient system performance.

      We have developed contingency plans for Y2K issues which, if not timely resolved, could have a significant impact on our operations. These plans are intended to minimize the impact of failure to achieve Y2K compliance. Such contingency plans are substantially complete although we will continue to monitor our plans as a result of future events and circumstances.

      We estimate the costs to address Y2K issues will total $150,000, of which approximately $80,000 has been incurred to date. Such costs will be expensed as incurred, and will exclude the costs of our new financial and accounting software. Y2K compliance related costs are estimated to be 50% of our total IT expense budget through the end of 1999. No material IT projects are expected to be delayed. The costs and time necessary to complete the Y2K modification and testing processes are based on our best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. Our Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Y2K readiness program described above are subject to change.

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

      After notification from the FDA that our PMA for PRK treatment of nearsightedness had been accepted for filing in May 1998, the FDA requested additional information to which we have responded. We underwent an FDA audit of the clinical research portion of the PMA application in March 1999, completing that portion of the inspection process, and received GMP clearance with respect to our manufacturing facilities in August 1999. Before our ophthalmic laser systems can receive PMA by the FDA, we will be required to agree on final labeling with the FDA, a process expected to take 30 to 60 days. The GMP regulations impose certain procedural and documentation requirements with respect to our manufacturing and quality assurance activities. Our facilities will be subject to future inspections by the FDA, and if any material noncompliance with GMP guidelines is noted during facility inspections, the marketing of our laser products may be adversely affected. In addition, if any of our suppliers of significant components or sub-assemblies cannot meet our specification requirements, we could be delayed in producing commercial systems for the U.S. market.

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

      While we are not currently involved in any material patent litigation, we have been the subject of patent infringement allegations in the past and such allegations are common in our industry. In 1992, Summit and Visx formed a U.S. partnership, Pillar Point Partners, to pool certain of their patents related to corneal sculpting technologies. As part of their agreement to dissolve Pillar Point in June 1998, Summit and Visx granted each other a worldwide, royalty free cross-license whereby each party will have full rights to license all existing patents owned by either company relating to laser vision correction for use with their systems. In connection with our March 1996 settlement of litigation with Pillar Point regarding alleged infringement by our lasers of certain U.S. patents, we agreed to notify Pillar Point before we begin manufacturing or selling our laser systems in the U.S. While we are not contractually obligated to anyone to obtain a license prior to selling our lasers in the U.S., one or more of our competitors may assert that such a license is required. As of the date of this prospectus, we have not obtained a U.S. license from either Summit or Visx, and the terms of any license, if such license is granted, have not been determined.


      REQUIRED MINIMUM PAYMENTS UNDER OUR UNISHAPER LICENSE AGREEMENT MAY EXCEED OUR GROSS PROFITS FROM SALES OF OUR UNISHAPER PRODUCT. In addition to the risk that the UniShaper single use keratome will not be accepted in the marketplace, we are required to make certain minimum payments to the licensors under our UniShaper single use keratome limited exclusive license agreement. Under the agreement, we are required to pay a total of $300,000 in two equal installments due six and 12 months after the date of our receipt of completed limited production molds and to provide an excimer laser. We provided the laser during the quarter ended June 30, 1998, and we expect to accept and receive such molds once we determine that the product is ready to be commercially shipped. We currently anticipate regular commercial shipments to commence in the third or fourth quarter of 1999. In addition, commencing seven months after such date, we will be required to make royalty payments equal to 50% of our defined gross profits from UniShaper single use keratome sales, with a minimum royalty of $400,000 per calendar quarter for a period of eight quarters.

      WE ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES. Our international sales accounted for 71% and 87% of our total revenues during the six month period ended June 30, 1999, and the year ended December 31, 1998, respectively. We expect sales to international accounts will continue to represent a comparable percentage of our total sales unless and until our laser systems are cleared for commercial distribution in the U.S., or with respect to those products that do not require regulatory approval, otherwise enter the U.S. market. The majority of our international sales for the six month period ended June 30, 1999, were to customers in Canada, Italy, Spain and the United States (related to clinical trials) and for the year ended December 31, 1998, were to customers in Canada, China, Brazil, Mexico, Italy, Argentina, South Africa, and Turkey. Our business, financial condition and international results of operations may be adversely affected by recent economic instability in Brazil and the impact of that instability on other South American countries, future economic instability in other countries in which we have sold or may sell, increases in duty rates, difficulties in obtaining export licenses, ability to maintain or increase prices, and competition. In addition, international sales may be limited or disrupted by:

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

      OUR SUPPLY OF CERTAIN CRITICAL COMPONENTS AND SYSTEMS MAY BE INTERRUPTED BECAUSE OF OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS. LaserSight currently purchases certain components used in the production, operation and maintenance of its laser systems and related products from a limited number of suppliers and certain key components are provided by a single vendor. Any interruption in the supply of critical laser or keratome components could have a material adverse effect on our business, financial condition and results of operations. For example, the UniShaper single use keratome product will be manufactured exclusively for LaserSight by Frantz Medical Development Ltd., an ISO 9001 company experienced in the manufacture of engineering-grade medical devices. Currently, while under no obligation to do so, we are buying all keratome blades from Becton Dickinson. Our manufacturing agreement with Becton Dickinson requires us to purchase one million blades over a five year period and provides for further discussions regarding a possible marketing and distribution arrangement with them. We also have exclusive supply arrangements for certain key laser system components with TUI Lasertechnik und Laserintegration GmbH. If any of our key suppliers cease providing us with products of acceptable quality and quantity in a timely fashion, we would have to locate and contract with a substitute supplier. We do not know if such substitute suppliers could be located and qualified in a timely manner or could provide required products on commercially reasonable terms.

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

      AMORTIZATION AND CHARGES RELATING TO OUR SIGNIFICANT INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR STOCK PRICE AND REPORTED NET INCOME OR LOSS. Goodwill is an intangible asset that represents the difference between the total purchase price of the acquisitions and the amount of such purchase price allocated to the fair value of the net assets acquired. Goodwill and other intangible assets are amortized over a period of time, with the amount amortized in a particular period constituting a non-cash expense that reduces our net income or increases our net loss. Of our total assets at June 30, 1999, approximately $15.1 million or 28% were intangible assets. The following table presents an overview of our significant intangible assets and goodwill at June 30, 1999:

                           Value of Assets                Amortization Period
                           ---------------               --------------------
Goodwill                    $6.3 million                      12-20 years
Cost of Patents             $4.1 million                       8-17 years
Acquired Licenses
  and Technology            $4.7 million                  31 months-12 years

      A reduction in net income resulting from the amortization of goodwill and other intangible assets may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale or liquidation of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

      In accordance with SFAS 121, we review intangible assets for impairment whenever events or changes in circumstances, including a history of operating or cash flow losses, indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible asset is impaired, a noncash impairment charge would be recognized. We continue to assess the current results and future prospects of TFG in view of the substantial reduction in the subsidiary's operating results in 1996 and 1997. Though TFG's operating results improved in 1998 when compared to 1996 and 1997, operating losses similar to those incurred during the first half of 1998 have continued during the first six months of 1999. If TFG is unsuccessful in continuing to improve its financial performance, some or all of the carrying amount of goodwill recorded, $3.6 million at June 30, 1999, may be subject to an impairment adjustment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      LaserSight believes that its exposure to market risk for changes in interest and currency rates is not significant. LaserSight's investments are limited to highly liquid instruments with maturities of three months or less. At June 30, 1999, LaserSight had approximately $14.6 million of short-term investments classified as cash and equivalents. All of LaserSight's transactions with international customers and suppliers are denominated in U.S. dollars.

                           PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

         Jui-Teng Lin

         On June 24, 1999, Jui-Teng Lin, a former president and director of LaserSight, filed an action in the Circuit Court of the Ninth Judicial Circuit, in and for Orange County, Florida, against the Company. This action asserts that LaserSight is currently in default on a promissory note executed in June 1991, and payable to Mr. Lin in the principal amount of $1,180,000. LaserSight believes that the allegations made by the plaintiff against the Company are without merit and it intends to vigorously defend the action. Management believes that LaserSight has satisfied its obligations under the promissory note and that this action will not have a material adverse effect on the Company's financial condition or results of operations.

         Certain other legal proceedings against LaserSight are described in Item 3 (Legal Proceedings) of LaserSight's Form 10-K for the year ended December 31, 1998.

ITEM 2   CHANGES IN SECURITIES

         Not applicable.


ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 30, 1999, at the Company's annual meeting of shareholders, the following members were elected to the Board of Directors:

                                           Votes For     Votes Against
                                           ---------     -------------

         J. Richard Crowley               12,724,241        120,000
         Michael R. Farris                12,724,241        120,000
         Terry Fuller, Ph.D.              12,721,241        123,000
         Gary F. Jonas                    12,701,241        143,000
         Francis E. O'Donnell, Jr., M.D.  12,487,044        357,197
         David T. Pieroni                 12,704,241        140,000
         Juliet Tammenoms Bakker (1)       2,000,000             --

              (1) Elected by the holders of Series D Preferred Stock only.

         Amendment to the Company's 1995 Stock Option Plan adjusting the exercise period of outstanding options following the termination of service of a director was ratified as follows:

                     Votes For            12,275,147
                     Votes Against           370,944
                     Abstain                 198,150

         Amendment to the Company's 1996 Non-Employee Directors Plan adjusting, among other things, the aggregate number of shares available for isssuance, the point of time when options can be awarded to new directors, and the time when options can be awarded to existing directors was ratified as follows:

                     Votes for            12,482,395
                     Votes Against           150,096
                     Abstain                 211,750

         Amendment to the Company's 1996 Equity Incentive Plan adjusting the aggregate number of shares available for issuance and the maximum number of options any one employee may receive in a calendar year was ratified as follows:


                     Votes For            12,115,827
                     Votes Against           506,234
                     Abstain                 222,180

         Approval of the Company's 1999 Employee Stock Purchase Plan was ratified as follows:

                     Votes For            12,546,181
                     Votes Against            64,210
                     Abstain                 233,850

         A proposal to appoint KPMG LLP as auditors was ratified as follows:

                     Votes for            12,616,291
                     Votes Against            34,500
                     Abstain                 193,450


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

10.32 Purchase Agreement, dated June 9, 1997, by and between LaserSight Technologies, Inc. and TUI Lasertechnik Und Laserintegration GmbH (filed as Exhibit 10.1 to the Company's Form S-3, Pre-Effective Amendment No. 1 filed on February 1, 1999*).

10.33 License and Royalty Agreement, dated September 10, 1997, by and between LaserSight Technologies, Inc. and Luis A. Ruiz, M.D. and Sergio Lenchig (filed as Exhibit 10.2 to the Company's Form S-3, Pre-Effective Amendment No. 1 filed on February 1, 1999*).

10.34 Manufacturing Agreement, dated September 10, 1997, by and between LaserSight Technologies, Inc. and Frantz Medical Development Ltd. (filed as Exhibit 10.3 to the Company's Form S-3, Pre-Effective Amendment No. 1 filed on February 1, 1999*).

10.35 Employment Agreement by and between LaserSight Incorporated and Michael R. Farris dated October 30, 1998 (filed as Exhibit 10.37 to the Company's Form 10-K filed on March 31, 1999*).

10.36 Securities Purchase Agreement by and between LaserSight Incorporated and purchasers of Common Stock dated March 22, 1999 (filed as
            Exhibit 10.38 to the Company's Form 10-K filed on March 31, 1999*).

10.37 Warrant to purchase 225,000 shares of Common Stock dated March 22, 1999 by and between LaserSight Incorporated and purchasers of Common Stock of LaserSight Incorporated (filed as Exhibit 10.39 to the Company's Form 10-K filed on March 31, 1999*).

10.38 Warrant to purchase 67,500 shares of Common Stock dated February 22, 1999 by and between LaserSight Incorporated and Guy Numann (filed as
            Exhibit 10.40 to the Company's Form 10-Q filed on May 17, 1999*).

10.39 Revolving Credit Agreement, dated June 29, 1999, by and between LaserSight Incorporated and The Huntington National Bank.

10.40** Manufacturing and Marketing Agreement, and Addendum thereto, dated May 14, 1999 by and between LaserSight Technologies, Inc. and Becton, Dickinson and Company.

 11         Statement of Computation of Loss Per Share

 27         Financial Data Schedule

99.1        Press release dated August 9, 1999

99.2        Press release dated August 11, 1999


            b)       Reports on Form 8-K

            No reports on Form 8-K were filed during the three months ended June 30, 1999.


---------------------------
 * Incorporated herein by reference.  File No. 0-19671.

** Confidential treatment has been requested for portions of this document. The redacted material has been filed separately with the Commission pursuant to an application for confidential treatment.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               LaserSight Incorporated




Dated: August 11, 1999                         By:  /s/ Michael R. Farris
                                                    ----------------------------
                                                    Michael R. Farris,
                                                    Chief Executive Officer



Dated: August 11, 1999                          By: /s/ Gregory L. Wilson
                                                    ----------------------------
                                                    Gregory L. Wilson,
                                                    Chief Financial Officer
                                      39