Form 10-Q/A
period 1999-06-30
LASERSIGHT INC /DE
filed 1999-11-15
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 Amendment No. 1

(Mark One)
[ X ] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the quarterly period ended June 30, 1999.

                                       or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the Transition period from
      ------------------------------  to ----------------------------------.


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

Part II, Item 6, Exhibit 27 has been amended to restate the Financial Data Schedule to include the statement of operations data for the six month period ended June 30, 1999. No other items have been revised.


                                                            INDEX

PART II.        OTHER INFORMATION

                Item 6.      a) Exhibits

                             Exhibit 27   Restated Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LaserSight Incorporated


Dated: November 15, 1999               By: /s/ Michael R. Farris
                                            ------------------------------
                                            Michael R. Farris,
                                            Chief Executive Officer


Dated: November 15, 1999               By: /s/ Gregory L. Wilson
                                           -------------------------------
                                           Gregory L. Wilson,
                                           Chief Financial Officer