Form 10-Q
period 1999-09-30
LASERSIGHT INC /DE
filed 1999-11-15
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[ X ] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.  For the  quarterly  period ended  September  30,
      1999.

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


Yes       X            No
        -----

         The Number of shares of the registrant's Common Stock outstanding as of November 12, 1999 is 17,803,802.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

Except for the historical information contained herein, the discussion in this Report contains forward-looking statements (within the meaning of Section 21E of the Exchange Act) that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Uncertainties" in this report. LaserSight undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect any future events or developments.



PART I.    FINANCIAL INFORMATION

           Item 1. Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998

                   Condensed Consolidated Statements of Operations for the Three Month Periods and Nine Month Periods Ended September 30, 1999 and 1998

                   Condensed Consolidated Statements of Comprehensive Loss for the Three Month Periods and Nine Month Periods Ended September 30, 1999 and 1998

                   Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 1999 and 1998

                   Notes to Condensed Consolidated Financial Statements

                   Independent Auditors' Review Report

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

           Item 3. Defaults Upon Senior Securities

           Item 4. Submission of  Matters to a Vote of Security Holders

           Item 5. Other Information

           Item 6. Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       September 30,      December 31,
                                                                                          1999                1998
                                                                                       -------------     -------------
CURRENT ASSETS                                          ASSETS                           (Unaudited)
  Cash and cash equivalents                                                              $14,684,196        4,437,718
  Accounts receivable - trade, net                                                         6,513,358        4,611,834
  Notes receivable - current portion, net                                                  4,029,800        4,805,831
  Inventories                                                                              8,012,671        8,517,636
  Deferred tax assets                                                                        154,059          184,997
  Other current assets                                                                       498,737          159,057
                                                                                       -------------     ------------
                                                        TOTAL CURRENT ASSETS              33,892,821       22,717,073

Restricted cash                                                                              192,000          194,000
Notes receivable, less current portion, net                                                2,924,103        2,880,358
Property and equipment, net                                                                1,920,292        1,502,339
Patents, net                                                                               3,953,934        4,432,428
Pre-market approval application, net                                                       2,981,662        3,663,466
Goodwill, net                                                                              6,159,392        6,552,863
Other assets, net                                                                          1,682,644        1,930,456
                                                                                       -------------     ------------
                                                                                         $53,706,848       43,872,983
                                                                                       =============     ============

                                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                          $2,812,775        2,220,045
Accrued expenses                                                                           3,795,353        3,224,369
Accrued commissions                                                                        1,485,371        1,451,180
Income tax payable                                                                                --            9,239
Deferred revenue                                                                             962,752          937,602
                                                                                       -------------     ------------
                                                   TOTAL CURRENT LIABILITIES               9,056,251        7,842,435

Refundable deposits                                                                          192,000          194,000
Accrued expenses, less current portion                                                       689,335          642,880
Deferred royalty revenue, less current portion                                               133,333          433,333
Deferred income taxes                                                                        154,059          184,997
Long-term obligations                                                                         97,730          560,000
Commitments and contingencies

Stockholders' equity:
Convertible preferred stock:
Series C - par value $.001 per share; authorized 2,000,000 shares;
  2,000,000 issued and outstanding at September 30, 1999 and
  December 31, 1998, respectively                                                              2,000            2,000
Series D - par value $.001 per share; authorized 2,000,000 shares;
  2,000,000 issued and outstanding at September 30, 1999 and
  December 31, 1998, respectively                                                              2,000            2,000
Common stock - par value $.001 per share; authorized 40,000,000 shares;
  17,667,130 and 13,332,835 shares issued at September 30, 1999 and
  December 31, 1998, respectively                                                             17,677           13,333
Additional paid-in capital                                                                78,565,376       59,407,392
Stock subscription receivable                                                             (1,140,000)      (1,140,000)
Accumulated deficit                                                                      (33,541,829)     (23,748,303)
Less treasury stock, at cost;  140,200 common shares at
  September 30, 1999 and December 31, 1998                                                  (521,084)        (521,084)
                                                                                       -------------     ------------
                                                                                          43,384,140       34,015,338
                                                                                       -------------     ------------
                                                                                         $53,706,848       43,872,983
                                                                                       =============     ============


 See accompanying independent auditors' review report and notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended                        Nine Months Ended
                                                              September 30,                            September 30,
                                                    -----------------------------------       ----------------------------------
                                                        1999                 1998                1999                 1998
                                                    -------------        -------------        -------------        -------------

REVENUES:
  PRODUCTS                                            $ 6,108,109            4,826,834           15,343,959           13,130,919
  ROYALTIES                                               753,928              295,000            1,463,928              816,917
  SERVICES                                                 79,530              138,780              283,535              504,977
                                                    -------------         ------------        -------------        -------------
                                                        6,941,567            5,260,614           17,091,422           14,452,813
COST OF REVENUE:
  PRODUCT COST                                          2,764,541            1,444,653            7,091,528            4,334,274
  COST OF SERVICES                                         34,992               61,063              124,755              222,190
                                                    -------------         ------------        -------------        -------------

GROSS PROFIT                                            4,142,034            3,754,898            9,875,139            9,896,349

RESEARCH, DEVELOPMENT AND
  REGULATORY EXPENSES                                     766,514              923,850            2,256,684            2,485,194

OTHER GENERAL AND ADMINSTRATIVE
  EXPENSES                                              4,349,144            3,239,836           12,147,427            8,073,145
SELLING RELATED EXPENSES                                1,634,967            1,421,818            3,828,488            3,385,971
AMORTIZATION OF INTANGIBLES                               634,071              542,577            1,902,213            1,677,598
                                                    -------------         ------------        -------------        -------------
                                                        6,618,182            5,204,231           17,878,128           13,136,714
                                                    -------------         ------------        -------------        -------------

LOSS FROM OPERATIONS                                  (3,242,662)           (2,373,183)         (10,259,673)          (5,725,559)

OTHER INCOME AND EXPENSES
  Interest and dividend income                            247,662              224,525              541,832              450,823
  Interest expense                                        (27,500)              (1,272)             (75,685)            (721,813)
  Gain on sale of subsidiaries and securities                  --                   --                   --              364,452
                                                    -------------         ------------        -------------        -------------

NET LOSS BEFORE INCOME TAXES                           (3,022,500)          (2,149,930)          (9,793,526)          (5,632,097)

INCOME TAX EXPENSE                                             --                   --                   --              232,213
                                                    -------------         ------------        -------------        -------------

NET LOSS                                               (3,022,500)          (2,149,930)          (9,793,526)          (5,864,310)

CONVERSION DISCOUNT ON
  PREFERRED STOCK                                              --                   --                   --             (858,872)

PREFERRED STOCK ACCRETION AND
  DIVIDEND REQUIREMENTS                                        --                   --                   --           (2,751,953)
                                                    -------------         ------------        -------------        -------------

LOSS ATTRIBUTABLE TO COMMON
  SHAREHOLDERS                                        $(3,022,500)          (2,149,930)          (9,793,526)          (9,475,135)
                                                    =============         ============        =============        =============

LOSS PER COMMON SHARE
  Basic and Diluted:                                  $     (0.17)               (0.17)               (0.62)               (0.79)
                                                    =============        =============        =============        =============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING
  Basic and Diluted:                                   17,455,000           12,935,000           15,691,000           11,969,000
                                                    =============        =============        =============        =============


 See accompanying independent auditors' review report and notes to condensed consolidated financial statements

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (Unaudited)


                                                           Three Months Ended                         Nine Months Ended
                                                              September 30,                             September 30,
                                                     ---------------------------------         ---------------------------------
                                                        1999                 1998                 1999                 1998
                                                     -------------        ------------         ------------         ------------
NET LOSS                                               $(3,022,500)         (2,149,930)          (9,793,526)         (9,475,135)


OTHER COMPREHENSIVE LOSS:

Reversal of unrealized gain on marketable
securities (net of tax of $353,675 for the nine
month period ended September 30, 1998)                          --                  --                   --            (577,048)


Reclassification adjustment for gains
included in net loss (net of tax of $16,825 for
the nine month period ended September 30, 1998)
                                                                --                  --                  --              (27,452)
                                                     -------------        ------------         ------------         ------------

COMPREHENSIVE LOSS                                     $(3,022,500)         (2,149,930)          (9,793,526)        (10,079,635)
                                                     =============        ============         ============         ============


 See accompanying independent auditors' review report and notes to condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                                                     1999                  1998
                                                                                --------------         -------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net loss                                                                        $ (9,793,526)           (5,864,310)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Gain on sale of subsidiaries and securities                                               --              (364,452)
  Depreciation and amortization                                                      2,430,890             2,559,904
  Warrants and options issued in conjunction with consulting agreements                187,192                    --
  Increase in accounts and notes receivable                                         (1,169,238)           (4,676,783)
  Decrease (increase) in inventories                                                    81,701            (1,647,853)
  Increase (decrease) in accounts payable                                              592,730               (95,132)
  Increase (decrease) in accrued expenses                                              651,630               (88,520)
  Increase (decrease) in income taxes                                                   (9,239)             (873,582)
  Increase (decrease) in deferred revenue                                             (274,850)              933,333
  Other                                                                               (425,192)              466,003
                                                                                --------------         -------------

NET CASH USED IN OPERATING ACTIVITIES                                               (7,727,902)           (9,651,392)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment, net                                            (493,827)             (459,753)
  Proceeds from sale of investments                                                         --             6,527,452
  Net proceeds from exclusive license of patents                                            --             6,170,000
  Transfer to restricted cash account                                                       --            (4,200,000)
  Acquisition of other intangible assets                                                    --              (989,874)
  Proceeds from restricted cash account                                                     --             4,228,000
                                                                                --------------         -------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                                                          (493,827)           11,275,825

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                                             8,850,000                   --
  Repurchase of preferred stock                                                             --           (10,512,000)
  Net proceeds from exercise of stock options and warrants                           9,637,866               482,072
  Repayments of notes payable                                                               --            (2,000,000)
  Repayment of capital lease obligation                                                (19,659)                   --
  Proceeds from issuance of preferred stock                                                 --            15,819,555
                                                                                --------------         -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                           18,468,207             3,789,627
                                                                                --------------         -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                               10,246,478             5,414,060

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                                4,437,718             3,858,400
                                                                                --------------         -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $14,684,196             9,272,460
                                                                                ==============         =============

See accompanying independent auditors' review report and notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Nine Month Periods Ended September 30, 1999 and 1998


NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (the Company) as of September 30, 1999, and for the three and nine month periods ended September 30, 1999 and 1998, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the operating results for the full year. The report of KPMG LLP, independent auditors, commenting upon their review accompanies the condensed consolidated financial statements included in
         Item 1 of Part I.

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

NOTE 3   INVENTORIES

         Inventories, which consist primarily of excimer and erbium laser systems, and related parts and components, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. The components of inventories at September 30, 1999 and December 31, 1998 are summarized as follows:

                                       September 30, 1999     December 31, 1998
                                       ------------------     -----------------
         Raw materials                       $5,290,200            5,226,146
         Work-in process                      1,417,434            1,837,460
         Finished goods                         865,923            1,046,756
         Test equipment - clinical trials       439,114              407,274
                                           ------------          -----------
                                             $8,012,671            8,517,636
                                           ============          ===========


NOTE 4   CAPITAL LEASES

         During the quarter ended March 31, 1999, LaserSight entered into a capital lease agreement for blade manufacturing equipment. During the quarter ended September 30, 1999, LaserSight sold the equipment to its contract blade manufacturer, who assumed all liability associated with the capital lease, which approximated the net book value of the equipment.

NOTE 5   STOCKHOLDERS' EQUITY

         Private Placement

         On March 23, 1999, LaserSight closed a transaction for the sale of 2,250,000 shares of Common Stock to a total of six investors, including Pequot Capital Management, Inc. (Pequot) and TLC Laser Eye Centers Inc. (TLC), in exchange for LaserSight receiving $9 million in cash. In addition, the investors received a total of 225,000 warrants to purchase Common Stock at $5.125 each, the Common Stock closing price on March 22, 1999.

         During the nine months ended September 30, 1999, LaserSight received approximately $9.6 million from the exercise of warrants and stock options, resulting in the issuance of 2,094,295 shares of Common Stock.

NOTE 6   SEGMENT INFORMATION

         The Company operates principally in three operating segments: refractive products, patent services and health care services. Refractive product operations primarily involve the development, manufacture, and sale of ophthalmic lasers and related devices for use in vision correction procedures. Patent services involve the revenues and expenses generated from the ownership of certain refractive laser procedure patents, and health care services provides health and vision care consulting services to hospital, managed care companies and physicians.

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

         The table below summarizes information about reported segments as of and for the three months ended September 30, 1999 and 1998:

                                                                                        Depreciation
                                        Operating       Operating                           and             Capital
                                        Revenues      Profit (Loss)        Assets       Amortization     Expenditures
                                        ---------    -------------        -------       ------------      ------------
     1999
     Operating profit segments:
        Refractive products
         related                        6,108,109       (3,074,993)       28,782,268         534,087       *  563,838
        Patent services                   753,928          623,645         3,432,118         129,330               --
        Health care services               79,530         (218,076)        3,711,357          70,731              805
        General corporate                      --         (504,064)       14,944,756           2,227            6,845
        Developmental stage
         company - LaserSight
         Centers, Inc.                         --          (69,174)        2,836,349          69,174               --
                                      -----------      -----------      ------------    ------------      -----------
     Consolidated total                 6,941,567       (3,242,662)       53,706,848         805,549          571,488
                                      ===========      ===========      ============    ============      ===========
     1998
     Operating profit segments:
        Refractive products
         related                        4,826,834       (1,751,850)       29,238,737         401,090          155,031
        Patent services                   295,000           97,159         3,809,062         129,330               --
        Health care services              138,780         (101,980)        4,039,481          78,333           10,251
        General corporate                      --         (547,338)        9,405,047             687            5,030
        Developmental stage
         company - LaserSight
         Centers, Inc.                         --          (69,174)        3,104,837          69,174               --
                                      -----------      -----------      ------------    ------------      -----------
     Consolidated total                 5,260,614       (2,373,183)       49,597,164         678,614          170,312
                                      ===========      ===========      ============    ============      ===========


* Includes $423,264 reclassified from inventory related to laser systems used for training and other internal activities.


         The table below summarizes information about reported segments as of and for the nine months ended September 30, 1999 and 1998:


                                                                                        Depreciation
                                        Operating       Operating                           and            Capital
                                        Revenues      Profit (Loss)         Assets      Amortization    Expenditures
                                        --------      ------------         -------      ------------    ------------
     1999
     Operating profit segments:
        Refractive products
         related                       15,343,959       (9,099,390)       28,782,268       1,617,364      **  904,945
        Patent services                 1,463,928        1,074,985         3,432,118         387,990               --
        Health care services              283,535         (486,314)        3,711,357         212,193              805
        General corporate                      --       (1,541,432)       14,944,756           5,821           11,341
        Developmental stage
         company - LaserSight
         Centers, Inc.                         --         (207,522)        2,836,349         207,522               --
                                      -----------      -----------      ------------    ------------      -----------
     Consolidated total                17,091,422      (10,259,673)       53,706,848       2,430,890          917,091
                                      ===========      ===========      ============    ============      ===========

     1998
     Operating profit segments:
        Refractive products
         related                       13,130,919       (3,824,696)       29,238,737       1,143,487          424,496
        Patent services                   816,917          222,121         3,809,062         437,857               --
        Health care services              504,977         (442,759)        4,039,481         233,276           30,228
        General corporate                      --       (1,472,703)        9,405,047           2,061            5,030
        Developmental stage
         company - LaserSight
         Centers, Inc.                         --         (207,522)        3,104,837         207,522               --
                                      -----------      -----------      ------------    ------------      -----------
     Consolidated total                14,452,813       (5,725,559)       49,597,164       2,024,203          459,754
                                      ===========      ===========      ============    ============      ===========


** Includes $423,264 reclassified from inventory related to laser systems used for training and other internal activities.

         Amortization of deferred financing costs and accretion of discount on note payable of $535,701 for the nine months ended September 30, 1998 is included as interest expense in the accompanying condensed consolidated statement of operations.

NOTE 7   LINE OF CREDIT

         Revolving Credit Agreement

         On June 29, 1999, LaserSight established a $2.5 million revolving line of credit (Credit Agreement) with The Huntington National Bank (Huntington). Under the Credit Agreement, LaserSight has the option to borrow amounts at a rate per annum equal to one half of one percent (1/2%) above the Prime Rate. Borrowings are intended for short term working capital needs or such other purposes as may be approved by Huntington. The Credit Agreement requires LaserSight to maintain a specific liquidity level and minimum tangible net worth. The terms of the Credit Agreement extend to June 30, 2000. At September 30, 1999, LaserSight had no outstanding borrowings under the Credit Agreement.

NOTE 8   SUBSEQUENT EVENT

         Technology Development and License Agreement

         On October 23, 1999, LaserSight entered into a technology development and exclusive license agreement with Quadrivium, L.L.C. covering patents and patent applications related to a corneal reshaping procedure that achieves a refractive correction utilizing low levels of infrared energy, or photothermal keratoplasty (PTK). LaserSight issued 200,000 common shares to Quadrivium. Such shares, valued at approximately $3.0 million, were placed into escrow. If LaserSight determines the technology is capable of producing a commercially viable system in accordance with the agreement, half of the shares will be released from escrow. Otherwise, all shares will be returned to LaserSight. On the date that clinical trials using this technology are completed, if LaserSight determines that the international commercialization of the PTK system is viable, the remaining shares will be released from escrow. Otherwise, the remaining shares will be returned to LaserSight.

                       Independent Auditors' Review Report
                       -----------------------------------



The Board of Directors
LaserSight Incorporated:

We have reviewed the condensed consolidated balance sheet of LaserSight Incorporated and subsidiaries as of September 30, 1999, and the related condensed consolidated statements of operations, comprehensive loss, and cash flows for the three-month and nine-month periods ended September 30, 1999 and 1998. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of LaserSight Incorporated and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 25, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                 /s/ KPMG LLP

St. Louis, Missouri
October 22, 1999

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

         LaserSight is principally engaged in the manufacture and supply of narrow beam scanning excimer laser systems, keratomes, keratome blades and other related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of over 250 laser systems outside the U.S., including approximately 80 of our LaserScan LSX (TM)laser systems.

Results of Operations

         The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                                                              Percent Increase (Decrease)
                                                                                                   Over Prior Periods
                                         Three Months            Nine Months            Three Months            Nine Months
                                             Ended                  Ended                   Ended                   Ended
                                         September 30,          September 30,           September 30,           September 30,
                                        1999      1998         1999      1998         1999 vs. 1998           1999 vs. 1998
                                        ----      ----         ----      ----         -------------           -------------

Revenues
  Refractive Products                   88.0%     91.8%        89.8%     90.9%             26.5%                   16.9%
  Royalties                             10.9       5.6          8.6       5.7             155.6                    79.2
  Health Care Services                   1.1       2.6          1.6       3.5             (42.7)                  (43.9)
                                       -----     -----        -----     -----
  Net Revenues                         100.0     100.0        100.0     100.0              32.0                    18.3
Cost of Revenue                         40.3      28.6         42.2      31.5              85.9                    58.4
                                       -----     -----        -----     -----
Gross Profit                            59.7      71.4         57.8      68.5              10.3                    (0.2)
R&D & Regulatory                        11.0      17.6         13.2      17.2             (17.0)                   (9.2)
Other G&A                               62.7      61.6         71.1      55.9              34.2                    50.5
Selling Related                         23.6      27.0         22.4      23.4              15.0                    13.1
Amortization of Intangibles              9.1      10.3         11.1      11.6              16.9                    13.4
                                       -----     -----        -----     -----
Loss from Operations                   (46.7)    (45.1)       (60.0)    (39.6)             36.6                    79.2


(1) As a percentage of net revenues, the gross profit for products only for each of the three months ended September 30, 1999 and 1998, and the nine months ended September 30, 1999 and 1998, were 55%, 70%, 54%, and 67%, respectively.

(2) As a percentage of refractive product net sales, research, development and regulatory expenses for each of the three months ended September 30, 1999 and 1998, and the nine months ended September 30, 1999 and 1998, were 13%, 19%, 15% and 19%, respectively.

(3) As a percentage of refractive product net sales, selling-related expenses for each of the three months ended September 30, 1999 and 1998, and the nine months ended September 30, 1999 and 1998, were 27%, 29%, 25% and 26%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Net revenues for the nine months ended September 30, 1999 increased by $2.6 million, or 18%, to $17.1 million from $14.5 million for the comparable period in 1998.

         During the nine months ended September 30, 1999, refractive products revenues increased $2.2 million, or 17%, to $15.3 million from $13.1 million for the comparable period in 1998. This revenue increase was primarily the result of increased sales of its higher priced LaserScan LSX excimer laser system, resulting in an increased level of laser system sales. During the nine months ended September 30, 1999, excimer laser system sales accounted for approximately $13.9 million in revenues compared to $12.3 million in revenues over the same period in 1998. During the nine months ended September 30, 1999 and 1998, respectively, LaserScan LSX system sales accounted for 90% and 55%, respectively, of total excimer laser system sales. During the nine months ended September 30, 1999, 52 laser systems were sold compared to 42 system sales over the comparable period in 1998. The 52 systems sold during the first nine months of 1999 include 42 system sales to new customers and 10 LaserScan LSX excimer laser systems sold to existing customers to replace older laser systems. The latter systems were sold at discounted prices at a positive gross margin, though at a lower gross margin than sales to new customers. Additional improvements in refractive products related revenues during the nine months ended September 30, 1999 are attributable to an increase in the level of service contract revenues and increased revenues generated from our aesthetic product line, which was acquired in the second quarter of 1998. These increases were slightly offset by a reduction in revenues generated from miscellaneous part sales for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998.

         Net revenues from patent services for the nine months ended September 30, 1999 increased approximately $0.6 million, or 79%, to $1.5 million from $0.9 million for the comparable period in 1998, due to increased licensing fees.

         Net revenues from health care services for the nine months ended September 30, 1999 decreased approximately $0.2 million, or 44%, to $0.3 million from $0.5 million for the comparable period in 1998. This decrease was primarily attributable to a reduction in consulting services provided and was accompanied by a reduction in expenses of approximately $0.1 million over the nine months ended September 30, 1998. Such revenue and expense reductions are primarily the result of staffing reductions instituted during mid-1998 to more closely match the cost structure of this segment with anticipated revenues going forward.

         Cost of Revenue; Gross Profits. For the nine months ended September 30, 1999 and 1998, gross profit margins were 58% and 68%, respectively. The gross margin decrease during the nine months ended September 30, 1999 was primarily attributable to higher raw material costs relating to the LaserScan LSX excimer laser system of $1.4 million, an increase in manufacturing overhead of $0.3 million, an increase in our inventory obsolescence reserve of $0.7 million, and an increase of $0.2 million in raw materials relating our aesthetics division, which was acquired in April 1998.

         Research, Development and Regulatory Expense. Research, development and regulatory expenses for the nine months ended September 30, 1999 decreased by $0.2 million, or 9%, to $2.3 million from $2.5 million for the comparable period in 1998. We continued to develop our keratome systems, excimer laser systems and continued to pursue protocols in our effort to attain FDA approval. As a result of a continuation of these efforts plus the anticipated development of new product ideas, we expect research and development expenses during the remainder of 1999 to increase over levels incurred during the first three quarters of 1999. Regulatory expenses are expected to increase as a result of our continued pursuit of FDA approval, protocols added during 1999 related to the potential use of our laser systems for treatments utilizing the LASIK procedure and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA.

         Other   General  and   Administrative   Expenses.   Other  general  and
administrative expenses for the nine months ended September 30, 1999 increased $4.0 million, or 50%, to $12.1 million from $8.1 million for the comparable period in 1998. This increase was due to an increase in expenses related to our refractive products subsidiary of approximately $4.4 million over the comparable period in 1998. These included enhancements to the customer support and training, quality assurance, marketing, software development and engineering departments of $1.8 million, $0.4 million of costs relating to our efforts to develop our blade manufacturing operation, $0.4 million of higher depreciation and lease costs (including the second Orlando area facility and larger office space), $0.3 million of salaries, primarily resulting from staffing additions to accounting, information systems and human resources departments, and bad debt expense of $1.2 million, which represented a general increase in reserves. See "Risk Factors--Financial and Liquidity Risks--If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses, and we may experience difficulty collecting restructured receivables with extended payment terms." The total increase was partially offset by a $0.1 million reduction in the expenses of our TFG subsidiary and $0.1 million of expenses related to our patent services from the comparable period in 1998.

         Selling-Related Expenses. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the nine months ended September 30, 1999 increased $0.4 million, or 13%, to $3.8 million from $3.4 million during the comparable period in 1998. This increase was primarily attributable to an $0.8 million expense on warranty estimates being accrued resulting from higher sales and an increase in the per system estimate to provide annual warranty coverage from the comparable 1998 period. This increase was partially offset by a $0.4 million decrease in sales commissions. The levels of royalty fees, system installation and shipping costs were virtually unchanged.

         Amortization of Intangibles. During the nine months ended September 30, 1999, costs relating to the amortization of intangible assets increased by $0.2 million, or 13%, to $1.9 million from $1.7 million for the comparable period in 1998. Items directly related to the amortization of intangible assets are acquired technologies, patents, license agreements and goodwill.

         Loss From Operations. The operating loss for the nine months ended September 30, 1999 was $10.3 million compared to the operating loss of $5.7 million for the same period in 1998. This increase in the loss from operations was primarily due to the increase in other general and administrative expenses related to the sale of our refractive products and the decrease in our gross profit margin, partially offset by an improvement in the operating gain generated by our patent services subsidiary.

         Other Income and Expense. Interest and dividend income for the nine months ended September 30, 1999 was $0.6 million compared to $0.5 million for the comparable period in 1998. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense for the nine months ended September 30, 1999 was $0.1 million compared to interest expense of $0.7 million for the comparable period in 1998. Interest expense incurred during the nine months ended September 30, 1999 related primarily to an adjustment to the fair value of the warrant issued to Foothill Capital Corporation and interest paid on a capital lease obligation during the first half of 1999. Interest expense incurred during the nine months ended September 30, 1998 related primarily to the credit facility established with Foothill on April 1, 1997 which was repaid in full in June 1998. In addition to interest paid on the outstanding note payable balance, interest expense in 1998 included the amortization of deferred financing costs, the accretion of the discount on the note payable, and fees associated with amendments to the original loan agreement. During the nine months ended September 30, 1998, LaserSight recognized gains on the sale of subsidiaries and securities of $0.4 million resulting from the sale of marketable equity securities which were received in December 1997 in exchange for the sale of two health care subsidiaries.

         Income Taxes. For the nine months ended September 30, 1999, LaserSight had no income tax expense while income tax expense of $0.2 million was recognized during the nine months ended September 30, 1998. The net expense for the nine months ended September 30, 1998 is primarily the result of the payment of Japanese taxes in connection with a licensing transaction.

         Net Loss. Net loss for the nine months ended September 30, 1999, was $9.8 million compared to a net loss of $5.9 million for the comparable period in 1998. The increase in net loss for the nine months ended September 30, 1999 can be attributed to the increase in other general and administrative expenses related to our refractive products operations and the decrease in our gross profit margin, partially offset by an improvement in the operating gain generated by our patent services subsidiary.

         Loss Attributable to Common Shareholders. The loss attributable to common shareholders for the nine months ended September 30, 1998 was impacted by the $1.1 million premium paid on the repurchase of the 525 remaining shares of Series B Preferred Stock, the accretion of $0.6 million of financing costs related to such shares, the $0.8 million value of the conversion discount on the Series C Preferred Stock and Series D Preferred Stock, the impact of the $0.7 million premium paid on the first quarter 1998 repurchase of 351 shares of Series B Preferred Stock and the accretion of $0.4 million of financing costs related to such shares. The comparable period in 1999 was not impacted by any such adjustments.

         Loss Per Share. The loss per basic and diluted share decreased to $0.62 for the nine months ended September 30, 1999, compared to $0.79 for the comparable period in 1998. Of the basic and diluted losses per share for the nine months ended September 30, 1998, $0.30 was a result of the value of the conversion discount on preferred stock in accordance with EITF Topic D-60 and accretion and dividend requirements on the Series B Preferred Stock. During the nine months ended September 30, 1999, the weighted average shares of common stock outstanding increased primarily due to the exercise of options and warrants and the private placement completed in March 1999.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues. Net revenues for the three months ended September 30, 1999 increased by $1.6 million, or 32%, to $6.9 million from $5.3 million for the comparable period in 1998.

         During the three months ended September 30, 1999, refractive products revenues increased $1.3 million, or 27%, to $6.1 million from $4.8 million for the comparable period in 1998. This revenue increase was primarily the result of increased sales of its higher priced LaserScan LSX excimer laser system and an increased level of laser system sales. During the three months ended September 30, 1999, excimer laser system sales accounted for approximately $5.7 million in revenues compared to $4.5 million in revenues over the same period in 1998. During the three months ended September 30, 1999 and 1998, respectively, LaserScan LSX system sales accounted for 100% and 92%, respectively, of total excimer laser system sales. During the three months ended September 30, 1999, 19 laser systems were sold compared to 13 system sales over the comparable period in 1998. The 19 systems classified as sales in the third quarter of 1999 include 16 system sales to new customers and three LaserScan LSX excimer laser systems sold to existing customers to replace older laser systems. The latter systems were sold at discounted prices at a positive gross margin, though at a lower gross margin than sales to new customers. Additional improvements in refractive products related revenues during the three months ended September 30, 1999 compared to the third quarter of 1998 are attributable to an increase in the level of service contract revenues and revenues generated from the introduction of our blade products in July 1999, partially offset by a reduction in revenues associated with our aesthetic product line and miscellaneous part sales.

         Net revenues from patent services for the three months ended September 30, 1999 increased approximately $0.5 million, or 156%, to $0.8 million from $0.3 million for the comparable period in 1998, due to increased licensing fees.

         Net revenues from health care services for the three months ended September 30, 1999 decreased approximately $60,000, or 43%, to $80,000 from $140,000 for the comparable period in 1998. This decrease was primarily attributable to a reduction in consulting services provided. Decreased revenues have resulted in staffing reductions since mid-1998 to more closely match the cost structure of this segment with anticipated revenues going forward. During the third quarter of 1999, two senior level consultants were added with the expectation that they will generate additional revenues and improved operating results for the health care services segment.

         Cost of Revenue; Gross Profits. For the three months ended September 30, 1999 and 1998, gross profit margins were 60% and 71%, respectively. The gross margin decrease during the three months ended September 30, 1999 was primarily attributable to higher raw material costs relating to the LaserScan LSX excimer laser system of $0.8 million, an increase in manufacturing overhead of $0.2 million and an increase in our inventory obsolescence reserve of $0.3 million.

         Research, Development and Regulatory Expense. Research, development and regulatory expenses for the three months ended September 30, 1999 decreased by $0.1 million, or 17%, to $0.8 million from $0.9 million for the comparable period in 1998. We continued to develop our keratome systems, excimer laser systems and continued to pursue protocols in our effort to attain FDA approval. As a result of a continuation of these efforts plus the anticipated development of new product ideas, we expect research and development expenses during the fourth quarter of 1999 to increase over levels incurred during the first three quarters of 1999. Regulatory expenses are expected to increase as a result of our continued pursuit of FDA approval, protocols added during 1999 related to the potential use of our laser systems for treatments utilizing the LASIK procedure and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA.

         Other   General  and   Administrative   Expenses.   Other  general  and
administrative expenses for the three months ended September 30, 1999 increased $1.1 million, or 34%, to $4.3 million from $3.2 million for the comparable period in 1998. This increase was due to an increase in expenses incurred at our refractive products subsidiary of approximately $1.2 million over the comparable period in 1998. These included enhancements to the customer support and training, quality assurance, marketing, software development, manufacturing and engineering departments of $0.6 million, higher depreciation and lease costs (including the second Orlando area facility and larger office space) of $0.1 million, $0.1 million of salaries, primarily resulting from staffing additions to accounting, information systems and human resources departments and $0.4 million of bad debt expense, which represented a general increase in reserves. See "Risk Factors--Financial and Liquidity Risks--If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses, and we may experience difficulty collecting restructured receivables with extended payment terms."

         Selling-Related Expenses. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the three months ended September 30, 1999 increased $0.2 million, or 15%, to $1.6 million from $1.4 million during the comparable period in 1998. This increase was primarily attributable to a $0.5 million expense on warranty estimates being accrued resulting from higher sales and an increase in the per system estimate to provide annual warranty coverage from the third quarter of 1998. This increase was partially offset by a $0.3 million decrease in sales commissions.

         Amortization of Intangibles. During the three months ended September 30, 1999, costs relating to the amortization of intangible assets increased by $0.1 million, or 17%, to $0.6 million from $0.5 million for the comparable period in 1998. Items directly related to the amortization of intangible assets are acquired technologies, patents, license agreements and goodwill.

         Loss From Operations. The operating loss for the three months ended September 30, 1999 was $3.2 million compared to the operating loss of $2.4 million for the same period in 1998. This increase in the loss from operations was primarily due to the increase in other general and administrative expenses related to the sale of our refractive products and the decrease in our gross profit margin, partially offset by an improvement in the operating gain generated by our patent services subsidiary.

         Other Income and Expense. Interest and dividend income for the three months ended September 30, 1999 was $0.2 million, approximately the same as for the comparable period in 1998. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense for the three months ended September 30, 1999 and 1998 was not material.

         Income Taxes. For the three months ended September 30, 1999 and 1998, LaserSight had no income tax expense.

         Net Loss. Net loss for the three months ended September 30, 1999, was $3.0 million compared to a net loss of $2.1 million for the comparable period in 1998. The increase in net loss for the three months ended September 30, 1999 can be attributed to the increase in other general and administrative expenses related to our refractive products operations and the decrease in our gross profit margin, partially offset by an improvement in the operating gain generated by our patent services subsidiary.

         Loss Per Share. The loss per basic and diluted share was $0.17 for the three months ended September 30, 1999 and the comparable period in 1998. During the three months ended September 30, 1999, the weighted average shares of common stock outstanding increased primarily due to the exercise of options and warrants.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of funds have historically been from sales of preferred stock and common stock, sales of subsidiaries and patent rights and, to a lesser extent, our operating cash flows. We issued securities totaling approximately $14.8 million in 1997, $15.8 million in 1998 and $8.9 million in the first nine months of 1999, and received proceeds from the exercise of stock options and warrants of approximately $98,000 in 1997, $0.5 million in 1998 and $9.6 million in the first nine months of 1999. In addition, we sold subsidiaries and various patent rights, resulting in proceeds to us of approximately $10.5 million in 1997 and $12.7 million in 1998. We have principally used these capital resources to fund operating losses, working capital requirements, capital expenditures, acquisitions and retirement of debt. At September 30, 1999, we had an accumulated deficit of $33.5 million.

         We entered  into a $2.5  million  revolving  credit  facility  with The

Huntington National Bank in June 1999. We may borrow amounts under this credit facility at an annual rate equal to 0.5% above the prime rate for short-term working capital needs or for such other purposes as may be approved by Huntington. The credit agreement with Huntington expires on June 30, 2000 and requires us to maintain a specified liquidity level and tangible net worth levels. At September 30, 1999, we had no outstanding borrowings under this credit facility.

         Our working capital increased $9.9 million from $14.9 million at December 31, 1998 to $24.8 million as of September 30, 1999. This increase in working capital resulted primarily from the March 1999 private placement of common stock and warrants for gross proceeds of $8.9 million and the aggregate exercise price of $9.6 million received upon the exercise of stock options and warrants, offset primarily by cash used in operating activities of $7.7 million.

         Operating activities used net cash of $7.7 million during the first nine months of 1999, compared to $9.7 million of net cash used during the same period in 1998, and $14.3 million during the year ended December 31, 1998. We expect to incur a loss and a deficit in cash flow from operations for the fourth quarter of 1999 and the first quarter of 2000. There can be no assurance that we can regain or sustain profitability or positive operating cash flow in any subsequent fiscal period. Net cash used in investing activities of $0.5 million during the first nine months of 1999 can be attributed primarily to the purchase of furniture, equipment and leasehold improvements. As of September 30, 1999, we had no material commitments for capital expenditures. Net cash provided from financing activities during the first nine months of 1999 of $18.5 million resulted from the issuance of 2,250,000 shares of common stock and 225,000 warrants in a private placement to six investors for gross proceeds of $8.9 million (including $2.0 million each from TLC and Pequot Funds) and from the aggregate exercise price of $9.6 million received upon the exercise of stock options and warrants.

         We believe that our existing balances of cash and cash equivalents, together with our cash flows from operations, should be sufficient to fund our anticipated working capital requirements for the next 12 months in accordance with our current business plan. Our belief regarding future working capital requirements is based on various factors and assumptions including the commercial acceptance of our UltraEdge(TM) keratome blades, UniShaper(TM) single-use keratomes, LaserScan LSX excimer laser system and UltraShaper(TM) durable keratomes, the anticipated timely collection of receivables, and the absence of unanticipated product development and marketing costs. These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. Similarly, our long-term liquidity will be dependent on the successful entrance into the U.S. market with our laser systems, the successful entrance into U.S. and international markets of our keratome products, and our ability to collect our receivables on a timely basis. We may seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. Other than the $2.5 million credit facility signed in June 1999 with The Huntington National Bank, we currently do not have any commitments for additional financing.

         CUSTOMER PAYMENT TERMS

         Our sales have historically been and are expected to continue to be denominated in U.S. dollars. The EU's conversion to a common currency, the Euro, is not expected to have a material impact on our pricing, financial condition or results of operations.

         Laser system sales in international markets are generally to hospitals or established and licensed ophthalmologists. Unless a letter of credit or other acceptable security has been obtained, a significant down payment or deposit is generally required at or before installation, and we maintain regular contact with customers as routine maintenance work must be provided by LaserSight personnel or our distributors. Maintenance services can be withheld should payment terms not be met. At September 30, 1999, we were the payee on letters of credit with foreign financial institutions aggregating approximately $1.3 million (compared to approximately $2.5 million at December 31, 1998).

         On occasion, it is necessary to meet a competitor's more liberal terms of payment. In those and other cases, we may provide term financing. Our internally-financed sales with repayment periods exceeding 18 months (measured from the installation date) decreased from 13 systems in both 1996 and 1997, to 10 systems in 1998 and consisted of three systems during the nine months ended September 30, 1999. There can be no assurance as to the terms or amount of third-party financing, if any, that our customers may obtain in the future. In our experience, sales of major capital equipment such as excimer laser systems in certain areas, including much of South and Central America, often require payment terms ranging from 12 to 24 months. See "Risk Factors--Financial and Liquidity Risks--If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses, and we may experience difficulty collecting restructured receivables with extended payment terms."

         We expect to benefit from the favorable payment terms associated with keratome products. Direct sales will be handled with payment in cash or by credit card at time of shipment of product. Distributor orders will be secured with letters of credit, prepayment, or up to 30-day terms. The relatively low product price and the prospect of repeat orders necessitates such payment terms, rather than extended terms often offered for higher cost capital equipment.

       YEAR 2000 COMPLIANCE

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

         IT Systems. Our IT systems are microcomputer-based and consist of standard software purchased from outside vendors. All software has been identified and assessed to determine the extent of modification required in order to be Y2K compliant. We believe our hardware and software, except the financial and accounting software described below, has been made Y2K compliant through vendor-provided updates or replacement with other Y2K compliant hardware and software. We, as has been planned for some time, are also replacing our financial and accounting software, and expect to have the new software implemented in November 1999. The vendors of our financial and accounting software have represented to us that the software is Y2K compliant. Our IT inventory related to Y2K compliance is substantially complete, the remediation assessment of problem areas is substantially complete, an0 testing, including validation of compliance, is substantially complete.

         Non-IT Systems. For our Non-IT systems, we have identified third parties with which we have a significant relationship that, in the event of a Y2K failure, could have a material impact on our business, financial condition or results of operations. The third parties include utility suppliers, material and supply vendors, communication vendors and our significant distributors. Some of these relationships, especially those associated with certain suppliers, are material to us and a Y2K failure by one or more of these parties could have a material adverse effect on our business, financial condition and results of operations. We are corresponding with these business partners and service providers to assess their ability to support our operations with respect to each of their Y2K issues. The issues that are identified as part of this process are being prioritized in order of significance to our operations and we will take corrective action as appropriate. We have contacted all of our significant vendors, business partners and service providers. We have received and assessed responses from over 95% of such persons, and are continuing to monitor the Y2K compliance of critical vendors, business partners and service providers on an ongoing basis.

         Products. We believe our current production model, the LaserScan LSX excimer laser system, will not suffer Y2K problems as all applicable components and the software have been validated and tested. Older models, generally manufactured in the first half of 1998 and earlier, may require upgraded software and/or hardware in order to function. We are notifying affected users and generally offer such upgrades at additional cost to the user. Such upgrades are currently available and, in addition to resolving potential Y2K problems, also provide for more efficient system performance.

      We have developed contingency plans for Y2K issues which, if not timely resolved, could have a significant impact on our operations. These plans are intended to minimize the impact of failure to achieve Y2K compliance. Such contingency plans are substantially complete although we will continue to monitor our plans as a result of future events and circumstances.

      We estimate the costs to address Y2K issues will total $125,000, of which approximately $90,000 has been incurred to date. Such costs will be expensed as incurred, and will exclude the costs of our new financial and accounting software. Y2K compliance related costs are estimated to be 50% of our total IT expense budget through the end of 1999. No material IT projects are expected to be delayed. The costs and time necessary to complete the Y2K modification and testing processes are based on our best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. Our Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Y2K readiness program described above are subject to change.

RISK FACTORS AND UNCERTAINTIES

The business, results or operations and financial condition of LaserSight and the market price of it's Common Stock may be adversely affected by a variety of factors, including the factors listed below:

Industry and Competitive Risks

         WE CANNOT ASSURE YOU THAT OUR LASERSCAN LSX LASER SYSTEM WILL ACHIEVE MARKET ACCEPTANCE IN THE U.S.

         We only recently received, the Food & Drug Administration approval necessary for the commercial sale of our LaserScan LSX excimer laser system in the U.S. and expect our first commercial shipments to U.S. customers to occur during the first quarter of 2000. Our previous experience marketing and selling our LaserScan LSX excimer laser system in the U.S. has been limited to sales to refractive surgeons participating in our FDA clinical trials. We continue to consider strategic marketing alliances and licensing arrangements to assist us in marketing our products. We can not provide assurance as to the terms, timing or occurrence of such alliances or arrangements.

         THE VISION CORRECTION INDUSTRY CURRENTLY CONSISTS OF A FEW ESTABLISHED PROVIDERS WITH SIGNIFICANT MARKET SHARES AND WE MAY ENCOUNTER DIFFICULTIES COMPETING IN THIS HIGHLY COMPETITIVE VISION CORRECTION INDUSTRY.

         The vision correction industry is subject to intense, increasing competition, and we do not know if we will be able to compete successfully against our current and future competitors. Many of our competitors have established products, distribution capabilities and customer service networks in the U.S. marketplace, are substantially larger and have greater brand recognition and greater financial and other resources than we do. VISX, Incorporated, the current industry leader for excimer laser system sales in the U.S., sold laser systems which performed a significant majority of the laser vision correction procedures performed in the U.S. in 1998. Similarly, Bausch & Lomb sold a significant majority of the keratomes used by refractive surgeons in the U.S. in 1998. Two of our other competitors, Summit Technology, Inc. and Autonomous Technology Corporation, merged in April 1999. The merger resulted in a combined entity with enhanced market presence, technology base and distribution capabilities and provided Summit with a narrow beam laser technology platform which will enable Summit to compete more directly with our narrow beam LaserScan LSX excimer laser system. In addition, as a result of the merger, the combined entity will be able to sell narrow beam laser systems under a royalty-free license to certain VISX patents.

         MANY OF OUR COMPETITORS RECEIVED EARLIER REGULATORY APPROVALS
THAN US AND MAY HAVE A COMPETITIVE ADVANTAGE OVER US DUE TO THE SUBSEQUENT EXPANSION OF THEIR REGULATORY APPROVALS AND THEIR SUBSTANTIAL EXPERIENCE IN THE U.S. MARKET.

         We received the FDA approval necessary for the commercial sale of our LaserScan LSX excimer laser system in the U.S. in November 1999, and expect our first commercial shipments to customers in the U.S. to occur during the first quarter of 2000. Our direct competitors include large corporations such as VISX and Summit, each of whom received FDA approval of excimer laser systems more than three years ago and has substantial experience manufacturing, marketing and servicing laser systems in the U.S. In addition to VISX, Summit, and Nidek which have already received approval to sell their laser systems in the U.S., Bausch & Lomb is expected to obtain FDA approval for their laser system in the near future.

         In the U.S., a manufacturer of excimer laser vision correction systems gains a competitive advantage by having its systems approved by the FDA for a wider range of treatments. Initial FDA approvals of excimer laser vision correction systems historically have been limited to PRK treatment of low to moderate nearsightedness, with additional approvals for other and broader treatments granted only as a result of subsequent FDA applications and clinical trials. Our LaserScan LSX is currently approved only for the PRK treatment of low to moderate nearsightedness (up to -6.0 diopters) without astigmatism using a pulse repetition rate of 100 Hz, and its use for the treatment of higher levels of nearsightedness (up to -10.0 diopters) is allowed only if the refractive surgeon deems it to be reasonable. Currently, excimer laser vision correction systems manufactured by VISX, Summit and Nidek have been approved for higher levels of nearsightedness than the LaserScan LSX and are also approved for the treatment of nearsightedness with astigmatism for which the LaserScan LSX currently does not have approval. The VISX and Summit excimer laser systems are also approved for the treatment of moderate farsightedness. Although we have submitted applications to the FDA for approval for the treatment of nearsightedness with astigmatism and we expect to file a PMA supplement in the near future which would permit our laser systems sold to customers in the U.S. to operate at a 200 Hz pulse rate, if the FDA does not approve our pending and expected applications in a timely manner or at all, our ability to compete effectively in the U.S. may be severely impaired.

         Summit's Apex Plus Excimer Laser Workstation recently received FDA approval for the LASIK treatment of nearsightedness with or without astigmatism. The approval is for the correction of myopia in the range of 0D to -14.0D with or without astigmatism in the range of -0.5D to -5.0D. The Summit laser system is currently the only laser system commercially available in the U.S. with FDA approval for use in LASIK. Laser systems manufactured by other companies approved by FDA for PRK, including VISX, Nidek, and LaserSight, are routinely used off-label to perform LASIK. A physician may decide, as part of the practice of medicine, to use a medical device outside of its FDA-approval indications for an unapproved or "off-label" use. Prior to Summit's approval, all LASIK procedures performed in the U.S. with commercially available lasers were performed as the practice of medicine. Summit's receipt of LASIK-specific FDA regulatory approval could be a significant competitive advantage which could impede our ability to successfully introduce our LaserScan LSX system in the United States or discourage physicians from using our or other manufacturers' lasers off-label. Our failure to successfully effect our product introduction in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

          We have developed both a single use, disposable keratome product, the UniShaper, formerly known as the A*D*K (TM), and a multiple use durable keratome product, the UltraShaper. The keratome is a surgical instrument used during LASIK procedures to produce a corneal flap for this procedure. Based on reports of industry analysts and our observations, we believe that during 1998, LASIK captured a majority of refractive laser surgery cases and has emerged as many surgeon's and patient's choice for laser refractive surgery both in the U.S. and internationally. FDA clearance for keratome systems is significantly simpler than the approval process for laser systems and generally takes 90 days or less.We have received FDA clearance on the UniShaper and, based our interactions with the FDA, believe it is reasonable to expect clearance on the UltraShaper in the fourth quarter of 1999. However, we can not be certain as to the receipt or the timing of receipt of such clearance. The use of our keratome products is not required to perform LASIK procedures.

         All of our principal competitors in the keratome business, including current market leader Bausch & Lomb, received FDA clearance prior to the commercialization of our keratome products and have substantial experience marketing their keratome products. The established market presence in the U.S. of previously-approved laser systems and keratome products, as well as the entry of new competitors into the market upon receipt of new or expanded regulatory approvals, could impede our ability to successfully introduce our LaserScan LSX system in the U.S. and our keratome products worldwide and may have a material adverse effect on our business, financial condition and results of operations.

         WE CANNOT ASSURE YOU THAT OUR KERATOME PRODUCTS WILL ACHIEVE MARKET ACCEPTANCE, AND WE ARE SIGNIFICANTLY DEPENDENT UPON OUR MARKETING ALLIANCE WITH BECTON DICKINSON WITH RESPECT TO SALES OF OUR KERATOME PRODUCTS.

         We began to roll out our MicroShape family of keratome products only recently with the commercial launch of our UltraEdge keratome blades in July 1999 and anticipate the first shipments of our UniShaper single-use keratomes and control consoles before the end of 1999. Keratomes are surgical devices used to create a corneal flap immediately prior to LASIK laser vision correction procedures. We anticipate the commercial launch of our UltraShaper durable keratomes in late 1999 or the first quarter of 2000 after completion of clinical testing and the validation and receipt of necessary FDA clearance. We cannot assure as to the timing of receipt of FDA clearance, if at all, or that there will not be unanticipated delays in the launch of our UltraShaper durable keratome. Our UniShaper single-use keratome is the first disposable keratome product to be commercially marketed, and we cannot assure you that refractive surgeons, including in particular refractive surgeons who perform a large volume of LASIK procedures, will accept our UniShaper product as a replacement for or a supplement to the durable keratomes traditionally used to create corneal flaps. Our UltraShaper durable keratome incorporates the features found in the Automated Corneal Shaper keratome previously marketed by Bausch & Lomb with new enhancements and features. However, Bausch & Lomb has not aggressively marketed or serviced the ACS since 1997 when we licensed the rights to commercially market keratomes based on the same technology and has successfully transitioned a large number of refractive surgeons from the ACS to its Hansatome durable keratome product. We believe that many refractive surgeons learned to perform the LASIK procedure using the ACS and prefer that surgical technique, which is also used to operate our UltraShaper durable keratome, to that required to operate the Hansatome keratome product. However, we cannot assure you that we will be successful in achieving broad market acceptance of our UltraShaper durable keratome or our other keratome products.

         Successful implementation of our keratome product sales strategy is significantly dependent upon our marketing alliance with Becton Dickinson. Pursuant to our October 1999 distribution agreement, Becton Dickinson will be, subject to limited exceptions, the exclusive distributor of our keratomes and keratome related products in the U.S., the U.K., Ireland and Japan, and will have a non-exclusive right to distribute kits including keratome products in other countries. While our distribution agreement with Becton Dickinson has a five year term, it is subject to early termination in certain circumstances, including if Becton Dickinson does not achieve minimum sales levels. If we cannot successfully market and sell our keratome products or our marketing alliance with Becton Dickinson fails to benefit us as expected, we may not be able to execute our business plan, which would have a material adverse effect on our business, financial condition and results of operations. See "--Company and Business Risks -- Required minimum payments under our UniShaper license agreement may exceed our gross profits from sales of our UniShaper product."

         BECAUSE THE SALE OF OUR PRODUCTS IS DEPENDENT ON CONTINUED MARKET ACCEPTANCE OF LASER-BASED REFRACTIVE EYE SURGERY USING THE LASIK PROCEDURE, THE LACK OF BROAD MARKET ACCEPTANCE WOULD HURT OUR BUSINESS.

         We believe that whether we achieve profitability and growth will depend, in part, upon continued acceptance of laser vision correction using the LASIK procedure in the U.S. and other countries. We cannot be certain that laser vision correction will continue to be accepted by either the refractive surgeons or the public at large as an alternative to existing methods of treating refractive vision disorders. The acceptance of laser vision correction and, specifically, the LASIK procedure may be adversely affected by:

         o possible concerns relating to safety and efficacy, including the predictability and stability of results;
         o    the public's general resistance to surgery;
         o the effectiveness and lower cost of alternative methods of correcting refractive vision disorders;
         o    the lack of long-term follow-up data;
         o    the possibility of unknown side effects;
         o    the cost of the procedure;
         o    the lack of third-party reimbursement for the procedures; and
         o    possible  future  unfavorable   publicity   involving  patient
              outcomes from the use of laser vision correction.

         Unfavorable side effects and potential complications which may result from the use of laser vision correction systems manufactured by any manufacturer may broadly affect market acceptance of laser-based vision correction surgery. Potential patients may not distinguish between our scanning narrow beam technology and the laser technology incorporated by our competitors in their laser systems, and customers may not differentiate laser systems and procedures that have not received FDA approval from FDA-approved systems. Any adverse consequences resulting from procedures performed with a competitor's systems or an unapproved laser system could adversely affect consumer acceptance of laser vision correction in general. In addition, because laser vision correction is an elective procedure which is not typically covered by insurance and which involves more significant immediate expense than eyeglasses or contact lenses, adverse changes in the U.S. or international economy may cause consumers to reassess their spending choices and to select lower-cost alternatives for their vision correction needs. Any such shift in spending patterns could reduce the volume of LASIK procedures performed which would, in turn, reduce our revenues from per procedure fees and sales of single-use products such as our UniShaper keratome and our UltraEdge keratome blades.

         The failure of laser vision correction to achieve continued market acceptance could have a material adverse effect on our business prospects. Even if laser vision correction achieves and sustains market acceptance, sales of our keratome products could be adversely impacted if a laser procedure which does not require the creation of a corneal flap were to emerge as the procedure of choice.

         NEW PRODUCTS OR TECHNOLOGIES COULD ERODE DEMAND OF OUR PRODUCTS OR
MAKE THEM OBSOLETE, AND OUR BUSINESS COULD BE HARMED IF WE CANNOT KEEP PACE WITH ADVANCES IN TECHNOLOGY.

         In addition to competing with eyeglasses and contact lenses, excimer laser vision correction competes or may compete with newer technologies such as intraocular lenses, corneal rings and surgical techniques using different or more advanced types of lasers. Two products that may become competitive within the near term are intraocular lenses, which are pending FDA approval, and corneal rings, which were recently approved by the FDA. Both of these procedures involve lens implants, and their ultimate market acceptance is unknown at this time. To the extent that any of these or other new technologies are perceived to be clinically superior or economically more attractive than currently marketed excimer laser vision correction procedures or techniques, they could erode demand for our excimer laser and keratome products, cause a reduction in selling prices of such products or render such products obsolete. In addition, if one or more competing technologies achieve broader market acceptance or render laser vision correction procedures obsolete, it would have a material adverse effect on our business, financial condition and results of operations.

         As is typical in the case of new and rapidly evolving industries, the demand and market for recently-introduced products and technologies is uncertain, and we cannot be certain that our LaserScan LSX laser system, UniShaper single-use keratome, UltraShaper durable keratome, UltraEdge keratome blades or future new products and enhancements will be accepted in the marketplace. In addition, announcements or the anticipation of announcements of new products, whether for sale in the near future or at some later date, may cause customers to defer purchasing our existing products.

         If we cannot adapt to changing technologies, our products may become obsolete, and our business could suffer. Because the refractive vision correction market is characterized by rapid technological change, we may be unable to anticipate changes in our current and potential customers' requirements that could make our existing technology obsolete. Our success will depend, in part, on our ability to continue to enhance our existing products, develop new technology that addresses the increasingly sophisticated needs of our customers, license leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The development of our proprietary technology entails significant technical and business risks. We may not be successful in using new technologies effectively or adapting our proprietary technology to evolving customer requirements or emerging industry standards.

Company and Business Risks

         WE WILL BE REQUIRED TO SIGNIFICANTLY EXPAND OUR U.S. MANUFACURING OPERATIONS TO MEET OUR BUSINESS PLAN AND MUST COMPLY WITH STRINGENT REGULATION OF OUR MANUFACTURING OPERATIONS.

         We intend to manufacture our LaserScan LSX laser systems for sale in the U.S. at our manufacturing facility in Winter Park, Florida, and to continue to manufacture our laser systems for sale in international markets at our manufacturing facility in Costa Rica. We have only limited experience manufacturing laser systems at our Florida facility. We cannot assure you that we will not encounter difficulties in scaling up production of our laser systems at our Florida facility, including problems involving production delays, quality control or assurance, component supply and lack of qualified personnel. In addition, we may move our U.S. manufacturing operations to another location in Winter Park, Florida leased by us, which could result in unanticipated problems and production delays.

         Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to extensive regulation by the FDA, including recordkeeping requirements and reporting of adverse experience with the use of the product. Our manufacturing facilities are subject to periodic inspection by the FDA, certain state agencies and international regulatory agencies. We require that our key suppliers comply with recognized standards as well as our own quality standards, and regularly test the components and sub-assemblies supplied to us. Any failure by us or our suppliers to comply with applicable regulatory requirements, including the FDA's Good Manufacturing Practice, or QSR/GMP, regulations, could cause production and distribution of our products to be delayed or prohibited, either of which could have a material adverse effect on our business, financial condition and results of operations.

         REQUIRED MINIMUM PAYMENTS UNDER OUR UNISHAPER LICENSE AGREEMENT MAY EXCEED OUR GROSS PROFITS FROM SALES OF OUR UNISHAPER PRODUCT.

         In addition to the risk that the UniShaper single-use keratome or UltraShaper durable keratome will not be accepted in the marketplace, we are required to make certain minimum payments to the licensors under our keratome limited exclusive license agreement. Under this agreement, we are required to provide an excimer laser system and pay a total of $300,000 in two equal installments due six and 12 months after the date of our acceptance of the production molds. We provided the laser system to the licensor during the quarter ended June 30, 1998, and our acceptance of the molds will be upon quality inspection of the first batch of product manufactured for commercial shipment to our specifications. We anticipate that commercial shipments of our UniShaper single-use keratome will commence in November or December 1999. In addition, beginning seven months after the first commercial shipment, we will be required to make royalty payments equal to 50% of our defined gross profits from the sale of our UniShaper and UltraShaper keratomes, with a minimum royalty of $400,000 per calendar quarter for a period of eight quarters. As a result of our obligations under this license arrangement, the minimum royalty payments we are required to make to the licensor may exceed our gross profits from sales of our UniShaper and UltraShaper keratomes. We are currently seeking to restructure this arrangement, but we can provide no assurance this effort will be successful.

         OUR FAILURE TO TIMELY OBTAIN OR EXPAND REGULATORY APPROVALS FOR PRODUCTS AND TO COMPLY WITH REGULATORY REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

         Our excimer laser systems and keratome products are subject to strict governmental regulations which materially affect our ability to manufacture and market these products and directly impact our overall business prospects. FDA regulations impose design and performance standards, labeling and reporting requirements, and submission conditions in advance of marketing for all medical laser products in the U.S. New product introductions, expanded treatment types and levels for approved products, and significant design or manufacturing modifications require a premarket clearance or approval by the FDA prior to commercialization in the U.S. The FDA approval process, which is lengthy and uncertain, requires underlying clinical studies and substantial commitments of financial and management resources. Failure to obtain or maintain regulatory approvals and clearances in the U.S. and other countries, or significant delays in obtaining these approvals and clearances, could prevent us from marketing our products for either approved or expanded indications or treatments, which could substantially decrease our future revenues. Additionally, product and procedure labeling and all forms of promotional activities are subject to examination by the FDA, and current FDA enforcement policy prohibits the marketing by manufacturers of approved medical devices for unapproved uses. Noncompliance with these requirements may result in warning letters, fines, injunctions, recall or seizure of products, suspension of manufacturing, denial or withdrawal of PMAs, and criminal prosecution. Laser products marketed in foreign countries are often subject to local laws governing health product development processes, which may impose additional costs for overseas product development. Future legislative or administrative requirements, in the U.S. or elsewhere, may adversely affect our ability to obtain or retain regulatory approval for our products. The failure to obtain required or expanded approvals on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

         OUR BUSINESS DEPENDS ON OUR INTELLECTUAL PROPERTY RIGHTS, AND IF WE ARE UNABLE TO PROTECT THEM, OUR COMPETITIVE POSITION MAY BE ADVERSELY AFFECTED.

         Our business plan is predicated on our proprietary systems and technology, including our scanning narrow beam laser systems. We protect our proprietary rights through a combination of patent, trademark, trade secret and copyright law, confidentiality agreements and technical measures. We generally enter into non-disclosure agreements with our employees and consultants and limit access to our trade secrets and technology. We cannot assure you that the steps we have taken will prevent misappropriation of our intellectual property. Misappropriation of our intellectual property would have a material adverse effect on our competitive position. In addition, we may have to engage in litigation or other legal proceedings in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity. These legal proceedings may consume considerable resources, including management time and attention, which would be diverted from the operation of our business, and the outcome of any such legal proceeding is inherently uncertain.

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

         While we are not currently involved in any material patent litigation, we have been the subject of patent infringement allegations in the past and such allegations are common in our industry. In 1992, Summit and Visx formed a U.S. partnership, Pillar Point Partners, to pool certain of their patents related to corneal sculpting technologies. As part of their agreement to dissolve Pillar Point in June 1998, Summit and Visx granted each other a worldwide, royalty free cross-license whereby each party will have full rights to license all existing patents owned by either company relating to laser vision correction for use with their systems. In connection with our March 1996 settlement of litigation with Pillar Point regarding alleged infringement by our lasers of certain U.S. patents, we agreed to notify Pillar Point before we begin manufacturing or selling our laser systems in the U.S. While we are not contractually obligated to anyone to obtain a license prior to selling our lasers in the U.S., one or more of our competitors may assert that such a license is required. As of the date of this report, we have not obtained a U.S. license from either Summit or Visx, and the terms of any license, if such license is granted, have not been determined.

         While we do not believe our laser systems or keratome products infringe any patents held by VISX, Summit or any other person, we can not assure you that one or more of our competitors will not assert that our products infringe their intellectual property, or that we will not in the future be deemed to infringe one or more patents owned by them or some other party. We could incur substantial costs and diversion of management resources defending any infringement claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to market one or more of our products. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products will be available on commercially reasonable terms, or at all.

         WE ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL
SALES.

         Our international sales accounted for 70% and 87% of our total revenues during the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively. In the future, we expect sales to international accounts will represent a lower percentage of our total sales [after the anticipated receipt of / as a result of our recent] regulatory approval to market our LaserScan LSX laser system in the U.S., the recent commercial launch of our UltraEdge keratome blades and our anticipated launch of the UniShaper single-use keratome. The majority of our international revenues for the nine months ended September 30, 1999 were to customers in Canada, Spain, Mexico, Italy, Belgium, France and Portugal, and for the year ended December 31, 1998 were to customers in Canada, China, Brazil, Mexico, Italy, Argentina, South Africa, and Turkey.

         International sales of our products may be limited or disrupted by:

         o    the imposition of government controls;
         o    export license requirements;
         o    economic or political instability;
         o    trade restrictions;
         o    difficulties in obtaining or maintaining export licenses;
         o    changes in tariffs; and
         o difficulties in staffing and coordinating communications among and managing international operations.

         Our sales have historically been and are expected to continue to be denominated in U.S. dollars. The European Economic Union's conversion to a common currency, the Euro, is not expected to have a material impact on our business. However, due to our significant export sales, we are subject to exchange rate fluctuations in the U.S. dollar, which could increase the effective price in local currencies of our products. This could result in reduced sales, longer payment cycles and greater difficulty in collecting receivables relating to our international sales.

         OUR SUPPLY OF CERTAIN CRITICAL COMPONENTS AND SYSTEMS MAY BE INTERRUPTED BECAUSE OF OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS.

         We currently purchase certain components used in the production, operation and maintenance of our laser systems and keratome products from a limited number of suppliers and certain key components are provided by a single vendor. For example, all of our keratome blades are manufactured exclusively by Becton Dickinson pursuant to our agreement with them, all of our UniShaper single-use keratome products are manufactured exclusively by Frantz Medical Development Ltd. pursuant to our agreement with them. We do not have written long-term contracts with providers of some key laser system components, including TUI Lasertechnik und Laserintegration GmbH, which currently is a single source supplier for the laser heads used in our LaserScan LSX excimer laser system. Any interruption in the supply of critical laser or keratome components could have a material adverse effect on our business, financial condition and results of operations. If any of our key suppliers cease providing us with products of acceptable quality and quantity in a timely fashion, we would have to locate and contract with a substitute supplier. If substitute suppliers cannot be located and qualified in a timely manner or could not provide required products on commercially reasonable terms, it would have a material adverse effect on our business, financial condition and results of operations.

         THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

         Our ability to maintain our competitive position depends in part upon the continued contributions of our executive officers and other key employees, especially Michael R. Farris, our president and chief executive officer, Michael
P. Dayton, our senior vice president and chief technical officer and J. Richard Crowley, our chief operating officer and the president and chief operating officer of our LaserSight Technologies subsidiary. A loss of one or more such officers or key employees could have a material adverse effect on our business. We do not carry "key person" life insurance on any other officers or key employees.

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

         FAILURE IF OUR Y2K COMPLIANCE EFFORTS, LACK OF COMPLIANCE BY OUR MATERIAL SUPPLIERS AND OTHER UNCERTAINTIES RELATED TO THE Y2K ISSUE COULD ADVERSELY AFFECT OUR BUSINESS.

         As many computer systems, software programs and other equipment with embedded chips or processors use only two digits rather than four to define the applicable year, they may be unable to process accurately certain data, during or after the year 2000. As a result, LaserSight as well as other business and governmental entities are at risk for possible miscalculations or systems failures attributed to the Year 2000, or Y2K, issue which could cause material disruptions in business operations. The Y2K issue concerns not only information systems and technology used by LaserSight, but also concerns third parties, such as our customers, vendors and distributors, using information systems and technology that may interact with or affect our operations. While we expect our Y2K compliance efforts to reduce significantly our level of uncertainty about the impact of Y2K issues affecting information technology and non-information technology systems and our product offerings, we cannot be certain that lack of compliance and/or costs related to the lack of Y2K compliance of third parties, business interruptions, litigation and other liabilities related to Y2K issues will not have a material adverse effect on our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance."

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

Financial and Liquidity Risks

         WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND OPERATING CASH FLOW DEFICITS AND WE EXPECT THAT OPERATING CASH FLOW WILL CONTINUE THROUGH AT LEAST THE FIRST QUARTER OF 2000.

         We experienced significant net losses and deficits in cash flow from operations for the nine months ended September 30, 1999, and the fiscal years ended December 31, 1998 and 1997, as set forth in the following table. We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow.

                             Year Ended December 31,           Nine Months
                               1997          1998       Ended September 30, 1999
                               ----          ----       ------------------------

Net Loss                $ 7.3 million    $ 11.9 million       $ 9.8 million
Deficit in Cash Flow
  from Operations       $ 4.4 million    $ 14.3 million       $ 7.7 million


         As of September 30, 1999, we had an accumulated deficit of $33.5 million. We expect to report a loss and deficit in cash flow from operations for the fourth quarter of 1999 and the first quarter of 2000.

         IF OUR UNCOLLECTIBLE RECEIVABLES EXCEED OUR RESERVES WE WILL INCUR ADDITIONAL UNANTICIPATED EXPENSES, AND WE MAY EXPERIENCE DIFFICULTY COLLECTING RESTRUCTURED RECEIVABLES WITH EXTENDED PAYMENT TERMS.

         Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $3.8 million at September 30, 1999, will be sufficient to cover the amount of our actual write-offs over time. At September 30, 1999, our net trade accounts and notes receivable totaled approximately $13.5 million, and accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, totaled approximately $2.0 million. Actual write-offs that exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. Total expense relating to uncollectible accounts during the first nine months of 1999 was approximately $1.7 million. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customer's ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers. Approximately 92% of our net receivables at September 30, 1999, related to international accounts.

         Our ability to evaluate the financial condition and revenue generating ability of our prospective customers located outside of the U.S., and our ability to obtain and enforce legal judgments against non-U.S. customers, is generally more limited than for our customers located in the U.S. Our agreements with our international customers typically provide that the contracts are governed by Florida law. We have not determined whether or to what extent courts or administrative agencies located in foreign countries would enforce our right to collect such receivables or to recover laser systems from customers in the event of a customer's payment default. When a customer is not paying according to established terms, we attempt to communicate and understand the underlying causes and work with the customer to resolve any issues we can control or influence. In most cases, we have been able to resolve the customer's issues and continue to collect our receivable, either on the original schedule or under restructured terms. If such issues are not resolved, we evaluate our legal and other alternatives based on existing facts and circumstances. In most such cases, we have concluded that the account should be written off as uncollectible. We have generally been successful in recovering the laser systems in such cases.

         At September 30, 1999, we had extended the original payment terms of laser customer accounts totaling approximately $1.7 million by periods ranging from 12 to 60 months. Such restructured receivables represent approximately 10% of our gross receivables as of that date. Our liquidity and operating cash flow would be adversely affected if additional extensions become necessary in the future. In addition, it would be more difficult to collect laser system receivables if the payment schedule extends beyond the expected or actual economic life of the system, which we estimate to be approximately five to seven years. To date, we do not believe any payment schedule extends beyond the economic life of the applicable laser system.

         WE COULD REQUIRE ADDITIONAL FINANCING WHICH MIGHT NOT BE AVAILABLE IF WE NEED IT.

         During the nine months ended September 30, 1999, and the year ended December 31, 1998, we experienced $7.7 million and $14.3 million in deficits in cash flow from operations, respectively. We believe that our existing balances of cash and cash equivalents and our cash flows from operations, should be sufficient to fund our anticipated working capital requirements for the next 12 months in accordance with our current business plan. Our belief regarding future working capital requirements is based on various factors and assumptions including the commercial acceptance of our LaserScan LSX excimer laser system, our UltraEdge keratome blades, our UniShaper single-use keratomes and our UltraShaper durable keratomes, the anticipated timely collection of receivables, and the absence of unanticipated product development and marketing costs. These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. If we do not collect a material portion of current receivables in a timely manner, or experience less market demand for our products than we anticipate, our liquidity could be materially and adversely affected.

         We may seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. Other than the $2.5 million credit facility signed in June 1999 with The Huntington National Bank, we currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available in the future to the extent required or that, if available, it will be on commercially acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the terms of the new securities could have rights, preferences and privileges senior to those of our common stock. If we raise additional funds through debt financing, the terms of the debt could require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest and may render us more vulnerable to competitive pressures and economic downturns.


Common Stock Risks

         VARIATIONS IN OUR SALES AND OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

         Our operating results have fluctuated in the past, and may continue to fluctuate in the future, as a result of a variety of factors, many of which are outside of our control. For example, historically a significant portion of our laser system orders for a particular quarter have been received and shipped near the end of the quarter. As a result, our operating results for any quarter often depend on the timing of the receipt of orders and the shipment of our laser systems. Other factors that may cause our operating results to fluctuate include:

         o timing of regulatory approvals and the introduction or delays of new products;
         o    reductions, cancellations or fulfillment of major orders;
         o    the addition or loss of significant customers;
         o    the relative mix of our business;
         o    changes in pricing by us or our competitors;
         o    costs related to expansion of our business; and
         o    increased competition.

         As a result of these fluctuations, we believe that period-to-period comparisons of our operating results cannot be relied upon as indicators of future performance. In some quarters our operating results may fall below the expectations of securities analysts and investors due to any of the factors described above.

         THE MARKET PRICE OF OUR COMMON STOCK MAY CONTINUE TO EXPERIENCE EXTREME FLUCTUATIONS DUE TO MARKET CONDITIONS THAT ARE UNRELATED TO OUR OPERATING PERFORMANCE.

         The stock market, and in particular the securities of technology companies such as LaserSight, could experience extreme price and volume fluctuations unrelated to operating performance. Our stock price has historically been volatile. Factors such as announcements of technological innovations or new products by us or our competitors, changes in domestic or foreign governmental regulations or regulatory approval processes, developments or disputes relating to patent or proprietary rights, public concern as to the safety and efficacy of the procedures for which the laser system is used, and changes in reports and recommendations of securities analysts, have and may continue to have a significant impact on the market price of our common stock.


         THE SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND DILUTIVE STOCK ISSUANCES MAY ADVERSELY AFFECT OUR STOCK PRICE.

         Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. Substantially all of our 17,803,802 shares of common stock outstanding at November 12, 1999 were freely tradable without restriction or further registration under the Securities Act of 1933, except to the extent such shares are held by "affiliates" of LaserSight as that term is defined in Rule 144 under the Securities Act or subject only to the satisfaction of a prospectus delivery requirement.

         Shares of common stock which we may issue in the future in connection with acquisitions or financings or pursuant to outstanding warrants or agreements could also adversely affect the market price of our common stock and cause significant dilution in our earnings per share and net book value per share. As of the date of this report, we may be required to issue more than 8 million additional shares of common stock upon the conversion of outstanding preferred stock (4 million shares), the exercise of outstanding warrants and stock options (3.4 million shares), and the satisfaction of certain contingent contractual obligations (0.6 million shares).

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

         ANTI-TAKEOVER PROVISIONS UNDER DELAWARE LAW AND IN OUR CERTIFICATE OF INCORPORATION, BY-LAWS AND STOCKHOLDER RIGHTS PLAN MAY MAKE AN ACQUISITION OF LASERSIGHT MORE DIFFICULT AND COULD PREVENT YOU FROM RECEIVING A PREMIUM OVER THE MARKET PRICE OF OUR STOCK.

         Certain provisions of our certificate of incorporation, by-laws, stockholder rights plan and Delaware law could delay or frustrate the removal of incumbent directors, discourage potential acquisition proposals and delay, defer or prevent a change in control of LaserSight, even if such events could be beneficial, in the short term, to the interests of our stockholders. For example, our certificate of incorporation allows us to issue preferred stock with rights senior to those of the common stock without stockholder action, and our bylaws require advance notice of director nominations or other proposals by stockholders. LaserSight also is subject to provisions of Delaware corporation law that prohibit a publicly-held Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation's common stock (an interested stockholder) for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. We also have adopted a stockholder rights agreement and declared a dividend distribution of one preferred share purchase right for each share of common stock. The rights would cause substantial dilution to a person or group that attempts to acquire 15% or more of our common stock on terms not approved by our board of directors.

Acquisition Risks

         PAST AND POSSIBLE FUTURE ACQUISITIONS THAT ARE NOT SUCCESSFULLY INTEGRATED WITH OUR EXISTING OPERATIONS MAY ADVERSELY AFFECT OUR BUSINESS.

         We have made several significant acquisitions since 1994, and we may in the future selectively pursue strategic acquisitions of, investments in, or enter into joint ventures or other strategic alliances with, companies whose business or technology complement our business. We may not be able to identify suitable candidates to acquire or enter into joint ventures or other arrangements with entities, and we may not be able to obtain financing on satisfactory terms for such activities. In addition, we could have difficulty assimilating the personnel, technology and operations of the acquired company, which would prevent us from realizing expected synergies, and may incur unanticipated liabilities and contingencies. This could disrupt our ongoing business and distract our management and other resources.

         AMORTIZATION AND CHARGES RELATING TO OUR SIGNIFICANT INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR STOCK PRICE AND REPORTED NET INCOME OR LOSS.

         Of our total assets at September 30, 1999, approximately $14.4 million or 27% were goodwill or other intangible assets. Any reduction in net income or increase in net loss resulting from the amortization of goodwill and other intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

         In accordance with SFAS 121, we review intangible assets for impairment whenever events or changes in circumstances, including a history of operating or cash flow losses, indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible asset is impaired, a noncash impairment charge would be recognized. We continue to assess the current results and future prospects of MRF, Inc., d/b/a The Farris Group (TFG), our subsidiary which provides health care and vision care consulting services, in view of the substantial reduction in the subsidiary's operating results in 1996 and 1997. Though TFG's operating results improved in 1998 when compared to 1996 and 1997, operating losses similar to those incurred during the first nine months of 1998 have continued during the first nine months of 1999. If TFG is unsuccessful in continuing to improve its financial performance, some or all of the carrying amount of goodwill recorded, $3.5 million at September 30, 1999, may be subject to an impairment adjustment.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      LaserSight believes that its exposure to market risk for changes in interest and currency rates is not significant. LaserSight's investments are limited to highly liquid instruments with maturities of three months or less. At September 30, 1999, LaserSight had approximately $13.7 million of short-term investments classified as cash and equivalents. All of LaserSight's transactions with international customers and suppliers are denominated in U.S. dollars.

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

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits

                                INDEX TO EXHIBITS

Exhibit
Number                                      Description
------                                      -----------

 2.1     See Exhibits 10.1, 10.2, 10.6, 10.7, 10.16, 10.22, 10.25, 10.26, 10.30
         and 10.31.

 3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 1 of Form 8-A/A Amendment No. 4) filed by the Company on June 25, 1998*).

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

 4.1     See Exhibits 3.1, 3.2, 3.3, 3.4, 10.19, 10.23, 10.28, 10.29, 10.36,
         10.37, 10.38 and 10.39.

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

10.39 Revolving Credit Agreement, dated June 29, 1999, by and between LaserSight Incorporated and The Huntington National Bank (filed as
         Exhibit 10.39 to the Company's Form 10-Q filed on August 11, 1999*).

10.40 Manufacturing and Marketing Agreement, and Addendum thereto, dated May 14, 1999, by and between LaserSight Technologies, Inc. and Becton, Dickinson and Company (filed as Exhibit 10.40 to the Company's Form 10-Q filed on August 11, 1999*)**.

10.41 First Amendment to Manufacturing and Marketing Agreement, dated October 23, 1999, by and between LaserSight Technologies, Inc. and Becton, Dickinson and Company (filed as Exhibit 10.1 to the Company's 8-K, filed on October 27, 1999*)**.

10.42 Distribution Agreement, dated October 23, 1999, by and between LaserSight Technologies, Inc. and Becton, Dickinson and Company (filed as Exhibit 10.2 to the Company's 8-K, filed on October 27, 1999*)**.

10.43 Employment Agreement, by and between LaserSight Technologies, Inc. and J. Richard Crowley, dated as of July 3, 1997.

10.44 Employment Agreement, by and between LaserSight Incorporated and Michael P. Dayton, dated November 10, 1998.

10.45 Relocation Agreement, by and between LaserSight Incorporated and Gregory L. Wilson, dated October 13, 1999.

10.46 Technology Development and License Agreement, dated October 23, 1999, by and between LaserSight Technologies, Inc. and Quadrivium, L.L.C.

10.47 Employment Agreement, by and between LaserSight Technologies, Inc. and Jack T. Holladay, dated October 27, 1999.

11       Statement of Computation of Loss Per Share

15 Copy of letter from independent accountants' regarding unaudited interim financial information.

27       Financial Data Schedule.

         b)   Reports on Form 8-K

              No reports on Form 8-K were filed during the three months ended September 30, 1999.


-----------------------------
  *   Incorporated herein by reference.  File No. 0-19671.

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


                                           LaserSight Incorporated




Dated: November 15, 1999                  By:    /s/ Michael R. Farris
                                                 ---------------------
                                                 Michael R. Farris,
                                                 Chief Executive Officer



Dated: November 15, 1999                  By:    /s/ Gregory L. Wilson
                                                 ---------------------
                                                 Gregory L. Wilson,
                                                 Chief Financial Officer