Form 10-K
period 1999-12-31
LASERSIGHT INC /DE
filed 2000-03-30
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR

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

           3300 University Blvd, Suite 140, Winter Park, Florida 32792
           ----------------------------------------------------- -----
               (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (407) 678-9900
                                                            --------------

Securities Registered Pursuant to Section 12(b) of the Act:
      Title of Each Class           Name of Each Exchange on Which Registered
      -------------------           -----------------------------------------
            None                                     N/A
            ----                                     ---

           Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.001

                         Preferred Share Purchase Rights
                         -------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---
         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on March 27, 2000 was approximately $124,841,854. Shares of Common Stock held by each officer and director and by each person who has voting power of 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Number of shares of Common Stock outstanding as of March 27, 2000:
19,803,663.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required to be included in Part III is incorporated herein by reference to the Company's definitive proxy materials to be filed with the Securities and Exchange Commission on or before April 29, 2000.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relations and Related Transactions

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         The information in this Annual Report on Form 10-K contains forward looking-statements, as indicated by words such as "anticipates," "expects," "believes," "estimates," "intends," "projects," and "likely," by statements of the Company's plans, intentions and objectives, or by any statements as to future economic performance. Forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those described in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 7 under the caption "Risk Factors and Uncertainties" as well as those discussed elsewhere in this Report. All references to "LaserSight" "we," "our" and "us" in this Report refer to LaserSight Incorporated and its subsidiaries unless the context otherwise requires.

                                     PART I

Item 1.  Business

OVERVIEW

         We develop, manufacture and market quality product technologies for laser refractive surgery and other areas of vision correction. Our products include narrow beam scanning excimer laser systems used to perform procedures that correct common refractive vision disorders such as nearsightedness (myopia), farsightedness (hyperopia) and astigmatism, as well as keratome systems, keratome blades and other products used in refractive vision correction procedures. We believe that our narrow beam scanning lasers have significant technological advantages and produce smoother and more precise ablation areas than the older, broad-beam laser systems offered by many of our competitors. We also believe that the breadth of our product offering provides us with a competitive advantage relative to many other excimer laser system manufacturers because it provides us with a platform to become a single-source supplier of refractive vision correction products to refractive surgeons. Moreover, our broad product offering affords us the opportunity to participate in the anticipated growth in refractive laser vision correction procedure volume by collecting per procedure fees and by selling our single-use keratome products and keratome blades.

         We have over five years of experience in the manufacture, sale and service of narrow beam scanning laser systems for refractive vision correction procedures. Since 1994, we have sold our scanning laser systems commercially in over 30 countries worldwide. As a result, we believe that our installed base of over 250 scanning laser systems, including approximately 80 of our most advanced laser system, the LaserScan LSX, is among the largest installed bases of scanning laser systems in the industry. In November 1999, the FDA approved our LaserScan LSX scanning laser system for commercial sale in the U.S. for the treatment of nearsightedness of up to 6.0 diopters using a pulse repetition rate of 100 Hz. Our approval will also allow refractive surgeons in the U.S. to use our laser system to treat patients for nearsightedness up to 10.0 diopters at the discretion of the physician. We currently have pending with the FDA a supplemental PMA application seeking approval of the use of our laser system for the treatment of nearsightedness with astigmatism, and expect to file PMA supplements in the near future which would permit our laser systems sold to customers in the U.S. to operate at a 200 Hz pulse rate, the pulse rate currently used in international versions of our LaserScan LSX system and the fastest pulse rate currently available in our industry, and to operate with our advanced eye tracking system. We are currently in litigation with one of our major competitors regarding intellectual property claims. We have a broad intellectual property portfolio, and believe that we own or license all intellectual property necessary for commercialization of our products. See Item 3 ("Legal Proceedings") below.

         Our   MicroShape(TM)   family  of  keratome   products   includes   our
UniShaper(TM) single-use keratome, UltraShaper(TM) durable keratome, a control console which may be used interchangeably with our single-use and durable keratomes, and our UltraEdge(TM) keratome blades. Our MicroShape family of keratome products work with the LaserScan LSX and also with other laser systems used to perform LASIK. We began commercial shipment of keratome blades in July 1999 and of our single-use keratomes and control consoles in December 1999. We anticipate that sales of our UniShaper single-use keratome and our UltraEdge keratome blades will provide us with the opportunity to participate in the expected growth in refractive laser vision correction procedure volume by generating recurring revenue streams, regardless of which laser system a refractive surgeon uses. We intend to aggressively develop and market other refractive vision correction products in the future, including our UltraShaper durable keratome product which recently received FDA 510(k) clearance, and which we expect to commercially launch in the second quarter of 2000.

         OPERATING SEGMENTS. LaserSight Incorporated and its subsidiaries (collectively, "LaserSight"(TM)) operate in three major operating segments: refractive products, patent services and health care services. Our principal wholly-owned subsidiaries include: LaserSight Technologies, Inc. ("LaserSightTechnologies"), LaserSight Patents, Inc. ("LaserSight Patents"), and MRF, Inc.("The Farris Group" or "TFG").

         Our refractive products segment, which includes LaserSight Technologies and LaserSight Centers Incorporated, develops, manufactures and markets ophthalmic lasers with a galvanometric scanning system for use in performing refractive surgery. The LaserScan LSX uses a one millimeter scanning laser beam to ablate microscopic layers of corneal tissue to reshape the cornea and to correct the eye's point of focus in persons with myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Since August 29, 1997, our patent services segment has consisted of LaserSight Patents, which licenses various patents related to the use of excimer lasers to ablate biological tissue. Since December 31, 1997, the health care services segment has consisted of TFG. TFG provides health care and vision care consulting services to hospitals, managed care companies and physicians. Until that date, this segment also included MEC Health Care, Inc. and LSI Acquisition, Inc. Under our ownership, MEC was a vision managed care company that managed vision care programs for health maintenance organizations (HMOs) and other insured enrollees. LSIA was a physician practice management company that managed the ophthalmic practice known as the "Northern New Jersey Eye Institute" under a management services agreement. For information regarding our export sales and operating revenues, operating profit (loss) and identifiable assets by industry segment, see Note 14 of the Notes to Consolidated Financial Statements.

         ORGANIZATION AND HISTORY. LaserSight was incorporated in Delaware in 1987, but was inactive until 1991. In April 1993, we acquired LaserSight Centers in a stock-for-stock exchange with additional shares issued in March 1997 pursuant to an amended purchase agreement. In February 1994, we acquired TFG. In July 1994, LaserSight was reorganized as a holding company. In October 1995, we acquired MEC. In July 1996, our LSIA subsidiary acquired the assets of the Northern New Jersey Eye Institute, P.A. On December 30, 1997, we sold MEC and LSIA in connection with a transaction which was effective as of December 1, 1997. Our principal offices and mailing address are 3300 University Boulevard, Suite 140, Winter Park, Florida 32792, and our telephone number is (407) 678-9900.

INDUSTRY OVERVIEW

     REFRACTIVE VISION CORRECTION

         Laser vision correction is a surgical procedure for correcting vision disorders such as nearsightedness, farsightedness and astigmatism using an excimer laser. This procedure uses ultraviolet laser energy to ablate, or remove, tissue from the cornea and sculpt the cornea into a predetermined shape. Because the excimer laser is a cold laser, it is possible to ablate precise amounts of corneal tissue without causing thermal damage to surrounding tissue. The goal of laser vision correction is to achieve patient vision levels which eliminate or significantly reduce a person's reliance on corrective eyewear. The first laser vision correction procedure on human eyes was conducted in 1985 and the first human eye was treated with the excimer laser in the U.S. in 1988.

         There are currently two principal methods for performing laser vision correction with excimer laser systems: photorefractive keratectomy, or PRK, and laser in-situ keratomileusis, or LASIK. According to industry sources, approximately 80% of the refractive vision correction procedures performed in the U.S. in 1998 were LASIK procedures. In both PRK and LASIK procedures, a refractive surgeon determines the exact refractive correction required to be made to the cornea, typically using the same examination used to prescribe eyeglasses and contact lenses. Required corrections are then programmed into the excimer laser system's computer. During the procedure, the excimer laser system emits laser pulses, each of which lasts several billionths of a second, to remove submicron layers of corneal tissue. While the average laser treatment lasts approximately 15 to 60 seconds, cumulative exposure to the laser light during each procedure is less than one second. The entire procedure, including patient preparation and post-operative dressing, generally lasts no longer than thirty minutes.

         PHOTOREFRACTIVE KERATECTOMY (PRK)

         In PRK, the refractive surgeon prepares the eye by gently removing the surface layer of the cornea called the epithelium. The surgeon then applies the excimer laser beam, reshaping the curvature of the cornea. A bandage contact lens is then placed on the eye to protect it. Following PRK, a patient typically experiences blurred vision and discomfort until the epithelium heals. It generally takes one month, but may take up to six months, for the full benefit of PRK to be realized. PRK has been used commercially since 1988.

         LASER IN-SITU KERATOMILEUSIS (LASIK)

         LASIK was commercially adopted internationally in 1994 and in the U.S. in 1996. Immediately prior to a LASIK procedure, the refractive surgeon uses a surgical instrument called a keratome to create a thin, hinged flap of corneal tissue. Patients do not feel or see the cutting of the corneal flap, which takes only a few seconds. The flap is flipped back, the laser beam is directed to the exposed corneal surface, the flap is placed back and the flap and interface are rinsed. Once the procedure is completed, surgeons generally wait two to three minutes to ensure the corneal flap has fully re-adhered. At this point, patients can blink normally and the corneal flap remains secured in position by the natural suction within the cornea. Since the surface layer of the cornea remains intact during LASIK, no bandage contact lens is required and the patient experiences virtually no discomfort. The LASIK procedure often results in a higher degree of patient satisfaction due to an immediate improvement in visual acuity and generally involves less post-operative discomfort than PRK.

   REFRACTIVE VISION CORRECTION MARKET

         The worldwide market for products and services to correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism is large and growing. Industry sources estimate that 50% of the U.S. population, or approximately 140 million people, presently wear eyeglasses or contact lenses. There are approximately 14,000 practicing ophthalmologists in the U.S., and a growing percentage of them regularly perform refractive laser vision correction procedures.

         Laser vision correction is a fast growing segment of the vision correction market. Total laser refractive procedure volume in the U.S. has more than doubled each year since 1996 to an estimated 980,000 procedures in 1999. A procedure refers to laser treatment on a single eye, and most patients have procedures performed on both eyes during a single visit to a refractive surgeon. Laser vision correction's growth in the U.S. is also reflected in the expansion of excimer laser installations and in the rise in average annual procedure volume per laser. This growth also reflects patient and surgeon acceptance of using excimer laser systems approved by the FDA for PRK to perform LASIK as part of the practice of medicine.

         Many, but not all, manufacturers of excimer laser systems seek to share in the anticipated growth in procedure volume by receiving a fee for each procedure performed by a refractive surgeon using laser systems manufactured by them. The per procedure fees charged by these manufacturers vary and have been significantly reduced in recent months due to competitive pressures and changing market conditions. See "Business-Competition."

   DEVELOPMENT OF EXCIMER LASER SYSTEM AND KERATOME TECHNOLOGY

         EXCIMER LASER SYSTEMS

         The excimer laser systems utilized for laser vision correction have evolved over time with improvements in laser and beam delivery technology. Until recently, broad beam laser systems, which were initially developed during the late 1980's, were the only systems approved by the FDA for commercial use in the U.S. As a result, broad beam laser systems currently represent over 90% of the installed laser systems in the U.S. Broad beam laser systems are characterized by the use of a relatively large, fixed laser beam of six to eight millimeters in diameter to deliver relatively high amounts of laser energy (100 - 200 mj) at low laser pulse repetition rates (generally 10 Hz) to the corneal surface. Because of the relatively large diameter of the laser beam, these systems require a number of mechanical elements to condition, size, shape and deliver the beam profiles necessary to produce the required ablation. These mechanical means of beam shaping have limited the flexibility of broad beam systems and made it necessary to modify the mechanical means in order to adapt to a broader range of treatment modalities and other expanded applications.

         Broad beam laser systems operate by delivering a consistent laser beam across the entire vision field of the cornea. In order to reduce the likelihood of possible adverse effects resulting from constant exposure, the beam width is reduced incrementally, or in steps, during the course of the procedure. The use of broad beam laser systems can result in a corneal ablation profile characterized by ridges on the corneal surface as a result of the stepping action of the mechanical elements, and may also result in central islands, an irregularity formed on the corneal bed resulting from the fixed nature of the laser beam. Additionally, the relatively high laser energy of broad beam systems can lead to damage from acoustic shock and the possibility of retinal detachment. Glare, halo when looking at lights and other bright objects, and reduction in night vision have also been associated with the use of broad beam systems.

         Improvements in excimer laser technology during the early 1990's have made it possible to develop refractive excimer laser systems which have significantly narrower laser beams (one millimeter in diameter) and that use reduced amounts of laser energy (10 mj) at higher pulse repetition rates (up to 200 Hz). Developers of this new generation of narrow beam scanning excimer laser systems incorporated scanning mirrors and computer control to shape the ablation profile, making it unnecessary to utilize mechanical elements to size and shape the laser beam to attain the desired results. Techniques incorporated into scanning laser technology such as purposeful overlapping of laser pulses and random scanning patterns can lead to overall improved clinical results as evidenced by the elimination of ridges and central islands, and the reduction in the incidence of glare, halos, and loss or reduction of night vision and by smoother ablation profiles. Narrow beam scanning excimer laser systems are currently the most flexible laser vision correction platforms available as they can be adapted to expansions in treatment modalities and the incorporation of new technologies such as higher laser pulse repetition rate, active eye tracking and custom topography through software and minor hardware upgrades.

         KERATOMES

         Keratomes used to cut the thin corneal flap during the LASIK procedure are similar in design to those used to perform earlier non-laser surgical refractive techniques such as automated lamellar keratoplasty (ALK). The Automated Corneal Shaper (ACS), developed by Luis A. Ruiz, M.D. and Sergio Lenchig, is an example of an ALK keratome that is utilized extensively in association with LASIK procedures without modification from its original design.

         Prior to the commercial introduction of our UniShaper single-use keratome in December 1999, most keratomes were durable keratomes. Durable keratomes require some degree of disassembly, sterilization and blade replacement between uses. This makes the durable keratome an instrument with relatively high maintenance requiring a degree of skill to ensure proper functioning. We believe that a large percentage of flap-related complications associated with LASIK procedures are related to durable keratome performance or maintenance.

         The ACS durable keratome, manufactured and marketed by Bausch & Lomb pursuant to a license agreement, was the leading keratome during the early and mid-1990's at a time when many refractive surgeons learned to perform LASIK. Since we licensed the rights to commercially market keratomes based on the same technology in 1997, Bausch & Lomb has not aggressively marketed or serviced the ACS, and has introduced an alternative durable keratome product which requires a modified surgical technique. We believe that a significant number of refractive surgeons prefer the surgical technique associated with the ACS.

         The introduction of our MicroShape family of keratome products provides refractive surgeons with the opportunity to utilize keratomes based on the original design of the ACS, but which incorporate a number of significant improvements to make the instruments safer and more adaptable for use prior to LASIK procedures. Our single-use keratome provides the refractive surgeon with a sterilized, fully assembled and tested keratome solution which eliminates the cleaning and maintenance associated with durable keratomes. We believe our UltraEdge blades offer refractive surgeons the ability to use the only blades currently offered in the market made from surgical steel.

LASERSIGHT RECENT DEVELOPMENTS

         Our LaserScan LSX excimer laser system is based on narrow beam scanning technology rather than broad beam technology, which until recently was the only commercially available excimer laser vision correction technology in the U.S. We believe we are well-positioned to become a leading provider of excimer laser systems, disposable and durable keratomes and other related products as a result of our technology and the following recent developments:

         o COMMERCIAL LAUNCH OF OUR LASERSCAN LSX EXCIMER LASER SYSTEM IN THE U.S. In November 1999, the FDA approved our LaserScan LSX narrow beam scanning excimer laser system for use in the U.S. for the treatment of nearsightedness using a pulse repetition rate of 100 Hz. We intend to aggressively enter the U.S. market, and begin commercial shipment of our laser systems to customers in the U.S. within the next week. We currently have a supplemental PMA application pending with the FDA seeking approval of the use of our laser system for the treatment of nearsightedness with astigmatism. We expect to file a supplemental PMA in the near future which would permit our laser systems sold to U.S. customers to operate at a 200 Hz pulse repetition rate, the fastest pulse rate currently available in our industry and the pulse rate used in international versions of our LaserScan LSX system. We are currently in litigation with Visx, one of our major competitors, regarding intellectual property claims. We have a broad intellectual property portfolio, and believe that we own or license all intellectual property necessary for commercialization of our products. See Item 3 ("Legal Proceedings-Visx, Incorporated") below.

         o COMMERCIAL LAUNCH OF OUR MICROSHAPE FAMILY OF KERATOME PRODUCTS. We began commercial shipments of our UltraEdge keratome blades in July 1999 and of our UniShaper single-use keratome and our control console in December 1999. We believe that our UltraEdge keratome blades, which are intended to be replaced after each procedure when used in durable keratomes, and our UniShaper single-use keratome provide us with an attractive opportunity to generate recurring revenues on a per procedure basis.

         o ALLIANCE WITH BECTON DICKINSON. In October 1999, we entered into a marketing and distribution alliance with Becton Dickinson, the manufacturer of our UltraEdge keratome blades and a leading worldwide manufacturer of medical supplies, devices and diagnostic systems. This alliance will enable us to leverage the extensive U.S. and international marketing and distribution capabilities of Becton Dickinson in connection with the marketing and distribution of our MicroShape family of keratome products in the U.S., the U.K., Ireland and Japan.

         o INDIVIDUALIZED ABLATIONS. In March 2000, we purchased from Premier Laser Systems, Inc. all intellectual property related to a development project designed to provide front-to-back analysis and total refractive measurement of the eye. The technology we acquired includes the acquisition of two U.S. patents, six foreign patents, and a pending patent application along with an exclusive license to nine patents that are intended to be used to complete development of an integrated refractive diagnostic work station. This diagnostic tool is intended to be utilized with our Advanced Shape Technology Refractive Algorithms (ASTRA(TM)) system, for personalized treatment plans. Upon completion of development, the new work station will be designed to integrate wavefront analysis and corneal topography into a single instrument with additional diagnostic capabilities. We believe ASTRA represents a new standard of eyecare that goes beyond conventional laser vision correction by individualizing the laser treatment utilizing a patient-specific set of diagnostic criteria intended to address and control both refractive error and optical aberrations. We intend to launch international studies for ASTRA during the second quarter of 2000.

PRODUCTS

   EXCIMER LASERS

         Our current and most advanced scanning excimer laser system, the LaserScan LSX, has evolved from the patented optical scanning system incorporated in the Compak-200 Mini-Excimer laser system, which we introduced internationally in 1994. Since the introduction of the Compak-200 laser system we have offered several generations of our scanning laser, each incorporating enhancements and new features. We have sold our narrow beam scanning excimer laser systems in over 30 countries and believe our installed base of over 250 scanning laser systems, including approximately 80 of our most advanced laser system, the LaserScan LSX, is among the largest installed bases of scanning laser systems in the industry. Throughout the evolution of our scanning excimer laser systems, the core concept of utilizing our proprietary scanning software to ablate corneal tissue with a low energy, narrow laser beam at a rapid pulse repetition rate has remained the underlying basis for our technology.

         In November 1999, the LaserScan LSX was approved by the FDA for commercialization in the U.S., and we expect to begin commercial shipments to U.S. customers within the next week. We believe that the narrow-beam scanning technology and other advanced features incorporated into our LaserScan LSX excimer laser system offer refractive surgeons and patients significant advantages over broad beam laser systems. The key benefits of the LaserSight LSX include the following:

         o NARROW BEAM SCANNING LASER. We believe that techniques like the purposeful overlapping of laser pulses and random scanning patterns used by our narrow beam scanning technology can lead to overall improvements in clinical results with smoother ablations, the elimination of surgical anomalies associated with broad beam laser systems such as rings, ridges and central islands, and reductions in the incidence of glare, halos and loss of night vision. The LaserScan LSX uses a patented scanning system to deliver a high resolution, one millimeter low-energy "flying spot," the highest resolution currently available, in a proprietary, randomized pattern. The LaserScan LSX is a true scanning software-controlled laser which uses a pair of galvanometer controlled mirrors to reflect and scan the laser beam directly onto the corneal surface, without the mechanical elements used by some broad beam excimer laser systems.

         o HIGHER PULSE REPETITION RATE. Operating at higher pulse repetition rates can result in a number of benefits relative to laser systems which operate at lower pulse repetition rates, including reduced average procedure times and elimination or reduction of dehydration problems associated with longer exposure of the corneal tissue to ambient conditions. The LaserScan LSX operates at pulse repetition rates of 100 Hz (200 Hz in international models), and we intend in the near future to apply for FDA approval to operate the laser system at a 200 Hz pulse repetition rate in the U.S. Many competitive laser systems currently operate at lower pulse repetitions, often 50 Hz or less.

         o EYE TRACKING. Proper alignment of the refractive correction is important in all laser vision correction procedures, and is essential in order to perform custom ablations. Our AccuTrack eye tracking system maintains alignment of the refractive correction relative to the visual axis of the eye, and can be turned on or off based on the refractive surgeon's clinical preference. The LaserSight AccuTrack eye tracker is an "Active + Passive" system that is capable of following even small, involuntary eye movements. The tracking system eliminates most errors normally introduced by eye movements during untracked laser refractive surgery, and does not require dilation of the pupil or any apparatus to be in contact with the eye. Our AccuTrack eye tracking system is currently available only on international versions of the LaserScan LSX, and we are pursuing FDA approval for use of this system in the U.S.

         o  SOFTWARE DRIVEN FLEXIBLE PLATFORM.   Individualized ablations have
            resulted in increased patient satisfaction in international studies and we believe the ability to perform individualized ablations will generally result in improved, more predictable results and less post-operative regression relative to other refractive surgery techniques. We also believe that individualized ablation will also be the technique most preferred by refractive surgeons for correction of irregular astigmatism. In our LaserScan LSX scanning laser, ablation profiles and spot location are determined by system software, not mechanical elements. It is the ability to move the "flying spot" beam to many areas across the cornea using software which provides the ability to perform individualized ablation. Software upgrades can be used to readily update U.S. models upon receipt of FDA approvals to include features currently available only on international models, including the ability to operate at a 200 Hz pulse repetition rate and the ability to treat farsightedness or astigmatism, with or without our AccuTrack eye tracking system.

         o ADVANCED DESIGN AND ERGONOMICS. The LaserScan LSX's relatively light weight and compact design allows it to fit into small spaces, and its wheels enable it to be easily moved around in a multi-surgeon practice. This allows for higher utilization of the laser system. The efficient design also enables users to implement a mobile strategy, since the laser is readily transportable to other locations.

         o IMPROVED RELIABILITY AND LOWER MAINTENANCE REQUIREMENTS. Our LaserScan LSX laser system uses a lower energy laser, fewer optical elements, and a smaller laser head compared to broad beam laser systems. This design requires less frequent replacement of expensive optical elements and a lower volume of laser gas. Savings achieved from less frequent replacement of optical elements and reduced laser gas usage translate directly into lower maintenance requirements and costs.

         CLINICAL EXPERIENCE AND OUTCOME QUALITY

         We believe that there are several measures to evaluate with regard to the safety and clinical effectiveness of a laser vision correction system, including the incidence of adverse side effects such as double vision, night driving problems or haze, the post-operative best visual acuity that can be obtained using corrective eyewear such as glasses or contact lenses, or the BSCVA, and the post-operative uncorrected visual acuity, or UCVA (such as 20/20 or 20/40).

         We believe that the degree to which negative, and sometimes permanent, side effects occur as a result of refractive procedures performed using a laser system is a key measure of a laser system's performance. In some cases, the BSCVA deteriorates following a laser vision correction procedure. In addition, the incidence of side effects such as double vision or haze can substantially reduce patient satisfaction even if a high level of post-operative visual acuity is achieved. The data from FDA clinical trials shows that with respect to symptoms such as corneal haze and night vision problems the LaserSight LSX compares favorably to the data for the Visx and/or Summit broad beam laser systems. We believe these qualitative improvements are a result of the technological features of the LaserScan LSX, including larger treatment zones and a small scanning spot resulting in smoother ablation surfaces.

         CLINICAL RESULTS

         FDA clinical trials for the LaserScan LSX laser were conducted in the U.S. on patients with nearsightedness with required levels of correction of 6 diopters and less. We believe that the average pre-operative level of required correction is a significant factor which must be taken into account in evaluating the clinical results of an excimer laser system. The average pre-operative level of required correction in our FDA clinical trials was 4.8 diopters. Six months following the procedure, approximately 88% of patients could see 20/40 or better, which is the refractive condition required to drive in most states without corrective lenses.
         .
         We expect the post-procedure UCVA of patients treated with our LaserScan LSX laser system following FDA approval to exceed the results obtained in our FDA clinical trials as refractive surgeons gain experience using our laser system and are not subject to the strict clinical controls of FDA trials which can limit the refractive surgeon's ability to tailor the treatment to the patient's specific needs and the procedure environment.

         We intend to continue to develop and improve our technology and to aggressively continue the process of gaining regulatory approvals for our laser products in order to expand our access to the U.S. market for refractive procedures. We currently have a supplemental PMA application pending with the FDA to expand the use of our laser systems for the treatment of nearsightedness with astigmatism using PRK, and we anticipate filing PMA supplements in the near future to operate the LaserScan LSX at a 200 Hz pulse repetition rate using PRK and to utilize our advanced eye tracking system. We also are planning to seek FDA approval of the LaserScan LSX to perform LASIK procedures to treat nearsightedness, with and without astigmatism, and farsightedness, with and without astigmatism, in each case with and without use of our AccuTrack eye tracking system.

         OVERVIEW OF COMPETITIVE LASER SYSTEMS

         The table below summarizes the product features and approved treatment ranges with PRK as of March 20, 2000 for all excimer laser systems currently approved by the FDA and which are currently or are expected to be commercialized in the U.S. Although most of the excimer lasers currently on the market have not been approved for LASIK, many refractive surgeons use these to perform LASIK procedures as part of the practice of medicine.



                      LaserSight          Bausch & Lomb       Nidek                   Summit                Visx
                      ----------          -------------       -----                   ------                ----

Model Name          LaserScan LSX           217              EC-5000         Ladarvision  Apex Plus        Star S2

Weight(lbs.)        570                     1,496            1,430           799           1,399            1,597

Beam Size           Narrow                  Narrow           Broad           Narrow        Broad            Broad
                   (1 mm)                  (2 mm)           (7x2 mm)        (1 mm)        (6.5 mm)         (6.5 mm)

Pulse Rate          100-200 Hz(1)           50 Hz            50 Hz           60 Hz         10 Hz            10 Hz

Eye Tracking        Active or               Active or        Active or       Active        None             None
                    passive (2)             passive          passive

FDA Approval Status (diopters):

Nearsightedness     To -10 (3)              To -7            To -13          To -10        To -14           To -12

Nearsightedness     Not Approved            To -3            To -4           To -4 (4)     To -5            To -4
  with              (PMA supplement
  astigmatism       pending)


Farsightedness      Not Approved            Not Approved     Not Approved    Not Approved  To +4            To +6
                                                                             (5)

Farsightedness      Not Approved            Not Approved     Not Approved    Not Approved  Not Approved     Not Approved
  with                                                                       (5)
  astigmatism

LASIK               Not Approved            Not Approved     Not Approved    Not Approved  Approved         Not Approved
                                                                             (5)


(1) 200 Hz pulse rate currently available only on systems sold in international markets. Systems sold to customers in the U.S. currently use a pulse rate of 100 Hz. We intend to file a PMA supplement in the near future to enable operation of the system at 200 Hz in the U.S.

(2) Active eye tracking currently available only on systems sold in international markets. PMA supplement anticipated for use of eye tracking system in models sold in the U.S.

(3) The LaserScan LSX has been approved by the FDA for treatment of nearsightedness of up to -6 diopters, and may be used to treat nearsightedness of up to -10 diopters at the discretion of the refractive surgeon.

(4)      With combined spherical equivalent of up to -10 diopters.

(5) The FDA Ophthalmic Advisory Panel recommended approval on March 20, 2000 for farsightedness of up to +6 diopters and an astigmatism range of up to -6 diopters.

     KERATOME PRODUCTS

         Our MicroShape family of keratome products includes our UniShaper single-use keratome, UltraShaper durable keratome, a control console which may be used interchangeably with our single-use and durable keratomes, and our UltraEdge keratome blades. We began commercial shipment of keratome blades in July 1999 and of our single-use keratomes and control consoles in December 1999. The following is an overview of our MicroShape family of keratome products:

                        FDA Status             Product Features/Benefits
                        ----------             -------------------------

UniShaper single-use    510(k)              o   Preassembled (including
  Keratome              clearance               blade), sterile and ready
                        received                to  use
                                            o   Built-in stopper provides
                                                consistent stopping point
                                                for flaps
                                            o   Covered gears reduces
                                                possible eyelash or eyelid
                                                entrapment or injury
                                            o   Automated  dual-drive
                                                mechanism with 7,500
                                                RPM  blade speed  can create
                                                flap size of 8.5 millimeters
                                                or larger

UltraShaper durable     510(k)              o   Easy-to-use blade insertion
  Keratome              clearance               eliminates manual handling of
                        received                blades
                                            o   Built-in stopper provides
                                                consistent stopping point
                                                for flaps
                                            o   Integrated components provide
                                                reduced assembly time
                                            o   Design reduces possible eyelash
                                                or eyelid entrapment or injury
                                            o   Automated drive mechanism
                                                with 7,500 RPM blade speed  can
                                                create flap size of 7.2

Control console         510(k)              o   Interchangeable for use with the
                        clearance               UniShaper single-use keratome
                        received                and the UltraShaper durable
                                                keratome
                                            o   Continuous suction monitoring
                                                features including visual and
                                                auditory cautionary alarms
                                                and indicated total time elapsed
                                                at high suction
                                            o   Low suction setting for surgeons
                                                using suction ring for globe
                                                fixation

UltraEdge keratome      No 510(k)           o   Manufactured to precise
  Blades                notification            specifications for dimensional
                        required                accuracy and consistency
                                            o   Proprietary finishing processes
                                                applied to every blade
                                            o   Manufactured with surgical grade
                                                steel
                                            o   Extensive testing and
                                                verification

         We acquired the right to manufacture and sell the UniShaper single-use disposable keratome, formerly known as the Automated Disposable Keratome (A*D*K(TM)), in September 1997 from inventors Ruiz and Lenchig, who had invented the ACS distributed by another company. The UniShaper single-use keratome and the UltraShaper durable keratome each incorporate the market proven features found in the ACS with new enhancements and features, including pre-assembly, transparent components for improved visibility while cutting the flap, and a dual drive mechanism with covered gears. See "Risk Factors - Company and Business Risks -- Required Minimum Payments Under Our UniShaper License Agreement may Exceed Our Gross Profits From Sales of Our UniShaper Product."

         Product Upgrades and Other Products. We also offer a number of ancillary products which either complement our core laser system and keratome product portfolio or leverage our laser technology and generally are offered as a convenience to our customers. We offer various upgrades and modules to purchasers of prior models of our excimer laser systems, including the AccuTrack eye tracking system for international customers, a video display system for observation or recording of refractive procedures, and the latest version of our proprietary software, version 9.0, which provides international users with features including expanded treatment options and patient databases. In addition, we offer aesthetic and scientific lasers and related equipment for medical, medical research, and scientific research applications. Our primary focus in this area has been our erbium laser, the Crystalase, which is used to perform dermatological procedures. Our revenue from sales of our ancillary and other products generally is included in refractive product net revenue and represents, in the aggregate, less than 5% of our total refractive product net revenue.

GROWTH STRATEGY

         Our goal is to become a leading worldwide provider of excimer laser systems, single-use and durable keratomes and other products for the refractive vision correction industry. We believe that our over five years of experience in the manufacture, sales and service of excimer laser systems, our significant penetration of international markets and the advanced technology of our laser systems and keratome products provide us with a strong platform for future growth as we enter the U.S. market for excimer laser systems and the U.S. and international markets for our MicroShape family of keratome products. We believe that our ability to successfully expand and leverage our strategic alliance with Becton Dickinson, a leading worldwide provider of medical supplies, devices and diagnostic systems, will be instrumental in our ability to achieve this goal.

         The following are the key elements of our growth strategy:

         o PENETRATE U.S. EXCIMER LASER MARKET. We believe that our LaserScan LSX scanning excimer laser system represents a significant technological advancement over the broad beam laser systems currently being marketed in the U.S., as narrow beam scanning lasers can provide more precise corneal ablation, reduced visual side effects, enhanced visual acuity and shorter procedure times.

         o PENETRATE WORLDWIDE KERATOME AND KERATOME BLADE MARKETS. We believe that a key competitive strength of our MicroShape family of keratome products is that the compatibility of the keratome control console offers refractive surgeons the option to utilize either a single-use or durable keratome based on their clinical preference. Commercial shipments of our UniShaper single-use keratome product began in December 1999 and the commercial launch of our UltraShaper durable keratome is expected to occur in the second quarter of 2000. In addition to the keratome blades we make for use in our keratome products, in July 1999 we also began distributing our UltraEdge keratome blades for use in the keratomes of other manufacturers. We also believe that our distribution alliance with Becton Dickinson will assist us in penetrating the U.S. and international keratome and keratome blade markets.

         o PROVIDE COMPREHENSIVE PRODUCT SOLUTIONS FOR REFRACTIVE VISION CORRECTION. We believe that most excimer laser system manufacturers currently approved to sell their laser systems in the U.S. do not offer the breadth of refractive vision correction equipment and products that we do. As the market for refractive vision correction continues to evolve, we believe refractive surgeons will increasingly seek a comprehensive equipment and product solution from a single supplier. In addition to our laser systems, keratomes and keratome blades currently available, we plan to develop and market additional ophthalmic products, including cannulas and custom kits, to provide a full product offering to refractive surgeons.

         o GENERATE RECURRING REVENUE STREAMS. We have positioned our business to benefit from the anticipated future growth in refractive vision correction procedure volume. In addition to receiving the purchase price for each laser system sold in the U.S., we believe we will generate recurring revenue streams by participating in per procedure fees resulting from the use of our systems. We also believe that our UniShaper single-use keratome and our UltraEdge keratome blades, which are intended to be replaced after each procedure when used in durable keratomes, provide additional sources of recurring revenue for us. In addition, we also plan to continue to develop or acquire additional single-use ophthalmic products in order to complement our line of products for refractive vision correction.

         o PROPRIETARY TECHNOLOGY LEADERSHIP. We believe that technological advances in the refractive vision correction market will continue to evolve through the advancement of existing technologies and the introduction of new treatment modalities. Accordingly, we intend to strategically develop and/or acquire complementary products and other refractive vision correction modalities. For example, in October 1999 we acquired the rights to a development stage technology that uses infrared light to correct farsightedness and in March 2000, we acquired the intellectual property relating to a technology development project under design to provide an integrated refractive diagnostic work station that includes front-to-back analysis of aberrations within the total eye.

STRATEGIC RELATIONSHIP

         MARKETING AND DISTRIBUTION ALLIANCE WITH BECTON DICKINSON. In October 1999, we entered into a marketing and distribution alliance with Becton Dickinson, the manufacturer of our UltraEdge keratome blades and a leading worldwide manufacturer of medical supplies, devices and diagnostic systems. Becton Dickinson is, subject to limited exceptions, the exclusive distributor of our MicroShape family of keratome products in the U.S., the U.K., Ireland and Japan, and has a non-exclusive right to distribute kits including keratome products in other countries. Becton Dickinson utilizes its approximately 28-person sales force to promote, market and sell our MicroShape family of keratome products in these markets. We have retained the right to sell directly to TLC Laser Eye Centers Inc. and to market and sell our keratome products in markets other than the U.S., U.K., Ireland and Japan. This agreement has a term of five years and specifies minimum product sales for two years of the agreement beginning in July 2000. If Becton Dickinson does not sell the required number of products or if the parties are unable to agree on purchase minimums for future years of the agreement, this agreement may be terminated.

SALES AND MARKETING

         We sell our excimer laser systems, keratomes and related products through a direct sales force, independent sales representatives and distributors, and through the sales and marketing capabilities of our strategic allies. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of over 250 scanning lasers outside the U.S., including over 80 of our LaserScan LSX laser systems.

         EXCIMER LASER SYSTEMS

         Following receipt of FDA approval of the LaserScan LSX in November 1999, we began to commercially market our excimer laser systems in the U.S. We employ two territorial managers and three independent distributors in the U.S. in connection with our launch in the U.S. market. These territorial managers and independent distributors are responsible for sales within their respective territories.

         Laser system sales in international markets are generally to hospitals, corporate centers or established and licensed ophthalmologists. We market our excimer laser systems in Canada, Europe, Russia, the Pacific Rim, Asia, South and Central America, and the Middle East. We are also exploring potential clinical trial advisors and distribution agents in Japan. As of December 31, 1999, we employed three territorial managers who are responsible for sales in international markets, both directly and through our approximately 36 independent distributors and representatives within their respective territories.

         All of our distributors and representatives have been selected based on their experience and knowledge of the ophthalmic equipment market. In addition, the selection of international distributors and representatives is also based on their ability to offer technical support. Distributor and representative agreements provide for either exclusive territories, with continuing exclusivity dependent upon achievement of mutually-agreed levels of annual sales, or non-exclusive agreements without sales minimums. Currently, separate distributor and representative agreements are in place for all major market areas. During 1999, approximately 83% of our product sales resulted from distributors and representatives with the balance from sales made by employees of LaserSight. Other than TLC, no single customer or distributor was responsible for generating sales in excess of 10% of our consolidated revenues in 1999. TLC represented approximately 14% of our consolidated revenues in 1999.

         In conjunction with our sales activities, we participate in a number of foreign and domestic ophthalmology meetings, exhibits and seminars. Historically, two large U.S. meetings, the American Academy of Ophthalmology and the American Society of Cataract and Refractive Surgery, have yielded substantial interest in our products.

         We believe that educating our customers and informing them about system developments is an important way to ensure customer satisfaction and desirable clinical results. After installation, one of our clinical specialists will typically travel to a customer site to train the refractive surgeon on how to safely operate our excimer laser system. We have also developed an extensive set of written materials to inform refractive surgeons about how our laser system works.

         KERATOME PRODUCTS

         In October 1999, we entered into a marketing and distribution alliance with Becton Dickinson, the manufacturer of our UltraEdge keratome blades and a leading worldwide manufacturer of medical supplies, devices and diagnostic systems. Becton Dickinson is, subject to limited exceptions, the exclusive distributor of our keratomes and keratome related products in the U.S., the U.K., Ireland and Japan, and has a non-exclusive right to distribute kits including keratome products in other countries. Becton Dickinson utilizes its approximately 28-person sales force to promote, market and sell our MicroShape family of keratome products in these markets. We have retained the right to sell directly to TLC and to market and sell our keratome products in markets other than the U.S., U.K., Ireland and Japan. In these markets, our keratome products are marketed both through our existing distributor network for excimer laser system sales and through direct sales efforts.

MANUFACTURING

   EXCIMER LASER SYSTEMS

         MANUFACTURING   FACILITIES.   Our  manufacturing  operations  primarily
consist of assembly, inspection and testing of parts and system components to assure performance and quality. We acquire components of our laser system and assemble them into a complete unit from components which include both "off-the-shelf" materials and assemblies and key components which are produced by others to our design and specifications. We conduct a series of final integration and acceptance tests prior to shipping a completed system. The proprietary computer software which operates the scanning system in our laser systems was developed and is maintained internally.

         We have excimer laser system manufacturing operations in Winter Park, Florida and San Jose, Costa Rica. Generally, LaserScan LSX excimer laser systems assembled in our Florida facility are shipped to U.S. customers and systems assembled in our Costa Rica facility are shipped to our international customers. In August 1999, our Florida facility was inspected by the FDA in conjunction with our then pending PMA application for our LaserScan LSX excimer laser system. This QSR/GMP inspection was required for the commercial sale of our LaserScan LSX excimer laser system in the U.S. We intend to move our U.S. manufacturing operations to another leased location in Winter Park during the second quarter of 2000. In October 1996, we received certification under ISO 9002, an international system of quality assurance, for our manufacturing and quality assurance activities in our Florida and Costa Rica facilities. Since that time we have maintained our ISO 9002 certification through a series of periodic surveillance audits and have also been certified to ISO 9001 quality system standards.

         We opened our Cost Rica facility in late 1995 in a free trade zone to manufacture our lasers for international sales, and for delivery to U.S. investigational sites under our investigational device exemption, or IDE, protocols. From 1996 until we received FDA clearance to market our LaserScan LSX in the U.S., all of our lasers sold commercially were manufactured at this facility. The establishment of an offshore manufacturing facility permitted us to sell products to any international customer prior to receipt of FDA approval.

         AVAILABILITY OF COMPONENTS. We purchase the vast majority of components for our laser systems from commercial suppliers. These include both standard, "off-the-shelf" items, as well as components produced to our designs and specifications. While most components are acquired from single sources, we believe that in many cases there are multiple sources available to us in the event a supplier is unable or unwilling to perform. Since we need an uninterrupted supply of components to produce our laser systems, we are dependent upon these suppliers to provide us with a continuous supply of integral components and sub-assemblies.


         We contracted with TUI Lasertechnik und Laserintegration GmbH, Munich, Germany, in 1996 to develop an improved performance laser head based on their innovative technology and our performance specification and laser lifetime requirements. We began to incorporate this new laser head into our products, notably the LaserScan LSX, in the fourth quarter of 1997. Currently, TUI is a single source for the laser heads used in the LaserScan LSX. Currently, SensoMotoric Instruments GmbH, Teltow, Germany, is a single source for the eye tracker boards used in the LaserScan LSX. We continue to evaluate joint ventures with critical suppliers as well as other potential supplier relationships.

     KERATOME PRODUCTS

         Our UltraEdge keratome blades are manufactured by Becton Dickinson pursuant to our manufacturing agreement with them. Becton Dickinson has agreed to manufacture keratome blades exclusively for us, and we have agreed to purchase keratome blades exclusively from them. We generally are required to purchase one million keratome blades over a five-year period. The consummation of this agreement resulted in the cessation of internal blade manufacturing operations by LaserSight.

         The UniShaper single-use keratome is manufactured for us under an exclusive agreement with Frantz Medical Development Ltd., an ISO 9001 certified company experienced in the manufacture of disposable medical devices from engineering-grade polymer. This agreement has a 30-month term which expires in May 2002, and we are obligated to purchase 50,000 units during each year of the contract following receipt of final product approval, which occurred in October 1999.

         The UltraShaper durable keratome is expected to be manufactured exclusively for us by Owens Industries, Inc. Owens is experienced in the machining and assembly of precision instruments. The control console for our keratomes is manufactured for us by Humphrey Instruments, a division of Carl Zeiss, Inc., located in San Leandro, California.

COMPETITION

         The vision correction industry is subject to intense, increasing competition. We operate in this highly competitive environment which has numerous well-established U.S. and foreign companies with substantial market shares, as well as smaller companies. Many of our competitors are substantially larger, better financed, better known, and have existing products and distribution systems in the U.S. marketplace. FDA approval requirements are a significant barrier to entry into the U.S. market for commercial sales of medical devices. Two of our competitors, Visx and Summit, received FDA approval of their broad beam laser systems more than three years ago, and have manufactured and sold laser systems which currently account for more than 90% of the installed excimer laser systems in the U.S. Summit currently manufactures the only laser system specifically approved by the FDA for use in LASIK procedures. In the market for keratome products, Bausch & Lomb sold a significant majority of the keratomes and keratome blades used by refractive surgeons in the U.S. in 1998 and 1999.

         We believe competition in the excimer laser system market is primarily based on safety and effectiveness, technology, price, regulatory approvals, per procedure fee payments, royalty payments, dependability, warranty coverage and customer service capabilities. We believe that safety and effectiveness, technology, price, dependability, warranty coverage and customer service capabilities are among the most significant competitive factors, and we believe that we compete favorably with respect to these factors.

         Currently, five manufacturers, Visx, Summit, Nidek, Bausch & Lomb and LaserSight, have excimer laser systems with the required FDA approval to commercially sell the systems in the U.S. Some of the approvals are for broader labeled indications, a key competitive element in the industry. A laser system with broader labeling approvals is attractive because it enlarges the pool of laser vision correction candidates to whom the procedure can be marketed. At present, the laser systems manufactured by most of our competitors in the U.S. market have FDA approval to perform a wider range of treatments than our laser system, including higher degrees of nearsightedness, astigmatism, and in the case of Visx and Summit, farsightedness. These approvals have given Visx a competitive advantage, with laser systems sold by Visx having performed a significant majority of the laser vision correction procedures performed in the U.S. in 1998 and 1999. Our LaserScan LSX excimer laser system is not presently approved to treat farsightedness, astigmatism or more than 10 diopters of nearsightedness in the U.S. Our PMA supplement for treatment of nearsightedness with astigmatism is presently pending. While regulatory approvals play a significant role with respect to the U.S. market, competition from new entrants may be prevalent in other countries where regulatory barriers are lower.

         In February 2000, Visx announced that it was reducing the fee it charges to customers from $250 to $100 for each laser vision correction procedure performed on an excimer laser manufactured by Visx. Shortly after this announcement, Summit announced it would also reduce its licensing fee to $100, plus an additional $25 for astigmatism and hyperopia correction and $150 for its Ladarvision systems. Bausch & Lomb has indicated it will charge a fee of $100 for each laser vision correction procedure performed on an excimer laser manufactured by Bausch & Lomb. We currently intend to charge a per procedure fee of up to $130. Nidek has indicated that it does not intend to charge per procedure fees. The per procedure fees received by us as well as our competitors who currently receive such fees are subject to change based on competitive factors and changing market conditions, and there can be no assurance that such fees will not be reduced or eliminated in the future.

         In addition to conventional vision correction treatments such as eyeglasses and contact lenses, we also compete against other surgical alternatives for correcting refractive vision disorders such as surgically implantable rings which recently received FDA approval, as well as implantable intraocular lenses and a holmium laser system developed for the treatment of farsightedness, neither of which have been approved by the FDA, though the holmium laser system recently received a recommendation for the approval of temporary reduction of hyperopia by FDA's Ophthalmic Advisory Panel.

         We believe competition in the market for keratome products is primarily on the basis of performance, design, automation, price, availability, regulatory approvals, royalty payments, warranty coverage and customer service capabilities. We believe that performance, design, automation, and price are among the most significant, and believe that we compete favorably with respect to these factors. In addition to Bausch & Lomb, who manufactured a significant majority of the keratomes and keratome blades used by refractive surgeons in the U.S. in 1998 and 1999, our principal competitors in the keratome and keratome blade business include Moria and Innovative Optics.

INTELLECTUAL PROPERTY

         There are a number of U.S. and foreign patents or patent rights relating to the broad categories of laser devices, use of laser devices in refractive surgical procedures, delivery systems for using laser devices in refractive surgical procedures and keratomes. We maintain a portfolio of strategically important patents, patent applications, and licenses. Our patents, patent applications and licenses generally relate to the following areas:
UV-wavelength laser ablation, our laser scanning method, infrared technology, frequency conversion techniques, solid-state technology, calibration technology, glaucoma and retinal treatments, corneal topography developments, treatment techniques for nearsightedness and farsightedness, treatment techniques to optimize clinical outcomes, and keratome design and usage. We monitor intellectual property rights in our industry on an ongoing basis and take action as we deem appropriate, including protecting our intellectual property rights and securing additional patent or license rights.

         A number of our competitors, including Visx and Summit, have asserted broad intellectual property rights in technology related to excimer laser systems and related products, and intellectual property lawsuits are sometimes a competitive factor in our industry. In November 1999, Visx asserted that the Company's technology infringed one of Visx's U.S. patents for equipment used in ophthalmic surgery. See "Legal Proceedings--Visx, Incorporated" in Item 3 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Uncertainties - We are subject to risks and uncertainties relating to our patent litigation with Visx" in Item 7. We believe that we own or have a license to all intellectual property necessary for commercialization of our products.

         PATENT  SEGMENT.   We  generate  royalty  income  pursuant  to  license
agreements with respect to certain of our intellectual property rights, including most significantly two key patents and related license agreements we acquired from IBM in August 1997. These patents (the "IBM Patents"), U.S. Patent No. 4,784,135 (Blum Patent) and U.S. Patent No. 4,925,523 (Braren Patent) relate to the use of ultraviolet light for the removal of organic tissue and may be used in laser vision correction, as well as for non-ophthalmic applications. Under the license agreements with Visx and Summit we acquired from IBM, Visx and Summit are each obligated to pay a royalty to us on all excimer laser systems they manufacture, sell or lease in the U.S., excluding those systems manufactured in the U.S. and sold into a country where a foreign counterpart to the IBM Patents exists. We believe a license to the Blum Patent is required for all companies desiring to enter the laser vision correction market in the U.S.

         We have licensed or sold certain of the vascular and cardiovascular patent rights and international patent rights covered by the IBM Patents. In September 1997, we received a one-time lump sum payment of $4 million from a third party in exchange for an exclusive, worldwide, royalty-free license to the vascular and cardiovascular rights covered by the IBM Patents. In February 1998, we entered into an agreement with Nidek pursuant to which we retained all of the IBM Patent rights within the U.S., and transferred to Nidek ownership of the foreign counterparts to those patents, including those in Australia, Austria, Belgium, Brazil, Canada, France, Germany, Italy, Japan, Spain, Sweden, Switzerland, and the U.K. We also granted Nidek a non-exclusive license to utilize the IBM Patents in the U.S. In addition, Nidek granted us an exclusive license to the foreign counterparts to the IBM Patents in the non-ophthalmic, non-vascular and non-cardiovascular fields.

         We also believe that our other intellectual property rights are valuable assets of our business. For example, we entered into an agreement with a subsidiary of TLC in October 1998 that grants us an exclusive license under U.S. Patent No. 5,630,810 (TLC Patent) relating to a treatment method for preventing formation of central islands during laser surgery. Central islands is a problem generally associated with laser refractive surgery performed with broad beam laser systems used to ablate corneal tissue. We recently filed a lawsuit against Visx, our competitor, asserting that they infringe this patent. We have agreed to pay TLC for the term of the exclusive license 20% of the aggregate net royalties we receive in the future from licensing the TLC patent and other patents currently owned by us. The TLC Patent is currently in reissue at the U.S. Patent and Trademark Office. We may negotiate additional license agreements relating to the IBM Patents and our other patents in the future. However, we cannot provide any assurance as to whether, when or on what terms we may be able to do so.

         OTHER INTELLECTUAL PROPERTY. Among the more significant of our intellectual property rights are our scanning and solid-state laser-related patents, including a patent we were granted in May 1996 (U.S. Patent No. 5,520,679) relating to an ophthalmic surgery method utilizing a non-contact scanning laser. U.S. Patent No. 5,520,679 is currently in reissue at the U.S. Patent and Trademark Office. Another of our patents (U.S. Patent No. 5,144,630) covers the apparatus and use of the solid-state (ultraviolet and infrared) LaserHarmonic System. The extent of protection that may be afforded to LaserSight, or whether any claim embodied in these patents will be challenged or found to be invalid or unenforceable, cannot be determined at this time. These patents and other pending applications may not afford a significant advantage or product protection to us.

REGULATION

     MEDICAL DEVICE REGULATION

         The FDA regulates the manufacture, use, distribution and production of medical devices in the U.S. Our products are regulated as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act. In order to sell such medical devices in the U.S., a company must file a 510(k) premarket notice or obtain premarket approval after filing a PMA application. Noncompliance with applicable FDA regulatory requirements can result in one or more of the following:

         o  fines;
         o  injunctions;
         o  civil penalties;
         o  recall or seizure of products;
         o  total or partial suspension of production;
         o  denial or withdrawal of premarket clearance or approval of devices;
         o  exclusion from government contracts; and
         o  criminal prosecution.

The FDA also has authority to request repair, replacement or refund of the cost of any device manufactured or distributed by a company.

         Medical devices are classified by the FDA as Class I, Class II or Class III based upon the level of risk presented by the device and whether the device is substantially equivalent to an already legally marketed Class I or II device. Class III devices are subject to the most stringent regulatory review and cannot be marketed in the U.S. until the FDA approves a PMA for the device.

         CLASS III DEVICES. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA requires PMAs. The process of obtaining approval of a PMA application is lengthy, expensive and uncertain. It requires the submission of extensive clinical data and supporting information to the FDA. Human clinical studies may be conducted only under an FDA-approved and must be conducted in accordance with FDA regulations. In addition to the results of clinical trials, the PMA application includes other information relevant to the safety and efficacy of the device, a description of the facilities and controls used in the manufacturing of the device, and proposed labeling. After the FDA accepts a PMA application for filing and reviews the application, a public meeting may be held before an FDA advisory panel comprised of experts in the field.

         After the PMA is reviewed and discussed, the panel issues a favorable or unfavorable recommendation to the FDA and may recommend conditions. Although the FDA is not bound by the panel's recommendations, it historically has given them significant weight. If the FDA's evaluation of the PMA application is favorable, the FDA typically issues an "approvable letter" requiring the applicant's agreement to comply with specific conditions (such as specific labeling language) or to supply specific additional data (such as post-approval patient follow-up data) or other information in order to secure final approval. Once the approvable letter is satisfied, the FDA will issue approval for certain indications which may be more limited than those originally sought by the manufacturer. The PMA approval can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in enforcement action, including withdrawal of the approval. Products manufactured and distributed pursuant to a PMA will be subject to extensive, ongoing regulation by the FDA. The FDA review of a PMA application generally takes one to two years from the date such application is accepted for filing but may take significantly longer. The review time is often significantly extended by FDA requests for additional information, including additional clinical trials or clarification of information previously provided.

         Modifications to a device subject to a PMA generally require approval by the FDA of PMA supplements or new PMAs. We believe that our excimer laser systems require a PMA or a PMA supplement for each of the surgical procedures which they are intended to perform. The FDA may grant a PMA with respect to a particular procedure only when it is satisfied that the use of the device for that particular procedure is safe and effective. In granting a PMA, the FDA may restrict the types of patients who may be treated.

         FDA regulations authorize any interested person to petition for administrative review of the FDA's decision to approve a PMA application. Challenges to an FDA approval have been rare. We are not aware that any challenge has been asserted against us and do not believe any PMA application has ever been revoked by the agency based on such a challenge.

         During 1994, we began the clinical studies required for approval and commercialization of our laser scanning system in the U.S. In April 1998, we filed a PMA application for PRK treatment of nearsightedness using our scanning laser system. We received notification from the FDA that our laser system had received PMA approval for low to moderate nearsightedness in November 1999. The QSR/GMP regulations impose certain procedural and documentation requirements upon us with respect to our manufacturing and quality assurance activities. Our facilities will be subject to ongoing inspections by the FDA, and compliance with QSR/GMP regulations is required for us to continue marketing our laser products in the U.S. In addition, our suppliers of significant components or sub-assemblies must meet quality requirements established and monitored by LaserSight, and some may also be subject to FDA regulation.

         The following table summarizes the FDA regulatory status of the LaserScan LSX excimer laser system. The labeling for each device contains a more detailed description of the ranges summarized below.

         Condition                                       Regulatory Status
         ---------                                       -----------------
         Low to Moderate Nearsightedness.....Approved (to -6 diopters) (PRK) (1)
             -- with astigmatism.............Supplemental PMA filed (PRK)
         Higher Degrees of Nearsightedness...Clinical trials underway (LASIK)
             -- with astigmatism.............Clinical trials underway (LASIK)
         Low to Moderate Farsightedness......Clinical trials underway (LASIK)
             -- with astigmatism.............Clinical trials underway (LASIK)
         200 Hz pulse rate...................Supplemental PMA to be filed in the near future
         AccuTrack eye tracking system.......Clinical trials underway (LASIK)

(1) The LaserScan LSX has been approved by the FDA for treatment of nearsightedness of up to -6 diopters, and may be used to treat nearsightedness of up to -10 diopters at the discretion of the refractive surgeon.

         During 1998, we submitted and received approval to begin U.S. clinical trials of our scanning laser for treatment of nearsightedness and farsightedness, with and without astigmatism, utilizing the LASIK procedure. We also began a clinical trial of our scanning laser system for LASIK treatment of nearsightedness and nearsightedness astigmatism in Canada in late 1998 and received Device License Approval from Canadian Medical Devices Bureau in mid-1999. During 1996, we began clinical trials for photo-astigmatic refractive keratectomy, or PARK, in the U.S.

         In July 1997, we acquired from Photomed the rights to a PMA application filed with the FDA by Dr. Kremer for an excimer laser system for LASIK treatment. In July 1998, the FDA approved the PMA application for the laser to perform LASIK for correction of nearsightedness and nearsightedness with astigmatism. This approval, however, is for the treatment of nearsightedness and nearsightedness with astigmatism, specifically using LASIK at a single-site only. The commercial sale of the Photomed laser in the U.S. would require additional FDA approvals and compliance with QSR/GMP. The FDA's approval of this PMA is unrelated to the PMA for our LaserScan LSX scanning laser system. Summit's Apex Plus Excimer Laser Workstation recently received FDA approval for the LASIK treatment of myopia (nearsightedness) with or without astigmatism. The approval is for the correction of myopia in the range of 0 D to -14.0D with or without astigmatism in the range of -0.5D to -5.0D. The Summit laser system is currently the only laser system commercially available in the U.S. with FDA approval for use in LASIK. Laser systems manufactured by other companies approved by FDA for PRK, including Visx, Nidek, and LaserSight, are routinely used off-label to perform LASIK. A physician may decide, as part of the practice of medicine, to use a medical device outside of its FDA-approved indications for an unapproved or "off-label" use. Prior to Summit's approval, all LASIK procedures performed in the U.S. with commercially available lasers were performed in accordance with the practice of medicine. See "Products--Overview of Competitive Laser Systems" above.

         CLASS I OR II DEVICES. Devices deemed to pose relatively less risk are placed in either Class I or II, which requires the manufacturer to submit a 510(k) premarket notification, unless an exemption applies. The premarket notification must demonstrate that the proposed device is "substantially equivalent" to a "predicate device" that is either in Class I or II, or is a "pre-amendment" Class III device that was in commercial distribution before May 28, 1976, for which the FDA does not require PMA approval. The FDA issued determinations of equivalency for our UniShaper single-use keratome in January 1998 and for our UltraShaper durable keratome in January 2000. Our UltraEdge keratome blades are exempt from the 501(k) requirement.

         After the FDA has issued a determination of equivalency for a device, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) notice. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer's decision not to submit a new 510(k), the agency may retroactively require the manufacturer to submit a premarket notification. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k).

         OTHER REGULATORY REQUIREMENTS. Labeling and promotional activities are subject to scrutiny by the FDA and by the Federal Trade Commission. Current FDA enforcement policy prohibits manufacturers from marketing and advertising their approved medical devices for unapproved or off label uses. The scope of this prohibition has been the subject of recent litigation. The only materials related to unapproved devices that may be disseminated by companies are peer reviewed articles. Our lasers are also subject to the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the FDA. The law requires laser manufacturers to file new product and annual reports and to maintain quality control, product testing and sales records. In addition, laser manufacturers must incorporate specified design and operating features in lasers sold to end users and comply with labeling and certification requirements. Various warning labels must be affixed to the laser depending on the class of the product under the performance standard. The manufacture, sale and use of our products is also subject to numerous federal, state and local government laws and regulations relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.

         INTERNATIONAL REGULATORY REQUIREMENTS. The manufacture, sale and use of our products is also subject to regulation in countries other than the U.S. During November 1996 we completed all requirements necessary to obtain authority to apply the CE Mark to our LaserScan 2000 System, an earlier generation of excimer laser system we sold in international markets. In September 1998, we received similar certification to apply the CE Mark to our LaserScan LSX excimer laser system. The CE Mark, certifying that the LaserScan Models 2000 and LaserScan LSX meet all requirements of the European Community's medical directives, provides our products with marketing access in all member countries of the EU. All countries in the EU require the CE Mark certification of compliance with the EU Medical Directives as the standard for regulatory approval for sale of excimer laser systems.

         The EU Medical Directives include all the requirements under EU laws regarding the placement of various categories of medical devices on the EU market. This includes a "directive" that an approved "Notified Body" will review technical and medical requirements for a particular device. All clinical testing of medical devices in the EU must be done under the Declaration of Helsinki, which means that companies must have ethics committee approval prior to commencement of testing, must obtain informed consent from each patient tested, and the studies must be monitored and audited. Patient records must be maintained for 15 years. Companies must also comply with the Medical Device Vigilance reporting requirements. In obtaining the CE Mark for our excimer laser system, we demonstrated that we satisfied all engineering and electro-mechanical requirements of the EU by having our manufacturing processes and controls evaluated by a Notified Body (Semko) for compliance with ISO 9002 and ISO 9001 requirements, and conducted a clinical study in France to confirm the safety and efficacy of the excimer laser system on patients.

RESEARCH AND DEVELOPMENT

         We continue to research and develop new laser products, laser systems, product upgrades, keratome products, and ancillary product lines. In March 2000, we acquired the intellectual property relating to a technology development project under design to provide an integrated refractive diagnostic work station that includes front-to-back analysis of aberrations within the total eye. We believe this project will assist us in developing our ASTRA individualized ablation capabilities.

         Other   research  and   development   efforts   include  the  continued
development of a new solid-state laser, enhancements for our advanced eye-tracking system that is standard on the international model of LaserScan LSX and the development of a mobile platform for an excimer laser system. The solid-state is the first true non-gas laser capable of delivering a laser beam in the ultraviolet spectrum (common to all excimer lasers used for refractive surgery). In addition, the solid-state laser could be capable of generating multiple wavelengths, thus permitting its use for other ophthalmic procedures which now require separate lasers.

         The solid-state research and development effort has already resulted in the identification of many features that have been subsequently incorporated into our excimer laser system. Further efforts will continue to be directed at an appropriate level towards production of a clinical design for this product to ensure that a commercial version is available to meet the market's demand for such a system.

         Upon completion of a clinical design for the solid-state system, pre-clinical trials and formal clinical trials are anticipated. Once sufficient clinical and safety data have been gathered, we intend to initially market the solid-state system for medical uses outside of the U.S. We continue to assess numerous issues related to manufacturing and marketing of the solid-state system. As is the case with many new technology products, the commercialization of the solid-state laser is subject to potential delays.

         Our research and development activities continue to include efforts to develop completely new designs for solid-state laser heads that are not currently available or produced anywhere in the world. While the risk of failure of these specific activities may be significant, we believe that if developed, these products could provide us with a leading edge technology that would further differentiate our products from other companies in the industry. There is no assurance that any of these research and development efforts will be successful.

HEALTH CARE CONSULTING SERVICES

         We also provide health care and vision care consulting services to hospitals, managed care companies and physicians through our TFG subsidiary. The core business of TFG is two-fold: developing and maintaining physician databases for clients' needs and providing customized strategic plans. Services included are physician recruitment tools, competitive intelligence, demand studies, community health analyses and distribution channel mapping. TFG clients include multi-hospital health systems, community hospitals, academic medical centers, specialty health care providers and manufacturers and distributors of health care products. In 1998, as a result of losses incurred in previous years, TFG reduced staffing substantially, tightened it business focus and began outsourcing certain services such as teleresearch and physician recruiting. In 1999, two senior consultants joined who are expected to develop new business and help lead TFG towards significant financial improvement during 2000.

         The senior consulting staff of TFG includes seven individuals with significant experience in health care. We believe that new business will increase as a result of existing business relationships and previously-developed leads for new business. In addition to working with former clients, sales efforts are in development to generate new clients in the hospital, academic medical center, hospital system and other health care provider categories. TFG served approximately 13 clients in 1999.

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

         We believe that the key competitive factors in the health care consulting services segment is the experience of consultants, contacts within the industry, pricing of services and satisfaction of clients. Primary competitors are national consulting firms and small health care consulting firms.

EMPLOYEES

         As of December 31, 1999, we had 129 full-time and two part-time employees. None of our employees is a member of a labor union or subject to a collective bargaining agreement. LaserSight generally considers its employee relations to be good.

ITEM 2.  PROPERTIES

         Our principal offices, including executive offices and administrative, marketing and U.S. manufacturing facilities, are located in approximately 22,700 square feet of space that we have leased in Winter Park, Florida. This lease expires on June 14, 2002. We have leased approximately 15,600 square feet of additional space in Winter Park, Florida for administrative office space and to provide capacity for an increase in U.S. manufacturing. The lease of this additional space in Winter Park expires January 31, 2004. We lease approximately 3,900 square feet of office space in St. Louis, Missouri, which lease expires July 31, 2001. We lease approximately 6,400 square feet of space near San Jose, Costa Rica, which we use as a manufacturing facility. The lease of the San Jose manufacturing facility expires November 30, 2000. We lease approximately 5,500 square feet of space in Munich, Germany, which we will use as our European base of operations. The Munich lease expires in February 2004. In our opinion, the various properties used in our operations are generally in good condition and are adequate for the purposes for which we utilize them.

ITEM 3.  LEGAL PROCEEDINGS

         VISX, INCORPORATED. On November 15, 1999, we were served with a complaint filed by Visx asserting that the Company's technology infringed one of

Visx's U.S. patents for equipment used in ophthalmic surgery. On November 16, 1999, LaserSight and Visx reached agreement to stay the patent litigation and to continue negotiations toward a U.S. license agreement in our effort to facilitate commercialization of its laser systems in the U.S. During the stay, we could commence manufacturing its laser systems in the U.S. but could not sell, offer to sell, ship or use commercially its systems in the United States until the parties entered into a license agreement or the stay was otherwise lifted. This stay did and does not affect our ability to manufacture or sell its laser systems outside the U.S. On February 1, 2000, we announced that we withdrew from the licensing negotiations and allowed the litigation to proceed. The stay was lifted effective February 16, 2000. In addition, on February 1, 2000, we filed suit against Visx claiming non-infringement and invalidity of the Visx patent and asserting that Visx infringes U.S. Patent No. 5,630,810. Management believes that LaserSight does not infringe Visx's patent and that this action will not have material adverse effect on our business, financial condition or results from operations. However, the outcome of patent litigation, particularly in jury trials, is inherently uncertain, and an unfavorable outcome in the Visx litigation could have a material adverse effect on our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Uncertainties - We are subject to risks and uncertainties relating to our patent litigation with Visx" in Item 7.

         Separately, in May 1998, Visx asserted that we were underpaying royalties due under an international license agreement (the "License Agreement") and submitted the dispute for binding arbitration. Prior to the arbitration, the dispute was resolved in November 1999. The resolution did not result in a material adverse effect on our financial condition or results of operations.

         FORMER NNJEI OWNERS. On March 22, 1999, we received notice of an action filed on March 15, 1999 by the former owners of Northern New Jersey Eye Institute, or NNJEI, and related assets and entities against LaserSight in U.S. District Court for the District of New Jersey. The complaint alleges breach of contract in connection with a provision in our July 1996 acquisition agreements related to the assets of NNJEI and related assets and entities. Such provision provided for additional issuance of LaserSight common stock if our stock price was not at certain levels in July 1998. We issued the additional common stock in July 1998 in accordance with the provisions of the agreements. The plaintiffs allege that, based on the price of LaserSight common stock in July 1998, additional payments are required of approximately $540,000. Cross motions for summary judgment have been filed and are awaiting action by the court. Management disagrees with the plaintiffs' interpretation of the NNJEI agreements and believes that its obligations under the agreements will not have a material adverse effect on our financial condition or results of operations.

         J.T. LIN. On June 24, 1999, Jui-Teng Lin, a former president, chief executive officer and director of LaserSight, filed an action in the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida, against LaserSight. This action asserts that LaserSight is currently in default on a promissory note executed in June 1991, and payable to Mr. Lin in the principal amount of $1,180,000. LaserSight believes that the allegations made by the plaintiff against LaserSight are without merit and it intends to vigorously defend the action. Management believes that LaserSight has satisfied its obligations under the promissory note and that this action will not have a material adverse effect on our financial condition or results of operations.

         FORMER MRF, INC. SHAREHOLDER. On November 12, 1999 a lawsuit was filed in the U.S. District Court for the Eastern District of Missouri on behalf of a former shareholder of MRF, Inc. (the "Subsidiary"), a wholly-owned subsidiary of LaserSight. The lawsuit names Michael R. Farris, the Company's Chief Executive Officer, as the sole defendant and alleges fraud and breach of fiduciary duty by

Mr. Farris in connection with the redemption by the Subsidiary of the former shareholder's capital stock in the Subsidiary. At the time of the redemption, which redemption occurred prior to LaserSight's acquisition of the Subsidiary, Mr. Farris was the President and Chief Executive Officer of the Subsidiary. LaserSight's Board of Directors has authorized LaserSight to retain and, to the fullest extent permitted by the Delaware General Corporation Law, pay the fees of counsel to defend Mr. Farris, the Subsidiary and LaserSight in the litigation so long as a court has not determined that Mr. Farris failed to act in good faith and in a manner Mr. Farris reasonably believed to be in the best interest of the Subsidiary at the time of the redemption. Management has reviewed the lawsuit and believes that the allegations set forth therein are without merit, and that our obligations with respect to Mr. Farris' legal defense will not have a material adverse effect on our financial condition or results from operations.

         LAMBDA PHYSIK, INC. On January 20, 2000 a lawsuit was filed in the Circuit Court of Broward County, Florida on behalf of Lambda Physik, Inc. ("Lambda") against LaserSight. The action alleges that LaserSight is in breach of an agreement it entered into with Lambda for the purchase of lasers from Lambda. Lambda has requested $1,852,813 in damages, plus interest, costs and attorney's fees. LaserSight believes that the allegations made by the plaintiff are without merit, and intends to vigorously defend the action. Management believes that LaserSight has satisfied its obligations under the agreement and that this action will not have material adverse effect on tour financial condition or results from operations.

         ROUTINE MATTERS. In addition, we are involved from time to time in routine litigation and other legal proceedings incidental to our business. Although no assurance can be given as to the outcome or expense associated with any of these proceedings, we believe that none of such proceedings, either individually or in the aggregate, will have a material adverse effect on the financial condition of LaserSight.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

         Our common stock trades on The Nasdaq Stock Market(R) under the symbol LASE. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices for our common stock on The Nasdaq Stock Market.

         1997:                                            High        Low
         ----                                             ----        ---
         First Quarter                                   $6.63      $5.19
         Second Quarter                                   7.31       3.38
         Third Quarter                                    6.94       4.19
         Fourth Quarter                                   5.25       2.56

         1998:
         ----
         First Quarter                                   $3.38      $1.56
         Second Quarter                                   5.38       2.25
         Third Quarter                                    8.03       3.38
         Fourth Quarter                                   6.00       2.75

         1999:
         ----
         First Quarter                                   $5.94      $3.88
         Second Quarter                                  20.38       5.22
         Third Quarter                                   17.63      12.13
         Fourth Quarter                                  18.31       7.19

         On March 27, 2000, the closing sale price for our common stock on the Nasdaq National Market was $7.38 per share. As of March 27, 2000, LaserSight had 19,803,663 shares of common stock outstanding held by approximately 200 stockholders of record and, to our knowledge, approximately 6,185 total stockholders, including stockholders of record and stockholders in "street name."

         We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Our current policy is to retain all available funds and any future earnings to provide funds for the operation and expansion of our business. Any determination in the future to pay dividends will depend upon our financial condition, capital requirements, results of operations and other factors deemed relevant by our board of directors, including any contractual or statutory restrictions on our ability to pay dividends.

POSSIBLE DILUTIVE ISSUANCES OF COMMON STOCK

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

         As of March 27, 2000, we have not accrued any obligation to issue Centers Contingent Shares or Royalty Shares. We cannot assure you that any issuance of Centers Contingent Shares or Royalty Shares will be accompanied by an increase in our per share operating results. We are not obligated to pursue strategies that may result in the issuance of Centers Contingent Shares or Royalty Shares. It may be in the interest of our Chairman of the Board for us to pursue business strategies that maximize the issuance of Centers Contingent Shares and Royalty Shares.

         PHOTOMED. If, within specified time frames, the FDA approves (for general commercial use) a LaserSight-manufactured laser system in the treatment of farsightedness that uses part or all of the know-how of the laser technology we acquired from Photomed, we would be required to issue additional shares of Common Stock with a market value of up to $1.0 million (based on the average closing price of the Common Stock during the preceding 10-day period) to the former Photomed stockholders. Because such approval was not received by June 1, 1999, this obligation decreases by approximately $2,740 per day each day thereafter, and the obligation will be eliminated entirely on June 1, 2000. As of March 27, 2000, the number of additional shares issuable would have been approximately 20,000. Depending on whether and when such FDA approval is received and on the market price of the Common Stock at the time of any such approval, the actual number of additional shares of Common Stock issuable could be more (but not more than permitted under the listing rules of The Nasdaq Stock Market) or less than this number.

         FOOTHILL WARRANT. In April 1997, we issued to Foothill a warrant to purchase 500,000 shares of Common Stock (the "Foothill Warrant") at a price of $6.067 per share. We are required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price if we sell Common Stock or Common Stock-equivalents (such as convertible securities or warrants) at a price per share that is (or could be) less than the fair market value of the Common Stock at the time of such sale (a "Below-Market issuance"). To date, such anti-dilution adjustments have resulted in (1) an increase in the number of Foothill Warrant shares to 594,562, and (2) a reduction to the exercise price of the Foothill Warrant shares to $5.10 per share. Additional anti-dilution adjustments to the Foothill Warrant could also result from any future Below-Market Issuance. The Foothill warrants may be exercised at any time through March 31, 2002. As of March 27, 2000, warrants for 97,562 shares of our common stock remain outstanding.

         SERIES B WARRANT. In connection with our issuance of the Series B Preferred Stock in August 1997, we issued to the former holders of the Series B Preferred Stock warrants to purchase 750,000 shares of Common Stock (the "Series B Warrant") at a price of $5.91 per share at any time before August 29, 2002. In connection with a March 1998 agreement whereby we obtained the option to repurchase the Series B Preferred Stock and a lock-up on conversions, the exercise price of the Series B Warrant shares was reduced to $2.753 per share. We are required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price in the event we make a Below-Market Issuance. To date, these anti-dilution adjustments and other agreements among the former holders of the Series B Preferred Stock and us have resulted in (1) an increase in the number of Series B Warrant shares to 787,998, and (2) a reduction to the exercise price of Series B Warrant shares to $2.60 per share. Additional anti-dilution adjustments to the Series B Warrants could also result from any future Below-Market Issuance. As of March 27, 2000, 140,625 of such warrants had been exercised.

         SHORELINE WARRANT. In connection with our sale of the Series B Preferred Stock in August 1997, we issued to four individuals associated with our placement agent warrants to purchase 40,000 shares of Common Stock (the "Shoreline Warrant") at a price of $5.91 per share at any time before August 29, 2002. We are required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price in the event we make a Below-Market Issuance. To date, these anti-dilution adjustments have resulted in
(1) an increase in the number of Shoreline Warrant shares to 42,254, and (2) a reduction to the exercise price of Shoreline Warrant shares to $5.58 per share. Additional anti-dilution adjustments to the Shoreline Warrants could also result from any future Below-Market Issuance of Common Stock. As of March 27, 2000, 8,589 of such warrants had been exercised.

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

         MARCH 1999 PRIVATE PLACEMENT WARRANTS. In connection with our sale of Common Stock in March 1999, we issued the purchasers warrants to purchase a total of 225,000 shares of Common Stock at an exercise price of $5.125 per share, the closing price of the Company's Common Stock on March 22, 1999. The warrants have a term of five years. As of March 27, 2000, 45,000 of such warrants had been exercised.

         CONSULTING WARRANTS. On February 22, 1999, in connection with a consulting services agreement that we entered into with Guy Numann, we issued warrants to purchase a total of 67,500 shares of our common stock at a price of $5.00 per share. One-third of the warrants become vested on each annual anniversary of the grant until all the warrants are vested. To the extent vested, the warrants are exercisable at any time prior to February 22, 2004. As of March 27, 2000, 22,500 of such warrants had vested and all such warrants remained outstanding.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The summary financial information as of and for each of the years in the five-year period ended December 31, 1999 is derived from our consolidated financial statements for such years.

                              (In thousands, except for per share amounts)
                                   1999             1998           1997                1996             1995
                                   ----             ----           ----                ----             ----

Net sales                       $21,728          $17,756           $24,389          $21,504           $25,988
Gross profit                     11,951           11,410            11,687           11,381            18,895
Income (loss) from operations   (15,102)         (11,461)           (9,262)          (4,960)            4,552
Gain on sale of subsidiaries         --              364             4,129               --                --
Net income (loss)               (14,424)         (11,882)           (7,253)          (4,074)            4,592
Conversion discount
     on preferred stock              --             (859)              (42)          (1,011)               --
Dividends and accretion
     on preferred stock              --           (2,752)             (298)            (359)               --
Income (loss) attributable
     to common stockholders     (14,424)         (15,493)           (7,593)          (5,444)            4,592
Basic earnings
     (loss) per common share      (0.89)           (1.26)            (0.80)           (0.69)             0.68
Diluted earnings
     (loss) per share             (0.89)           (1.26)            (0.80)           (0.69)             0.64

Working capital                  21,648           14,875            12,730           10,021             7,272
Total assets                     49,379           43,873            50,461           34,250            29,102
Long-term obligations               100              560               500              642                --
Redeemable convertible
     preferred stock                 --               --            11,477               --                --
Stockholders' equity             39,578           34,015            27,040           26,769            20,420



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of LaserSight's consolidated results of operations and consolidated financial position should be read in conjunction with the Selected Consolidated Financial Data and LaserSight's consolidated financial statements, including the notes thereto, appearing elsewhere in this report.

         All references to years are to LaserSight's fiscal years ended December 31, 1999, 1998 and 1997, unless otherwise indicated.

OVERVIEW

         LaserSight's net loss and loss attributable to common shareholders for 1999 was $14,423,980, or $0.89 per basic and diluted common share, on net sales of $21,728,452, while the net loss for 1998 was $11,882,389 and its loss attributable to common stockholders that year was $15,493,214, or $1.26 per basic and diluted common share, on net sales of $17,756,116. The net losses are primarily attributable to the expenses generated by our technology segment. The difference between the net loss and the loss attributable to common stockholders in 1998 resulted from preferred stock dividends, accretion, premiums on repurchases and the conversion discount on preferred stock.

         LaserSight is principally engaged in the manufacture and supply of narrow beam scanning excimer laser systems, keratomes, keratome blades and other related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of over 250 scanning laser systems outside the U.S., including approximately 80 of our LaserScan LSX laser systems.

         In November 1999, we received FDA approval for commercialization of our LaserScan LSX laser systems in the U.S., and shipments of that product in the U.S. are expected to begin within the next week.

         Our MicroShape family of keratome products includes our UniShaper single-use keratome, UltraShaper durable keratome, a control console which may be used interchangeably with our single-use and durable keratomes, and our UltraEdge keratome blades. We began commercial shipment of keratome blades in July 1999 and of our single-use keratomes in December 1999, and anticipate that both of these products will provide us with the opportunity to participate in the significant growth in refractive laser vision correction procedure volume by generating recurring revenue streams. We currently expect to begin commercial shipments of our UltraShaper durable keratomes during the second quarter of 2000.

         As a result of these significant developments, our historical financial statements may not be indicative of our future performance. In particular, we anticipate that our LaserScan LSX laser system will make a more significant contribution to our future operating results in the future as a result of the first commercial shipments of these laser systems to U.S. customers within the next week. In addition, commercial shipment of our UniShaper single-use keratome products to U.S. and international customers began in December 1999, and we expect to commercially launch our UltraShaper durable keratome in the second quarter of 2000, which we also expect to contribute to our future operating results. However, we expect to continue to incur a loss and a deficit in cash flow at least through the first quarter of 2000.

      We also license to other participants in the excimer laser industry various patents held by LaserSight related to the use of excimer lasers to ablate biological tissue, and provide health care and vision care consulting services to hospitals, managed care companies and physicians. For information regarding our export sales and operating revenues, operating profit (loss) and identifiable assets by industry segment, see note 14 of the notes to our consolidated financial statements included in this prospectus.

CERTAIN PRO FORMA FINANCIAL INFORMATION

         We sold our MEC Health Care, Inc. and LSIA subsidiaries to Vision Twenty-One, Inc. in a transaction effective as of December 1, 1997. Under LaserSight's ownership, MEC was a vision managed care company which managed vision care programs for health maintenance organizations and other insured enrollees and LSIA was a physician practice management company which managed the ophthalmic practice known as the Northern New Jersey Eye Institute (NNJEI) under a management services agreement.

         The following pro forma information has been prepared assuming that the disposition of both MEC and LSIA had occurred as of the beginning of the year ended December 31, 1997. The pro forma adjustments serve to eliminate revenues and expenses related to MEC and LSIA for the periods presented and do not include any overhead allocations. The unaudited pro forma condensed consolidated revenues, gross profit and net loss are not necessarily indicative of results that would have occurred had the disposition been consummated as of the beginning of the year ended December 31, 1997, or that which might be attained in the future.

                      For the Year Ended December 31, 1997
                                   (Unaudited)

                                  Pro Forma Adjustments
                 Historical        MEC          LSIA           Pro Forma
                 ----------        ---          ----           ---------

Revenues, net  $ 24,388,833   $(7,988,419)  $(3,021,304)     $ 13,379,110

Gross profit     11,686,993    (2,229,356)     (607,517)        8,850,120

Net loss         (7,253,084)     (450,700)     (214,420)       (7,918,204)


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, information derived from our statements of operations expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                                     Percentage Increase (Decrease)
                                  As a Percentage of Net Sales             Over Prior Periods
                                     Year Ended December 31,             Year Ended December 31,
                                     -----------------------            -----------------------
                                   1997        1998        1999     1997 to 1998      1998 to 1999
                                   ----        ----        ----     ------------      ------------
Statements of Operations Data:
Net revenues:
  Refractive products             48.9%        89.9%      89.3%          33.9%             21.5%
  Patent services                  1.0          6.3        9.1           *nm               77.2
  Healthcare services              5.0          3.8        1.6          (44.1)            (47.6)
  Subsidiaries sold               45.1           --         --         (100.0)              0.0
                                ------       ------     ------
    Net revenues                 100.0        100.0      100.0          (27.2)             22.4
Gross profit(1)                   47.9         64.3       55.0           (2.4)              4.7
Research, development and
    regulatory expenses (2)       11.5         21.6       14.4           36.8             (18.3)
Other general and
   administrative expenses        53.8         68.5       76.7           (7.3)             37.1
Selling-related expenses (3)      13.5         25.7       21.7           38.8               3.2
Amortization of intangibles        7.1         13.0       11.7           33.0               9.9
                                ------       ------      -----
Loss from operations             (38.0)       (64.5)     (69.5)          23.7              31.8




* Not meaningful.

(1) As a percentage of net revenues, the gross profit for refractive products only for each of the three years ended December 31, 1997, 1998 and 1999, were 65%, 62% and 50%, respectively.

(2)      As  a  percentage  of  refractive   product  net  revenues,   research,
      development and regulatory expenses for each of the three years ended December 31, 1997, 1998 and 1999, were 24%, 24% and 16%, respectively.

(3) As a percentage of refractive product net revenues, selling-related expenses for each of the three years ended December 31, 1997, 1998 and 1999, were 28%, 29% and 24%, respectively.

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Revenues. Net revenues for the year ended December 31, 1999 increased by $3.9 million, or 22%, to $21.7 million from $17.8 million for the comparable period in 1998. During the year ended December 31, 1999, refractive products revenues increased $3.4 million, or 22%, to $19.4 million from $16.0 million for the comparable period in 1998. This revenue increase was primarily the result of increased sales of our higher priced LaserScan LSX excimer laser system. During the year ended December 31, 1999, excimer laser system sales accounted for approximately $17.0 million in revenues compared to $14.6 million in revenues over the same period in 1998. During the year ended December 31, 1999 and 1998, respectively, LaserScan LSX system sales accounted for 89% and 60%, respectively, of total excimer laser system sales. During the year ended December 31, 1999, 65 laser systems were sold compared to 50 system sales over the comparable period in 1998. The 65 systems sold during 1999 include 51 system sales to new customers and 14 LaserScan LSX excimer laser systems sold to existing customers to replace older laser systems. The replacement systems were sold at discounted prices at a positive gross margin, though at a lower gross margin than sales to new customers. Additional improvements in refractive products related revenues during the year ended December 31, 1999 were attributable to an increase in the level of service contract revenues and increased revenues generated from our aesthetic product line, which was acquired in April 1998. These increases were slightly offset by a reduction in revenues generated from miscellaneous part sales for the year ended December 31, 1999 as compared to the year ended December 31, 1998. Net revenues from patent services for the year ended December 31, 1999 increased approximately $0.9 million, or 77%, to $2.0 million from $1.1 million for the comparable period in 1998, due to increased licensing fees. Net revenues from health care services for the year ended December 31, 1999 decreased approximately $0.3 million, or 48% to $0.4 million from $0.7 million for the comparable period in 1998. This decrease was primarily attributable to a reduction in consulting services provided and was accompanied by a reduction in expenses of approximately $0.2 million over the year ended December 31, 1998. Such revenue and expense reductions are primarily the result of staffing reductions instituted during mid-1998 to more closely match the cost structure of this segment with anticipated revenues going forward.

         COST OF REVENUES; GROSS PROFITS. For the year ended December 31, 1999 and 1998, gross profit margins were 55% and 64%, respectively. The gross profit margin decrease during the year ended December 31, 1999 was primarily attributable to higher raw material costs relating to the LaserScan LSX excimer laser system of $2.0 million, an increase in manufacturing overhead of $0.5 million, an increase in our inventory obsolescence reserve of $0.9 million, and an increase of $0.2 million in raw materials relating to our aesthetics division, which was acquired in April 1998.

         RESEARCH, DEVELOPMENT AND REGULATORY EXPENSES. Research, development and regulatory expenses for the year ended December 31, 1999 decreased by $0.7 million, or 18%, to $3.1 million from $3.8 million for the comparable period in 1998. We continued to develop our keratome systems, excimer laser systems and continued to pursue protocols in our effort to attain FDA approval for our products. As a result of a continuation of these efforts plus the anticipated development of new product concepts, we expect research and development expenses during 2000 to increase over levels incurred during 1999. Regulatory expenses are expected to increase as a result of our continued pursuit of FDA approval for our PMA supplements, protocols added during 1999 related to the potential use of our laser systems for treatments utilizing LASIK procedures and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA.

         OTHER   GENERAL  AND   ADMINISTRATIVE   EXPENSES.   Other  general  and
administrative expenses for the year ended December 31, 1999 increased $4.5 million, or 37%, to $16.7 million from $12.2 million for the comparable period in 1998. This increase was due to an increase in expenses related to our refractive products business of approximately $4.6 million over the comparable period in 1998. These included enhancements to the customer support and training, quality assurance, marketing, software development and engineering departments of $2.5 million, $0.4 million of costs relating to our efforts to develop a blade manufacturing operation, $0.5 million of higher depreciation and lease costs (including the second Winter Park, Florida facility and larger office space), $0.4 million of salaries primarily resulting from staffing additions to accounting, information systems and human resources departments and bad debt expense of $0.8 million, which represented a general increase in reserves. See "Risk Factors--Financial and Liquidity Risks -- If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses, and we may experience difficulty collecting restructured receivables with extended payment terms." The total increase was partially offset by a $0.2 million reduction of expenses related to our patent services business from the comparable period in 1998.

         SELLING-RELATED EXPENSES. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale-to-sale or period-to-period depending on the location and terms of each sale. Selling-related expenses for the year ended December 31, 1999 increased $0.1 million, or 3%, to $4.7 million from $4.6 million during the comparable period in 1998. This increase was primarily attributable to an $0.5 million increase in estimated warranty expense being accrued resulting from higher sales and an increase in the per system estimate to provide annual warranty coverage from the comparable 1998 period, partially offset by a $0.4 million decrease in sales commissions, which vary depending on the location of sale. There were no material changes in the levels of royalty fees, system installation and shipping costs in the comparable periods.

         AMORTIZATION OF INTANGIBLES. During the year ended December 31, 1999, costs relating to the amortization of intangible assets increased by $0.2 million, or 10%, to $2.5 million from $2.3 million for the comparable period in 1998. Items directly related to the amortization of intangible assets are acquired technologies, patents, license agreements and goodwill.

         LOSS FROM OPERATIONS. The operating loss for the year ended December 31, 1999 was $15.1 million compared to the operating loss of $11.5 million for the same period in 1998. This increase in the loss from operations was primarily due to the increase in other general and administrative expenses related to the sale of our refractive products and the decrease in our gross profit margin, partially offset by an improvement in the operating gain generated by our patent services subsidiary.

         OTHER INCOME AND EXPENSE. Interest and dividend income for the year ended December 31, 1999 was $0.8 million compared to $0.6 million for the comparable period in 1998. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense for the year ended December 31, 1999 was $0.1 million compared to interest expense of $0.8 million for the comparable period in 1998. Interest expense incurred during the year ended December 31, 1999 related primarily to an adjustment to the fair value of the warrant issued to Foothill Capital Corporation and interest paid on a capital lease obligation during the first half of 1999. Interest expense incurred during the year ended December 31, 1998 related primarily to the credit facility established with Foothill on April 1, 1997 which was repaid in full in June 1998. In addition to interest paid on the outstanding note payable balance, interest expense in 1998 included the amortization of deferred financing costs, the accretion of the discount on the note payable, and fees associated with amendments to the original loan agreement. During the year ended December 31, 1998, LaserSight recognized gains on the sale of subsidiaries and securities of $0.4 million resulting from the sale of marketable equity securities which were received in December 1997 in exchange for the sale of two health care subsidiaries.

         INCOME TAXES. For the year ended December 31, 1999, LaserSight had no income tax expense, while income tax expense of $0.2 million was recognized during the year ended December 31, 1998. The net expense for the year ended December 31, 1998 is primarily the result the payment of Japanese taxes in connection with the receipt of $1.2 million in royalties for the non-exclusive license of certain patents, the income from which is deferred for accounting purposes.

         NET LOSS. Net loss for the year ended December 31, 1999, was $14.4 million compared to a net loss of $11.9 million for the comparable period in 1998. The increase in net loss for the year ended December 31, 1999 can be attributed to the increase in other general and administrative expenses incurred by our refractive products operations and the decrease in our gross profit margin, partially offset by an improvement in the operating gain generated by our patent services subsidiary.

         LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. The loss attributable to common shareholders for the year ended December 31, 1998 was impacted by the $1.1 million premium paid on the repurchase of the 525 remaining shares of

Series B Preferred Stock, the accretion of $0.6 million of financing costs related to such shares, the $0.8 million value of the conversion discount on the Series C Preferred Stock and Series D Preferred Stock, the impact of the $0.7 million premium paid on the first quarter 1998 repurchase of 351 shares of Series B Preferred Stock and the accretion of $0.4 million of financing costs related to such shares. The comparable period in 1999 was not impacted by any such adjustments.

         LOSS PER SHARE. The loss per basic and diluted share decreased to $0.89 for the year ended December 31, 1999, compared to $1.26 for the comparable period in 1998. Of the basic and diluted losses per share for the year ended December 31, 1998, $0.29 was a result of the value of the conversion discount on preferred stock in accordance with EITF Topic D-60 and accretion and dividend requirements on the Series B Preferred Stock. During the year ended December 31, 1999, the weighted average shares of common stock outstanding increased primarily due to the exercise of options and warrants and the private placement completed in March 1999.

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         REVENUES. Net revenues decreased by $6.6 million, or 27%, to $17.8 million in 1998 from $24.4 million in 1997 primarily as a result of the subsidiaries sold in 1997. Refractive product revenues increased by $4.0 million, or 34%, to $16.0 million in 1998 from $11.9 million in 1997. The improvement in refractive product net revenues can be primarily attributed to increased sales of our newer LaserScan LSX excimer laser system during 1998 at a higher average selling price, resulting in $3.4 million of the total revenue increase. The average system selling price increased by approximately 11% from 1997 levels. Fifty laser systems, including 30 of our LaserScan LSX systems, were sold during 1998 compared to 46 laser systems, including nine LaserScan LSX systems, which were sold in 1997. Other contributing factors leading to the increase in refractive product revenues were a $0.3 million increase in service contract revenues, and a $0.4 million increase in revenues generated from our aesthetic product line. Patent related revenues also increased by $0.9 million to $1.1 million in 1998 from $0.2 million in 1997.

         More than offsetting the increases in refractive product and patent revenues were decreases in health care services revenues, which was attributable to the sale of MEC and LSIA effective December 1, 1997. These two subsidiaries contributed revenues of $8.0 million and $3.0 million, respectively, during the year ended 1997. All of our health care services revenue was generated by TFG during 1998. Net sales for TFG for the year ended 1998 decreased by $0.5 million from the same period in 1997. This decrease was due primarily to a reduction in consulting services provided and was accompanied by a total expense reduction, including cost of services, of $1.0 million for the year ended 1998. Such revenue and expense decreases are primarily the result of staffing reductions instituted during 1998 to more closely match the cost structure of the health care services segment with anticipated revenues going forward.

         COST OF REVENUES; GROSS PROFITS. Gross profit margins were 64% of net sales in 1998 compared to 48% in 1997. However, gross profit decreased by $0.3 million, or 2.4%, to $11.4 million in 1998 from $11.7 million in 1997. The gross profit margin percentage increase was primarily attributable to the sale of MEC and LSIA effective December 1, 1997. MEC and LSIA operated at gross margins of 28% and 20%, respectively, for the year ended 1997. An additional contributing factor leading to the improvement in the gross profit margin was a higher level of LaserScan LSX laser system sales, which generally carry a higher gross margin.

         RESEARCH, DEVELOPMENT AND REGULATORY EXPENSES. Research, development and regulatory expenses increased by $1.0 million, or 37%, to $3.8 million in 1998 from $2.8 million in 1997. The increase can be primarily attributed to continued development and validation of the keratome product line and the development of a new mobile scanning refractive laser system, partially offset by a decrease in costs relating to the continued development of the LaserScan LSX, which was substantially completed during 1998. Additionally, LaserSight incurred minor increases in costs related to the FDA regulatory approval process, both for its own scanning laser system and the LASIK laser system acquired from Dr. Kremer. In 1998, approximately $1.1 million was incurred in the development of and clinical and manufacturing validation of the UniShaper single-use keratome compared to $0.1 million in 1997. During 1998, LaserSight began a project to develop a mobile platform for an excimer laser system and incurred approximately $0.4 million in related costs. Expenses related to the development of the LaserScan LSX excimer laser system decreased approximately $0.3 million from 1997 levels to approximately $0.6 million in 1998. As a result of a continuation of the efforts described plus the anticipated development of new product ideas, we expect research and development expense during 1999 to remain at levels consistent with those incurred during 1998. Regulatory expenses may increase as a result of our continued pursuit of FDA approval, protocols added during 1997 and 1998 related to the potential use of our laser systems for LASIK and the possible development of additional future protocols for submission to the FDA.

         OTHER   GENERAL  AND   ADMINISTRATIVE   EXPENSES.   Other  general  and
administrative expenses decreased by $1.0 million, or 7%, to $12.1 million in 1998 from $13.1 million in 1997. This decrease was primarily attributable to the sale of MEC and LSIA effective December 1, 1997. MEC and LSIA incurred $1.5 million and $0.3 million, respectively, in other general and administrative costs during 1997. Additional factors resulting in this decrease were the reduction in the operating costs of TFG of $0.9 million from 1997 levels and the reduction in bad debt expense of $1.3 million from 1997 levels. This decrease was partially offset by an increase in other general and administrative expenses incurred at our refractive product subsidiary of $1.5 million from 1997 levels and by strategic initiatives of LaserSight and the development of it products and services. Such strategic initiatives included enhancements to the customer support, quality assurance, marketing, software development and engineering departments of $1.4 million, $0.8 million of costs of the aesthetic laser product line acquired in April 1998, $0.3 million of higher depreciation and lease costs (including a larger facility in Florida), $0.2 million of legal expenses, and patent related expenses of $0.1 million, which were nominal during 1997.

         SELLING-RELATED EXPENSES. Selling-related expenses increased by $1.3 million, or 39%, to $4.6 million in 1998 from $3.3 million in 1997. This increase was primarily attributable to a higher level of laser system sales with an associated distributor commission of $0.2 million, a $0.5 million increase in royalty fees, a $0.5 million increase in warranty expenses accrued based on more sales of the LaserScan LSX, and higher shipping and installation expenses resulting from increased system sales.

         AMORTIZATION OF INTANGIBLES. Costs relating to the amortization of intangible assets increased by $0.6 million, or 33%, to $2.3 million in 1998 from $1.7 million in 1997. This increase was primarily attributable to a higher level of amortization costs relating to patent acquisitions as a result of 1998 being the first full year for patents acquired in 1997 of $0.2 million, and a higher level of amortization costs relating to acquired technology as a result of 1998 being the first full year that the acquired LASIK PMA application and keratome license were amortized of $0.7 million. This increase was partially offset by a $0.4 million reduction in goodwill amortization resulting from the sale of MEC and LSIA.

         LOSS FROM OPERATIONS. LaserSight recognized a loss from operations of $11.5 million in 1998 compared to $9.3 million in 1997. This increase in loss from operations can be attributed primarily to the increases in research, development, regulatory and selling related expenses and the sale of MEC and LSIA, which generated income from operations of $0.4 million and $0.2 million, respectively, during 1997. This increase was partially offset by a reduction in the operating loss generated by TFG.

         OTHER INCOME AND EXPENSES. Interest and dividend income of $0.6 million was earned in 1998 from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. This represents an increase of $0.2 million from the $0.4 million of interest and dividend income earned in 1997. Interest expense incurred during 1998 was $0.8 million and related primarily to the credit facility established with Foothill on April 1, 1997, which was repaid in full in June 1998. In addition to the interest paid on the outstanding note payable balance, interest expense includes the amortization of deferred financing costs, the accretion of the discount on the note payable, and fees associated with amendments to the original loan agreement. Interest expense for 1997 was $1.3 million and related primarily to the credit facility established with Foothill and the note payable to the former owners of MEC which was repaid in full on April 1, 1997. Included in other expense in 1998 and 1997 are costs of $0.4 million and $0.3 million, respectively, related to the settlement of patent and other filed and threatened litigation. Included in other income in 1998 and 1997 are gains of $0.4 million and $4.1 million, respectively, related to the sale MEC and LSIA. The 1998 total includes $28,148 of gain on the sale of Vision Twenty-One, Inc. stock that was originally received as partial consideration in the sale of MEC and LSIA.

         INCOME TAXES. LaserSight recorded an income tax provision of $0.2 million in 1998 compared to $0.9 million in 1997. The 1998 provision for income taxes is primarily the result of the payment of Japanese taxes in connection with a licensing transaction. The 1997 provision for income taxes primarily result from the gain on the sale of two of our subsidiaries after utilization of net operating loss and capital loss carryforwards.

         NET LOSS. LaserSight incurred a net loss of $11.9 million in 1998 compared to a net loss of $7.3 million in 1997. The 1998 results are primarily attributable to an increase in operating loss resulting from the sale of MEC and LSIA in late 1997, losses generated from TFG and higher operating expenses as described above, which were partially offset by increased revenues from the sale of refractive products. The 1997 results are primarily attributable to losses generated from TFG and higher operating expenses described above, which were partially offset by increased revenues from refractive products and MEC services.

         LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. During 1998, our loss attributable to common shareholders was impacted by the following events, which occurred in the first and second quarters of 1998: premiums of $1.8 million paid on the repurchase of shares of Series B Preferred Stock, accretion of $1.0 million of financing costs related to such shares, and the value of the conversion discount on Series B Preferred Stock of $25,372 and on Series C Preferred Stock and Series D Preferred Stock of $0.8 million. In 1997, the conversion discount on Series B Preferred Stock was $41,573 and accretion and dividend requirements totaled $0.3 million.

         LOSS PER SHARE. Loss per basic and diluted common share increased to $1.26 in 1998 from $0.80 in 1997. This increase was attributable to the larger net loss incurred and accretion, dividend requirements, and premiums on the redemption of Series B Preferred Stock. The basic and diluted losses per share in 1998 of $0.29 were a result of the value of the conversion discount on Series

B, C and D Preferred Stock in accordance with EITF Topic D-60 and accretion, dividend requirements and repurchase premiums on the Series B Preferred Stock. Weighted average shares outstanding increased in 1998 primarily as a result of the conversion of 419 shares of Series B Preferred Stock into common stock. Other increases were from acquisition activity and the exercise of options and warrants. Weighted average shares outstanding increased in 1997 as a result of the conversion of eight shares of Series A Preferred Stock into common stock, the 1997 amendment to the purchase agreement related to LaserSight Centers, the issuance of shares under the earnout provisions of the 1994 acquisition of TFG, the issuance of shares in conjunction with the 1997 acquisition of rights to the PMA application for the excimer laser and keratome patent, and the exercise of options.

         The basic and diluted losses per share in 1997 of $0.04 were a result of the value of the conversion discount on preferred stock in accordance with EITF Topic D-60, and accretion and dividend requirements on the Series B Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of funds have historically been from sales of preferred stock and common stock, sales of subsidiaries and patent rights and, to a lesser extent, our operating cash flows. We issued securities totaling approximately $14.8 million in 1997, $15.8 million in 1998, $8.9 million in 1999 and $13.3 million to date in 2000, and received proceeds from the exercise of stock options and warrants of approximately $98,000 in 1997, $0.5 million in 1998 and $10.4 million in 1999. In addition, we sold subsidiaries and various patent rights, resulting in proceeds to us of approximately $10.5 million in 1997 and $12.7 million in 1998. We have principally used these capital resources to fund operating losses, working capital, capital expenditures, acquisitions and retirement of debt. At December 31, 1999, we had an accumulated deficit of $38.2 million.

         We entered into a $2.5 million revolving credit facility with The Huntington National Bank in June 1999. We may borrow amounts under this credit facility at an annual rate equal to 0.5% above the prime rate for short-term working capital needs or for such other purposes as may be approved by Huntington. The credit agreement with Huntington expires on June 30, 2000, though we expect to renew it, and requires us to maintain a specified liquidity level and tangible net worth levels. At December 31, 1999, we had no outstanding borrowings under this credit facility.

         Operating activities used net cash of $11.7 million during 1999, compared to $14.3 million during the year ended December 31, 1998. We expect to incur a loss and a deficit in cash flow from operations for the first quarter of 2000. There can be no assurance that we can regain or sustain profitability or positive operating cash flow in any subsequent fiscal period. Net cash used in investing activities of $0.7 million during 1999 can be attributed primarily to the purchase of furniture, equipment and leasehold improvements. As of December 31, 1999, we had no material commitments for capital expenditures. Net cash provided from financing activities during 1999 of $19.2 million resulted from the issuance of 2,250,000 shares of common stock and 225,000 warrants in a private placement to six investors for gross proceeds of $8.9 million (including $2.0 million each from TLC and the Pequot Funds) and from the aggregate exercise price of $10.4 million received upon the exercise of stock options and warrants.

         Our working capital increased $6.7 million from $14.9 million at December 31, 1998 to $21.6 million as of December 31, 1999. This increase in working capital resulted primarily from the March 1999 private placement of common stock and warrants for gross proceeds of $8.9 million and $10.4 million received upon the exercise of stock options and warrants, offset primarily by cash used in operating activities of $11.7 million.

         On January 31, 2000, we issued 1,269,841 shares of common stock in exchange for proceeds of $12.5 million (including $10.0 million from TLC). On February 22, 2000, we issued 76,189 shares of common stock in exchange for proceeds of $750,000. We believe that the proceeds from these issuances, together with our existing balances of cash and cash equivalents and our cash flows from operations, should be sufficient to fund our anticipated working capital requirements for the next 12 months in accordance with our current business plan. Our belief regarding future working capital requirements is based on various factors and assumptions including the commercial acceptance of our LaserScan LSX excimer laser system, our UltraEdge keratome blades and our UniShaper single-use keratomes, the commercial acceptance of our UltraShaper durable keratome, the anticipated timely collection of receivables, and the absence of unanticipated product development and marketing costs. These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. Similarly, our long-term liquidity will be dependent on the successful entrance into the U.S. market with our laser systems, the successful entrance into U.S. and international markets of our keratome products, and our ability to collect our receivables on a timely basis. We cannot assure you that we will not seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. Other than the $2.5 million credit facility signed in June 1999 with The Huntington National Bank, we currently do not have any commitments for additional financing.

SEASONALITY, BACKLOG AND CUSTOMER PAYMENT TERMS

         Based on our historical activity, we do not believe that seasonal fluctuations have a material impact on our financial performance.

         To date, we have been able to ship laser units as orders are received. As a result, order backlog is not a meaningful factor in our business.

         In the U.S., we expect that sales of our laser systems will generally be to customers with approved credit, and we anticipate that the purchase price for such laser systems will generally be paid to us within 30 days of installation. In international markets, unless a letter of credit or other acceptable security has been obtained, we generally require a significant down payment or deposit from our laser system customers at or before installation. At December 31, 1999, we were the payee on letters of credit with foreign financial institutions aggregating approximately $0.6 million (compared to approximately $2.5 million at December 31, 1998). On occasion, it is necessary to meet a competitor's more liberal terms of payment. In those and other cases, we may provide term financing. Our internally-financed sales with repayment periods exceeding 18 months (measured from the installation date) decreased from 13 systems in 1997, to 10 systems in 1998 and consisted of five systems during 1999. In our experience, sales of major capital equipment such as excimer laser systems in certain areas, including much of South and Central America, often require payment terms ranging from 12 to 24 months.

RISK FACTORS AND UNCERTAINTIES

         The  business,   results  of  operations  and  financial  condition  of
LaserSight and the market price of our common stock may be adversely affected by a variety of factors, including the ones noted below:

INDUSTRY AND COMPETITIVE RISKS

         WE CANNOT ASSURE YOU THAT OUR LASERSCAN LSX LASER SYSTEM WILL ACHIEVE MARKET ACCEPTANCE IN THE U.S., AND OUR BUSINESS MODEL FOR SELLING OUR LASER SYSTEM IN THE U.S. IS NEW AND UNPROVEN.

         We only recently received the Food & Drug Administration approval necessary for the commercial marketing and sale of our LaserScan LSX excimer laser system in the U.S. and expect our first commercial shipments to customers in the U.S. within the next week. Our previous experience marketing and selling our LaserScan LSX excimer laser system in the U.S. had been limited to cost-recovery sales to refractive surgeons participating in our FDA clinical trials.

         The required level of per procedure fees payable to us by the refractive surgeon may not be accepted by the marketplace or may exceed those charged by our competitors. While we believe that gaining access to our recently-approved scanning narrow beam laser technology justifies the required per procedure fee levels, we cannot assure you that this business model will be accepted by a large number of refractive surgeons. If our competitors reduce or do not charge per procedure fees to users of their systems, we could be forced to reduce or eliminate the fees charged under this business model, which could significantly reduce our revenues. For example, Nidek Co., Ltd., one of our competitors, has publicly stated that it does not intend to charge per procedure fees to users of its laser systems in the U.S. and internationally.

         Successful implementation of this business model is crucial to the commercial launch of our LaserScan LSX laser system in the U.S. and may require the expenditure of significant financial and other resources to create awareness of the LaserScan LSX laser system and create demand by refractive surgeons. If our laser system fails to achieve market acceptance in the U.S., we may not be able to execute our business plan, which would have a material adverse effect on our business, financial condition and results of operations.

         WE CANNOT ASSURE YOU THAT OUR KERATOME PRODUCTS WILL ACHIEVE MARKET ACCEPTANCE, AND WE ARE SIGNIFICANTLY DEPENDENT UPON OUR MARKETING ALLIANCE WITH BECTON DICKINSON WITH RESPECT TO THE SALE OF OUR KERATOME PRODUCTS.

         Keratomes   are  surgical   devices  used  to  create  a  corneal  flap
immediately prior to LASIK laser vision correction procedures. We began to roll out our MicroShape family of keratome products only recently with the commercial launch of our UltraEdge keratome blades in July 1999 and of our UniShaper single-use keratomes and control consoles in December 1999. We anticipate the commercial launch of our UltraShaper durable keratomes during the second quarter of 2000. We cannot provide any assurances that there will not be unanticipated delays in the launch of our UltraShaper durable keratome. Our UniShaper single-use keratome is the first disposable keratome product to be commercially marketed, and we cannot assure you that refractive surgeons, including in particular refractive surgeons who perform a large volume of LASIK procedures, will accept our UniShaper product as either a replacement for or a supplement to the durable keratomes traditionally used to create corneal flaps. Our UltraShaper durable keratome incorporates the features found in the Automated

Corneal Shaper keratome previously marketed by Bausch & Lomb with new enhancements and features. However, Bausch & Lomb has not aggressively marketed or serviced the ACS since 1997 when we licensed the rights to commercially market keratomes based on the same technology, and has successfully transitioned a large number of refractive surgeons from the ACS to its Hansatome durable keratome product. We believe that many refractive surgeons learned to perform the LASIK procedure using the ACS and prefer the surgical technique required by the ACS, which is also used to operate our UltraShaper durable keratome, to that required to operate the Hansatome keratome product. However, we cannot assure you that we will be successful in achieving broad market acceptance of our UltraShaper durable keratome or our other keratome products.

         Successful implementation of our keratome product sales strategy is significantly dependent upon our marketing and distribution alliance with Becton Dickinson. Pursuant to our October 1999 agreement, Becton Dickinson is, subject to limited exceptions, the exclusive distributor of our keratomes and keratome related products in the U.S., the U.K., Ireland and Japan, and has a non-exclusive right to distribute kits including keratome products in other countries. While our agreement with Becton Dickinson has a five-year term, it is subject to early termination in certain circumstances, including the failure of Becton Dickinson to achieve minimum sales levels. If we cannot successfully market and sell our keratome products or if our marketing and distribution alliance with Becton Dickinson fails to benefit us as expected, we may not be able to execute our business plan, which would have a material adverse effect on our business, financial condition and results of operations. See also "--Company and Business Risks -- Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome product."

         THE VISION CORRECTION INDUSTRY CURRENTLY CONSISTS OF A FEW ESTABLISHED PROVIDERS WITH SIGNIFICANT MARKET SHARES AND WE MAY ENCOUNTER DIFFICULTIES COMPETING IN THIS HIGHLY COMPETITIVE ENVIRONMENT.

         The vision correction industry is subject to intense, increasing competition, and we do not know if we will be able to compete successfully against our current and future competitors. Many of our competitors have established products, distribution capabilities and customer service networks in the U.S. marketplace, are substantially larger and have greater brand recognition and greater financial and other resources than we do. Visx, Incorporated, the current industry leader for excimer laser system sales in the U.S., sold laser systems which performed a significant majority of the laser vision correction procedures performed in the U.S. in 1998 and 1999. Similarly, Bausch & Lomb sold a significant majority of the keratomes used by refractive surgeons in the U.S. in 1998 and 1999. Two of our other competitors, Summit Technology, Inc. and Autonomous Technology Corporation merged in April 1999. The merger resulted in a combined entity with enhanced market presence, technology base and distribution capabilities and provided Summit with a narrow beam laser technology platform which will enable Summit to compete more directly with our narrow beam LaserScan LSX excimer laser system. In addition, as a result of the merger, the combined entity will be able to sell narrow beam laser systems under a royalty-free license to certain Visx patents without incurring the expense and uncertainty associated with intellectual property litigation with Visx.

         MANY OF OUR COMPETITORS RECEIVED EARLIER REGULATORY APPROVALS THAN US AND MAY HAVE A COMPETITIVE ADVANTAGE OVER US DUE TO THE SUBSEQUENT EXPANSION OF THEIR REGULATORY APPROVALS AND THEIR SUBSTANTIAL EXPERIENCE IN THE U.S. MARKET.

         We received the FDA approval necessary for the commercial sale of our LaserScan LSX excimer laser system in the U.S. in November 1999, and expect our first commercial shipments to customers in the U.S. to occur within the next week. Our direct competitors include large corporations such as Visx and Summit, each of whom received FDA approval of excimer laser systems more than three years ago and has substantial experience manufacturing, marketing and servicing laser systems in the U.S. In addition to Visx, Summit, and Nidek, Bausch & Lomb recently obtained FDA approval for their laser system.

         In the U.S., a manufacturer of excimer laser vision correction systems gains a competitive advantage by having its systems approved by the FDA for a wider range of treatments. Initial FDA approvals of excimer laser vision correction systems historically have been limited to PRK treatment of low to moderate nearsightedness, with additional approvals for other and broader treatments granted only as a result of subsequent FDA applications and clinical trials. Our LaserScan LSX is currently approved only for the PRK treatment of low to moderate nearsightedness (up to -6.0 diopters) without astigmatism using a pulse repetition rate of 100 Hz, and its use for the treatment of higher levels of nearsightedness (up to -10.0 diopters) is allowed only if the refractive surgeon deems it to be reasonable. Currently, excimer laser vision correction systems manufactured by Visx, Summit and Nidek have been approved for higher levels of nearsightedness than the LaserScan LSX and are also approved for the treatment of nearsightedness with astigmatism for which the LaserScan LSX currently does not have approval. The Visx excimer laser system is also approved for the treatment of moderate farsightedness. On March 20, 2000, the FDA Ophthalmic Advisory Panel recommended approval for Summit's Ladarvision system for farsightedness of up to +6 diopters and an astigmatism range of up to -6 diopters. Although we have submitted applications to the FDA for approval for the treatment of nearsightedness with astigmatism and we expect to file a PMA supplement in the near future which would permit our laser systems sold to customers in the U.S. to operate at a 200 Hz pulse rate, if the FDA does not approve our pending and expected applications in a timely manner or at all, our ability to compete effectively in the U.S. may be severely impaired.

         Summit's Apex Plus Excimer Laser Workstation recently received FDA approval for the LASIK treatment of myopia (nearsightedness) with or without astigmatism. The approval is for the correction of myopia in the range of 0D to -14.0D with or without astigmatism in the range of -0.5D to -5.0D. The Summit laser system is currently the only laser system commercially available in the U.S. with FDA approval for use in LASIK.Laser systems manufactured by other companies approved by FDA for PRK, including Visx, Nidek, and LaserSight, are routinely used off-label to perform LASIK. A physician may decide, as part of the practice of medicine, to use a medical device outside of its FDA-approved indications for an unapproved or "off-label" use. Prior to Summit's approval, all LASIK procedures performed in the U.S. with commercially available lasers were performed as the practice of medicine. Summit's receipt of LASIK-specific FDA regulatory approval could be a significant competitive advantage which could impede our ability to successfully introduce our LaserScan LSX system in the U.S. or discourage physicians from using our or other manufacturers' lasers off-label. Our failure to successfully effect our product introduction in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

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

WE DEPEND UPON OUR ABILITY TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS.

         We believe that our ability to establish and maintain strategic relationships will have a significant impact on our ability to meet our business objectives. These strategic relationships are critical to our future success because we believe that these relationships will help us to:

         o extend the reach of our products to a larger number of refractive surgeons;
         o  develop and deploy new products;
         o  further enhance the LaserSight brand; and
         o  generate additional revenue.

         Entering into strategic relationships is complicated because some of our current and future strategic partners may decide to compete with us in some or all of our markets. In addition, we may not be able to establish relationships with key participants in our industry if they have relationships with our competitors, or if we have relationships with their competitors. Moreover, some potential strategic partners have resisted, and may continue to resist, working with us until our products and services have achieved widespread market acceptance. Once we have established strategic relationships, we will depend on our partners' ability to generate increased acceptance and use of our products and services. To date, we have established only a limited number of strategic relationships, and many of these relationships are in the early stages of development. There can be no assurance as to the terms, timing or consummation of any future strategic relationships. If we lose any of these strategic relationships or fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, we may not be able to execute our business plan, and our business will suffer.

         BECAUSE THE SALE OF OUR PRODUCTS IS DEPENDENT ON THE CONTINUED MARKET ACCEPTANCE OF LASER-BASED REFRACTIVE EYE SURGERY USING THE LASIK PROCEDURE, THE LACK OF BROAD MARKET ACCEPTANCE WOULD HURT OUR BUSINESS.

         We believe that whether we achieve profitability and growth will depend, in part, upon the continued acceptance of laser vision correction using the LASIK procedure in the U.S. and other countries. We cannot be certain that laser vision correction will continue to be accepted by either the refractive surgeons or the public at large as an alternative to existing methods of treating refractive vision disorders. The acceptance of laser vision correction and, specifically, the LASIK procedure may be adversely affected by:

         o possible concerns relating to safety and efficacy, including the predictability and stability of results;
         o  the public's general resistance to surgery;
         o the effectiveness and lower cost of alternative methods of correcting refractive vision disorders;
         o  the lack of long-term follow-up data;
         o  the possibility of unknown side effects;
         o  the lack of third-party reimbursement for the procedures;
         o  the cost of the procedure; and
         o possible future unfavorable publicity involving patient outcomes from the use of laser vision correction.

         Unfavorable side effects and potential complications which may result from the use of laser vision correction systems manufactured by any manufacturer may broadly affect market acceptance of laser-based vision correction surgery. Potential patients may not distinguish between our narrow beam scanning technology and the laser technology incorporated by our competitors in their laser systems, and customers may not differentiate laser systems and procedures that have not received FDA approval from FDA-approved systems and procedures. Any adverse consequences resulting from procedures performed with a competitor's systems or an unapproved laser system could adversely affect consumer acceptance of laser vision correction in general. In addition, because laser vision correction is an elective procedure which is not typically covered by insurance and which involves more significant immediate expense than eyeglasses or contact lenses, adverse changes in the U.S. or international economy may cause consumers to reassess their spending choices and to select lower-cost alternatives for their vision correction needs. Any such shift in spending patterns could reduce the volume of LASIK procedures performed which would, in turn, reduce our revenues from per procedure fees and sales of single-use products such as our UniShaper keratome and our UltraEdge keratome blades.

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

         NEW PRODUCTS OR TECHNOLOGIES COULD ERODE DEMAND FOR OUR PRODUCTS OR MAKE THEM OBSOLETE, AND OUR BUSINESS COULD BE HARMED IF WE CANNOT KEEP PACE WITH ADVANCES IN TECHNOLOGY.

         In addition to competing with eyeglasses and contact lenses, excimer laser vision correction competes or may compete with newer technologies such as intraocular lenses, corneal rings and surgical techniques using different or more advanced types of lasers. Two products that may become competitive within the near term are intraocular lenses, which are pending FDA approval, and corneal rings, which were recently approved by the FDA. Both of these products require procedures with lens implants, and their ultimate market acceptance is unknown at this time. To the extent that any of these or other new technologies are perceived to be clinically superior or economically more attractive than currently marketed excimer laser vision correction procedures or techniques, they could erode demand for our excimer laser and keratome products, cause a reduction in selling prices of such products or render such products obsolete. In addition, if one or more competing technologies achieves broader market acceptance or render laser vision correction procedures obsolete, it would have a material adverse effect on our business, financial condition and results of operations.

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

COMPANY AND BUSINESS RISKS

         WE ARE SUBJECT TO RISKS AND UNCERTAINTIES RELATING TO OUR PATENT LITIGATION WITH VISX.

         Visx Incorporated commenced a lawsuit in November 1999 in the United States District Court, District of Delaware, against the Company alleging that our LaserScan LSX laser system infringes one of Visx's U.S. patents for equipment used in ophthalmic surgery. The LaserScan LSX is the only laser system we are currently marketing and is the only laser system manufactured by us which is approved for sale to U.S. customers. The suit requests, among other things, injunctive relief, treble damages and attorneys' fees and expenses. Management does not believe that our LaserScan LSX laser system infringes the asserted Visx patent. However, we agreed to a stay of such litigation to pursue license negotiations with Visx in an effort to help facilitate commercialization of the LaserScan LSX in the U.S. market. We withdrew from license negotiations with Visx in February 2000, and after the stay of the litigation was lifted, we filed suit against Visx, claiming non-infringement and invalidity of the Visx patent and asserting that Visx infringes the TLC Patent. We also expect to begin to sell and ship our LaserScan LSX laser systems in the U.S. within the next week.

         We believe that the Visx lawsuit is without merit and intend to vigorously contest it. However, if we are unsuccessful in defending this lawsuit, we may be enjoined from manufacturing and selling our LaserScan LSX laser system in the U.S. without a license from Visx. In addition, we may be subject to damages for past infringement. No assurance can be given as to whether we will be subject to such damages or, if so, the amount of damages which we may be required to pay. In addition, such patent litigation could be time-consuming, result in costly litigation, divert management's attention and resources, cause product shipment delays or require us to develop non-infringing technology or enter into license agreements in order to market our products. Such license agreements, if required, may not be available on acceptable terms, or at all. The outcome of patent litigation, particularly in jury trials, is inherently uncertain, and an unfavorable outcome in the Visx litigation could have a material adverse effect on our business, financial condition and results of operations.

         WE WILL BE REQUIRED TO SIGNIFICANTLY EXPAND OUR U.S. MANUFACTURING OPERATIONS TO MEET OUR BUSINESS PLAN AND MUST COMPLY WITH STRINGENT REGULATION OF OUR MANUFACTURING OPERATIONS.

         We intend to manufacture our LaserScan LSX laser systems for sale in the U.S. at our manufacturing facility in Winter Park, Florida, and to continue to manufacture our laser systems for sale in international markets at our manufacturing facility in Costa Rica. Our U.S. personnel have limited experience manufacturing laser systems. We cannot, therefore, assure you that we will not encounter difficulties in scaling up production of our laser systems at our Florida facility, including problems involving production delays, quality control or assurance, component supply and lack of qualified personnel. In addition, we may in the future move our U.S. manufacturing operations to another location leased by us in Winter Park, Florida, which could result in unanticipated problems and production delays. Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to extensive regulation by the FDA, including recordkeeping requirements and reporting of adverse experience with the use of the product. Our manufacturing facilities are subject to periodic inspection by the FDA, certain state agencies and international regulatory agencies. We require that our key suppliers comply with recognized standards as well as our own quality standards, and regularly test the components and sub-assemblies supplied to us. Any failure by us or our suppliers to comply with applicable regulatory requirements, including the FDA's quality systems/good manufacturing practice (QSR/GMP) regulations, could cause production and distribution of our products to be delayed or prohibited, either of which could have a material adverse effect on our business, financial condition and results of operations.

         REQUIRED MINIMUM PAYMENTS UNDER OUR KERATOME LICENSE AGREEMENT MAY EXCEED OUR GROSS PROFITS FROM SALES OF OUR KERATOME PRODUCTS.

         In addition to the risk that the UniShaper single-use keratome or UltraShaper durable keratome will not be accepted in the marketplace, we are required to make certain minimum payments to the licensor under our keratome limited exclusive license agreement, unless the January 2000 amendment, as described below, is triggered by April 30, 2000. Under the original agreement, we are required to provide an excimer laser system and pay a total of $300,000 to the licensor in two equal installments due six and 12 months after the date of our receipt of the production molds for the UniShaper product. We provided the laser system to the licensor during the quarter ended June 30, 1998, and we received the molds in October 1999. We shipped the first UniShaper single-use keratome in December 1999. In addition, beginning seven months after the first commercial shipment, we will be required to make royalty payments equal to 50% of our defined gross profits from the sale of our UniShaper and UltraShaper keratomes, with a minimum royalty of $400,000 per calendar quarter for a period of eight quarters. As a result of our obligations under this license arrangement, the minimum royalty payments we are required to make to the licensor may exceed our gross profits from sales of our UniShaper and UltraShaper keratome products. On January 18, 2000, the Company entered into a first amendment to a license and royalty agreement related to certain keratome related products. Under the terms of the amendment 555,552 shares of Common Stock were placed in escrow and are included in common shares issued and outstanding on that date. If certain conditions under the amendment are satisfied by April 30, 2000, the shares will be released from escrow. Otherwise, the shares will be returned to the Company. In addition, the Company agreed to pay the licensors $200,000 upon execution of the amendment and $200,000 on April 1, 2000. The amendment eliminates the restriction on the Company manufacturing, marketing and selling other keratomes, but the sale of such other keratomes is included in the gross profit to be shared with the licensors. The Company agreed to pay the costs of the UniShaper final production molds.

         OUR FAILURE TO TIMELY OBTAIN OR EXPAND REGULATORY APPROVALS FOR OUR PRODUCTS AND TO COMPLY WITH REGULATORY REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

         Our excimer laser systems and keratome products are subject to strict governmental regulations which materially affect our ability to manufacture and market these products and directly impact our overall business prospects. FDA regulations impose design and performance standards, labeling and reporting requirements, and submission conditions in advance of marketing for all medical laser products in the U.S. New product introductions, expanded treatment types and levels for approved products, and significant design or manufacturing modifications require a premarket clearance or approval by the FDA prior to commercialization in the U.S. The FDA approval process, which is lengthy and uncertain, requires supporting clinical studies and substantial commitments of financial and management resources. Failure to obtain or maintain regulatory approvals and clearances in the U.S. and other countries, or significant delays in obtaining these approvals and clearances, could prevent us from marketing our products for either approved or expanded indications or treatments, which could substantially decrease our future revenues. Additionally, product and procedure labeling and all forms of promotional activities are subject to examination by the FDA, and current FDA enforcement policy prohibits the marketing by manufacturers of approved medical devices for unapproved uses. Noncompliance with these requirements may result in warning letters, fines, injunctions, recall or seizure of products, suspension of manufacturing, denial or withdrawal of PMAs, and criminal prosecution. Laser products marketed in foreign countries are often subject to local laws governing health product development processes, which may impose additional costs for overseas product development. Future legislative or administrative requirements, in the U.S. or elsewhere, may adversely affect our ability to obtain or retain regulatory approval for our products. The failure to obtain approvals for new or additional uses on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

         OUR BUSINESS DEPENDS ON OUR INTELLECTUAL PROPERTY RIGHTS, AND IF WE ARE UNABLE TO PROTECT THEM, OUR COMPETITIVE POSITION MAY BE ADVERSELY AFFECTED.

         Our business plan is predicated on our proprietary systems and technology, including our narrow-beam scanning laser systems. We protect our proprietary rights through a combination of patent, trademark, trade secret and copyright law, confidentiality agreements and technical measures. We generally enter into non-disclosure agreements with our employees and consultants and limit access to our trade secrets and technology. We cannot assure you that the steps we have taken will prevent misappropriation of our intellectual property. Misappropriation of our intellectual property would have a material adverse effect on our competitive position. In addition, we may have to engage in litigation or other legal proceedings in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity. These legal proceedings may consume considerable resources, including management time and attention, which would be diverted from the operation of our business, and the outcome of any such legal proceeding is inherently uncertain.

         We are aware that certain competitors are developing products that may potentially infringe patents owned or licensed exclusively by us. In order to protect our rights in these patents, we may find it necessary to assert and pursue infringement claims against such third parties. We could incur substantial costs and diversion of management resources litigating such infringement claims and we cannot assure you that we will be successful in resolving such claims or that the resolution of any such dispute will be on terms that are favorable to us.

         PATENT INFRINGEMENT ALLEGATIONS MAY IMPAIR OUR ABILITY TO MANUFACTURE AND MARKET OUR PRODUCTS.

         There are a number of U.S. and foreign patents covering methods and apparatus for performing corneal surgery that we do not own or have the right to use. If we were found to infringe a patent in a particular market, LaserSight and its customers may be enjoined from manufacturing, marketing, selling and using the infringing product in the market and may be liable for damages for any past infringement of such rights. In order to continue using such rights, we would be required to obtain a license, which may require us to make royalty, per procedure or other fee payments. We cannot be certain if we or our customers will be successful in securing licenses, or that if we obtain licenses, such licenses will be available on acceptable terms. Alternatively, we might be required to redesign the infringing aspects of these products. Any redesign efforts that we undertake could be expensive and might require regulatory review. Furthermore, the redesign efforts could delay the reintroduction of these products into certain markets, or may be so significant as to be impractical. If redesign efforts were impractical, we could be prevented from manufacturing and selling the infringing products, which would have a material adverse effect on our business, financial condition and results of operations.

         We are currently involved in patent litigation with Visx, and such allegations are common in our industry. In 1992, Summit and Visx formed a U.S. partnership, Pillar Point Partners, to pool certain of their patents related to corneal sculpting technologies. As part of their agreement to dissolve Pillar Point in June 1998, Summit and Visx granted each other a worldwide, royalty free cross-license whereby each party has full rights to license for use with its own systems all existing patents owned by either company relating to laser vision correction. In connection with our March 1996 settlement of litigation with Pillar Point regarding alleged infringement by our lasers of certain U.S. and foreign patents, we entered into a license agreement with Visx covering various foreign patents and patent applications pursuant to which we pay royalties to Visx and agreed to notify Visx before we began manufacturing and selling our laser systems in the U.S.

         While we do not believe our laser systems or keratome products infringe any valid and enforceable patents held by Visx, Summit or any other person, we cannot assure you that one or more of our competitors or other persons will not assert that our products infringe their intellectual property, or that we will not in the future be deemed to infringe one or more patents owned by them or some other party. We could incur substantial costs and diversion of management resources defending any infringement claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to market one or more of our products. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products will be available on commercially reasonable terms, or at all. See "--Risk Factors and Uncertainties--We are subject to risks and uncertainties relating to our patent litigation with Visx."

         WE ARE  SUBJECT  TO CERTAIN  RISKS  ASSOCIATED  WITH OUR  INTERNATIONAL
SALES.

         Our international sales accounted for 72% and 87% of our total revenues during the year ended December 31, 1999 and the year ended December 31, 1998, respectively. In the future, we expect that sales to international accounts will represent a lower percentage of our total sales as a result of our recent regulatory approval to market our LaserScan LSX laser system in the U.S., the anticipated commercial launch of our UltraShaper durable keratome in the second quarter of 2000, and the recent commercial launch of our UltraEdge keratome blades and our UniShaper single-use keratome. The majority of our international revenues for the year ended December 31, 1999 were from customers in Canada, Mexico Spain, , Italy, Belgium and France, and for the year ended December 31, 1998 were from customers in Canada, China, Brazil, Mexico, Italy, Argentina, South Africa, and Turkey.

         International sales of our products may be limited or disrupted by:

         o  the imposition of government controls;
         o  export license requirements;
         o  economic or political instability;
         o  trade restrictions;
         o  difficulties in obtaining or maintaining export licenses;
         o  changes in tariffs; and
         o  difficulties in staffing and managing international operations.

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

         OUR  SUPPLY  OF  CERTAIN   CRITICAL   COMPONENTS  AND  SYSTEMS  MAY  BE
INTERRUPTED BECAUSE OF OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS.

         We currently purchase certain components used in the production, operation and maintenance of our laser systems and keratome products from a limited number of suppliers and certain key components are provided by a single vendor. For example, all of our keratome blades are manufactured exclusively by Becton Dickinson pursuant to our agreement with them, and all of our UniShaper single-use keratome products are manufactured exclusively by Frantz Medical Development Ltd. pursuant to our agreement with them. We do not have written long-term contracts with providers of some key laser system components, including TUI Lasertechnik und Laserintegration GmbH, which currently is a single source supplier for the laser heads used in our LaserScan LSX excimer laser system. Currently, SensoMotoric Instruments GmbH, Teltow, Germany, is a single source for the eye tracker boards used in the LaserScan LSX. Any interruption in the supply of critical laser or keratome components could have a material adverse effect on our business, financial condition and results of operations. If any of our key suppliers ceases providing us with products of acceptable quality and quantity at a competitive price in a timely fashion, we would have to locate and contract with a substitute supplier and, in some cases, such substitute suppliers would need to be qualified by the FDA. If substitute suppliers cannot be located and qualified in a timely manner or could not provide required products on commercially reasonable terms, it would have a material adverse effect on our business, financial condition and results of operations.

         UNLAWFUL TAMPERING OF OUR SYSTEM CONFIGURATIONS COULD RESULT IN REDUCED REVENUES.

         We include a procedure counting mechanism on LaserScan LSX lasers manufactured for sale and use in the U.S. Users of our LaserScan LSX excimer laser system could tamper with the software or hardware configuration of the system so as to alter or eliminate the procedure counting mechanism that facilitates the collection of per procedure fees. Unauthorized tampering with our procedure counting mechanism by users could result in the loss of per procedure fees.

         THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

         Our ability to maintain our competitive position depends in part upon the continued contributions of our executive officers and other key employees, especially Michael R. Farris, our president and chief executive officer. A loss of one or more such officers or key employees could have a material adverse effect on our business. We do not carry "key person" life insurance on any officer or key employee.

         As we commercially launch our laser system and keratome products in the U.S., we will need to continue to implement and expand our operational, sales and marketing, financial and management resources and controls. While to date we have not experienced problems recruiting or retaining the personnel necessary to expand our business, we cannot assure you that we will not have such problems in the future. If we fail to attract and retain qualified individuals for necessary positions, and if we are unable to effectively manage growth in our domestic or international operations, it could have a material adverse effect on our business, financial condition and results of operations.

         INADEQUACY OR UNAVAILABILITY OF INSURANCE MAY EXPOSE US TO SUBSTANTIAL PRODUCT LIABILITY CLAIMS.

         Our business exposes us to potential product liability risks and possible adverse publicity that are inherent in the development, testing, manufacture, marketing and sale of medical devices for human use. These risks increase with respect to our products that receive regulatory approval for commercialization. We have agreed in the past, and we will likely agree in the future, to indemnify certain medical institutions and personnel who conduct and participate in our clinical studies. While we maintain product liability insurance, we cannot be certain that any such liability will be covered by our insurance or that damages will not exceed the limits of our coverage. Even if a claim is covered by insurance, the costs of defending a product liability, malpractice, negligence or other action, and the assessment of damages in excess of insurance coverage in the event of a successful product liability claim, could have a material adverse effect on our business, financial condition and results of operations. Further, product liability insurance may not continue to be available, either at existing or increased levels of coverage, on commercially reasonable terms.

FINANCIAL AND LIQUIDITY RISKS

        WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND OPERATING CASH FLOW DEFICITS AND WE EXPECT THAT OPERATING CASH FLOW DEFICITS WILL CONTINUE THROUGH AT LEAST THE FIRST QUARTER OF 2000.

        We experienced significant net losses and deficits in cash flow from operations for the years ended December 31, 1999, 1998 and 1997, as set forth in the following table. We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future.

                                  Year Ended December 31,

                      1997              1998              1999
                      ----              ----              ----
Net Loss          $ 7.3 million    $ 11.9 million    $ 14.4 million
Deficit in Cash
  Flow from
  Operations      $ 4.4 million    $ 14.3 million    $ 11.7 million

         As of  December  31,  1999,  we had an  accumulated  deficit  of  $38.2 million.

         IF OUR UNCOLLECTIBLE RECEIVABLES EXCEED OUR RESERVES WE WILL INCUR ADDITIONAL UNANTICIPATED EXPENSES, AND WE MAY EXPERIENCE DIFFICULTY COLLECTING RESTRUCTURED RECEIVABLES WITH EXTENDED PAYMENT TERMS.

         Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $3.9 million at December 31, 1999, will be sufficient to cover the amount of our actual write-offs over time. At December 31, 1999, our net trade accounts and notes receivable totaled approximately $13.2 million, and accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, totaled approximately $2.0 million. Actual write-offs that exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customer's ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers.

         Our ability to evaluate the financial condition and revenue generating ability of our prospective customers located outside of the U.S., and our ability to obtain and enforce legal judgments against customers located outside of the U.S., is generally more limited than for our customers located in the U.S. Our agreements with our international customers typically provide that the contracts are governed by Florida law. We have not determined whether or to what extent courts or administrative agencies located in foreign countries would enforce our right to collect such receivables or to recover laser systems from customers in the event of a customer's payment default. When a customer is not paying according to established terms, we attempt to communicate and understand the underlying causes and work with the customer to resolve any issues we can control or influence. In most cases, we have been able to resolve the customer's issues and continue to collect our receivable, either on the original schedule or under restructured terms. If such issues are not resolved, we evaluate our legal and other alternatives based on existing facts and circumstances. In most such cases, we have concluded that the account should be written off as uncollectible.

         At December 31, 1999, we had extended the original payment terms of laser customer accounts totaling approximately $1.4 million by periods ranging from 12 to 60 months. Such restructured receivables represent approximately 8% of our gross receivables as of that date. Our liquidity and operating cash flow would be adversely affected if additional extensions become necessary in the future. In addition, it would be more difficult to collect laser system receivables if the payment schedule extends beyond the expected or actual economic life of the system, which we estimate to be approximately five to seven years. To date, we do not believe any payment schedule extends beyond the economic life of the applicable laser system.

         WE COULD REQUIRE ADDITIONAL FINANCING WHICH MIGHT NOT BE AVAILABLE IF WE NEED IT.

         During the years ended December 31, 1999 and 1998, we experienced deficits in cash flow from operations of $11.7 million and $14.3 million, respectively. We believe that the proceeds from our January 2000 private placement of common stock, together with our existing balances of cash and cash equivalents and our cash flows from operations, should be sufficient to fund our anticipated working capital requirements for the next 12 months in accordance with our current business plan. Our belief regarding future working capital requirements is based on various factors and assumptions including the commercial acceptance of our LaserScan LSX excimer laser system, our UltraEdge keratome blades and our UniShaper single-use keratomes, the successful validity testing and subsequent commercial acceptance of our UltraShaper durable keratome, the anticipated timely collection of receivables, and the absence of unanticipated product development and marketing costs. These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. If we do not collect a material portion of current receivables in a timely manner, or experience less market demand for our products than we anticipate, our liquidity could be materially and adversely affected.

         We cannot be certain that we will not seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. Other than the $2.5 million credit facility signed in June 1999 with The Huntington National Bank which expires in June 2000, we currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available in the future to the extent required or that, if available, it will be on commercially acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the terms of the new securities could have rights, preferences and privileges senior to those of our common stock. If we raise additional funds through debt financing, the terms of the debt could require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest and may render us more vulnerable to competitive pressures and economic downturns.

COMMON STOCK RISKS

         VARIATIONS IN OUR SALES AND OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

         Our operating results have fluctuated in the past, and may continue to fluctuate in the future, as a result of a variety of factors, many of which are outside of our control. For example, historically a significant portion of our laser system orders for a particular quarter have been received and shipped near the end of the quarter. As a result, our operating results for any quarter often depend on the timing of the receipt of orders and the subsequent shipment of our laser systems. Other factors that may cause our operating results to fluctuate include:

         o timing of regulatory approvals and the introduction or delays in shipment of new products;
         o  reductions, cancellations or fulfillment of major orders;
         o  the addition or loss of significant customers;
         o  the relative mix of our business;
         o  changes in pricing by us or our competitors;
         o  costs related to expansion of our business; and
         o  increased competition.

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

         The stock market, and in particular the securities of technology companies like us, could experience extreme price and volume fluctuations unrelated to our operating performance. Our stock price has historically been volatile. Factors such as announcements of technological innovations or new products by us or our competitors, changes in domestic or foreign governmental regulations or regulatory approval processes, developments or disputes relating to patent or proprietary rights, public concern as to the safety and efficacy of refractive vision correction procedures, and changes in reports and recommendations of securities analysts, have and may continue to have a significant impact on the market price of our common stock.

         THE SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND DILUTIVE STOCK ISSUANCES MAY ADVERSELY AFFECT OUR STOCK PRICE.

         Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. Substantially all of our 19,803,663 shares of common stock outstanding at March 27, 2000 were freely tradable without restriction or further registration under the Securities Act of 1933, except to the extent such shares are held by "affiliates" as that term is defined in Rule 144 under the Securities Act or subject only to the satisfaction of a prospectus delivery requirement.

         Shares of common stock which we may issue in the future in connection with acquisitions or financings or pursuant to outstanding warrants or agreements could also adversely affect the market price of our common stock and cause significant dilution in our earnings per share and net book value per share. We may be required to issue more than eight million additional shares of common stock upon the conversion of outstanding preferred stock, the exercise of outstanding warrants and stock options, and the satisfaction of certain contingent contractual obligations. See "Market for Company's Common Equity and Related Stockholder Matters--Possible Dilutive Issuances of Common Stock."

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

         Certain provisions of our certificate of incorporation, by-laws, stockholder rights plan and Delaware law could delay or frustrate the removal of incumbent directors, discourage potential acquisition proposals and delay, defer or prevent a change in control of LaserSight, even if such events could be beneficial, in the short term, to the economic interests of our stockholders. For example, our certificate of incorporation allows us to issue preferred stock with rights senior to those of the common stock without stockholder action, and our by-laws require advance notice of director nominations or other proposals by stockholders. LaserSight also is subject to provisions of Delaware corporation law that prohibit a publicly-held Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation's common stock (an interested stockholder) for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. We also have adopted a stockholder rights agreement, or "poison pill," and declared a dividend distribution of one preferred share purchase right for each share of common stock. The rights would cause substantial dilution to a person or group that attempts to acquire 15% or more of our common stock on terms not approved by our board of directors.

ACQUISITION RISKS

         PAST AND POSSIBLE FUTURE ACQUISITIONS THAT ARE NOT SUCCESSFULLY INTEGRATED WITH OUR EXISTING OPERATIONS MAY ADVERSELY AFFECT OUR BUSINESS.

         We have made several significant acquisitions since 1994, and we may in the future selectively pursue strategic acquisitions of, investments in, or enter into joint ventures or other strategic alliances with, companies whose business or technology complement our business. We may not be able to identify suitable candidates to acquire or enter into joint ventures or other arrangements with entities, and we may not be able to obtain financing on satisfactory terms for such activities. In addition, we could have difficulty assimilating the personnel, technology and operations of any acquired companies, which could prevent us from realizing expected synergies, and may incur unanticipated liabilities and contingencies. This could disrupt our ongoing business and distract our management and other resources.

         AMORTIZATION AND CHARGES RELATING TO OUR SIGNIFICANT INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR STOCK PRICE AND REPORTED NET INCOME OR LOSS.

         Of our total assets at December 31, 1999, approximately $13.9 million, or 28%, were goodwill or other intangible assets. Any reduction in net income or increase in net loss resulting from the amortization of goodwill and other intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

         In accordance with SFAS 121, we review intangible assets for impairment whenever events or changes in circumstances, including a history of operating or cash flow losses, indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized. We continue to assess the current results and future prospects of MRF, Inc., d/b/a The Farris Group (TFG), our subsidiary which provides health care and vision care consulting services, in view of the substantial reduction in the subsidiary's operating results in 1997. Though TFG's operating results improved in 1998 when compared to 1997, operating losses similar to those incurred during the first year of 1998 have continued during 1999. In 1999, two senior consultants joined who are expected to develop new business and help lead TFG towards significant financial improvement during 2000. If TFG is unsuccessful in improving its financial performance, some or all of the carrying amount of goodwill recorded, $3.5 million at December 31, 1999, may be subject to an impairment adjustment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company believes that its exposure to market risk for changes in interest and currency rates is not significant. The Company's investments are limited to highly liquid instruments with maturities generally three months or less. At December 31, 1999, the Company had approximately $10.1 million of short-term investments classified as cash and equivalents. All of the Company's transactions with international customers and suppliers are denominated in U.S. dollars.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Information with respect to the Company's directors and executive officers is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 29, 2000.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 29, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information   with  respect  to  the  security   ownership  of  certain
beneficial owners and management is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 29, 2000.

ITEM 13. CERTAIN RELATIONS AND RELATED TRANSACTIons

         Information with respect to certain relations and related transactions is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 29, 2000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES.

(a) (1) The following financial statements and related items commence on page F-1:

                 Independent Auditors' Reports

                 Consolidated Balance Sheets as of December 31, 1999 and 1998.

                 Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

                 Consolidated Statements of Comprehensive Loss for the years ended December 31, 1999, 1998 and 1997.

                 Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

                 Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

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

b) Reports on Form 8-K

    (1) On October 23, 1999, we filed a Current Report on Form 8-K describing a distribution agreement entered into with Becton, Dickinson and Company for our keratome product line in the U.S., United Kingdom, Ireland and Japan and an amendment our Manufacturing and Marketing Agreement with them.

    (2) On November 17, 1999, we filed a Current Report on Form 8-K including a press release describing a stay on patent infringement litigation and the status of license negotiations with Visx, Incorporated.

    (3) On December 20, 1999, we filed a Current Report on Form 8-K describing our amended and restated bylaws adopted by the board of directors on December 2, 1999.

                                INDEX TO EXHIBITS

Exhibit
Number                                      Description
------                                      -----------

  2.1       See Exhibits 10.1, 10.2, 10.6, 10.7, 10.16, 10.22, 10.25, 10.26,
            10.30, 10.31 and 10.56.

  3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 1 of Form 8-A/A (Amendment No. 4) filed by the Company on June 25, 1998*).

  3.2 Bylaws, as amended (filed as Exhibit 3.2 to the Company's Form 8-K filed on December 20, 1999*).

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

  3.5 Second Amendment to Rights Agreement, dated as of January 28, 2000, between LaserSight Incorporated and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 99.6 to Form 8-K filed by the Company on February 8, 2000*).

 4.1        See Exhibits 3.1, 3.2, 3.3, 3.4, 10.19, 10.23, 10.28, 10.29, 10.36,
            10.37, 10.38, 10.39, 10.48, 10.49, 10.50, 10.51, 10.54 and 10.55.

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

10.18 Employment Agreement dated September 16, 1996 by and between LaserSight Incorporated and Richard L. Stensrud (filed as
            Exhibit 10.41  to the  Company's  Form  10-Q  filed on May 9, 1997*)

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

10.43 Employment Agreement, by and between LaserSight Technologies, Inc. and J. Richard Crowley, dated as of July 3, 1997 (filed as Exhibit
            10.43 to the Company's Form 10-Q filed on November 15, 1999*).

10.44 Employment Agreement, by and between LaserSight Incorporated and Michael P. Dayton, dated November 10, 1998 (filed as Exhibit 10.44 to the Company's Form 10-Q filed on November 15, 1999*).

10.45 Relocation Agreement, by and between LaserSight Incorporated and Gregory L. Wilson, dated October 13, 1999 1998 (filed as Exhibit
            10.45 to the Company's Form 10-Q filed on November 15, 1999*).

10.46 Technology Development and License Agreement, dated October 23, 1999, by and between LaserSight Technologies, Inc. and Quadrivium, L.L.C. 1998 (filed as Exhibit 10.46 to the Company's Form 10-Q filed on November 15, 1999*).

10.47 Employment Agreement, by and between LaserSight Technologies, Inc. and Jack T. Holladay, dated October 27, 1999 (filed as Exhibit 10.47 to the Company's Form 10-Q filed on November 15, 1999*).

10.48       Securities   Purchase  Agreement  by  and  between  LaserSight
            Incorporated and TLC Laser Eye Centers Inc. dated January 31, 2000 (filed as Exhibit 99.2 to the Company's Form 8-K filed on
            February 8, 2000*).

10.49 Registration Rights Agreement dated January 31, 2000 by and between LaserSight Incorporated and TLC Laser Eye Centers Inc. (filed as Exhibit 99.3 to the Company's Form 8-K filed on February 8, 2000*).

10.50 Securities Purchase Agreement by and between LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. dated January 31, 2000 (filed as Exhibit 99.4 to the Company's Form 8-K filed on February 8, 2000*).

10.51 Registration Rights Agreement dated January 31, 2000 by and between LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. (filed as Exhibit 99.5 to the Company's Form 8-K filed on February 8, 2000*).

10.52 First Amendment to License and Royalty Agreement dated as of January 18, 2000 by and between LaserSight Technologies, Inc., Luis A. Ruiz, M.D. and Sergio Lenchig.

10.53 Registration Rights Agreement dated as of January 18, 2000 by and between LaserSight Incorporated, Luis A. Ruiz, M.D. and Sergio Lenchig.

10.54 Securities Purchase Agreement by and between LaserSight Incorporated, Engmann Options, Inc. and MDNH Partners, L.P. dated February 18, 2000. The Company undertakes to provide to the Commission upon its request the schedules omitted from this exhibit.

10.55 Registration Rights Agreement dated February 18, 2000 by and between LaserSight Incorporated, Engmann Options, Inc. and MDNH Partners, L.P.

10.56 Technology Purchase Agreement dated as of March 8, 2000 by and between LaserSight Technologies, Inc., Premier Laser Systems, Inc. and Eyesys-Premier, Inc. The Company undertakes to provide to the Commission upon its request the schedules omitted from this exhibit.


Exhibit 11  Statement of Computation of Loss Per Share

Exhibit 21  Subsidiaries of the Registrant

Exhibit 23  Consent of KPMG LLP

Exhibit 27  Financial Data Schedule

Exhibit 99  Press release dated March 27, 2000

----------------------
*Incorporated herein by reference.  File No. 0-19671.

**Confidential treatment has been granted for portions of this document. The redacted material has been filed separately with the commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 29, 2000                      LASERSIGHT INCORPORATED

                                             By: /s/ Michael R. Farris
                                                -----------------------------
                                                Michael R. Farris, President and
                                                Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael R. Farris                                    Dated:   March 29, 2000
---------------------------------------------
Michael R. Farris, President,
Chief Executive Officer and Director

/s/ Francis E. O'Donnell, Jr., M.D.                      Dated:   March 29, 2000
---------------------------------------------
Francis E. O'Donnell, Jr., M.D.,
Chairman of the Board, Director

/s/ D. Michael Litscher                                  Dated:   March 29, 2000
---------------------------------------------
D. Michael Litscher, Chief Operating Officer,
LaserSight Technologies, Inc. and Director

/s/ J. Richard Crowley                                   Dated:   March 29, 2000
---------------------------------------------
J. Richard Crowley, Chief Operating Officer,
LaserSight Incorporated and Director

/s/ Terry A. Fuller, Ph.D.                               Dated:   March 29, 2000
---------------------------------------------
Terry A. Fuller, Ph.D., Director

/s/ Gary F. Jonas                                        Dated:   March 29, 2000
---------------------------------------------
Gary F. Jonas, Director

/s/ David T. Pieroni                                     Dated:   March 29, 2000
---------------------------------------------
David T. Pieroni, Director

/s/ Gregory L. Wilson                                    Dated:   March 29, 2000
---------------------------------------------
Gregory L. Wilson, Chief Financial Officer
(Principal accounting officer)

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholders
LaserSight Incorporated:

We have audited the accompanying consolidated balance sheets of LaserSight Incorporated and Subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserSight Incorporated and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                     /s/ KPMG LLP

St. Louis, Missouri
February 11, 2000


                             LASERSIGHT INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998



                                ASSETS                                                   1999                   1998
                                                                                       ----                   ----
Current assets:
     Cash and cash equivalents                                                     $  11,247,801              4,437,718
     Accounts receivable-trade, net                                                    6,400,980              4,611,834
     Notes receivable-current portion, net                                             4,110,428              4,805,831
     Inventories                                                                       8,409,823              8,517,636
     Deferred tax assets                                                                  68,208                184,997
     Other current assets                                                                394,543                159,057
                                                                                   -------------           ------------
                                    Total current assets                              30,631,783             22,717,073

Notes receivable, less current portion, net                                            2,721,229              2,880,358
Property and equipment, net                                                            1,934,618              1,502,339
Other assets, net                                                                     14,091,303             16,773,213
                                                                                   -------------           ------------
                                                                                   $  49,378,933             43,872,983
                                                                                   =============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                                              $  2,694,494               2,220,045
     Accrued expenses                                                                 3,757,458               3,224,369
     Accrued commissions                                                              1,511,653               1,451,180
     Income taxes payable                                                                    --                   9,239
     Deferred revenue                                                                 1,020,044                 937,602
                                                                                   ------------            ------------
                                    Total current liabilities                         8,983,649               7,842,435

Refundable deposits                                                                          --                 194,000
Accrued expenses, less current portion                                                  615,942                 642,880
Deferred royalty revenue, less current portion                                           33,333                 433,333
Deferred income taxes                                                                    68,208                 184,997
Long-term obligations                                                                   100,130                 560,000
Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock:
         Series C - par value  $.001 per share;  authorized  10,000,000  shares;
         2,000,000 shares issued and outstanding at December
         31, 1999 and 1998, respectively                                                  2,000                   2,000
         Series D - par value $.001 per share; authorized 10,000,000 shares; 2,000,000  shares issued and outstanding at December
         31, 1999 and 1998, respectively                                                  2,000                   2,000
     Common  stock-par  value $0.001 per share;  authorized  40,000,000  shares;
        18,040,313 and 13,332,835 shares issued and
        outstanding at December 31, 1999 and 1998, respectively                          18,040                  13,333
     Additional paid-in capital                                                      82,346,811              59,407,392
     Issued shares held in escrow                                                    (2,936,250)                     --
     Stock subscription receivable                                                   (1,140,000)             (1,140,000)
     Accumulated deficit                                                            (38,172,283)            (23,748,303)
     Less treasury stock, at cost; 145,200 and 140,200 common
       shares at December 31, 1999 and 1998, respectively                              (542,647)               (521,084)
                                                                                   ------------            ------------
                           Total stockholders' equity                                39,577,671              34,015,338
                                                                                   ------------            ------------
                                                                                   $ 49,378,933              43,872,983
                                                                                   ============            ============

See accompanying notes to consolidated financial statements.

                             LASERSIGHT INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 1999, 1998 and 1997

                                                                        1999               1998                 1997
                                                                        ----               ----                 ----

        Revenues:
                 Products                                         $ 19,403,781           15,968,035          11,925,018
                 Royalties                                           1,970,504            1,111,917             245,000
                 Services                                              354,167              676,164          12,218,815
                                                                  ------------         ------------        ------------
                                                                    21,728,452           17,756,116          24,388,833

        Cost of revenues:
                 Product cost                                        9,621,351            6,048,730           4,127,908
                 Cost of services                                      155,833              297,512           8,573,932
                                                                  ------------         ------------        ------------

                          Gross profit                              11,951,268           11,409,874          11,686,993

        Research, development, and regulatory expenses               3,139,906            3,840,924           2,807,579

        Other general and administrative expenses                   16,663,864           12,156,982          13,118,289
        Selling related expenses                                     4,710,288            4,562,740           3,286,600
        Amortization of intangibles                                  2,539,072            2,310,169           1,736,679
                                                                  ------------         ------------        ------------
                                                                    23,913,224           19,029,891          18,141,568
                                                                  ------------         ------------        ------------

                          Loss from operations                     (15,101,862)         (11,460,941)         (9,262,154)

        Other income and expenses:
             Interest and dividend income                              770,967              591,481             383,611
             Interest expense                                          (93,085)            (782,668)         (1,343,198)
             Gain on sale of subsidiaries and securities                    --              364,452           4,129,057
             Other, net                                                     --             (362,500)           (280,400)
                                                                  ------------         ------------        ------------


                          Loss before income tax expense           (14,423,980)         (11,650,176)         (6,373,084)

        Income tax expense                                                  --              232,213             880,000
                                                                  ------------         ------------        ------------

                          Net loss                                 (14,423,980)         (11,882,389)         (7,253,084)

        Conversion discount on preferred stock                              --             (858,872)            (41,573)

        Preferred stock accretion and dividend requirements                 --           (2,751,953)           (298,269)
                                                                  ------------         ------------        ------------
                          Loss attributable to
                            common stockholders                   $(14,423,980)         (15,493,214)         (7,592,926)
                                                                  ============         ============        ============

        Loss per common share - basic and diluted                 $      (0.89)               (1.26)              (0.80)
                                                                  ============         ============        ============


        Weighted average number of shares outstanding
                              - basic and diluted                   16,207,000           12,272,000           9,504,000
                                                                  ============         ============        ============


        See accompanying notes to consolidated financial statements.


                                               LASERSIGHT INCORPORATED AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                                             Years ended December 31, 1999, 1998 and 1997


                                                                            1999             1998           1997
                                                                            ----             ----           ----

  Net loss                                                             $(14,423,980)    (11,882,389)    (7,253,084)

  Other comprehensive income (loss), net of tax:

  Unrealized gain (reversal) on marketable securities
      (net of tax of $(353,675) in 1998 and $370,500 in 1997)                    --        (577,048)       604,500

  Reclassification adjustment for gains included in
      net loss (net of tax of $16,825)
                                                                                 --         (27,452)            --
                                                                       ------------    ------------    -----------


  Comprehensive loss                                                   $(14,423,980)    (12,486,889)    (6,648,584)
                                                                       ============    ============    ===========


  See accompanying notes to consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1999, 1998 and 1997


                                                                      Obli-
                                                                      gation    Stock
                                                  Addi-     Issued      to      Subscrip-                                  Total
              Common Stock       Preferred Stock  tional    Share     Issue     tion        Unreal-    Accu-     Trea      Stock-
              ------------       ---------------  Paid-in   Held In   Common    Receiv-      ized     mulated    sury-     holders'
             Shares   Amount     Shares   Amount  Capital   Escrow    Stock     able         Gain     Deficit    Stock     Equity
             ------   ------     ------   ------  -------   ------    -----     -------      ----     -------    -----     ------

Balances at
  December 31,
   1996    8,454,266 $ 8,454        8    $  --   30,080,560      -- 3,065,056 (1,140,000)      --   (4,612,830)(632,709)26,768,531

Issuance of
  shares
  from
  exercise
  of stock
  options     25,875      26       --       --       98,337      --        --         --       --           --       --     98,363


Premium and
  other
  adjust-
  ments on
  redemp-
  tion of
  Series B
  pre-
  ferred
  stock           --      --       --       --     (454,866)     --        --         --       --           --       --   (454,866)

Dividends
  on Series
  A pre-
  ferred
  stock           --      --       --       --     (176,268)     --        --         --       --           --       --   (176,268)

Conversion
  of, and
  settle-
  ments of
  dividends
  on,Series
  A pre-
  ferred
  stock      102,525     102       (8)      --       52,240      --        --         --       --           --       --     52,342

Issuance
  of op-
  tions and
  treasury
  stock in
  conjunc-
  tion
  with con-
  sulting
  agree-
  ments           --      --       --       --       52,608      --        --         --       --           --   18,349     70,957

Adjustment
  of mar-
  ketable
  equity
  secur-
  ities to
  market,
  net of
  tax             --      --       --       --           --      --        --         --  604,500           --       --    604,500

Issuance
  of shares
  in con-
  junction
  with a-
  mendment
  of pur-
  chase a-
  greement   624,991     625       --       --    3,319,640      --        --         --       --           --       --  3,320,265

Issuance
  of shares
  in con-
  junction
  with 1994
  acqui-
  sition
  agree-
  ment       406,700     407       --       --    3,064,649      --(3,065,056)        --       --           --       --         --


Issuance
  of shares
  in con-
  junction
  with ac-
  quisi-
  tion of
  intan-
  gible
  assets     535,515     536       --       --    3,416,164      --        --         --       --           --       --  3,416,700

Issuance
  of war-
  rants in
  conjunc-
  tion with
  Series B
  pre-
  ferred
  stock
  offering        --      --       --       --      592,500      --        --         --       --           --       --    592,500

Net loss          --      --       --       --           --      --        --         --       --   (7,253,084)      -- (7,253,084)
           ---------  ------ -------- --------  ----------- ------- --------- ---------- --------  ----------- -------- ----------


Balances at
  December 31,
  1997    10,149,872  10,150       --       --   40,045,564      --        -- (1,140,000) 604,500  (11,865,914)(614,360) 27,039,940

                                      F-5a

Conver-
  sion of
  Series B
  pre-
  ferred
  stock    2,392,220   2,392        --      --    3,714,747      --        --         --       --           --       --   3,717,139

Issuance
  of Series
  C and D
  pre-
  ferred
  stock           --      -- 4,000,000   4,000   15,815,556      --        --         --       --           --       --  15,819,556

Issuance
  of shares
  from ex-
  ercise
  of stock
  options
  and war-
  rants      194,625     195        --      --      513,476      --        --         --       --           --       --     513,671

Issuance
  of war-
  rants in
  conjunc-
  tion with
  settle-
  ment            --      --        --      --      250,000      --        --         --       --           --       --     250,000

Issuance
  of shares
  in con-
  junction
  with
  amendment
  of pur-
  chase
  agreement  187,500     187        --      --      749,813      --        --         --       --           --       --     750,000

Issuance
  of shares
  in con-
  junction
  with ac-
  quisition  305,820     306        --      --    1,249,777      --        --         --       --           --       --   1,250,083

Issuance
  of shares
  in con-
  junction
  with 1996
  acquisi-
  tion
  agreement  102,798     103        --      --         (103)     --        --         --       --           --       --          --

Premium
  and other
  adjust-
  ments on
  redemp-
  tion of
  Series B
  pre-
  ferred
  stock           --      --        --      --   (2,969,180)     --        --         --       --           --       --  (2,969,180)

Adjustment
  of market-
  able
  equity
  securi-
  ties to
  market,
  net of
  tax             --      --        --      --           --      --        --         -- (604,500)          --       --    (604,500)

Issuance
  of op-
  tions
  and
  shares
  in con-
  junction
  with con-
  sulting
  agree-
  ments           --      --        --      --      37,742       --        --         --       --           --   93,276     131,018

Net loss          --      --        --      --          --       --        --         --       --  (11,882,389)      -- (11,882,389)
          ---------- ------- ---------  ------  ----------  ------- --------- ---------- --------  -----------  ------- -----------


Balances at
  December 31,
   1998   13,332,835  13,333 4,000,000   4,000  59,407,392       --        -- (1,140,000)      --  (23,748,303)(521,084) 34,015,338

                                      F-5b

Issuance
  of shares
  from ex-
  ercise
  of stock
  options,
  warrants
  and ESPP 2,257,478   2,257        --      -- 10,873,627        --        --         --       --           --  (21,563)(10,854,321)

Issuance
  of op-
  tions
  and
  warrants
  in con-
  junction
  with con-
  sulting
  agree-
  ments           --      --        --      --    187,192        --        --         --       --           --       --     187,192

Issuance
  of shares
  in con-
  junction
  with ac-
  quisition
  of intan-
  gible
  assets     200,000     200        --      --  2,936,050        --        --         --       --           --       --   2,936,250

Issuance
  of stock
  options
  in con-
  junction
  with
  acquisi-
  tion of
  intan-
  gible
  assets          --      --        --      --     94,800        --        --         --       --           --       --      94,800

Issuance
  of shares
  from fi-
  nancing,
  net of
  financ-
  ing
  costs    2,250,000   2,250        --      --  8,847,750        --        --         --       --           --       --   8,850,000


Issued
  shares
  held in
  escrow          --      --        --      --         --(2,936,250)       --         --       --           --       --  (2,936,250)

Net loss          --      --        --      --         --        --        --         --       --  (14,423,980)      -- (14,423,980)
          ---------- ------- ---------  ------ ---------- --------- --------- ---------- --------  ----------- -------- -----------


Balances at
  December 31,
  1999    18,040,313 $18,040 4,000,000  $4,000 82,346,811(2,936,250)       -- (1,140,000)      --  (38,172,283)(542,647) 39,577,671
          ========== ======= =========  ====== ========== ========= ========= ========== ========  =========== ======== ===========


See accompanying notes to consolidated financial statements.

                                      F-5c

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998 and 1997

                                                                             1999              1998               1997
                                                                             ----              ----               ----
Cash flows from operating activities:

   Net loss                                                                $(14,423,980)      (11,882,389)        (7,253,084)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Realized gain on sale of investments and subsidiaries                           --          (364,452)        (4,129,057)
     Depreciation and amortization                                            3,263,894         3,376,174          2,892,456
     Provision for uncollectible accounts                                     1,965,234         1,212,896          2,366,995
     Stock, options and warrants issued in conjunction with
       consulting agreements and settlement                                     187,192           381,018                 --
     Changes in assets and liabilities:
       Notes receivable, net                                                    595,280        (2,357,750)          (362,584)
       Accounts receivable, net                                              (3,495,128)       (2,215,473)          (176,029)
       Inventories                                                             (315,451)       (2,942,720)        (1,236,042)
       Accounts payable                                                         474,449            11,492            859,808
       Accrued expenses and commissions                                         566,624           541,410          1,411,710
       Income taxes                                                              (9,239)         (875,752)         1,688,145
       Deferred revenue                                                        (317,558)        1,156,716                 --
       Other, net                                                              (174,328)         (370,182)          (415,097)
                                                                           ------------      ------------       ------------
                 Net cash used in operating activities                      (11,683,011)      (14,329,012)        (4,352,779)
                                                                           ------------      ------------       ------------
Cash flows from investing activities:
     Purchases of property and equipment                                       (704,298)         (648,475)          (630,550)
     Proceeds from sale of subsidiaries                                              --         6,527,452          6,500,000
     Net proceeds from exclusive and non-exclusive
           license of patents                                                        --         6,170,000          3,958,436
     Acquisition of other intangible assets                                                      (989,874)       (15,428,961)
     Purchase of managed care contract                                               --                --           (150,000)
     Transfer to restricted cash account                                             --        (4,200,000)        (3,200,000)
     Proceeds from restricted cash account                                           --         4,228,000          3,172,000
                                                                           ------------      ------------       ------------

                       Net cash provided by (used in)
                           investing activities                                (704,298)       11,087,103         (5,779,075)
                                                                           ------------      ------------       ------------
Cash flows from financing activities:

     Proceeds from issuance of common stock                                   8,850,000                --                 --
     Proceeds from preferred stock financings, net                                   --        15,819,555         14,834,219
     Redemption and repurchase of preferred stock                                    --       (10,512,000)        (3,172,000)
     Proceeds from issuance of note payable, net                                     --                --          3,414,142
     Repayments on notes payable                                                     --        (2,000,000)        (3,000,000)
     Proceeds from exercise of stock options, warrants and ESPP              10,367,051           513,672             98,363
     Repayment of capital lease obligation                                      (19,659)               --           (187,971)
                                                                           ------------      ------------       ------------

               Net cash provided by financing activities                     19,197,392         3,821,227         11,986,753
                                                                           ------------      ------------       ------------

               Increase in cash and cash equivalents                          6,810,083           579,318          1,854,899

Cash and cash equivalents:
      Beginning of year                                                       4,437,718         3,858,400          2,003,501
                                                                           ------------      ------------       ------------
      End of year                                                          $ 11,247,801         4,437,718          3,858,400
                                                                           ============      ============       ============

See accompanying notes to consolidated financial statements.


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



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

The Company sells products to customers, at times extending credit for such sales. Exposure to losses on receivables is principally dependent on each customer's financial condition and their ability to generate revenue from the Company's products. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. To mitigate a portion of the Company's exposure on certain sales, the Company has obtained letters of credit to be drawn on foreign financial institutions in the event a customer should default. At December 31, 1999 and 1998, the Company was the payee on letters of credit with foreign financial institutions aggregating approximately $0.6 million and $2.5 million, respectively.

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

Research and Development
------------------------

Research and development costs are charged to operations in the year incurred. The cost of certain equipment used in research and development activities which have alternative uses is capitalized as equipment and depreciated using the straight-line method over the estimated lives (five to seven years) of the assets. Total expenditures on research and development for the years ended December 31, 1999, 1998, and 1997 were, approximately $2,084,000, $2,813,000, and $1,836,000, respectively.

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

The Company recognized premiums from HMOs and other payors as income in the period to which vision care coverage related. Substantially all premiums are collected on a monthly basis and relate to vision care coverage during that month. Capitation revenue for the years ended December 31, 1999, 1998, and 1997 was approximately $0, $0 and $7,955,000, respectively (see note 4).

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

Loss Per Share
--------------

Basic loss per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied), if dilutive. Diluted loss per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase Common Stock, and convertible Preferred Stock and are included in the computation using the treasury stock method if they would have a dilutive effect. Diluted loss per share for the years ended December 31, 1999, 1998 and 1997 is the same as basic loss per share.

Pursuant to Emerging Issue Task Force (EITF) Announcement No. D-60, the value of the conversion discount on the Series C and D Convertible Participating Preferred Stock (Series C and D Preferred Stock) issued in June 1998 (approximately $834,000) and the Series B Convertible Participating Preferred Stock (Series B Preferred Stock) issued in August 1997 (approximately $42,000 in 1997 and $25,000 in 1998) has been reflected as an increase to the loss attributable to common stockholders for the years ended December 31, 1998 and 1997, respectively. The value of the conversion discounts, ($0.07) basic and diluted in 1998, have been reflected as an adjustment to the loss attributable to common shareholders. The value of the conversion discount in 1997 had no per share effect.

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 1999, 1998, and 1997:

                                 1999            1998            1997
                                 ----            ----            ----
Numerator:
   Net loss                 $(14,423,980)    (11,882,389)     (7,253,084)
   Conversion discount
     on preferred stock               --        (858,872)        (41,573)
   Preferred stock
       accretion
     and dividends                    --      (2,751,953)       (298,269)
                            ------------    ------------    ------------
Loss attributable
     to common
    stockholders            $(14,423,980)    (15,493,214)     (7,592,926)
                            ------------    ------------    ------------

Denominator, basic and diluted
   weighted average
   shares outstanding         16,207,000      12,272,000       9,504,000
                            ============    ============    ============


   Basic and diluted
     loss per share         $      (0.89)          (1.26)          (0.80)
                            ============    ============    ============

Common share equivalents, including contingently issuable shares, options, warrants, and convertible Preferred Stock totaling 5,538,000, 2,530,000 and 4,722,000 common stock equivalents at December 31, 1999, 1998, and 1997, respectively, are not included in the computation of diluted loss per share because they have an antidilutive effect.

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

Comprehensive Loss
------------------

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

Reclassifications
-----------------

Certain reclassifications have been made to prior years' consolidated financial statements to conform to the 1999 consolidated financial statement presentation.

NOTE 3 - ACQUISITIONS
---------------------

Technology Development and License Agreement
--------------------------------------------

On October 23, 1999, the Company entered into a technology development and exclusive license agreement with Quadrivium, L.L.C. covering patents and patent applications related to a corneal reshaping procedure that achieves a refractive correction utilizing low levels of infrared energy. The Company issued 200,000 shares of Common Stock, valued at approximately $3.0 million, which were placed into escrow. If the Company determines the technology is capable of producing a commercially viable system in accordance with the agreement, 100,000 shares will be released from escrow. Otherwise, all shares will be returned to the Company. On the date that clinical trials using this technology are completed, if LaserSight determines that the international commercialization of the system is viable, the remaining 100,000 shares will be released from escrow. Otherwise, the remaining shares will be returned to the Company. Pending the Company's determinations, the value of these shares is classified as Issued Shares Held in Escrow in the Stockholders' Equity section of the consolidated balance sheet.

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

Photomed, Inc.
--------------

In July 1997, the Company acquired from Photomed, Inc. the rights to a Pre-Market Approval (PMA) application filed with the Food and Drug Administration (FDA) for a laser to perform LASIK, a refractive surgery alternative to surface PRK. In addition, the Company purchased from a stockholder of Photomed, Inc. U.S. Patent No. 5,586,980 for a keratome, the instrument necessary to create the corneal "flap" in the LASIK procedure. The Company issued a combination of 535,515 unregistered shares of Common Stock (valued at $3,416,700) and $333,300 in cash as consideration for the PMA application and the keratome patent. The seller will also receive a percentage of any licensing fees or sale proceeds related to the patent. The total value was capitalized as the cost of PMA application and patent and is being amortized over 5 and 15 years, respectively. In September 1998, the Company entered into an amendment with Photomed based on a FDA approval received in July 1998, and paid Photomed a total of $1,740,000, of which $990,000 was paid in cash and the balance paid through the issuance of 187,500 shares of Common Stock. Upon receipt of FDA approval of equivalency of the Company's refractive scanning laser to the laser acquired, payment of up to $1 million in cash is due if the approval is obtained within four months after Photomed takes delivery of the Company's refractive scanning laser. Such obligation decreases approximately $2,740 per day after such four month period. As of December 31, 1999 and 1998, the unamortized carrying values of the LASIK PMA application and the keratome patent were included in other assets.

Patents
-------

In August 1997, the Company finalized an agreement with IBM, in which the Company acquired certain patents (IBM Patents) relating to ultraviolet light ophthalmic products and procedures for ultraviolet ablation for $14.9 million. The total value was capitalized and is being amortized over approximately 8 years. Under the agreement, IBM transferred to the Company all of IBM's rights under its patent license agreements with certain licensees. Royalties from such assigned patent licenses totaled approximately $1,971,000, $1,112,000 and $803,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Royalties accrued on or after January 1, 1997 but before September 1997, totaling approximately $581,000, reduced the Company's cost of the IBM Patents. The acquisition was financed through the private placement of Series B Preferred Stock (see note 11).

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

In February 1998, the Company sold certain rights in certain patents to Nidek Co., Ltd. for $6.3 million in cash (of which $200,000 was withheld for the payment of Japanese taxes). The Company transferred all rights in those patents issued in countries outside of the U.S. but retained the exclusive right to use and sublicense the non-U.S. patents in all fields other than ophthalmic, cardiovascular and vascular. The Company received a non-exclusive license to the non-U.S. patents in the ophthalmic field. In addition, the Company has granted a non-exclusive license to use those patents issued in the U.S., which resulted in $1.2 million of deferred royalties that are being amortized to income over three years. The transaction did not result in any current gain or loss, but reduced the Company's amortization expense over the remaining useful life of the U.S. patents. As of December 31, 1999 and 1998, the unamortized carrying value of the patents was included in other assets.

Keratome License
----------------

In September 1997, the Company acquired worldwide distribution rights to the Ruiz-Lenchig disposable keratome for the LASIK procedure and entered into a limited exclusive license agreement for intellectual property related to the keratome products formerly known as Automated Disposable Keratomes (A*D*K). The trade name for this single use keratome is now the LaserSight "UniShaper(TM)" single use keratome. In exchange, the Company paid $400,000 in cash at closing and supplied to the licensors one excimer laser. Six months after the first shipment of the disposable keratome product, the Company will pay an additional $150,000 to the licensors with another installment of $150,000 due twelve months after the initial shipment date. The total value was capitalized, including the net book value of the laser, and is being amortized over 31 months. The Company will also share the product's gross profit with the licensors with minimum quarterly royalties of $400,000 beginning approximately seven months after the initial shipment date. Under the arrangement, gross profit is defined as the selling price less certain costs of sales and commissions. As of December 31, 1999, and 1998, the unamortized carrying value of the keratome license was included in other assets. UniShaper shipments began in December 1999. See note 17.

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

The following pro forma unaudited information has been prepared assuming that the disposition of both MEC and LSIA had occurred as of the beginning of the year ended December 31, 1997. The pro forma adjustments serve to eliminate revenues and expenses related to MEC and LSIA for the periods presented and do not include any overhead allocations. The unaudited pro forma condensed consolidated revenues, gross profit and net loss are not necessarily indicative of results that would have occurred had the disposition been consummated as of the beginning of the year ended December 31, 1997, or that which might be attained in the future.


                      For the Year Ended December 31, 1997

                                   (Unaudited)

                                            Subsidiaries
                              Historical        Sold          Pro Forma
                              ----------        ----          ---------

Revenues, net                $24,388,833     (11,009,723)     13,379,110

Gross profit                  11,686,993      (2,836,873)      8,850,120

Net loss                     $(7,253,084)       (665,120)     (7,918,204)
                             ===========    ============    ============



NOTE 5 - ACCOUNTS AND NOTES RECEIVABLE
--------------------------------------

Accounts and notes receivable at December 31, 1999 and 1998 were net of allowance for uncollectibles of approximately $3,876,000 and $2,576,000, respectively. During 1999 and 1998, approximately $665,000, and $462,000, respectively, in accounts and notes receivable, net of associated commissions and bad debt recoveries, were written off as uncollectible.

The Company currently provides internal financing for sale of its laser systems. Sales for which there is no stated interest rate are discounted at a rate of eight percent, an estimate of the prevailing market rate for such purchases. Note receivable payments due within one year are classified as current. The maturity dates of long-term notes receivable balances, less an allowance for uncollectibles, at December 31, 1999 are as follows:

       Due in 2001          $ 2,318,846
              2002              319,899
              2003               82,484
                            -----------
                            $ 2,721,229
                            ===========

NOTE 6 - INVENTORIES
--------------------

The components of inventories at December 31, 1999 and 1998 are summarized as follows:

                                                   1999           1998
                                                   ----           ----

Raw materials                                 $  6,381,980      5,226,146
Work in process                                    630,342      1,837,460
Finished goods                                     958,387      1,046,756
Test equipment-clinical trials                     439,114        407,274
                                              ------------    -----------
                                              $  8,409,823      8,517,636
                                              ============    ===========

As of December 31, 1999, the Company had two laser systems being used under arrangements for clinical trials in various countries. At December 31, 1998, the Company had three laser systems being used under arrangements for clinical trials in various countries.

As described in Note 3, in April 1998, the Company acquired an aesthetic product line. Included in these assets at acquisition was approximately $1,230,000 of inventory. At December 31, 1999 and 1998, inventory related to the aesthetic products division was approximately $1,337,000 and $1,545,000, respectively.

NOTE 7 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment at December 31, 1999 and 1998 are as follows:

                                                   1999           1998
                                                   ----           ----

Leasehold improvement                         $    334,135        213,622
Furniture and equipment                          1,696,601      1,429,413
Laboratory equipment                             1,985,853      1,372,473
                                              ------------    -----------
                                                 4,016,589      3,015,508
Less accumulated
    depreciation                                 2,081,971      1,513,169
                                              ------------    -----------
                                              $  1,934,618      1,502,339
                                              ============    ===========

During the quarter ended March 31, 1999, LaserSight entered into a capital lease agreement for blade manufacturing equipment. During the quarter ended September 30, 1999, LaserSight sold the equipment to its contract blade manufacturer, who assumed all liability associated with the capital lease, which approximated the net book value of the equipment.

NOTE 8 - OTHER ASSETS
----------------------

Other assets at December 31, 1999 and 1998 are as follows:

                                                   1999            1998
                                                   ----            ----

Restricted cash                               $         --         194,000
Goodwill, net of accumu-
      lated amortization of
      $1,798,999 in 1999 and
      $1,274,371 in 1998                         6,028,235       6,552,863
Acquired technology, net
      of accumulated amorti-
      zation of $647,616 in 1999
     and $501,612 in 1998                        1,104,384       1,250,388
Ultraviolet patents, net of
      accumulated amortization of
       $1,456,413 in 1999 and
       $939,093 in 1998                          2,931,484       3,448,804
LASIK PMA application,
      net of accumulated
      amortization of $1,790,956
      in 1999 and $881,884 in 1998               2,754,394       3,663,466
Keratome patents and license,
     net of accumulated
     amortization  of $1,013,828
     in 1999 and $571,776
     in 1998                                     1,061,060       1,408,308
Other assets                                       211,746         255,384
                                              ------------    ------------
                                              $ 14,091,303      16,773,213
                                              ============    ============

Restricted cash represents deposits in connection with service contracts with approximately 95 ophthalmologists at December 31, 1998, granting them exclusive market areas to perform specific services as set forth in the Center's service contracts. Remaining deposits were returned to the ophthalmologists during December 1999.

NOTE 9 - EMPLOYEE BENEFIT PLAN
------------------------------

401(k)Plan
----------

The Company has a 401(k) plan for the benefit of substantially all of its full-time employees. The plan provides, among other things, for employer-matching contributions to be made at the discretion of the Board of Directors. Employer-matching contributions vest over a seven-year period. Administrative expenses of the plan are paid by the Company. For the years ended December 31, 1999, 1998 and 1997, expense incurred related to the 401(k) plan, including employer-matching contributions, was approximately $60,000, $49,000 and $36,000, respectively.

Employee Stock Purchase Plan
----------------------------

During 1999, the Company established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company issued 6,126 shares of Common Stock during fiscal 1999 pursuant to this plan at an average price per share of $8.50.

NOTE 10 - NOTES PAYABLE
-----------------------

In April 1997, the Company entered into a loan agreement with Foothill Capital Corporation (Foothill) for up to $8 million, consisting of a term loan in the amount of $4 million and a revolving loan in an amount of 80% of the eligible receivables of LaserSight Technologies, Inc., but not more than $4 million. In June 1998, the Company fully repaid its note payable to Foothill and also terminated its line of credit arrangement with Foothill. In connection with the loan, the Company issued warrants to purchase 500,000 shares of Common Stock. The warrants are exercisable at any time from April 1, 1998 through April 1, 2002 at an exercise price per share of $6.0667. Subject to certain conditions based on the market price of the Common Stock, up to half of the warrants are eligible for repurchase by the Company. Any warrants that remain outstanding on April 1, 2002 are subject to mandatory repurchase by the Company at a price of $1.50 per warrant. The warrants have certain anti-dilution features which provide for approximately 95,000 additional shares to be issued as a result of the issuance of the Series B, C & D Preferred Stock and a corresponding reduction in the exercise price to approximately $5.10 per share and repurchase price to approximately $1.29 per warrant. The warrants were valued at $100,130 and $560,000 at December 31, 1999 and 1998, respectively, and were classified as long-term obligations. The reduction in value during 1999 resulted from Foothill's exercise of 497,000 warrants. As a result of a cashless exercise, a total of 314,941 shares were issued from such warrants. The recorded amount of the obligation will change with the fair value of the warrants, with the corresponding adjustment to interest expense. At December 31, 1999, 97,562 such warrants remained outstanding.

At December 31, 1996, the Company owed $1,000,000 to former owners of MEC. The note payable was secured by stock of MEC, and bore interest at 8.75%. In April 1997, the Company repaid the note in full.

Interest paid during 1999, 1998, and 1997 approximated $25,000, $199,000, and $515,000, respectively.

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


NOTE 11 - STOCKHOLDERS' EQUITY
------------------------------

During the twelve months ended December 31, 1999, LaserSight received approximately $10.4 million in cash from the exercise of warrants, stock options and the Employee Stock Purchase Plan, resulting in the issuance of 2,257,478 shares of Common Stock. Additionally, approximately $500,000 was applied to additional paid-in capital resulting from the cashless exercise of a portion of Foothill's warrants (see Note 10).

On March 23, 1999, LaserSight closed a transaction for the sale of 2,250,000 shares of Common Stock to a total of six investors, including Pequot Capital Management, Inc. (Pequot) and TLC Laser Eye Centers Inc. (TLC), in exchange for LaserSight receiving $9 million in cash. In addition, the investors received a total of 225,000 warrants to purchase Common Stock at $5.125 each, the Common Stock closing price on March 22, 1999. At December 31, 1999, 180,000 such warrants were outstanding.

In connection with the dismissal and release of claims from an action filed by Mercacorp, Inc. against the Company in August 1998, the Company issued the plaintiff two separate warrants to purchase Common Stock. Under the first warrant, the plaintiff was entitled to purchase up to 750,000 shares of Common Stock at an exercise price of $4.00 per share, the closing bid price on November 10, 1998, and under the second warrant, the plaintiff was entitled to purchase up to 750,000 shares of Common Stock at an exercise price of $5.00 per share. The fair value of the warrants and other costs related to the matter are included in other expenses in 1998. During 1999, all 1,500,000 warrants were exercised.

The Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (the "Rights") for each share of the Company's Common Stock owned as of July 2, 1998, and for each share of the Company's Common Stock issued until the Rights become exercisable. Each Right, when exercisable, will entitle the registered holder to purchase from the Company one-thousandth of a share of the Company's Series E Junior Participating Preferred Stock, $.001 par value (the Series E Preferred Stock), at a price of $20 per one-thousandth of a share. The Rights are not exercisable and are transferable only with the Company's Common Stock until the earlier of 10 days following a public announcement that a person has acquired ownership of 15% or more of the Company's outstanding Common Stock, or the commencement or announcement of a tender offer or exchange offer, the consummation of which would result in the ownership by a person of 15% or more of the Company's outstanding Common Stock. The Series E Preferred Stock will be nonredeemable and junior to any other series of preferred stock that the Company may issue in the future. Each share of Series E Preferred Stock, upon issuance, will have a quarterly preferential dividend in an amount equal to the greater of $1.00 per share or 1,000 times the dividend declared per share of the Company's Common Stock. In the event of the liquidation of the Company, the Series E Preferred Stock will receive a preferred liquidation payment equal to the greater of $1,000 per share or 1,000 times the payment made on each share of the Company's Common Stock. Each one-thousandth of a share of Series E Preferred Stock outstanding will have one vote on all matters submitted to the stockholders of the Company and will vote together as one class with the holders of the Company's Common Stock.

In the event that a person acquires beneficial ownership of 15% or more of the Company's Common Stock, holders of Rights (other than the acquiring person or group) may purchase, at the Rights' then current purchase price, shares of the Company's Common Stock having a value at that time equal to twice such exercise price. In the event that the Company merges into or otherwise transfers 50% or more of its assets or earnings power to any person after the Rights become exercisable, holders of Rights (other than the acquiring person or group) may purchase, at the then current exercise price, common stock of the acquiring entity having a value at that time equal to twice such exercise price.

In June 1998, the Company entered into a Securities Purchase Agreement with TLC, pursuant to which the Company issued 2,000,000 shares of newly-created Series C Preferred Stock with a face value of $4.00 per share, resulting in an aggregate offering price of $8 million. The Series C Preferred Stock is convertible by TLC on a fixed, one-for-one basis into 2,000,000 shares of Common Stock at any time until June 2001, on which date all shares of Series C Preferred Stock then outstanding will automatically be converted into an equal number of shares of Common Stock.

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

In August 1997, the Company completed a private placement of 1,600 shares Series B Preferred Stock yielding net proceeds, after costs of financing, of $14.83 million. The Company also issued warrants to purchase 790,000 shares of Common Stock for a period of five years at $5.91 per share to the investors and placement agent. The warrant price to the investors was reduced to $2.75 in February 1998 in exchange for certain amendments to the agreement as approved by the Company's shareholders. The warrants have certain anti-dilution features which provide for approximately 34,000 additional shares primarily pursuant to the issuance of the Series C and D Preferred Stock and a corresponding reduction in the exercise price to approximately $2.60. At December 31, 1999, 674,977 such warrants remain outstanding. The Series B Preferred Stock was convertible into the Company's Common Stock at the option of the holders at any time through August 29, 2000. The conversion price equaled the lesser of $6.68 per share or the average of the three lowest closing bid prices during a 30-trading day period preceding the conversion date. In October 1997, 305 shares were voluntarily redeemed with a 4 percent redemption premium totaling $122,000, which was recorded as a dividend to the Series B Preferred Stock stockholders. At December 31, 1997, 1,295 shares of Series B Preferred Stock were outstanding. The Series B Preferred Stock was recorded at the amount of gross proceeds less the costs of the financing and the fair value of the warrants and classified as mezzanine financing above the stockholders' equity section on the consolidated balance sheet. In February 1998, 351 shares were repurchased at a 20 percent premium totaling $702,000 which was recorded as a dividend to the Series B Preferred Stock stockholders. In June 1998, 525 shares were repurchased at a 20 percent premium totaling $1,050,000, which was recorded as a dividend to the Series B Preferred Stock stockholders. Prior to June 1998, the holders of Series B Preferred Stock had converted 419 shares of Series B Preferred Stock into 2,392,220 shares of common stock. At December 31, 1999 and 1998, no shares Series B Preferred Stock were outstanding.

In January 1996, the Company completed a private placement of 116 shares Series A Preferred Stock, yielding net proceeds, after costs of financing, of $5.34 million. The Company also issued warrants to purchase 17,509 shares of Common Stock at $13.25 per share to the placement agent. The conversion price equaled the lesser of $14.18 per share or 85% of the average closing price of the Common Stock during the five trading days preceding the conversion date, subject to a minimum conversion price. At December 31, 1999 and 1998, zero shares of Series A Preferred Stock were outstanding. The conversion of 116 shares of Series A Preferred Stock through December 31, 1997 resulted in the issuance of 975,261 shares of Common Stock, including the issuance of Common Stock in settlement of preferred dividends (at an annual rate of 10%) accrued through the respective conversion dates.

Based on The Farris Group's pre-tax profits for each of the years ended December 31, 1996, 1995, and 1994, 406,700 shares were issued in April 1997. No further shares are issuable under this agreement.

NOTE 12 - STOCK OPTION PLANS
----------------------------

The Company has options outstanding at December 31, 1999 related to five stock based compensation plans (the Plans). Options are currently issuable by the Board of Directors only under the 1996 Equity Incentive Employee Plan (1996 Incentive Plan) and the LaserSight Incorporated Non-employee Directors Stock Option Plan (Directors Plan), both of which were approved by the Company's stockholders in June 1996, and which were last amended in June 1999.

Under the 1996 Incentive Plan, as amended, employees of the Company are eligible to receive options, although no employee may receive options to purchase greater than 750,000 shares of Common Stock during any one year. Pursuant to terms of the 1996 Incentive Plan, 2,250,000 shares of Common Stock may be issued at exercise prices of no less than 100% of the fair market value at date of grant, and options generally become exercisable in four annual installments on the anniversary dates of the grant.

The Directors Plan, as amended, provides for the issuance of up to 500,000 shares of Common Stock to directors of the Company who are not officers or employees. Grants to individual directors are based on a fixed formula that establishes the timing, size, and exercise price of each option grant. At the date of each annual stockholders' meeting, 15,000 options will be granted to each outside director, and 5,000 options will be granted to each outside director that chairs a standing committee, at exercise prices of 100% of the fair market value as of that date, with the options becoming fully exercisable on the first anniversary date of the grant. The options will expire in ten years or three years after an outside director ceases to be a director of the Company.

The per share weighted-average fair value of stock options granted during the years ended December 31, 1999, 1998 and 1997, was $6.40, $2.16 and $3.62,
respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                 1999          1998           1997
                                 ----          ----           ----

Expected dividend yield            0%            0%            0%
Volatility                        50%           50%           49%
Risk-free interest rate        4.57-6.14%      5.5%        5.70-5.71%
Expected life (years)            3-10          3-10          5-10

The Company applies Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for its Plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                 1999          1998           1997
                                 ----          ----           ----

Net loss

     As reported            $(14,423,980)    (11,882,389)   (7,253,084)
     Pro forma               (16,209,237)    (12,834,441)   (8,012,317)

Basic and diluted EPS
     As reported            $      (0.89)          (1.26)        (0.80)
     Pro forma                     (1.00)          (1.34)        (0.88)

In accordance with SFAS No. 123, the pro forma net loss reflects only options granted on or after January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost does not reflect options granted prior to January 1, 1995, that vested in 1999, 1998 or 1997.

Stock option activity for all plans during the periods indicated is as follows:

                                               Weighted
                                  Shares        Average
                                   Under       Exercise
                                  Option         Price

Balance at January 1, 1997       879,850       $  9.29
     Granted                     286,000          6.29
     Exercised                   (25,875)         3.80
     Terminated                  (90,975)         7.27
                               ---------
Balance at December 31, 1997   1,049,000          8.75
     Granted                     750,000          4.16
     Exercised                   (54,000)         2.46
     Terminated                  (88,000)        12.01
                               ---------
Balance at December 31, 1998   1,657,000          6.25
     Granted                   1,121,000         12.85
     Exercised                  (382,822)         5.99
     Terminated                 (190,900)         5.84
                               ---------
Balance at December 31, 1999   2,204,278          9.68
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

The following table summarizes the information about stock options outstanding and exercisable at December 31, 1999:

                                       Range of Exercise Prices
                                       ------------------------
                             $2.41-$4.81     $5.31-$7.69    $9.50-$16.63
                             -----------     -----------    ------------

Options outstanding:
   Number outstanding at
      December 31, 1999          577,278         426,750       1,200,250
   Weighted average
      remaining contractual
      life                    3.89 years      4.90 years      4.58 years
Weighted average
      exercise price               $4.18            7.02           13.27

Options exercisable:
   Number exercisable at
      December 31, 1999          308,640         223,875         315,000
   Weighted average
      exercise price               $4.27            6.76           11.65

NOTE 13 - INCOME TAXES
----------------------

The components of the income tax expense (benefit) for the years ended December 31, 1999, 1998, and 1997 were as follows:

                                     1999              1998            1997
                                     ----              ----            ----
Current:
      Federal                     $         --         208,992          67,066
      State                                 --          23,221         812,934
                                  ------------    ------------    ------------
Total income tax
expense                           $         --         232,213         880,000
                                  ============    ============    ============


Deferred tax assets and liabilities consist of the following components as of December 31, 1999 and 1998:

                                                       1999            1998
                                                       ----            ----

Deferred tax liabilities:
      Acquired technology                         $    367,298         425,132
      Change in tax status
        of subsidiaries                                     --          55,494
      Property and equipment                            50,275              --
                                                  ------------    ------------
                                                       417,573         480,626

Deferred tax assets:
      Intangibles                                      689,161         131,145
      Inventory                                        593,507         400,737
      Receivable allowance                           1,497,204         943,873
      Royalty fees                                     159,160         283,333
      Commissions                                      171,137         167,579
      Warranty accruals                                515,192         296,695
      NOL carry forward                             12,988,133       2,381,196
      Other tax credits                                256,173              --
      Other                                                 --          38,352
                                                  ------------    ------------
                                                    16,869,667       4,642,910
Valuation allowance                                (16,452,094)     (4,162,284)
                                                  ------------    ------------
                                                       417,573         480,626
                                                  ------------    ------------
      Net deferred tax asset
       (liability)                                $         --              --
                                                  ============    ============

Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that these deferred tax assets may expire unused and, accordingly, has established a valuation allowance against them.

Payments for income taxes during the years ended December 31, 1999, 1998 and 1997 were $71,000, $905,000 and $0, respectively. Income taxes paid during 1998 primarily related to the sale of MEC and LSIA.

At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of $34.8 million which are available to offset future federal taxable income and begin to expire in the year 2018. In addition, the Company has other tax credit carryforwards of approximately $256,000 which begin to expire in the year 2007.

For the years ended December 31, 1999, 1998 and 1997, the difference between the Company's effective income tax provision and the "expected" tax provision, computed by applying the federal statutory income tax rate to income before provision for income taxes, is reconciled below:

                                       1999            1998             1997
                                       ----            ----             ----

"Expected" tax provision
      (benefit)                  $  (4,904,100)     (3,961,060)     (2,166,849)
State income taxes, net
    of federal income tax
    benefit                           (911,999)         48,493         536,536
Tax basis of subsidiaries sold              --              --       2,478,304
Intangible amortization                178,374         417,064         369,210
Nondeductible expenses                 101,578          26,594          17,835
Tax deduction from
      exercise of options
      and warrants                  (6,608,671)             --              --
Valuation allowance                 12,289,810       3,989,294        (355,036)
Other items, net                      (144,992)       (288,172)             --
                                 -------------    ------------    ------------
       Income tax
         expense                 $          --         232,213         880,000
                                 =============    ============    ============

At December 31, 1999, of the $34.8 million net operating loss carryforward, $19.5 million is associated with the exercise of nonqualified stock options, disqualifying dispositions of incentive stock options and warrants. This tax benefit will be recorded as an increase to additional paid-in capital when recognized.

NOTE 14 - SEGMENT INFORMATION
-----------------------------

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

Operating profit is total revenue less operating expenses. In determining operating profit for operating segments, the following items have not been considered: general corporate expenses; expenses attributable to Centers, a developmental stage company; non-operating income; and income tax expense. Identifiable assets by operating segment are those that are used by or applicable to each operating segment. General corporate assets consist primarily of cash, marketable equity securities and income tax accounts.

                                       1999            1998            1997
                                       ----            ----            ----

Operating revenues:
    Refractive products           $ 19,403,781      15,968,035      11,925,018
    Patent services                  1,970,504       1,111,917         245,000
    Health care services               354,167         676,164       1,209,092
    Subsidiaries sold                       --              --      11,009,723
                                  ------------    ------------    ------------
Total revenues                    $ 21,728,452      17,756,116      24,388,833
                                  ============    ============    ============
Operating profit (loss):
    Refractive products           $(13,376,160)     (9,038,922)     (6,329,036)
    Patent services                  1,452,231         349,673        (163,387)
    Health care services              (711,571)       (541,670)     (1,121,186)
    Subsidiaries sold                       --              --         658,923
    General corporate               (2,189,666)     (1,953,326)     (2,040,328)
    Developmental stage
       company-LaserSight
       Centers Incorporated           (276,696)       (276,696)       (267,140)
                                  ------------    ------------    ------------

      Loss from operations        $(15,101,862)    (11,460,941)     (9,262,154)
                                  ============    ============    ============

Identifiable assets:
    Refractive products           $ 28,049,316      28,818,547      20,056,924
    Patent services                  3,652,788       3,838,804      10,614,652
    Health care services             3,563,517       3,910,200       4,398,202
    General corporate assets        11,345,800       4,267,269      12,080,776
    Developmental stage
      company-LaserSight
      Centers Incorporated           2,767,512       3,038,163       3,310,519
                                  ------------    ------------    ------------
         Total assets             $ 49,378,933      43,872,983      50,461,073
                                  ============    ============    ============


Depreciation and amortization:
    Refractive products           $  2,184,727       1,659,571         751,682
    Patent services                    517,320         567,187         371,906
    Health care services               276,766         333,205         319,823
    Subsidiaries sold                       --              --         641,501
    General corporate                    8,385           3,731           2,751
    Development stage
      company-LaserSight
      Centers Incorporated             276,696         276,696         254,634
                                  ------------    ------------   -------------
         Total depreciation
         and amortization         $  3,263,894       2,840,390       2,342,297
                                  ============    ============   =============

Amortization of deferred financing costs and accretion of discount on note payable of $545,784 and $550,159 for the years ended December 31, 1998 and 1997, respectively, are included as interest expense in the table below.


                                       1999            1998            1997
                                       ----            ----            ----

Capital expenditures:
    Refractive products           $    688,432         599,873         560,946
    Health care services                 3,441          30,228          12,154
    Subsidiaries sold                       --              --          57,450
    General corporate                   12,425          18,374              --
                                  ------------    ------------    ------------
         Total capital
         expenditures             $    704,298         648,475         630,550
                                  ============    ============    ============

Interest income:
    Refractive products           $    251,066         293,731         267,590
    Patent services                         --           9,377          10,717
    Health care services                    --              --             150
    Subsidiaries sold                       --              --          65,490
    General corporate                  509,425         278,033          26,541
    Development stage company
      -LaserSight Centers, Inc.         10,476          10,340          13,123
                                  ------------    ------------    ------------
Total interest income             $    770,967         591,481         383,611
                                  ============    ============    ============

Interest expense:
    Refractive products           $     20,685              --              --
    General corporate                   72,400         782,668       1,283,904
    Subsidiaries sold                       --              --          59,294
                                  ------------    ------------    ------------
Total interest expense            $     93,085         782,668       1,343,198
                                  ============    ============    ============

The following table presents the Company's refractive products segment net revenues by geographic area for the three years ended December 31, 1999. The individual countries shown generated net revenues of at least 10% of the total segment net revenues for at least one of the years presented.

                                       1999            1998            1997
                                       ----            ----            ----
Geographic area:
    Argentina                     $    409,600         808,400       1,382,000
    Brazil                             475,000       1,825,000       3,290,000
    Canada                           2,385,000       2,512,000         288,000
    China                               70,000       1,980,000       1,346,000
    Colombia                           180,000         510,000       1,245,400
    United States                    3,006,000         230,000         658,000
    Other                           12,878,181       8,102,635       3,715,618
                                  ------------    ------------    ------------
Total refractive products
    revenues                      $ 19,403,781      15,968,035      11,925,018
                                  ============    ============    ============
Export sales are as follows:

                                     1999             1998             1997
                                     ----             ----             ----
North and
  Central America                 $  4,359,962       3,781,712       1,075,000
South America                        1,935,855       4,473,156       5,995,000
Asia                                 1,254,194       3,746,171       2,235,000
Europe                               7,348,609       2,735,631       2,526,500
Africa                                 560,000         642,250              --
                                  ------------    ------------    ------------
                                  $ 15,458,620      15,378,920      11,831,500
                                  ============    ============    ============

The geographic areas above include significant sales to the following countries:
North and Central America - Canada and Mexico; South America - Brazil, Argentina and Columbia; Asia - China and India; Europe - Italy, Spain and France. In the Company's experience, sophistication of ophthalmic communities varies by region, and is better segregated by the geographic areas above than by individual country.

As of December 31, 1999 and 1998, the Company had approximately $37,000 and $72,000, respectively, in assets located at a manufacturing facility in Costa Rica. As of December 31, 1999, the Company did not have any other subsidiaries in countries where it does business. As a result, substantially all of the Company's operating losses and assets apply to the U.S.

Revenues from one customer of the refractive products segment totaled $3,006,000, or 14%, of the Company's consolidated revenues (see note 15).

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

During 1999 and 1998, the Company sold nine and three laser systems, respectively, for $2,700,000 and $900,000, respectively, to TLC. In addition, $306,000 of keratome related products were sold to TLC during 1999. As discussed in Notes 11 and 17, TLC has invested in securities of the Company in June 1998, March 1999 and January 2000. The Company has received full payment for the products sold.

NOTE 16 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Visx, Incorporated
------------------

On November 15, 1999, the Company was served with a complaint filed by Visx asserting that the Company's technology infringed one of Visx's U.S. patents for equipment used in ophthalmic surgery. On November 16, 1999, the Company and Visx reached agreement to stay the patent litigation and to continue negotiations toward a U.S. license agreement in an effort by the Company to facilitate commercialization of its laser systems in the U.S. On February 1, 2000, the Company announced that it withdrew from the licensing negotiations and allowed the litigation to proceed. The stay was lifted effective February 16, 2000. In addition, on February 1, 2000, the Company filed suit against Visx claiming non-infringement and invalidity of the Visx patent and asserting that Visx infringes U.S. Patent No. 5,630,810. Management believes that the Company does not infringe Visx's patent and that this action will not have a material adverse effect on our business, financial condition or results from operations. However, the outcome of patent litigation, particularly in jury trials, is inherently uncertain, and an unfavorable outcome in the Visx litigation could have a material adverse effect on our business, financial condition and results of operations.

In May 1997, the Company entered into a license agreement with Visx to settle litigation and any and all potential claims related to patent infringement prior to May 1997. The aggregate amount of $230,400 is reflected in other expenses in 1997 and was paid in eight quarterly installments.

Northern New Jersey Eye Institute
---------------------------------

In March 1999, the Company received notice of an action filed by the former owners of Northern New Jersey Eye Institure, or NNJEI, and related assets and entities against the Company alleging breach of contract in connection with a provision in our July 1996 acquisition agreements related to the assets of NNJEI and related assets and entities. Such provision provided for additional issuance of the Company's Common Stock if such stock price was not at certain levels in July 1998. The Company issued the additional Common Stock in July 1998 in accordance with the provisions of the agreements. The plaintiffs allege that, based on the price of the Company's Common Stock in July 1998, additional payments are required of approximately $540,000. Cross motions for summary judgment have been filed and are awaiting action by the court. Management disagrees with the plaintiffs' interpretation of the NNJEI agreements and believes that its obligations under the agreements will not have a material adverse effect on our financial condition or results of operations.

Former Officer
--------------

In June 1999, a former president, chief executive officer and director of the Company filed an action asserting that the Company is currently in default on a promissory note executed in June 1991 in the principal amount of $1,180,000. The Company believes that the allegations made by the plaintiff are without merit and it intends to vigorously defend the action. Management believes that the Company has satisfied its obligations under the promissory note and that this action will not have a material adverse effect on our financial condition or results of operations.

Former MRF, Inc. Shareholder
----------------------------

In November 1999, a lawsuit was filed on behalf of a former shareholder of MRF, Inc. (the Subsidiary), a wholly-owned subsidiary of the Company. The lawsuit names the Company's chief executive offier as the sole defendant and alleges fraud and breach of fiduciary duty in connection with the redemption by the subsidiary of the former shareholder's capital stock in the Subsidiary. At the time of the redemption, which redemption occurred prior to the Company's acquisition of the Subsidiary, the Company's chief executive officer was the president and chief executive officer of the Subsidiary. The Company's Board of Directors has authorized the Company to retain and, to the fullest extent permitted by the Delaware General Corporation Law, pay the fees of counsel to defend the Company's chief executive officer, the Subsidiary and the Company in the litigation so long as a court has not determined that the Company's chief executive officer failed to act in good faith and in a manner he reasonably believed to be in the best interest of the Subsidiary at the time of the redemption. Management has reviewed the lawsuit and believes that the allegations set forth therein are without merit, and that the Company's obligations with respect to the legal defense will not have a material adverse effect on the Company's financial condition or results from operations.

Capital Lease Obligation
------------------------

In connection with certain divestitures completed in December 1997 (see note 4), the Company continues to guarantee a capital lease obligation. The Company is indemnified for this by the purchaser, and the purchaser is obligated to take all necessary steps to remove the Company as a guarantor. If the purchaser fails to pay the lease obligation, an event which the Company believes to be unlikely, management estimates that it could settle these obligations for approximately $265,000 at December 31, 1999. In the opinion of management, the ultimate disposition of these guarantees will not have a material adverse effect on the Company's consolidated financial condition, results of operations or future cash flows.

Lease Obligations
-----------------

The Company leases office space and certain equipment under operating lease arrangements.

Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year, as of December 31, 1999, are approximated as follows:

         2000                           $768,000
         2001                            692,000
         2002                            412,000
         2003                            208,000
         Thereafter                       15,000

Rent expense during 1999, 1998, and 1997 was approximately $895,000, $606,000 and $755,000, respectively.

NOTE 17 - SUBSEQUENT EVENT
--------------------------

Private Placement
-----------------

On January 31, 2000, the Company closed a transaction for the sale of 1,269,841 shares of Common Stock to a total of two investors, including TLC, in exchange for the Company receiving $12.5 million in cash. On February 22, 2000, the Company closed a transaction for the sale of 76,189 shares of Common Stock to one investor in exchange for the Company receiving $750,000 in cash.

License Agreement
-----------------

On January 18, 2000 the Company entered into a first amendment to a license and royalty agreement related to certain keratome related products. Under the terms of the amendment 555,552 shares of Common Stock were placed in escrow and are included in common shares issued and outstanding on that date. If certain conditions under the amendment are satisfied, the shares will be released from escrow. Otherwise, the shares will be returned to the Company.