Form 10-K/A
period 1999-12-31
LASERSIGHT INC /DE
filed 2000-05-08
CIK 879301

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


         Number of shares of Common Stock outstanding as of May 5, 2000:
19,803,663.
                                EXPLANATORY NOTE

This filing amends certain information on the cover page and certain other previously-filed information contained in Items 1 and 7. No other items have been amended.

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

LaserSight Recent Developments

         Our LaserScan LSX excimer laser system is based on narrow beam scanning technology rather than broad beam technology, which until recently was the only commercially available excimer laser vision correction technology in the U.S. We believe we are well-positioned to become a leading provider of excimer laser systems, disposable and durable keratomes and other related products as a result of our technology and the following recent developments:

         o Commercial Launch of our LaserScan LSX Excimer Laser System in the U.S. In November 1999, the FDA approved our LaserScan LSX narrow beam scanning excimer laser system for use in the U.S. for the treatment of nearsightedness using a pulse repetition rate of 100 Hz. We intend to aggressively enter the U.S. market, and begin commercial shipment of our laser systems to customers in the U.S. within the next week. We currently have a supplemental PMA application pending with the FDA seeking approval of the use of our laser system for the treatment of nearsightedness with astigmatism. We expect to file a supplemental PMA in the near future which would permit our laser systems sold to U.S. customers to operate at a 200 Hz pulse repetition rate, the fastest pulse rate currently available in our industry and the pulse rate used in international versions of our LaserScan LSX system. We are currently in litigation with Visx, one of our major competitors, regarding intellectual property claims. We have a broad intellectual property portfolio, and believe that we own or license all intellectual property necessary for commercialization of our products. See Item 3 ("Legal Proceedings-- Visx, Incorporated") below.

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

         o Eye Tracking. Proper alignment of the refractive correction is important in all laser vision correction procedures, and is essential in order to perform custom ablations. Our AccuTrack eye tracking system maintains alignment of the refractive correction relative to the visual axis of the eye, and can be turned on or off based on the refractive surgeon's inical preference. The LaserSight AccuTrack eye tracker is an "Active + Passive" system that is capable of following even small, involuntary eye movements. The tracking system eliminates most errors normally introduced by eye movements during untracked laser refractive surgery, and does not require dilation of the pupil or any apparatus to be in contact with the eye. Our AccuTrack eye tracking system is currently available only on international versions of the LaserScan
            LSX, and we are pursuing FDA approval for use of this system in the U.S.

         o  Software Driven Flexible Platform.   Individualized ablations have
            resulted in increased patient satisfaction in international studies and we believe the ability to perform individualized ablations will generally result in improved, more predictable results and less post -operative regression relative to other refractive surgery techniques. We also believe that individualized ablation will also be the technique most preferred by refractive surgeons for correction of irregular astigmatism. In our LaserScan LSX scanning laser, ablation profiles and spot location are determined by system software, not mechanical elements. It is the ability to move the "flying spot" beam to many areas across the cornea using software which provides the ability to perform individualized ablation. Software upgrades can be used to readily update U.S. models upon receipt of FDA approvals to include features currently available only on international models, including the ability to operate at a 200 Hz pulse repetition rate and the ability to treat farsightedness or astigmatism, with or without our AccuTrack eye tracking system.

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


                                                  Bausch &
                              LaserSight           Lomb          Nidek                         Summit                   Visx
                              ----------           ----          -----             -----------------------------        ----
Model Name                    LaserScan LSX        217           EC-5000           Ladarvision         Apex Plus        Star S2

Weight(lbs.)                  570                  1,496         1,430             799                 1,399            1,597

Beam Size                     Narrow               Narrow        Broad             Narrow              Broad            Broad
                              (1 mm)                (2 mm)       (7x2 mm)          (1 mm)              (6.5 mm)         (6.5 mm)

Pulse Rate                    100-200 Hz(1)        50 Hz         50 Hz             60 Hz               10 Hz            10 Hz

Eye Tracking                  Active or passive    Active or     Active or         Active              None             None
                              (2)                   passive      passive

FDA Approval Status (diopters):
Nearsightedness               To -10 (3)           To -7         To -13            To -10              To -14           To -14

Nearsightedness with          Not Approved         To -3         To -4             To -4 (4)           To -5            To -5
astigmatism                   (PMA
                              supplement
                              pending)

Farsightedness                Not Approved         Not Approved  Not Approved      Not Approved (5)    +1.5 to 4.0      +1.0 to 6.0

Farsightedness with
astigmatism                   Not Approved         Not Approved  Not Approved      Not Approved (5)    Not Approved     Not Approved

LASIK                         Not Approved         Approved      Not Approved      Not Approved (5)    Approved         Approved

        -------------


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

                   FDA Status Product              Features/Benefits
                   ------------------              -----------------

UniShaper          510(k)
 single-use        clearance                  o  Preassembled (including
 Keratome          received                      blade), sterile and ready
                                                 to use
                                              o  Built-in stopper provides
                                                 consistent stopping point for
                                                 flaps
                                              o  Covered gears reduces possible
                                                 eyelash or eyelid entrapment
                                                 or injury
                                              o  Automated dual-drive mechanism
                                                 with 7,500 RPM blade speed
                                                 can create flap size of 8.5
                                                 millimeters or larger

UltraShaper        510(k)                     o  Easy-to-use blade insertion
 durable           clearance                     eliminates manual handling of
 Keratome          received                      blades
                                              o  Built-in stopper provides
                                                 consistent stopping pointfor
                                                 flaps
                                              o  Integrated components provide
                                                 reduced assembly time
                                              o  Design reduces possible eyelash
                                                 or eyelid entrapment or injury
                                              o  Automated mechanism with 7,500
                                                 RPM blade speed can create
                                                 flap size of 7.2 millimeters
                                                 or larger

Control            510(k)                     o  Interchangeable for use with
 console           clearance                     the UniShaper single-use
                   received                      keratome and the UltraShaper
                                                 durable keratome
                                              o  Continuous suction monitoring
                                                 features including visual and
                                                 auditory cautionary alarms and
                                                 indicated total time elapsed at
                                                 high suction
                                              o  Low suction setting for
                                                 surgeons using suction ring
                                                 for globe fixation

keratome           No 510(k)                  o  Manufactured to precise
 UltraEdge         notification                  specifications for dimensional
 Blades            required                      accuracy and consistency
                                              o  Proprietary finishing processes
                                                 applied to every blade
                                              o  Manufactured with surgical
                                                 grade steel
                                              o  Extensive testing and
                                                 verification

         We acquired the right to manufacture and sell the UniShaper single-use disposable keratome, formerly known as the Automated Disposable Keratome (AoDoKTM), in September 1997 from inventors Ruiz and Lenchig, who had invented the ACS distributed by another company. The UniShaper single-use keratome and the UltraShaper durable keratome each incorporate the market proven features found in the ACS with new enhancements and features, including pre-assembly, transparent components for improved visibility while cutting the flap, and a dual drive mechanism with covered gears. See "Risk Factors - Company and Business Risks -- Required Minimum Payments Under Our UniShaper License Agreement may Exceed Our Gross Profits From Sales of Our UniShaper Product."

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

   Condition                                 Regulatory Status
   ---------                                 -----------------
   Low to Moderate Nearsightedness......     Approved (to -6 diopters) (PRK) (1)
      -- with astigmatism...............     Supplemental PMA filed (PRK)
   Higher Degrees of Nearsightedness....     Clinical trials underway (LASIK)
      -- with astigmatism...............     Clinical trials underway (LASIK)
   Low to Moderate Farsightedness.......     Clinical trials underway (LASIK)
      -- with astigmatism...............     Clinical trials underway (LASIK)
   200 Hz pulse rate....................     Supplemental PMA to be filed in the
                                               near future
   AccuTrack eye tracking system........     Clinical trials underway (LASIK)


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

                                                                              Percentage Increase (Decrease)
                                         As a Percentage of Net Sales                Over Prior Periods
                                            Year Ended December 31,                Year Ended December 31,
                                            -----------------------                -----------------------
                                         1997        1998        1999           1997 to 1998      1998 to 1999
                                         ----        ----        ----           ------------      ------------
Statements of Operations Data:
Net revenues:
  Refractive products................      48.9%        89.9%     89.3%               33.9%          21.5%
  Patent services....................       1.0          6.3       9.1                 *nm           77.2
  Healthcare services................       5.0          3.8       1.6               (44.1)         (47.6)
  Subsidiaries sold..................      45.1           --        --              (100.0)           0.0
                                          -----        -----     -----
    Net revenues.....................     100.0        100.0     100.0               (27.2)          22.4
Gross profit(1)......................      47.9         64.3      55.0                (2.4)           4.7
Research, development and
    regulatory expenses (2) .........      11.5         21.6      14.4                36.8          (18.3)
Other general and administrative
    expenses ........................      53.8         68.5      76.7                (7.3)          37.1
Selling-related expenses (3)               13.5         25.7      21.7                38.8            3.2
Amortization of intangibles .........       7.1         13.0      11.7                33.0            9.9
                                          ------       ------    ------
Loss from operations.................     (38.0)       (64.5)    (69.5)               23.7           31.8

---------------

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

         Summit's Apex Plus Excimer Laser Workstation and Visx's Star S2 Excimer Laser System have received FDA approval for the LASIK treatment of myopia (nearsightedness) with or without astigmatism. The approvals are for the correction of myopia in the range of 0D to -14.0D and myopia with astigmatism in the range of -0.5D to -5.0D. Bausch & Lomb's Technolas 217 excimer laser also recently received FDA approval for the treatment of myopia up to -7.0D with up to -3.0D of astigmatism. These laser systems are currently the only laser systems commercially available in the U.S. with FDA approval for use in LASIK. Laser systems manufactured by other companies approved by FDA for PRK, including Nidek and LaserSight, are routinely used off-label to perform LASIK. A physician may decide, as part of the practice of medicine, to use a medical device outside of its FDA-approved indications for an unapproved or "off-label" use. Prior to these laser approvals, all LASIK procedures performed in the U.S. with commercially available lasers were performed as the practice of medicine. Competitors' receipt of LASIK-specific FDA regulatory approval could be a significant competitive advantage which could impede our ability to successfully introduce our LaserScan LSX system in the U.S. or discourage physicians from using our or other manufacturers' lasers off-label. Our failure to successfully effect our product introduction in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

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

                                                   Year Ended December 31,

                                       1997                   1998                    1999
                                       ----                   ----                    ----
Net Loss...................       $ 7.3 million      $ 11.9 million           $ 14.4 million
Deficit in Cash Flow from
   Operations..............       $ 4.4 million      $ 14.3 million           $ 11.7 million



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

                                     LASERSIGHT INCORPORATED

Dated:   May 8, 2000            By:   /s/ Michael R. Farris
                                      --------------------------------
                                      Michael R. Farris, President and
                                      Chief Executive Officer

Dated:   May 8, 2000            By:   /s/ Gregory L. Wilson
                                      --------------------------------
                                      Gregory L. Wilson, Chief Financial Officer
                                      (Principal accounting officer)