Form 10-Q
period 2000-03-31
LASERSIGHT INC /DE
filed 2000-05-12
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the quarterly period ended March 31, 2000.

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

Yes    X         No
     -----


         The Number of shares of the registrant's Common Stock outstanding as of May 11, 2000 is 20,303,663.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

Except for the historical information contained herein, the discussion in this report contains forward-looking statements (within the meaning of Section 21E of the Exchange Act) that involve risks and uncertainties. LaserSight's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties and Other Issues" in this report and in LaserSight's Annual Report on Form 10-K for the year ended December 31, 1999. LaserSight undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect any future events or developments.

                                      INDEX



PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999

                  Condensed Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2000 and 1999

                  Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2000 and 1999

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of  Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,      December 31,
                                   ASSETS                                                    2000            1999
                                                                                          ------------   ------------
Current assets:                                                                            (Unaudited)
  Cash and cash equivalents                                                               $ 16,937,310     11,247,801
  Accounts receivable - trade, net                                                           9,025,273      6,400,980
  Notes receivable - current portion, net                                                    4,518,333      4,110,428
  Inventories                                                                                9,389,782      8,409,823
  Deferred tax assets                                                                           68,208         68,208
  Other current assets                                                                         498,838        394,543
                                                                                          ------------   ------------
                                                     Total Current Assets                   40,437,744     30,631,783

Notes receivable, less current portion, net                                                  3,168,385      2,721,229
Property and equipment, net                                                                  1,923,950      1,934,618
Patents, net                                                                                 7,839,221      3,886,448
Pre-market approval application, net                                                         2,527,126      2,754,394
Goodwill, net                                                                                5,897,078      6,028,235
Other assets, net                                                                            1,830,044      1,422,226
                                                                                          ------------   ------------
                                                                                          $ 63,623,548     49,378,933
                                                                                          ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                                                         $ 4,145,254      2,694,494
  Accrued expenses                                                                           5,682,984      3,757,458
  Accrued commissions                                                                        1,803,014      1,511,653
  Deferred revenue                                                                           1,104,082      1,020,044
                                                                                          ------------   ------------

                                                Total Current Liabilities                   12,735,334      8,983,649



Accrued expenses, less current portion                                                         652,867        615,942
Deferred royalty revenue, less current portion                                                      --         33,333
Deferred income taxes                                                                           68,208         68,208
Long-term obligations                                                                          102,530        100,130
Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, authorized 10,000,000 shares; par value $.001 per share
    Series C - 2,000,000 issued and outstanding at March 31, 2000 and
     December 31, 1999                                                                           2,000          2,000
    Series D - 2,000,000 issued and outstanding at March 31, 2000 and
     December 31, 1999                                                                           2,000          2,000
Common stock - par value $.001 per share; authorized 40,000,000 shares;
   19,948,863 and 18,040,313 shares issued at March 31, 2000 and December
   31, 1999, respectively                                                                       19,949         18,040
Additional paid-in capital                                                                 100,590,792     82,346,811
Issued shares held in escrow                                                                (7,936,250)    (2,936,250)
Stock subscription receivable                                                               (1,140,000)    (1,140,000)
Accumulated deficit                                                                        (40,931,235)   (38,172,283)
Less treasury stock, at cost;  145,200 common shares at March 31, 2000
    and December 31, 1999                                                                     (542,647)      (542,647)
                                                                                          ------------   ------------
                                                                                            50,064,609     39,577,671
                                                                                          ------------   ------------
                                                                                          $ 63,623,548     49,378,933
                                                                                          ============   ============

   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                     -------------------------------------
                                                                        2000                       1999
                                                                     -----------               -----------

        Revenues:
            Products                                                 $ 7,832,478                 4,401,215
            Royalties                                                    669,179                   380,000
            Services                                                     193,345                   107,083
                                                                     -----------               -----------
                                                                       8,695,002                 4,888,298

        Cost of revenue:
            Product cost                                               3,408,524                 2,032,378
            Cost of services                                              85,072                    47,117
                                                                     -----------               -----------

        Gross profit                                                   5,201,406                 2,808,803

        Research, development and regulatory expenses                    940,716                   781,191

        Other general and administrative expenses                      5,028,035                 3,666,221
        Selling related expenses                                       1,618,077                 1,103,435
        Amortization of intangibles                                      635,465                   634,071
                                                                     -----------               -----------
                                                                       7,281,577                 5,403,727
                                                                     -----------               -----------

        Loss from operations                                          (3,020,887)               (3,376,115)

        Other income and expenses
          Interest and dividend income                                   264,335                   101,521
          Interest expense                                                (2,400)                  (45,770)
                                                                     -----------               -----------

        Net loss before income taxes                                  (2,758,952)               (3,320,364)

        Income tax expense                                                    --                        --
                                                                     -----------               -----------

        Net loss                                                     $(2,758,952)               (3,320,364)
                                                                     ===========               ===========

        Loss per common share
          Basic and diluted:                                         $     (0.14)                    (0.25)
                                                                     ===========               ===========

        Weighted average number of shares outstanding
          Basic and diluted:                                          19,234,000                13,418,000
                                                                     ===========               ===========


   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                                        2000                  1999
                                                                                    ------------         -------------
Cash flow from operating activities
  Net loss                                                                          $ (2,758,952)           (3,320,364)
  Adjustments to reconcile net loss to net cash used in operating activities:

  Depreciation and amortization                                                          877,576               824,948
  Warrants issued in conjunction with consulting agreement                                    --                68,793
  Changes in assets and liabilities:
    Accounts and notes receivable                                                     (3,479,354)              236,961
    Inventories                                                                         (979,959)             (893,142)
    Accounts payable                                                                   1,450,760             1,381,714
    Decrease in accrued expenses                                                       1,028,812              (178,234)
    Deferred revenue                                                                      50,705              (171,305)
    Other                                                                               (689,526)             (301,019)
                                                                                    ------------         -------------

Net cash used in operating activities                                                 (4,499,938)           (2,351,648)

Cash flows from investing activities
  Purchases of property and equipment, net                                              (231,443)             (138,550)
  Acquisition of intangible assets                                                    (2,825,000)                   --
                                                                                    ------------         -------------

Net cash used in investing activities                                                 (3,056,443)             (138,550)

Cash flows from financing activities
  Proceeds from common stock financing                                                13,202,452             8,850,000
  Proceeds from exercise of stock options and warrants                                    43,438                    --
  Repayment of capital lease obligation                                                       --                (5,233)
                                                                                    ------------         -------------

Net cash provided by financing activities                                             13,245,890             8,844,767
                                                                                    ------------         -------------

Increase in cash and cash equivalents                                                  5,689,509             6,354,569

Cash and cash equivalents, beginning of period                                        11,247,801             4,437,718
                                                                                    ------------         -------------

Cash and cash equivalents, end of period                                            $ 16,937,310            10,792,287
                                                                                    ============         =============

   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                Three Month Periods Ended March 31, 2000 and 1999

NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, condensed consolidated financialsstatements of LaserSight Incorporated and subsidiaries (LaserSight) as of March 31, 2000, and for the three months ended March 31, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the operating results for the full year. The report of KPMG LLP, independent auditors, commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

NOTE 2   PER SHARE INFORMATION

         Basic loss per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied). Diluted loss per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase Common Stock, and convertible Preferred tock and are included in the computation using the treasury stock method if they would have a dilutive effect.

NOTE 3   INVENTORIES

         Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates costs determined on the first-in first-out basis. The components of inventories at March 31, 2000 and December 31, 1999 are summarized as follows:

                                           March 31, 2000    December 31, 1999
                                           --------------    -----------------

         Raw materials                        $ 6,282,744           6,381,980
         Work-in-process                          620,401             630,342
         Finished goods                         2,006,851             958,387
         Test equipment - clinical trials         479,786             439,114
                                              -----------          ----------
                                              $ 9,389,782           8,409,823
                                              ===========          ==========

NOTE 4   STOCKHOLDERS' EQUITY

         Private Placement

         On January 31, 2000, the Company closed a transaction for the sale of 1,269,841 shares of Common Stock to a total of three investors, including TLC Laser Eye Centers Inc. (TLC), in exchange for the Company receiving $12.5 million in cash. On February 21, 2000, the Company closed a transaction for the sale of 76,189 shares of Common Stock to two investors in exchange for the Company receiving $750,000 in cash.

NOTE 5   SEGMENT INFORMATION

         The Company operates principally in three operating segments: refractive products, patent services and health care services. Refractive product operations primarily involve the development, manufacture, and sale of ophthalmic lasers and related devices for use
         in vision correction procedures.   Patent services involve the revenues
         and expenses generated from the ownership of certain refractive laser procedure patents, and health care services provides health and vision care consulting services to hospitals, managed care companies, and physicians.

         Operating profit is total revenue less operating expenses. In determining operating profit for operating segments, the following items have not been considered: general corporate expenses; expenses attributable to LaserSight Centers Incorporated a developmental stage company; non-operating income; and the income tax expense. Identifiable assets by operating segment are those that are used by or applicable to each operating segment. General corporate assets consist primarily of cash, marketable equity securities and income tax accounts.

         The table below summarizes information about reported segments as of and for the three months ended March 31:

                                                                                        Depreciation
                                       Operating        Operating                           and            Capital
                                        Revenues      Profit (Loss)        Assets       Amortization    Expenditures
                                        --------      -------------        ------       ------------    ------------
     2000
     ----
     Operating  segments:

          Refractive products           $ 7,832,478    (2,875,157)      37,386,392         603,535          227,700
          Patent services                   669,179       539,849        2,982,154         129,330               --
          Health care services              193,345      (106,756)       3,539,121          71,679            3,743
          General corporate                      --      (509,649)      17,015,050           3,858               --
          Developmental
          stage company -
          LaserSight Centers                     --       (69,174)       2,700,831          69,174               --
                                        -----------   -----------      -----------       ---------         ---------
     Consolidated total                 $ 8,695,002    (3,020,887)      63,623,548         877,576          231,443
                                        ===========   ===========      ===========       =========        =========
     1999
     ----
     Operating  segments:
          Refractive products           $ 4,401,215    (2,905,917)      29,597,655         553,916          138,550
          Patent services                   380,000       250,670        3,499,474         129,330               --
          Health care services              107,083      (129,769)       3,836,860          70,731
          General corporate                      --      (521,925)      10,897,919           1,797               --
          Developmental stage
          company - LaserSight
          Centers                                --       (69,174)       2,972,210          69,174               --
                                        -----------   -----------      -----------       ---------        ---------
     Consolidated total                 $ 4,888,298    (3,376,115)      50,804,118         824,948          138,550
                                        ===========   ===========      ===========       =========        =========

NOTE 6   ACQUISITION

         Intellectual Property

         On March 8, 2000, LaserSight acquired all intellectual property related to a development project designed to provide front-to-back analysis and total refractive measurement of the eye from Premier Laser Systems, Inc. Of the total consideration of $4,050,000 before transaction costs, $2,825,000 was paid at closing, $500,000 was paid in April 2000 and $725,000 was paid in May 2000. Assets purchased included two U.S. patents, six foreign patents, a pending patent application and an exclusive license to nine patents that are intended to be used to complete development of an integrated refractive diagnostic work station. The total cost is included in the net costs of Patents and will be amortized over the life of the patents.

NOTE 7   LICENSE AGREEMENT

         On January 18, 2000, the Company entered into a first amendment to a keratome license and royalty agreement related to certain keratome related products originally entered into in September 1997. Under the terms of the amendment 555,552 shares of Common Stock issued to the licensors were placed in escrow and are included in common shares issued and outstanding on that date. If the Company raises equity capital totaling $15 million or more by May 31, 2000, or otherwise elects in its sole discretion to proceed with the amendment, the shares will be released from escrow and the Company will be obligated to pay $7.6 million in cash within the next six months. Otherwise, the shares will be returned to the Company.To date, the Company has raised equity capital totaling $13.25 million. In addition, the Company paid the licensors $200,000 upon execution of the amendment and $200,000 on April 1, 2000. The amendment eliminates the restriction on the Company manufacturing, marketing and selling other keratomes, but the sale of such other keratomes is included in the gross profit to be shared with the licensors. The licensor's share of the gross profit, as defined in the agreement, will be 50% if the amendment is not triggered or 10% if the amendment is triggered.

                       Independent Auditors' Review Report

The Board of Directors
LaserSight Incorporated:

We have reviewed the condensed consolidated balance sheet of LaserSight Incorporated and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of LaserSight Incorporated and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                  /s/ KPMG LLP

St. Louis, Missouri
April 27, 2000
                                       9

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         LaserSight is principally engaged in the manufacture and supply of narrow beam scanning excimer laser systems, keratomes, keratome blades and other related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of over 300 laser systems, including approximately 100 of our LaserScan LSX(TM) laser systems. In March 2000, we began commercial shipments of our LaserScan LSX laser system to customers in the U.S.

New Accounting Pronouncement

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB No. 101 as required in the second quarter of 2000 and are evaluating the effect, if any, that SAB No. 101 may have on our financial statements.

Results of Operations

         The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                                                        Percent Increase (Decrease)
                                                As a Percentage of Net Sales                Over Prior Periods
                                                  Three Months Ended March 31,          Three Month Ended March 31,
                                                  ----------------------------          ---------------------------
                                                  2000              1999                       2000 vs.1999
                                                  ----              ----                       -------------
Statements of Operations Data:
Net revenues:
 Refractive products.....................         90.1%             90.0%                         78.0%
 Patent services.........................          7.7               7.8                          76.1
 Healthcare services.....................          2.2               2.2                          80.6
                                                 -----             -----
    Net revenues.........................        100.0             100.0                          77.9
Cost of revenue..........................         40.2              42.5                          68.0
                                                 -----             -----
Gross profit(1)..........................         59.8              57.5                          85.2
Research, development and
    Regulatory expenses (2) .............         10.8              16.0                          20.4
Other general and administrative
    Expenses.............................         57.8              75.0                          37.1
Selling-related expenses (3).............         18.6              22.6                          46.7
Amortization of intangibles..............          7.3              13.0                           0.2
Loss from operations.....................        (34.7)            (69.1)                        (10.5)
---------------

 (1) As a percentage of net revenues, the gross profit for refractive products only for the three months ended March 31, 2000 and 1999, were 56%, and 54%, respectively.

 (2) As a percentage of refractive product net sales, research, development and regulatory expenses for the three months ended March 31, 2000 and 1999, were 12%, and 18%, respectively.

 (3) As a percentage of refractive product net sales, selling-related expenses for the three months ended March 31, 2000 and 1999, were 21%, and 25%, respectively.

Three Months Ended March 31, 2000, Compared to Three Months Ended March 31, 1999

         Revenues. Net revenues for the three months ended March 31, 2000 increased by $3.8 million, or 78%, to $8.7 million from $4.9 million for the comparable period in 1999.

         During the three months ended March 31, 2000, refractive products revenues increased $3.4 million, or 78%, to $7.8 million from $4.4 million for the comparable period in 1999. This revenue increase was primarily the result of increased sales of the higher priced LaserScan LSX excimer laser system, an increased level of laser system sales and the introduction of our blade and keratome related products. During the three months ended March 31, 2000, excimer laser system sales accounted for approximately $6.1 million in revenues compared to $3.7 million in revenues over the same period in 1999. During the three months ended March 31, 2000 and 1999, respectively, LaserScan LSX system sales accounted for 100% and 76%, respectively, of total excimer laser system sales. During the three months ended March 31, 2000, 19 laser systems were sold, including six in the U.S., compared to 17 laser system sales over the comparable period in 1999. Of the 17 laser systems sold in the first quarter of 1999, four were discounted sales to existing customers.

         Net revenues from patent services for the three months ended March 31, 2000 increased approximately $0.3 million, or 76%, to $0.7 million from $0.4 million for the comparable period in 1999, due to increased licensing fees.

         Net revenues from health care services for the three months ended March 31, 2000 increased approximately $0.1 million, or 81%, to $0.2 million from $0.1 million for the comparable period in 1999. This increase primarily resulted from additional consulting services provided, partially attributable to the two senior level consultants added during the third quarter of 1999.

         Cost of Revenue; Gross Profits. For the three months ended March 31, 2000 and 1999, gross profit margins were 60% and 57%, respectively. The gross margin increase during the three months ended March 31, 2000 was primarily attributable to increased sales of the LaserScan LSX excimer laser system. These increased sales were slightly offset by higher raw material costs relating to the LaserScan LSX excimer laser system of $1.1 million and an increase in our inventory obsolescence reserve of $0.4 million.

         Research, Development and Regulatory Expense. Research, development and regulatory expenses for the three months ended March 31, 2000 increased by $0.1 million, or 20%, to $0.9 million from $0.8 million for the comparable period in 1999. We continued to develop our keratome systems, excimer laser systems and continued to pursue protocols in our effort to attain and expand our FDA approvals for our refractive products. As a result of a continuation of these efforts plus the anticipated development of new technologies, we expect research and development expenses during the remainder of 2000 to increase over levels incurred during the first quarter of 2000. Regulatory expenses are expected to increase as a result of our continued pursuit of FDA approval, protocols added during 1999 related to the potential use of our laser systems for treatments utilizing the LASIK procedure and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA.

         Other   General  and   Administrative   Expenses.   Other  general  and
administrative expenses for the three months ended March 31, 2000 increased $1.4 million, or 37%, to $5.0 million from $3.6 million for the comparable period in 1999. This increase was due to an increase in expenses incurred at our refractive products subsidiary of approximately $1.3 million over the comparable period in 1999. These included enhancements to the customer support and training, quality assurance, marketing, software development, material control, manufacturing and engineering departments of $0.6 million, higher depreciation costs of $0.1 million, $0.3 million of legal fees related to patent issues and litigation and $0.3 million of bad debt expense, which represented a general increase in reserves. See "Risk Factors--Financial and Liquidity Risks--If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses, and we may experience difficulty collecting restructured receivables with extended payment terms."

         Selling-Related Expenses. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the three months ended March 31, 2000 increased $0.5 million, or 47%, to $1.6 million from $1.1 million during the comparable period in 1999. This increase was primarily attributable to a $0.3 million increase in sales commissions resulting from higher sales, an increase of $0.2 million in license fees primarily resulting from the introduction of our keratome products and an increase of $0.1 million of warranty expense primarily related to increased laser system sales.

         Amortization of Intangibles. During the three months ended March 31, 2000, costs relating to the amortization of intangible assets was $0.6 million, approximately the same as for the comparable period in 1999. Items directly related to the amortization of intangible assets are acquired technologies, patents, license agreements and goodwill.

         Loss From Operations. The operating loss for the three months ended March 31, 2000 was $3.0 million compared to the operating loss of $3.4 million for the same period in 1999. This decrease in the loss from operations was primarily due to the increase in sales of our LaserScan LSX excimer laser system and an improvement in the operating gain generated by our patent services subsidiary, partially offset by an increase in other general and administrative expenses related to our refractive products operations.

         Other Income and Expense. Interest and dividend income for the three months ended March 31, 2000 was $0.3 million, an increase of $0.2 million over the comparable period in 1999. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense for the three months ended March 31, 2000 and 1999 was not material.

         Income Taxes. For the three months ended March 31, 2000 and 1999, LaserSight had no income tax expense.

         Net Loss. Net loss for the three months ended March 31, 2000, was $2.8 million compared to a net loss of $3.3 million for the comparable period in 1999. The decrease in net loss for the three months ended March 31, 2000 can be attributed to the increase in sales of our LaserScan LSX excimer laser system and an improvement in the operating gain generated by our patent services subsidiary, partially offset by an increase in other general and administrative expenses related to our refractive products operations.

         Loss Per Share. The loss per basic and diluted share was $.14 for the three months ended March 31, 2000 and $0.25 for the comparable period in 1999. During the three months ended March 31, 2000, the weighted average shares of common stock outstanding increased primarily due to the private placement of common stock and the exercise of options and warrants.

Liquidity and Capital Resources

         Our principal sources of funds have historically been from sales of preferred stock and common stock, sales of subsidiaries and patent rights and, to a lesser extent, our operating cash flows. We issued securities totaling approximately $14.8 million in 1997, $15.8 million in 1998, $8.9 million in 1999 and $13.3 million to date in 2000, and received proceeds from the exercise of stock options and warrants of approximately $98,000 in 1997, $0.5 million in 1998, $10.4 million in 1999 and $43,000 to date in 2000. In addition, we sold subsidiaries and various patent rights, resulting in proceeds to us of approximately $10.5 million in 1997 and $12.7 million in 1998. We have principally used these capital resources to fund operating losses, working capital requirements, capital expenditures, acquisitions and retirement of debt. At March 31, 2000, we had an accumulated deficit of $40.9 million.

         We entered into a $2.5 million revolving credit facility with The Huntington National Bank in June 1999. We may borrow amounts under this credit facility at an annual rate equal to 0.5% above the prime rate for short-term working capital needs or for such other purposes as may be approved by Huntington. The credit agreement with Huntington expires on June 30, 2000 and requires us to maintain a specified liquidity level and tangible net worth levels. At March 31, 2000, we had no outstanding borrowings under this credit facility.

         Our working capital increased $6.1 million from $21.6 million at December 31, 1999 to $27.7 million as of March 31, 2000. This increase in working capital resulted primarily from the private placements of common stock in January and February 2000, for gross proceeds of $13.3 million, offset primarily by cash used in operating activities of $4.5 million.

         Operating activities used net cash of $4.5 million during the first quarter of 2000, compared to $2.4 million of net cash used during the same period in 1999, and $11.7 million during the year ended December 31, 1999. We expect to incur a loss and a deficit in cash flow from operations for the second quarter of 2000. There can be no assurance that we can regain or sustain profitability or positive operating cash flow in any subsequent fiscal period. Net cash used in investing activities of $3.1 million during the first quarter of 2000 can be attributed primarily to the purchase of patents. As of March 31, 2000, we had no material commitments for capital expenditures and a total commitment of $1.2 million related to our March 2000 acquisition of intellectual property. We paid this commitment during April and May 2000. Net cash provided from financing activities during the first quarter of 2000 of $13.2 million resulted from the issuance of 1,346,030 shares of common stock in private placements to five investors for gross proceeds of $13.3 million (including $10.0 million from TLC).

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

         We only recently received the Food & Drug Administration approval necessary for the commercial marketing and sale of our LaserScan LSX excimer laser system in the U.S. and commercial shipments to customers in the U.S. began in March 2000. Our previous experience marketing and selling our LaserScan LSX excimer laser system in the U.S. had been limited to cost-recovery sales to refractive surgeons participating in our FDA clinical trials.

         The required level of per procedure fees payable to us by refractive surgeons may not be accepted by the marketplace or may exceed those charged by our competitors. While we believe that gaining access to our recently-approved scanning narrow beam laser technology justifies the required per procedure fee levels, we cannot assure you that this business model will be accepted by a large number of refractive surgeons. If our competitors reduce or do not charge per procedure fees to users of their systems, we could be forced to reduce or eliminate the fees charged under this business model, which could significantly reduce our revenues. For example, Nidek Co., Ltd., one of our competitors, has publicly stated that it does not intend to charge per procedure fees to users of its laser systems in the U.S. and internationally.

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

         Keratomes   are  surgical   devices  used  to  create  a  corneal  flap
immediately prior to LASIK laser vision correction procedures. We began to roll out our MicroShape(TM) family of keratome products only recently with the commercial launch of our UltraEdge keratome blades in July 1999 and of our UniShaper single-use keratomes and control consoles in December 1999. We anticipate the commercial launch of our UltraShaper durable keratomes during the second quarter of 2000. We cannot assure you that there will not be unanticipated delays in the launch of our UltraShaper durable keratome. Our UniShaper single-use keratome is the first disposable keratome product to be commercially marketed, and we cannot assure you that refractive surgeons, including in particular refractive surgeons who perform a large volume of LASIK procedures, will accept our UniShaper product as either a replacement for or a supplement to the durable keratomes traditionally used to create corneal flaps. Our UltraShaper durable keratome incorporates the features found in the Automated Corneal Shaper keratome previously marketed by Bausch & Lomb with new enhancements and features. However, Bausch & Lomb has not aggressively marketed or serviced the ACS since 1997 when we licensed the rights to commercially market keratomes based on the same technology, and has successfully transitioned a large number of refractive surgeons from the ACS to its Hansatome durable keratome product. We believe that many refractive surgeons learned to perform the LASIK procedure using the ACS and prefer the surgical technique required by the ACS, which is also used to operate our UltraShaper durable keratome, to that required to operate the Hansatome keratome product. However, we cannot assure you that we will be successful in achieving broad market acceptance of our UltraShaper durable keratome or our other keratome products.

         Successful implementation of our keratome product sales strategy is significantly dependent upon our marketing and distribution alliance with Becton Dickinson. Pursuant to our October 1999 agreement, Becton Dickinson is, subject to limited exceptions, the exclusive distributor of our keratomes and keratome related products in the U.S., the U.K., Ireland and Japan, and has a non-exclusive right to distribute kits including keratome products in other countries. While our agreement with Becton Dickinson has a five-year term, it is subject to early termination in certain circumstances, including the failure of Becton Dickinson to achieve minimum sales levels. If we cannot successfully market and sell our keratome products or if our marketing and distribution alliance with Becton Dickinson fails to benefit us as expected, we may not be able to execute our business plan, which would have a material adverse effect on our business, financial condition and results of operations. See also "--Company and Business Risks -- Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products."

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

         We received the FDA approval necessary for the commercial sale of our LaserScan LSX excimer laser system in the U.S. in November 1999, and commercial shipments to customers in the U.S. began in March 2000. Our direct competitors include large corporations such as Visx and Summit, each of whom received FDA approval of excimer laser systems more than three years ago and has substantial experience manufacturing, marketing and servicing laser systems in the U.S. In addition to Visx, Summit, and Nidek, Bausch & Lomb recently received FDA approval for their laser system.

         In the U.S., a manufacturer of excimer laser vision correction systems gains a competitive advantage by having its systems approved by the FDA for a wider range of treatments. Initial FDA approvals of excimer laser vision correction systems historically have been limited to PRK treatment of low to moderate nearsightedness, with additional approvals for other and broader treatments granted only as a result of subsequent FDA applications and clinical trials. Our LaserScan LSX is currently approved only for the PRK treatment of low to moderate nearsightedness (up to -6.0 diopters) without astigmatism using a pulse repetition rate of 100 Hz, and its use for the treatment of higher levels of nearsightedness (up to -10.0 diopters) is allowed only if the refractive surgeon deems it to be reasonable. Currently, excimer laser vision correction systems manufactured by Visx, Summit and Nidek have been approved for higher levels of nearsightedness than the LaserScan LSX and are also approved for the treatment of nearsightedness with astigmatism for which the LaserScan LSX currently does not have approval. The Visx and Summit excimer laser systems are also approved for the treatment of moderate farsightedness. In March 2000, the FDA Ophthalmic Advisory Panel recommended approval for Summit's Ladarvision system for farsightedness of up to +6.0 diopters and an astigmatism range of up to -6.0 diopters. Although we have submitted applications to the FDA for approval for the treatment of nearsightedness with astigmatism and to permit our laser systems sold to customers in the U.S. to operate at a 200 Hz pulse rate, if the FDA does not approve our pending and expected applications in a timely manner or at all, our ability to compete effectively in the U.S. may be severely impaired.

         Summit's Apex Plus and Ladarvision Excimer Laser Workstations, Visx's Star S2 Excimer Laser System and Nidek's EC-5000 Excimer Laser System have received FDA approval for the LASIK treatment of myopia (nearsightedness) with or without astigmatism. The approvals for most of the systems are for the correction of myopia in the range of 0 diopters to -14.0 diopters and myopia with astigmatism generally in the range of -0.5 diopters to -5.0 diopters. Bausch & Lomb's Technolas 217 excimer laser also recently received FDA approval for the treatment of myopia up to -7.0 diopters with up to -3.0 diopters of astigmatism. These laser systems are currently the only laser systems commercially available in the U.S. with FDA approval for use in LASIK. Laser systems manufactured by other companies approved by FDA for PRK, including Bausch & Lomb and LaserSight, are routinely used off-label to perform
LASIK. A physician may decide, as part of the practice of medicine, to use a medical device outside of its FDA-approved indications for an unapproved or "off-label" use. Prior to these laser approvals, all LASIK procedures performed in the U.S. with commercially available lasers were performed as the practice of medicine. Competitors' receipt of LASIK-specific FDA regulatory approval could be a significant competitive advantage which could impede our ability to successfully introduce our LaserScan LSX system in the U.S. or discourage physicians from using our or other manufacturers' lasers off-label. Our failure to successfully effect our product introduction in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

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

Company and Business Risks

         WE ARE SUBJECT TO RISKS AND UNCERTAINTIES RELATING TO OUR PATENT LITIGATION WITH VISX.

         Visx Incorporated commenced a lawsuit in November 1999 in the United States District Court, District of Delaware, against the Company alleging that our LaserScan LSX laser system infringes one of Visx's U.S. patents for equipment used in ophthalmic surgery. The LaserScan LSX is the only laser system we are currently marketing and is the only laser system manufactured by us which is approved for sale to U.S. customers. The suit requests, among other things, injunctive relief, treble damages and attorneys' fees and expenses. Management does not believe that our LaserScan LSX laser system infringes the asserted Visx patent. However, we had agreed to a stay of such litigation to pursue license negotiations with Visx in an effort to help facilitate commercialization of the LaserScan LSX in the U.S. market. We withdrew from license negotiations with Visx in February 2000, and after the stay of the litigation was lifted, we filed suit against Visx, claiming non-infringement and invalidity of the Visx patent and asserting that Visx infringes our TLC Patent. We also began to sell and ship our LaserScan LSX laser systems in the U.S. during March 2000.

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

         We intend to manufacture our LaserScan LSX laser systems for sale in the U.S. at our manufacturing facility in Winter Park, Florida, and to continue to manufacture our laser systems for sale in international markets at our manufacturing facility in Costa Rica. Our U.S. personnel have limited experience manufacturing laser systems. We cannot, therefore, assure you that we will not encounter difficulties in scaling up production of our laser systems at our Florida facility, including problems involving production delays, quality control or assurance, component supply and lack of qualified personnel. In addition, we intend to move our U.S. manufacturing operations to another location leased by us in Winter Park, Florida, which could result in unanticipated problems and production delays. Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to extensive regulation by the FDA, including recordkeeping requirements and reporting of adverse experience with the use of the product. Our manufacturing facilities are subject to periodic inspection by the FDA, certain state agencies and international regulatory agencies. We require that our key suppliers comply with recognized standards as well as our own quality standards, and we regularly test the components and sub-assemblies supplied to us. Any failure by us or our suppliers to comply with applicable regulatory requirements, including the FDA's quality systems/good manufacturing practice (QSR/GMP) regulations, could cause production and distribution of our products to be delayed or prohibited, either of which could have a material adverse effect on our business, financial condition and results of operations.

         REQUIRED MINIMUM PAYMENTS UNDER OUR KERATOME LICENSE AGREEMENT MAY EXCEED OUR GROSS PROFITS FROM SALES OF OUR KERATOME PRODUCTS.

         In addition to the risk that the UniShaper single-use keratome or UltraShaper durable keratome will not be accepted in the marketplace, we are required to make certain minimum payments to the licensor under our keratome limited exclusive license agreement, unless the January 2000 amendment, as described below, is triggered by May 31, 2000. Under the original agreement, we are required to provide an excimer laser system and pay a total of $300,000 to the licensor in two equal installments due six and 12 months after the date of our receipt of the production molds for the UniShaper product. We provided the laser system to the licensor during the quarter ended June 30, 1998, and we received the molds in October 1999. We shipped the first UniShaper single-use keratome in December 1999. In addition, beginning seven months after the first commercial shipment, we will be required to make royalty payments equal to 50% of our defined gross profits from the sale of our UniShaper and UltraShaper keratomes, with a minimum royalty of $400,000 per calendar quarter for a period of eight quarters. As a result of our obligations under this license arrangement, the minimum royalty payments we are required to make to the licensor may exceed our gross profits from sales of our UniShaper and UltraShaper keratome products. On January 18, 2000, the Company entered into a first amendment to a license and royalty agreement related to certain keratome related products. Under the terms of the amendment 555,552 shares of Common Stock were placed in escrow and are included in common shares issued and outstanding on that date. If we raise equity capital totaling $15 million from January 18, 2000 to May 31, 2000, or we otherwise elect in our sole discretion to proceed with the amendment, the shares will be released from escrow and we will be obligated to pay $7.6 million in cash within the next six months. Otherwise, the shares will be returned to the Company. To date, we have raised equity capital totaling $13.25 million. In addition, the Company paid the licensors $200,000 upon execution of the amendment and $200,000 on April 1, 2000. The amendment eliminates the restriction on the Company manufacturing, marketing and selling other keratomes, but the sale of such other keratomes is included in the gross profit to be shared with the licensors. The licensor's share of the gross profit, as defined in the agreement, will be 50% if the amendment is not triggered or 10% if the amendment is triggered. The Company agreed to pay the costs of the UniShaper final production molds.

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

         We are aware that certain competitors are developing products that may potentially infringe patents owned or licensed exclusively by us. In order to protect our rights in these patents, we may find it necessary to assert and pursue infringement claims against such third parties. We could incur substantial costs and diversion of management resources litigating such infringement claims and we cannot assure you that we will be successful in resolving such claims or that the resolution of any such dispute will be on terms that are favorable to us. See "--We are subject to risks and uncertainties relating to our patent litigation with Visx."

         PATENT INFRINGEMENT ALLEGATIONS MAY IMPAIR OUR ABILITY TO MANUFACTURE AND MARKET OUR PRODUCTS.

         There are a number of U.S. and foreign patents covering methods and apparatus for performing corneal surgery that we do not own or have the right to use. If we were found to infringe a patent in a particular market, we and our customers may be enjoined from manufacturing, marketing, selling and using the infringing product in the market and may be liable for damages for any past infringement of such rights. In order to continue using such rights, we would be required to obtain a license, which may require us to make royalty, per procedure or other fee payments. We cannot be certain if we or our customers will be successful in securing licenses, or that if we obtain licenses, such licenses will be available on acceptable terms. Alternatively, we might be required to redesign the infringing aspects of these products. Any redesign efforts that we undertake could be expensive and might require regulatory review. Furthermore, the redesign efforts could delay the reintroduction of these products into certain markets, or may be so significant as to be impractical. If redesign efforts were impractical, we could be prevented from manufacturing and selling the infringing products, which would have a material adverse effect on our business, financial condition and results of operations.

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

         While we do not believe our laser systems or keratome products infringe any valid and enforceable patents held by Visx, Summit or any other person, Visx has asserted that we infringe their intellectual property, and we cannot assure you that one or more of our other competitors or other persons will not assert that our products infringe their intellectual property, or that we will not in the future be deemed to infringe one or more patents owned by them or some other party. We could incur substantial costs and diversion of management resources defending any infringement claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to market one or more of our products. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products will be available on commercially reasonable terms, or at all. See "--We are subject to risks and uncertainties relating to our patent litigation with Visx."

         WE ARE  SUBJECT  TO CERTAIN  RISKS  ASSOCIATED  WITH OUR  INTERNATIONAL
SALES.

         Our international sales accounted for 65% and 72% of our total revenues during the three months and year ended March 31, 2000 and December 31, 1999, respectively. In the future, we expect that sales to international accounts will represent a lower percentage of our total sales as a result of our recent regulatory approval to market our LaserScan LSX laser system in the U.S., the anticipated commercial launch of our UltraShaper durable keratome in the second quarter of 2000, and the recent commercial launch of our UltraEdge keratome blades and our UniShaper single-use keratome. The majority of our international revenues for the three months ended March 31, 2000 were from customers in Korea, Italy, and Mexico, and for the year ended December 31, 1999 were from customers in Canada, Mexico, Spain, Italy, Belgium and France.

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

         OUR  SUPPLY  OF  CERTAIN   CRITICAL   COMPONENTS  AND  SYSTEMS  MAY  BE
INTERRUPTED BECAUSE OF OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS.

         We currently purchase certain components used in the production, operation and maintenance of our laser systems and keratome products from a limited number of suppliers and certain key components are provided by a single vendor. For example, all of our keratome blades are manufactured exclusively by Becton Dickinson pursuant to our agreement with them, and all of our UniShaper single-use keratome products are manufactured exclusively by Frantz Medical Development Ltd. pursuant to our agreement with them. We do not have written long-term contracts with providers of some key laser system components, including TUI Lasertechnik und Laserintegration GmbH, which currently is a single source supplier for the laser heads used in our LaserScan LSX excimer laser system. Currently, SensoMotoric Instruments GmbH, Teltow, Germany, is a single source supplier for the eye tracker boards used in the LaserScan LSX. Any interruption in the supply of critical laser or keratome components could have a material adverse effect on our business, financial condition and results of operations. If any of our key suppliers ceases providing us with products of acceptable quality and quantity at a competitive price in a timely fashion, we would have to locate and contract with a substitute supplier and, in some cases, such substitute supplier would need to be qualified by the FDA. If substitute suppliers cannot be located and qualified in a timely manner or could not provide required products on commercially reasonable terms, it would have a material adverse effect on our business, financial condition and results of operations.

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

Financial and Liquidity Risks

         WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND OPERATING CASH FLOW DEFICITS AND WE EXPECT THAT OPERATING CASH FLOW DEFICITS WILL CONTINUE THROUGH AT LEAST THE SECOND QUARTER OF 2000.

         We experienced significant net losses and deficits in cash flow from operations for the years ended December 31, 1999 and 1998 and the three months ended March 31, 2000, as set forth in the following table. We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future.


                                            Year Ended December 31,               Three Months Ended
                                            -----------------------               ------------------
                                          1998                     1999             March 31, 2000
                                          ----                     ----             --------------
Net Loss...................          $ 11.9 million           $ 14.4 million         $2.8 million
Deficit in Cash Flow from
   Operations..............          $ 14.3 million           $ 11.7 million         $4.5 million


         As of March 31, 2000, we had an accumulated deficit of $40.9 million.

         IF OUR UNCOLLECTIBLE RECEIVABLES EXCEED OUR RESERVES WE WILL INCUR ADDITIONAL UNANTICIPATED EXPENSES, AND WE MAY EXPERIENCE DIFFICULTY COLLECTING RESTRUCTURED RECEIVABLES WITH EXTENDED PAYMENT TERMS.

         Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $4.4 million at March 31, 2000, will be sufficient to cover the amount of our actual write-offs over time. At March 31, 2000, our net trade accounts and notes receivable totaled approximately $16.7 million, and accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, totaled approximately $2.3 million. Actual write-offs that exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customer's ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers.

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

         At March 31, 2000, we had extended the original payment terms of laser customer accounts totaling approximately $1.4 million by periods ranging from 12 to 60 months. Such restructured receivables represent approximately 6% of our gross receivables as of that date. Our liquidity and operating cash flow would be adversely affected if additional extensions become necessary in the future. In addition, it would be more difficult to collect laser system receivables if the payment schedule extends beyond the expected or actual economic life of the system, which we estimate to be approximately five to seven years. To date, we do not believe any payment schedule extends beyond the economic life of the applicable laser system.

         WE COULD REQUIRE ADDITIONAL FINANCING WHICH MIGHT NOT BE AVAILABLE IF WE NEED IT.

         During the three months ended March 31, 2000 and the year ended December 31, 1999, we experienced deficits in cash flow from operations of $4.5 million and $11.7 million, respectively. We believe that the proceeds from our January 2000 private placement of common stock, together with our existing balances of cash and cash equivalents and our cash flows from operations, should be sufficient to fund our anticipated working capital requirements for the next

12 months in accordance with our current business plan. Our belief regarding future working capital requirements is based on various factors and assumptions including the commercial acceptance of our LaserScan LSX excimer laser system, our UltraEdge keratome blades and our UniShaper single-use keratomes, the successful validity testing and subsequent commercial acceptance of our UltraShaper durable keratome, the anticipated timely collection of receivables, and the absence of unanticipated product development and marketing costs. These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. If we do not collect a material portion of current receivables in a timely manner, or experience less market demand for our products than we anticipate, our liquidity could be materially and adversely affected.

         We cannot be certain that we will not seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. Other than the $2.5 million credit facility signed in June 1999 with Huntington, which expires in June 2000, we currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available in the future to the extent required or that, if available, it will be on commercially acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the terms of the new securities could have rights, preferences and privileges senior to those of our common stock. If we raise additional funds through debt financing, the terms of the debt could require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest and may render us more vulnerable to competitive pressures and economic downturns.

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

         As a result of these fluctuations, we believe that period-to-period comparisons of our operating results cannot be relied upon as indicators of future performance. In some quarters our operating results may fall below the expectations of securities analysts and investors due to any of the factors described above or other uncertainties.

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

         THE SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND DILUTIVE STOCK ISSUANCES MAY ADVERSELY AFFECT OUR STOCK PRICE.

         Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. Substantially all of our 20,303,663 shares of common stock outstanding at May 12, 2000 were freely tradable without restriction or further registration under the Securities Act of 1933, except to the extent such shares are held by "affiliates" as that term is defined in Rule 144 under the Securities Act or subject only to the satisfaction of a prospectus delivery requirement.

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

         Certain provisions of our certificate of incorporation, by-laws, stockholder rights plan and Delaware law could delay or frustrate the removal of incumbent directors, discourage potential acquisition proposals and delay, defer or prevent a change in control of us, even if such events could be beneficial, in the short term, to the economic interests of our stockholders. For example, our certificate of incorporation allows us to issue preferred stock with rights senior to those of the common stock without stockholder action, and our by-laws require advance notice of director nominations or other proposals by stockholders. We also are subject to provisions of Delaware corporation law that prohibit a publicly-held Delaware corporation from engaging in a broad range of business combinations with a person who, together with affiliates and associates, owns 15% or more of the corporation's common stock (an interested stockholder) for three years after the person became an interested stockholder, unless the business combination is approved in a prescribed manner. We also have adopted a stockholder rights agreement, or "poison pill," and declared a dividend distribution of one preferred share purchase right for each share of common stock. The rights would cause substantial dilution to a person or group that attempts to acquire 15% or more of our common stock on terms not approved by our board of directors.

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

         AMORTIZATION AND CHARGES RELATING TO OUR SIGNIFICANT INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR STOCK PRICE AND REPORTED NET INCOME OR LOSS.

         Of our total assets at March 31, 2000, approximately $17.4 million, or 27%, were goodwill or other intangible assets. Any reduction in net income or increase in net loss resulting from the amortization of goodwill and other intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

         In accordance with SFAS 121, we review intangible assets for impairment whenever events or changes in circumstances, including a history of operating or cash flow losses, indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized. We continue to assess the current results and future prospects of MRF, Inc., d/b/a The Farris Group (TFG), our subsidiary which provides health care and vision care consulting services, in view of the substantial reduction in the subsidiary's operating results in 1997. Though TFG's operating results improved in 1998 when compared to 1997, operating losses similar to those incurred during the first half of 1998 continued during 1999. In 1999, two senior consultants joined who are expected to develop new business and help lead TFG towards financial improvement during 2000. The first quarter of 2000 reflected financial improvement over 1999. If TFG is unsuccessful in continuing to improve its financial performance, some or all of the carrying amount of goodwill recorded, $3.4 million at March 31, 2000, may be subject to an impairment adjustment.

OTHER RISKS

         The risks described above are not the only risks facing LaserSight. There may be additional risks and uncertainties not presently known to us or that we have deemed immaterial which could also negatively impact our business operations. If any of the foregoing risks actually occur, it could have a material adverse effect on our business, financial condition and results of operations. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe that our exposure to market risk for changes in interest and currency rates is not significant. Our investments are limited to highly liquid instruments generally with maturities of three months or less. At March 31, 2000, we had approximately $16.1 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         Certain legal proceedings against LaserSight are described in Item 3 (Legal Proceedings) of LaserSight's Form 10-K for the year ended December 31, 1999.

ITEM 2   CHANGES IN SECURITIES

         a)   Not applicable.

         b) In connection with the January 2000 private placements of Common Stock described below, LaserSight amended its Stockholder Rights Agreement to provide, among other things, that no person shall become an Acquiring Person (as defined in the Rights Agreement) as the result of an acquisition of LaserSight securities in such private placement. Reference is made to the Form 8-K filed with the SEC on February 8, 2000, for more detailed information regarding the Amendment to the Rights Agreement.

         c) During the first quarter ended March 31, 2000, the Company sold the following unregistered securities:

              1) In January 2000, LaserSight issued 555,552 shares of Common Stock to Luis A. Ruiz, M.D. and Sergio Lenchig as consideration for an amendment to a license agreement. The shares will be returned to LaserSight if the amendment is not triggered by May 31, 2000. Reference is made to the First amendment to License and Royalty Agreement dated as of January 18, 2000 filed as an exhibit to Form 10-K for the year ended December 31, 1999, for more detailed information regarding this amendment.

              2) In January and February 2000, LaserSight closed transactions for the sale of 1,346,030 shares of Common Stock to a total of five investors, including TLC, in exchange for the Company receiving $13.25 million in cash. Reference is made to the Securities Purchase Agreements filed as exhibits to LaserSight's Form 8-K filed with the SEC on February 8, 2000, and Form 10-K for the year ended December 31, 1999, for more detailed information regarding these private placements.

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

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                                INDEX TO EXHIBITS

Exhibit
Number                                      Description
------                                      -----------

2.1      See Exhibits 10.1, 10.2, 10.6, 10.7, 10.16, 10.22, 10.25, 10.26, 10.30
         and 10.31 and 10.56.

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

4.1      See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 10.19, 10.23, 10.28, 10.29,
         10.36, 10.37, 10.38, 10.39, 10.46, 10.48, 10.49, 10.50, 10.51, 10.52,
         10.53, 10.54 and 10.55.

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

10.43    Employment Agreement, by and between LaserSight Technologies, Inc. and
         J. Richard Crowley, dated as of July 3, 1997 filed as Exhibit 10.43 to the Company's Form 10-Q filed on November 15, 1999*).

10.44 Employment Agreement, by and between LaserSight Incorporated and Michael P. Dayton, dated November 10, 1998 (filed as Exhibit 10.44 to the Company's Form 10-Q filed on November 15, 1999*).

10.45 Relocation Agreement, by and between LaserSight Incorporated and Gregory L. Wilson, dated October 13, 1999 (filed as Exhibit 10.45 to the Company's Form 10-Q filed on November 15, 1999*).

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

10.50 Securities Purchase Agreement by and between LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd.dated January 31, 2000 (filed as Exhibit 99.4 to the Company's Form 8-K filed on February 8, 2000*).

10.51 Registration Rights Agreement dated January 31, 2000 by and between LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. (filed as Exhibit 99.5 to the Company's Form 8-K filed on February 8, 2000*).

10.52 First Amendment to License and Royalty Agreement dated as of January 18, 2000 by and between LaserSight Technologies, Inc., Luis A. Ruiz, M.D. and Sergio Lenchig (filed as Exhibit 10.52 to the Company's Form 10-K filed on March 30, 2000*).

10.53 Registration Rights Agreement dated as of January 18, 2000 by and between LaserSight Incorporated, Luis A. Ruiz, M.D. and Sergio Lenchig (filed as Exhibit 10.53 to the Company's Form 10-K filed on March 30, 2000*).

10.54 Securities Purchase Agreement by and between LaserSight Incorporated, Engmann Options, Inc. and MDNH Partners, L.P. dated February 18, 2000. The Company undertakes to provide to the Commission upon its request the schedules omitted from this exhibit (filed as Exhibit 10.54 to the Company's Form 10-K filed on March 30, 2000*).

10.55 Registration Rights Agreement dated February 18, 2000 by and between LaserSight Incorporated, Engmann Options, Inc. and MDNH Partners, L.P (filed as Exhibit 10.55 to the Company's Form 10-K filed on
         March 30, 2000*).

10.56 Technology Purchase Agreement dated as of March 8, 2000 by and between LaserSight Technologies, Inc., Premier Laser Systems, Inc. and Eyesys-Premier, Inc. The Company undertakes to provide to the Commission upon its request the schedules omitted from this exhibit (filed as Exhibit 10.56 to the Company's Form 10-K filed on March 30, 2000*).

10.57 Employment Agreement, by and between LaserSight Technologies, Inc and Donald M. Litscher dated February 23, 2000.

10.58    Employment Agreement, by and between LaserSight Technologies, Inc. and
         L. Stephen Dalton dated March 6, 2000.

11       Statement of Computation of Loss Per Share

15 Copy of letter from independent accountants' regarding unaudited interim financial information

27       Financial Data Schedule

         b)   Reports on Form 8-K

         On February 8, 2000, we filed a Current Report on Form 8-K including a press release describing our private placement on January 31, 2000, and an update of patent - related litigation.


---------------------------
*Incorporated herein by reference.  File No. 0-19671.

**Confidential treatment has been granted for portions of this document. The redacted material has been filed separately with the commission.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               LaserSight Incorporated



Dated: May 12, 2000                            By:    /s/ Michael R. Farris
                                                     ---------------------------
                                                      Michael R. Farris,
                                                      Chief Executive Officer




Dated: May 12, 2000                            By:    /s/ Gregory L. Wilson
                                                     --------------------------
                                                      Gregory L. Wilson,
                                                      Chief Financial Officer