Form 10-Q
period 2000-06-30
LASERSIGHT INC /DE
filed 2000-08-14
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
[X] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the quarterly period ended June 30, 2000.

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

Yes    X      No
    -----


         The Number of shares of the registrant's Common Stock outstanding as of August 11, 2000 is 21,260,792.

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



PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999

                  Condensed Consolidated Statements of Operations for the Three Month Periods and Six Months Periods Ended June 30, 2000 and 1999

                  Condensed Consolidated Statements of Cash Flows for the Three Month Periods and Six Months Periods Ended June 30, 2000 and 1999

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

        Item 3.   Defaults Upon Senior Securities

        Item 4.   Submission of  Matters to a Vote of Security Holders

        Item 5.   Other Information

        Item 6.   Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                             June 30,         December 31,
                                   ASSETS                                                      2000               1999
                                                                                           ------------       ------------
Current assets:                                                                             (Unaudited)
  Cash and cash equivalents                                                                $  9,742,179         11,247,801
  Accounts receivable - trade, net                                                           13,060,484          6,400,980
  Notes receivable - current portion, net                                                     4,476,162          4,110,428
  Inventories                                                                                 9,629,921          8,409,823
  Deferred tax assets                                                                            68,208             68,208
  Other current assets                                                                          399,193            394,543
                                                                                           ------------       ------------
                                                        Total Current Assets                 37,376,147         30,631,783

Notes receivable, less current portion, net                                                   2,975,861          2,721,229
Property and equipment, net                                                                   2,236,560          1,934,618
Patents, net                                                                                  7,620,757          3,886,448
Pre-market approval application, net                                                          2,299,858          2,754,394
Goodwill, net                                                                                 5,765,921          6,028,235
Other assets, net                                                                             2,442,921          1,422,226
                                                                                           ------------       ------------
                                                                                           $ 60,718,025         49,378,933
                                                                                           ============       ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                         $  3,482,157          2,694,494
  Accrued expenses                                                                            5,336,830          3,757,458
  Accrued commissions                                                                         2,075,052          1,511,653
  Deferred revenue                                                                            1,340,472          1,020,044
                                                                                           ------------       ------------
                                                   Total Current Liabilities                 12,234,511          8,983,649

Accrued expenses, less current portion                                                          360,628            615,942
Deferred royalty revenue, less current portion                                                       --             33,333
Deferred income taxes                                                                            68,208             68,208
Long-term obligations                                                                           104,930            100,130
Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, authorized 10,000,000 shares; par value $.001 per share
    Series C - 2,000,000 issued and outstanding at June 30, 2000 and
     December 31, 1999                                                                            2,000              2,000
    Series D - zero and 2,000,000 issued and outstanding at June 30, 2000
     and December 31, 1999, respectively                                                             --              2,000
Common stock - par value $.001 per share; authorized 100,000,000 shares;
   21,393,311 and 18,040,313 shares issued at June 30, 2000 and December
   31, 1999, respectively                                                                        21,393             18,040
Additional paid-in capital                                                                   95,591,348         82,346,811
Issued shares held in escrow                                                                 (2,936,250)        (2,936,250)
Stock subscription receivable                                                                (1,140,000)        (1,140,000)
Accumulated deficit                                                                         (43,046,096)       (38,172,283)
Less treasury stock, at cost;  145,200 common shares at June 30, 2000
    and December 31, 1999                                                                      (542,647)          (542,647)
                                                                                           ------------       ------------
                                                                                             47,949,748         39,577,671
                                                                                           ------------       ------------
                                                                                           $ 60,718,025         49,378,933
                                                                                           ============       ============

      See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended                       Six Months Ended
                                                                 June 30,                                June 30,
                                                     ------------------------------        -------------------------------
                                                         2000               1999                2000               1999
                                                     ------------      ------------        ------------       ------------
Revenues:
    Products                                        $  10,653,445         4,834,635          18,485,923          9,235,850
    Royalties                                             589,502           330,000           1,258,681            710,000
    Services                                              218,100            96,922             411,445            204,005
                                                    -------------      ------------        ------------       ------------
                                                       11,461,047         5,261,557          20,156,049         10,149,855

Cost of revenue:
    Product cost                                        4,152,907         2,294,609           7,561,431          4,326,987
    Cost of services                                      118,844            42,646             203,916             89,763
                                                    -------------      ------------        ------------       ------------

Gross profit                                            7,189,296         2,924,302          12,390,702          5,733,105

Research, development and regulatory
  expenses                                              1,309,514           708,979           2,250,230          1,490,170

Other general and administrative expenses               5,553,094         4,132,062          10,581,129          7,798,283
Selling related expenses                                1,988,049         1,090,086           3,606,126          2,193,521
Amortization of intangibles                               682,697           634,071           1,318,162          1,268,142
                                                    -------------      ------------        ------------       ------------
                                                        8,223,840         5,856,219          15,505,417         11,259,946
                                                    -------------      ------------        ------------       ------------

Loss from operations                                   (2,344,058)       (3,640,896)         (5,364,945)        (7,017,011)

Other income and expenses
  Interest and dividend income                            237,951           192,649             502,286            294,170
  Interest expense                                         (8,754)           (2,415)            (11,154)           (48,185)
                                                    -------------      ------------        ------------       ------------
Net loss before income taxes                           (2,114,861)       (3,450,662)         (4,873,813)        (6,771,026)

Income tax expense                                             --                --                  --                 --
                                                    -------------      ------------        ------------       ------------

Net loss                                            $  (2,114,861)       (3,450,662)         (4,873,813)        (6,771,026)
                                                    =============      ============        ============       ============
Loss per common share
  Basic and diluted:                                $       (0.10)            (0.21)              (0.25)             (0.46)
                                                    =============      ============        ============       ============
Weighted average number of shares
  outstanding
  Basic and diluted:                                   20,340,000        16,155,000          19,787,000         14,794,000
                                                    =============      ============        ============       ============


   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                                       2000            1999
                                                                                       ----            ----
Cash flow from operating activities
  Net loss                                                                        $ (4,873,813)      (6,771,026)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                      1,812,697        1,625,341
  Warrants issued in conjunction with consulting agreement                                  --           68,793
  Changes in assets and liabilities:
    Accounts and notes receivable                                                   (7,279,870)        (366,138)
    Inventories                                                                     (1,220,098)          62,827
    Accounts payable                                                                   787,663         (527,282)
    Accrued expenses                                                                 1,887,457          127,460
    Deferred revenue                                                                   287,095          (81,385)
    Other                                                                             (842,934)        (347,214)
                                                                                  ------------     ------------
Net cash used in operating activities                                               (9,441,803)      (6,208,624)

Cash flows from investing activities
  Purchases of property and equipment, net                                            (796,044)        (345,603)
  Acquisition of intangible assets                                                  (4,513,665)              --
                                                                                  ------------     ------------
Net cash used in investing activities                                               (5,309,709)        (345,603)

Cash flows from financing activities
  Proceeds from common stock financing                                              13,202,452        8,850,000
  Proceeds from exercise of stock options and warrants                                  43,438        7,950,056
  Repayment of capital lease obligation                                                     --          (19,659)
                                                                                  ------------     ------------
Net cash provided by financing activities                                           13,245,890       16,780,397
                                                                                  ------------     ------------

Increase (decrease) in cash and cash equivalents                                    (1,505,622)      10,226,170

Cash and cash equivalents, beginning of period                                      11,247,801        4,437,718
                                                                                  ------------     ------------

Cash and cash equivalents, end of period                                          $  9,742,179       14,663,888
                                                                                  ============     ============


   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 Six Month Periods Ended June 30, 2000 and 1999

NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (LaserSight) as of June 30, 2000, and for the three and six month periods ended
         June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year. The report of KPMG LLP, independent auditors, commenting upon their review accompanies the condensed consolidated financial statements included in
         Item 1 of Part I.

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

NOTE 3   INVENTORIES

         Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates costs determined on the first-in first-out basis. The components of inventories at June 30, 2000 and December 31, 1999 are summarized as follows:

                                             June 30, 2000   December 31, 1999
                                             -------------   -----------------

         Raw materials                         $ 6,735,342           6,381,980
         Work-in-process                           343,218             630,342
         Finished goods                          2,071,575             958,387
         Test equipment - clinical trials          479,786             439,114
                                               -----------         -----------
                                               $ 9,629,921           8,409,823
                                               ===========         ===========

NOTE 4   SEGMENT INFORMATION

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

         The table below summarizes information about reported segments as of and for the three months ended June 30:

                                                                          Depreciation
                                Operating      Operating                       and         Capital
                                 Revenues    Profit (Loss)     Assets     Amortization   Expenditures
                                 --------    ------------      ------      ------------  ------------
2000
----
Operating  segments:
     Refractive products       $ 10,653,445    (2,046,698)   41,580,197       663,632       564,601
     Patent services                589,502       460,172     3,342,326       129,330            --
     Health care services           218,100       (86,491)    3,516,826        71,679            --
     General corporate                   --      (601,853)    9,869,146         1,306            --
     Developmental stage
     company -
     LaserSight Centers                  --       (69,188)    2,409,530        69,174            --
                               ------------  ------------  ------------  ------------  ------------
Consolidated total             $ 11,461,047    (2,344,058)   60,718,025       935,121       564,601
                               ============  ============  ============  ============  ============

1999
----
Operating  segments:
     Refractive products       $  4,834,635    (3,118,480)   28,636,111       529,361       202,557
     Patent services                330,000       200,670     3,600,144       129,330            --
     Health care services            96,922      (138,469)    3,795,721        70,731            --
     General corporate                   --      (515,443)   14,845,973         1,797         4,496
     Developmental stage
     company -
     LaserSight Centers                  --       (69,174)    2,905,255        69,174            --
                               ------------  ------------  ------------  ------------  ------------
   Consolidated total          $  5,261,557    (3,640,896)   53,783,204       800,393       207,053
                               ============  ============  ============  ============  ============



         The table below summarizes information about reported segments as of and for the six months ended June 30:

                                                                          Depreciation
                                Operating      Operating                     and           Capital
                                 Revenues    Profit (Loss)    Assets      Amortization   Expenditures
                                 --------    -------------    ------      ------------   ------------
2000
----
Operating segments:
     Refractive products       $ 18,485,923    (4,921,855)   41,580,197     1,267,167       792,301
     Patent services              1,258,681     1,000,021     3,342,326       258,660            --
     Health care services           411,445      (193,247)    3,516,826       143,358         3,743
     General corporate                   --    (1,111,502)    9,869,146         5,164            --
     Developmental stage
     company -
     LaserSight Centers                  --      (138,362)    2,409,530       138,348            --
                               ------------  ------------  ------------  ------------  ------------
Consolidated total             $ 20,156,049    (5,364,945)   60,718,025     1,812,697       796,044
                               ============  ============  ============  ============  ============

1999
----
Operating segments:
    Refractive products        $  9,235,850    (6,024,397)   28,636,111     1,083,277       341,107
    Patent services                 710,000       451,340     3,600,144       258,660            --
    Health care services            204,005      (268,238)    3,795,721       141,462            --
    General corporate                    --    (1,037,368)   14,845,973         3,594         4,496
    Developmental stage
    company -
    LaserSight Centers                   --      (138,348)    2,905,255       138,348            --
                               ------------  ------------  ------------  ------------  ------------
Consolidated total             $ 10,149,855    (7,017,011)   53,783,204     1,625,341       345,603
                               ============  ============  ============  ============  ============

NOTE 5   ACQUISITION

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

NOTE 6   LICENSE AGREEMENT

         On January 18, 2000, the Company entered into a first amendment to a keratome license and royalty agreement related to certain keratome related products originally entered into in September 1997. Under the terms of the amendment 555,552 shares of Common Stock issued to the licensors were placed in escrow and are included in common shares issued and outstanding on that date. If the Company raised equity capital totaling $15 million or more by May 31, 2000, or otherwise elected in its sole discretion to proceed with the amendment, the shares would have been released from escrow and the Company would have been obligated to pay $7.6 million in cash within the next six months. Otherwise, the shares would be returned to the Company. In addition, the Company paid the licensors $200,000 upon execution of the amendment and $200,000 on April 1, 2000. The amendment eliminated the restriction on the Company manufacturing, marketing and selling other keratomes, but the sale of such other keratomes is included in the gross profit to be shared with the licensors. The licensor's share of the gross profit, as defined in the agreement, would remain at 50% if the amendment was not triggered and would have been reduced to10% if the amendment was triggered. Through May 31, 2000, the Company raised equity capital totaling $13.25 million and the Company did not elect to proceed with the amendment. Effective on such date, the shares were returned to the Company and cancelled.

         In May 2000, the licensors offered to purchase $1.75 million of LaserSight Common Stock to enable the company to reach the target of $15 million of total equity capital raised. The Company did not accept such offer on grounds that it was an attempt to alter the terms of the amendment, and litigation between the Company and the licensors has commenced. See Part II, Item 1 - Legal Proceedings.

                       Independent Auditors' Review Report

The Board of Directors
LaserSight Incorporated:

We have reviewed the condensed consolidated balance sheet of LaserSight Incorporated and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

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

St. Louis, Missouri
July 22, 2000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LaserSight is principally engaged in the manufacture and supply of narrow beam scanning excimer laser systems, keratomes, keratome blades and other related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of over 300 laser systems, including approximately 130 of our LaserScan LSX(TM) laser systems. In March 2000, we began commercial shipments of our LaserScan LSX laser system to customers in the U.S.

New Accounting Pronouncement

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB No. 101 as required in the fourth quarter of 2000 and are evaluating the effect, if any, that SAB No. 101 may have on our financial statements.

Results of Operations

         The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                                                                     Percent Increase (Decrease)
                                              As a Percentage of Net Revenues                             Over Prior Periods
                                              -------------------------------                             ------------------
                                         Three Months                    Six Months              Three Months           Six Months
                                            Ended                           Ended                    Ended                Ended
                                           June 30,                        June 30,                 June 30,             June 30,
                                     2000            1999            2000             1999       2000 vs. 1999         2000 vs. 1999
                                     ----            ----            ----             ----       -------------         -------------
Statement of Operations Data:
Net Revenues:
 Refractive products............     93.0%           91.9%           91.7%           91.0%           120.4%               100.2%
 Patent service.................      5.1             6.3             6.2             7.0             78.6                 77.3
 Healthcare services............      1.9             1.8             2.1             2.0            125.0                101.7
                                    -----           -----           -----           -----
 Net Revenues...................    100.0           100.0           100.0           100.0            117.8                 98.6
Cost of Revenue.................     37.3            44.4            38.5            43.5             82.8                 75.8
                                    -----           -----           -----           -----
Gross Profit (1)................     62.7            55.6            61.5            56.5            145.8                116.1
Research, development and
   regulatory expenses (2)......     11.4            13.5            11.2            14.7             84.7                 51.0
Other general and administrative
   expenses.....................     48.5            78.5            52.5            76.8             34.4                 35.7
Selling-related expenses (3)....     17.3            20.7            17.9            21.6             82.3                 64.4
Amortization of intangibles.....      6.0            12.1             6.5            12.5              7.7                  3.9
                                    -----           -----           -----           -----
Loss from operations............    (20.5)          (69.2)          (26.6)          (69.1)           (35.6)               (23.5)
---------------

(1) As a percentage of net revenues, the gross profit for refractive products only for each of the three months ended June 30, 2000 and 1999, and the six months ended June 30, 2000 and 1999, were 61%, 53%, 59% and 53%, respectively.
(2) As a percentage of refractive product net sales, research, development and regulatory expenses for each of the three months ended June 30, 2000 and 1999, and the six months ended June 30, 2000 and 1999, were 12%, 15%, 12% and 16%, respectively.
(3) As a percentage of refractive product net sales, selling-related expenses for each of the three months ended June 30, 2000 and 1999, and the six months ended June 30, 2000 and 1999, were 19%, 23%, 20% and 24%, respectively.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Revenues. Net revenues for the six months ended June 30, 2000 increased by $10.0 million, or 99%, to $20.2 million from $10.2 million for the comparable period in 1999.

         During the six months ended June 30, 2000, refractive products revenues increased $9.3 million, or 100%, to $18.5 million from $9.2 million for the comparable period in 1999. This revenue increase was primarily the result of increased sales of the LaserScan LSX due to our ability to sell laser systems in the U.S., the higher price of the LaserScan LSX excimer laser system and the introduction of our blade and keratome related products. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance, and we are significantly dependent upon our marketing alliance with Becton Dickinson with respect to the sale of our keratome products." During the six months ended June 30, 2000, excimer laser system sales accounted for approximately $16.0 million in revenues compared to $8.2 million in revenues over the same period in 1999. During the six months ended June 30, 2000 and 1999, respectively, LaserScan LSX system sales accounted for 100% and 85%, respectively, of total excimer laser system sales. During the six months ended June 30, 2000, 49 laser systems were sold, including 23 in the U.S., compared to 33 laser system sales over the comparable period in 1999, of which five were sold in the U.S. for clinical trials. Of the 49 laser systems sold in the first half of 2000, two were discounted sales to existing customers compared to 33 laser systems sold that included seven discounted sales to existing customers during the comparable period in 1999.

         Net revenues from patent services for the six months ended June 30, 2000 increased approximately $0.5 million, or 77%, to $1.2 million from $0.7 million for the comparable period in 1999, due to increased licensing fees.

         Net revenues from health care services for the six months ended June 30, 2000 increased approximately $0.2 million, or 102%, to $0.4 million from $0.2 million for the comparable period in 1999. This increase primarily resulted from additional consulting services provided, partially attributable to the two senior level consultants added during the third quarter of 1999.

         Cost of Revenue; Gross Profits. For the six months ended June 30, 2000 and 1999, gross profit margins were 62% and 57%, respectively. The gross margin increase during the six months ended June 30, 2000 was primarily attributable to increased sales of the LaserScan LSX excimer laser system and higher patent and health care services revenues. These increased sales were partially offset by higher raw material costs relating to the LaserScan LSX excimer laser system and an increase in our inventory obsolescence reserve of $0.5 million.

         Research, Development and Regulatory Expense. Research, development and regulatory expenses for the six months ended June 30, 2000 increased $0.8 million, or 51%, to $2.3 million from $1.5 million for the comparable period in 1999. We continued to develop our keratome systems, excimer laser systems and continued to pursue protocols in our effort to attain and expand our FDA approvals for our refractive products. As a result of a continuation of these efforts plus the anticipated development of new technologies, we expect research and development expenses during the remainder of 2000 to increase over levels incurred during the first half of 2000. Regulatory expenses are expected to remain constant as a result of our continued pursuit of FDA approval, protocols added during 1999 related to the potential use of our laser systems for treatments utilizing the LASIK procedure, pre-market approval supplements added during 2000 and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA.

         Other   General  and   Administrative   Expenses.   Other  general  and
administrative expenses for the six months ended June 30, 2000 increased $2.8 million, or 36%, to $10.6 million from $7.8 million for the comparable period in 1999. This increase was due to an increase in expenses incurred at our refractive products subsidiary of approximately $2.7 million over the comparable period in 1999. These included enhancements to the customer support and training, quality assurance, marketing, software development, material control, manufacturing and engineering departments of $1.5 million, higher depreciation costs of $0.2 million, $0.6 million of legal fees related to patent issues and litigation and $0.3 million of bad debt expense, which represented a general increase in reserves. See "Risk Factors and Uncertainties--Financial and Liquidity Risks--If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses, and we may experience difficulty collecting restructured receivables with extended payment terms."

         Selling-Related Expenses. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the six months ended June 30, 2000 increased $1.4 million, or 64%, to $3.6 million from $2.2 million during the comparable period in 1999. This increase was primarily attributable to a $0.5 million increase in sales commissions resulting from increased laser system sales, an increase of $0.3 million in license fees primarily resulting from the introduction of our keratome products and an increase of $0.6 million of warranty expense primarily related to increased laser system sales.

         Amortization of Intangibles. During the six months ended June 30, 2000, costs relating to the amortization of intangible assets was $1.3 million, approximately the same as for the comparable period in 1999. Items directly related to the amortization of intangible assets are acquired technologies, patents, license agreements and goodwill.

         Loss From Operations. The operating loss for the six months ended June 30, 2000 was $5.4 million compared to the operating loss of $7.0 million for the same period in 1999. This decrease in the loss from operations was primarily due to the increase in sales of our LaserScan LSX excimer laser system and an improvement in the operating gain generated by our patent services subsidiary, partially offset by an increase in other general and administrative expenses related to our refractive products operations.

         Other Income and Expense. Interest and dividend income for the six months ended June 30, 2000 was $0.5 million, an increase of $0.2 million over the comparable period in 1999. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense for the three months ended June 30, 2000 and 1999 was not material.

         Income Taxes. For the six months ended June 30, 2000 and 1999, LaserSight had no income tax expense.

         Net Loss. Net loss for the six months ended June 30, 2000, was $4.9 million compared to a net loss of $6.8 million for the comparable period in 1999. The decrease in net loss for the six months ended June 30, 2000 can be attributed to the increase in sales of our LaserScan LSX excimer laser system and an improvement in the operating gain generated by our patent services subsidiary, partially offset by an increase in other general and administrative expenses related to our refractive products operations.

         Loss Per Share. The loss per basic and diluted share was $0.25 for the six months ended June 30, 2000 and $0.46 for the comparable period in 1999. During the six months ended June 30, 2000, the weighted average shares of common stock outstanding increased primarily due to private placements of common stock and the exercise of options and warrants.

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Revenues. net revenues for the three months ended june 30, 2000 increased by $6.2 million, or 118%, to $11.5 million from $5.3 million for the comparable period in 1999.

         During the three months ended June 30, 2000, refractive products revenues increased $5.8 million, or 120%, to $10.6 million from $4.8 million for the comparable period in 1999. This revenue increase was primarily the result of increased sales of the higher priced LaserScan LSX excimer laser system and an increased level of laser system sales. During the three months ended June 30, 2000, excimer laser system sales accounted for approximately $9.9 million in revenues compared to $4.5 million in revenues over the same period in 1999. During the three months ended June 30, 2000 and 1999, respectively, LaserScan LSX system sales accounted for 100% and 94%, respectively, of total excimer laser system sales. During the three months ended June 30, 2000, 30 laser systems were sold, including 17 in the U.S., compared to 16 laser system sales over the comparable period in 1999, of which five were sold in the U.S. for clinical trials. Of the 30 laser systems sold in the second quarter of 2000, two were discounted sales to existing customers compared to 16 laser systems sold that included three discounted sales to existing customers over the comparable period in 1999.

         Net revenues from patent services for the three months ended June 30, 2000 increased approximately $0.3 million, or 79%, to $0.6 million from $0.3 million for the comparable period in 1999, due to increased licensing fees.

         Net revenues from health care services for the three months ended June 30, 2000 increased approximately $0.1 million, or 125%, to $0.2 million from $0.1 million for the comparable period in 1999. This increase primarily resulted from additional consulting services provided, partially attributable to the two senior level consultants added during the third quarter of 1999.

         Cost of Revenue; Gross Profits. For the three months ended June 30, 2000 and 1999, gross profit margins were 63% and 56%, respectively. The gross margin increase during the three months ended June 30, 2000 was primarily attributable to increased sales of the LaserScan LSX excimer laser system. These increased sales were partially offset by higher raw material costs relating to the LaserScan LSX excimer laser system and an increase in our inventory obsolescence reserve of $0.1 million.

         Research, Development and Regulatory Expense. Research, development and regulatory expenses for the three months ended June 30, 2000 increased $0.6 million, or 85%, to $1.3 million from $0.7 million for the comparable period in 1999. We continued to develop our keratome systems, excimer laser systems and continued to pursue protocols in our effort to attain and expand our FDA approvals for our refractive products. As a result of a continuation of these efforts plus the anticipated development of new technologies, we expect research and development expenses during the remainder of 2000 to increase over levels incurred during the first quarter of 2000. Regulatory expenses are expected to remain constant as a result of our continued pursuit of FDA approval, protocols added during 1999 related to the potential use of our laser systems for treatments utilizing the LASIK procedure, pre-market approval supplements added during 2000 and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA.

         Other   General  and   Administrative   Expenses.   Other  general  and
administrative expenses for the three months ended June 30, 2000 increased $1.4 million, or 34%, to $5.5 million from $4.1 million for the comparable period in 1999. This increase was due to an increase in expenses incurred at our refractive products subsidiary of approximately $1.3 million over the comparable period in 1999. These included enhancements to the customer support and training, quality assurance, marketing, software development, material control, manufacturing and engineering departments of $0.9 million, higher depreciation costs of $0.1 million and $0.3 million of legal fees related to patent issues and litigation.

         Selling-Related Expenses. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the three months ended June 30, 2000 increased $0.9 million, or 82%, to $2.0 million from $1.1 million during the comparable period in 1999. This increase was primarily attributable to a $0.3 million increase in sales commissions resulting from higher sales, an increase of $0.1 million in license fees primarily resulting from the introduction of our keratome products and an increase of $0.5 million of warranty expense primarily related to increased laser system sales.

         Amortization of Intangibles. During the three months ended June 30, 2000, costs relating to the amortization of intangible assets was $0.7 million, approximately the same as for the comparable period in 1999. Items directly related to the amortization of intangible assets are acquired technologies, patents, license agreements and goodwill.

         Loss From Operations. The operating loss for the three months ended June 30, 2000 was $2.3 million compared to the operating loss of $3.6 million for the same period in 1999. This decrease in the loss from operations was primarily due to the increase in sales of our LaserScan LSX excimer laser system and an improvement in the operating gain generated by our patent services subsidiary, partially offset by an increase in other general and administrative expenses related to our refractive products operations.

         Other Income and Expense. Interest and dividend income for the three months ended June 30, 2000 was $0.2 million, approximately the same as for the comparable period in 1999. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense for the three months ended June 30, 2000 and 1999 was not material.

         Income Taxes. For the three months ended June 30, 2000 and 1999, LaserSight had no income tax expense.

         Net Loss. Net loss for the three months ended June 30, 2000, was $2.1 million compared to a net loss of $3.5 million for the comparable period in 1999. The decrease in net loss for the six months ended June 30, 2000 can be attributed to the increase in sales of our LaserScan LSX excimer laser system and an improvement in the operating gain generated by our patent services subsidiary, partially offset by an increase in other general and administrative expenses related to our refractive products operations.

         Loss Per Share. The loss per basic and diluted share was $0.10 for the three months ended June 30, 2000 and $0.21 for the comparable period in 1999. During the three months ended June 30, 2000, the weighted average shares of common stock outstanding increased primarily due to the private placements of common stock and the exercise of options and warrants.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of funds have historically been from sales of preferred stock and common stock, sales of subsidiaries and patent rights and, to a lesser extent, our operating cash flows. We issued securities totaling approximately $14.8 million in 1997, $15.8 million in 1998, $8.9 million in 1999 and $13.3 million to date in 2000, and received proceeds from the exercise of stock options and warrants of approximately $98,000 in 1997, $0.5 million in 1998, $10.4 million in 1999 and $43,000 to date in 2000. In addition, we sold subsidiaries and various patent rights, resulting in proceeds to us of approximately $10.5 million in 1997 and $12.7 million in 1998. We have principally used these capital resources to fund operating losses, working capital requirements, capital expenditures, acquisitions and retirement of debt. At June 30, 2000, we had an accumulated deficit of $43.0 million.

         We have a loan commitment from The Huntington National Bank to enter into a $5.0 million revolving credit facility. We anticipate this facility will be closed before the end of August 2000, however, there is no assurance the facility will be completed until all documents have been prepared and signed by both parties. If and when finalized, the commitment provides that we may borrow amounts under this credit facility at an annual rate equal to 0.5% above the prime rate for short-term working capital needs or for such other purposes as may be approved by Huntington. Borrowings will be limited to 50% of qualified accounts receivable related to U.S. sales. The credit agreement with Huntington, when completed, will replace a $2.5 million credit facility that expired on June 30, 2000. The facility requires us to maintain both a specified liquidity level and tangible net worth level. At June 30, 2000, we had no outstanding borrowings under any credit facility.

         Our working capital increased $3.5 million from $21.6 million at December 31, 1999 to $25.1 million as of June 30, 2000. This increase in working capital resulted primarily from the private placements of common stock in January and February 2000, which resulted in gross proceeds of $13.3 million, offset primarily by cash used in operating activities of $9.4 million.

         Operating activities used net cash of $9.4 million during the six months ended, June 30, 2000, compared to $6.2 million of net cash used during the same period in 1999, and $11.7 million during the year ended December 31, 1999. We expect to incur a loss and a deficit in cash flow from operations for the third quarter of 2000. There can be no assurance that we can regain or sustain profitability or positive operating cash flow in any subsequent fiscal period. Net cash used in investing activities of $5.3 million during the six months ended, June 30, 2000 can be attributed primarily to the purchase of patents and property and equipment. As of June 30, 2000, we had no material commitments for capital expenditures. Net cash provided from financing activities during the six months ended June 30, 2000 of $13.2 million resulted from the issuance of 1,346,030 shares of common stock in private placements to five investors for gross proceeds of $13.3 million (including $10.0 million from TLC).

         We are currently exploring opportunities for additional debt financing or equity financing through a private placement of our common stock. We believe that, in addition to our existing balances of cash and cash equivalents and our cash flows from operations, some form of equity or debt financing may be necessary to fund our anticipated working capital requirements for the next 12 months in accordance with our current business plan. Our belief regarding future working capital requirements is based on various factors and assumptions including: the growth in laser sales resulting from our entrance into the U.S. market in March 2000 with corresponding increases in accounts receivable and inventory purchases to date, the uncertain timing of astigmatism and other supplemental FDA approvals for our LaserScan LSX excimer laser system, which could impact our sales in the third quarter of 2000, the uncertain timing of the market introduction of our UltraShaper(TM) durable keratomes, commercial acceptance of our UltraEdge(TM) keratome blades and UniShaper(TM) single-use keratomes, which we believe is partially dependent upon the successful introduction of the UltraShaper, the anticipated timely collection of receivables, and the absence of unanticipated product development and marketing costs. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance, and we are significantly dependent upon our marketing alliance with Becton Dickinson with respect to the sale of our keratome products." These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. Similarly, our long-term liquidity will be dependent on the successful entrance into the U.S. market with our laser systems, the successful entrance into U.S. and international markets of our keratome products, and our ability to collect our receivables on a timely basis. We may seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. Other than the $5.0 million credit facility expected to be completed in August 2000 with Huntington, we currently do not have any commitments for additional financing. There can be no assurance that we can obtain financing that we believe may be necessary to finance our working capital requirements for the next 12 months. See "Risk Factors and Uncertainties--Financial and Liquidity Risks--We could require additional financing which might not be available if we need it."

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

         We received the Food & Drug Administration approval necessary for the commercial marketing and sale of our LaserScan LSX excimer laser system in the U.S. in late 1999 and commercial shipments to customers in the U.S. began in March 2000. Our previous experience marketing and selling our LaserScan LSX excimer laser system in the U.S. had been limited to cost-recovery sales to refractive surgeons participating in our FDA clinical trials.

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

         Keratomes   are  surgical   devices  used  to  create  a  corneal  flap
immediately prior to LASIK laser vision correction procedures. We began to roll out our MicroShape(TM) family of keratome products with the commercial launch of our UltraEdge keratome blades in July 1999 and of our UniShaper single-use keratomes and control consoles in December 1999. We anticipate the commercial launch of our UltraShaper durable keratomes during the fourth quarter of 2000. We had previously estimated the launch of this product during the second quarter of 2000. We cannot assure you that there will not be further unanticipated delays in the launch of our UltraShaper durable keratome, which has continued a process of engineering refinement and validity testing prior to commercial release. Our UniShaper single-use keratome is the first disposable keratome product to be commercially marketed, and we cannot assure you that refractive surgeons, including in particular refractive surgeons who perform a large volume of LASIK procedures, will accept our UniShaper product as either a replacement for or a supplement to the durable keratomes traditionally used to create corneal flaps. In our recent experience, many surgeons are reluctant to use a disposable keratome product as their primary keratome. Also, market acceptance of the UniShaper may be hindered by surgeons needing to alter their surgical technique in order to achieve the desired clinical results. Our UltraShaper durable keratome incorporates the features found in the Automated Corneal Shaper keratome previously marketed by Bausch & Lomb with new enhancements and features. However, Bausch & Lomb has not aggressively marketed or serviced the ACS since 1997 when we licensed the rights to commercially market keratomes based on the same technology, and has successfully transitioned a large number of refractive surgeons from the ACS to its Hansatome durable keratome product. We believe that many refractive surgeons learned to perform the LASIK procedure using the ACS and prefer the surgical technique required by the ACS, which is also used to operate our UltraShaper durable keratome, to that required to operate the Hansatome keratome product. However, we cannot assure you that we will be successful in commercially introducing or achieving broad market acceptance of our UltraShaper durable keratome or our other keratome products.

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

         The vision correction industry is subject to intense, increasing competition, and we do not know if we will be able to compete successfully against our current and future competitors. Many of our competitors have established products, distribution capabilities and customer service networks in the U.S. marketplace, are substantially larger and have greater brand recognition and greater financial and other resources than we do. Visx, Incorporated, the current industry leader for excimer laser system sales in the U.S., sold laser systems which performed a significant majority of the laser vision correction procedures performed in the U.S. in 1998 and 1999. Similarly, Bausch & Lomb sold a significant majority of the keratomes used by refractive surgeons in the U.S. in 1998 and 1999. Two of our other competitors, Summit Technology, Inc. and Autonomous Technology Corporation merged in April 1999 to become Summit Autonomous Inc. The merger resulted in a combined entity with enhanced market presence, technology base and distribution capabilities and provided Summit with a narrow beam laser technology platform which will enable Summit to compete more directly with our narrow beam LaserScan LSX excimer laser system. In addition, as a result of the merger, the combined entity will be able to sell narrow beam laser systems under a royalty-free license to certain Visx patents without incurring the expense and uncertainty associated with intellectual property litigation with Visx. In June 2000, Alcon Holdings, Inc., a subsidiary of Nestle SA, acquired through a tender offer, substantially all the outstanding stock of Summit Autonomous Inc. We anticipate that Alcon will leverage the sale of Summit's laser systems with its other ophthalmic products.

         MANY OF OUR COMPETITORS RECEIVED EARLIER REGULATORY APPROVALS THAN US AND MAY HAVE A COMPETITIVE ADVANTAGE OVER US DUE TO THE SUBSEQUENT EXPANSION OF THEIR REGULATORY APPROVALS AND THEIR SUBSTANTIAL EXPERIENCE IN THE U.S. MARKET.

         We received the FDA approval necessary for the commercial sale of our LaserScan LSX excimer laser system in the U.S. in November 1999, and commercial shipments to customers in the U.S. began in March 2000. Our direct competitors include large corporations such as Visx and Summit Autonomous/Alcon, each of whom received FDA approval of excimer laser systems more than three years ago and has substantial experience manufacturing, marketing and servicing laser systems in the U.S. In addition to Visx, Summit Autonomous/Alcon, Nidek, and Bausch & Lomb have all received FDA approval for their laser system.

         In the U.S., a manufacturer of excimer laser vision correction systems gains a competitive advantage by having its systems approved by the FDA for a wider range of treatments. Initial FDA approvals of excimer laser vision correction systems historically have been limited to PRK treatment of low to moderate nearsightedness, with additional approvals for other and broader treatments granted only as a result of subsequent FDA applications and clinical trials. Our LaserScan LSX is currently approved only for the PRK treatment of low to moderate nearsightedness (up to -6.0 diopters) without astigmatism using a pulse repetition rate of 100 Hz. Currently, excimer laser vision correction systems manufactured by Visx, Summit Autonomous/Alcon, Bausch & Lomb and Nidek have been approved for higher levels of nearsightedness than the LaserScan LSX and are also approved for the treatment of nearsightedness with astigmatism for which the LaserScan LSX currently does not have approval. The Visx and Summit Autonomous/Alcon excimer laser systems are also approved for the treatment of moderate farsightedness.

         We have submitted an application to the FDA for approval for the treatment of nearsightedness with astigmatism and have responded to an FDA request for additional patient data related to our application. We anticipate FDA approval of this application during the late third quarter or early fourth quarter of 2000. If the FDA does not approve our pending application in a timely manner or at all, our ability to sell our laser systems in the U.S. may be severely impaired. We have also submitted an application to the FDA to permit our laser systems sold to customers in the U.S. to operate at a 200 Hz pulse rate and we anticipate FDA approval of this application during the third quarter of 2000. If the FDA does not approve our pending application in a timely manner or at all, our ability to sell our laser systems in the U.S. may be severely impaired. We anticipate submitting an application to the FDA during the third quarter of 2000 to permit our laser systems sold to customers in the U.S. to include our latest eye tracking technology and anticipate FDA approval for this application late in the third quarter of 2000 or early in the fourth quarter of 2000. If the FDA does not approve such application in a timely manner after filing, or at all, our ability to sell our laser systems in the U.S. may be severely impaired. In addition, in the third quarter of 2000 we anticipate submitting an application to the FDA to permit our laser systems sold to customers in the U.S. to utilize LASIK to treat myopic astigmatism, hyperopic astigmatism and mixed astigmatism. FDA approval of this application is anticipated in the first quarter of 2001.

         Summit Autonomous/Alcon's Apex Plus and Ladarvision Excimer Laser Workstations, Visx's Star S2 Excimer Laser System and Nidek's EC-5000 Excimer Laser System have received FDA approval for the LASIK treatment of myopia (nearsightedness) with or without astigmatism. The approvals for most of the systems are for the correction of myopia in the range of 0 diopters to -14.0 diopters and myopia with astigmatism generally in the range of -0.5 diopters to -5.0 diopters. Bausch & Lomb's Technolas 217 excimer laser also recently received FDA approval for the treatment of myopia up to -7.0 diopters with up to -3.0 diopters of astigmatism. In March 2000, the FDA Ophthalmic Advisory Panel recommended approval for Summit Autonomous/Alcon's Ladarvision system for the correction of farsightedness of up to +6.0 diopters and an astigmatism range of up to 6.0 diopters, and in May 2000, the panel recommended approval for Visx's Star S2 system for the correction of farsightedness of up to +5.0 diopters and an astigmatism range of up to 4.0 diopters. These laser systems are currently the only laser systems commercially available in the U.S. with FDA approval for use in LASIK. A physician may decide, as part of the practice of medicine, to use a medical device outside of its FDA-approved indications for an unapproved or "off-label" use. Prior to these laser approvals, all LASIK procedures performed in the U.S. with commercially available lasers were performed as the practice of medicine. Competitors' receipt of LASIK-specific FDA regulatory approval could be a significant competitive advantage which could impede our ability to successfully introduce our LaserScan LSX system in the U.S. or discourage physicians from using our or other manufacturers' lasers off-label. Our failure to successfully effect our product introduction in a timely manner could have a material adverse effect on our business, financial condition and results of operations.

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

         We believe that whether we achieve profitability and growth will depend, in part, upon the continued acceptance of laser vision correction using the LASIK procedure in the U.S. and other countries. We cannot be certain that laser vision correction will continue to be accepted by either the refractive surgeons or the public at large as an alternative to existing methods of treating refractive vision disorders. The acceptance of laser vision correction and, specifically, the LASIK procedure may be adversely affected by:

         o possible concerns relating to safety and efficacy, including the predictability, stability and quality of results;
         o  the public's general resistance to surgery;
         o the effectiveness and lower cost of alternative methods of correcting refractive vision disorders;
         o  the lack of long-term follow-up data;
         o  the possibility of unknown side effects;
         o  the lack of third-party reimbursement for the procedures;
         o  the cost of the procedure; and
         o possible future unfavorable publicity involving patient outcomes from the use of laser vision correction.

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

         In addition to competing with eyeglasses and contact lenses, excimer laser vision correction competes or may compete with newer technologies such as intraocular lenses, corneal rings and surgical techniques using different or more advanced types of lasers. Two products that may become competitive within the near term are implantable contact lenses, which are pending FDA approval, and corneal rings, which have been approved by the FDA. Both of these products require procedures with lens implants, and their ultimate market acceptance is unknown at this time. To the extent that any of these or other new technologies are perceived to be clinically superior or economically more attractive than currently marketed excimer laser vision correction procedures or techniques, they could erode demand for our excimer laser and keratome products, cause a reduction in selling prices of such products or render such products obsolete. In addition, if one or more competing technologies achieves broader market acceptance or render laser vision correction procedures obsolete, it would have a material adverse effect on our business, financial condition and results of operations.

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

COMPANY AND BUSINESS RISKS

         WE ARE SUBJECT TO RISKS AND UNCERTAINTIES RELATING TO LITIGATION.

         Visx commenced a lawsuit in November 1999 in the United States District Court, District of Delaware, against the Company alleging that our LaserScan LSX laser system infringes one of Visx's U.S. patents for equipment used in ophthalmic surgery. The LaserScan LSX is the only laser system we are currently marketing and is the only laser system manufactured by us which is approved for sale to U.S. customers. The suit requests, among other things, injunctive relief, treble damages and attorneys' fees and expenses. Management does not believe that our LaserScan LSX laser system infringes the asserted Visx patent. However, we had agreed to a stay of such litigation to pursue license negotiations with Visx in an effort to help facilitate commercialization of the LaserScan LSX in the U.S. market. We withdrew from license negotiations with Visx in February 2000, and after the stay of the litigation was lifted, we filed suit against Visx, claiming non-infringement and invalidity of the Visx patent and asserting that Visx infringes U.S. Patent No. 5,630,810 to which we hold an exclusive license. We also began to sell and ship our LaserScan LSX laser systems in the U.S. during March 2000.

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

         Additionally, we are currently involved in litigation with Luis A Ruiz, M.D. and Sergio Lenchig related to the January 2000 amendment to an existing license agreement. See Part II, Item 1 - Legal Proceedings.

         WE WILL BE REQUIRED TO SIGNIFICANTLY EXPAND OUR U.S. MANUFACTURING OPERATIONS TO MEET OUR BUSINESS PLAN AND MUST COMPLY WITH STRINGENT REGULATION OF OUR MANUFACTURING OPERATIONS.

         We intend to manufacture our LaserScan LSX laser systems for sale in the U.S. at our manufacturing facility in Winter Park, Florida, and to continue to manufacture our laser systems for sale in international markets at our manufacturing facility in Costa Rica. Our U.S. personnel have limited experience manufacturing laser systems. We cannot, therefore, assure you that we will not encounter difficulties in scaling up production of our laser systems at our Florida facility, including problems involving production delays, quality control or assurance, component supply and lack of qualified personnel. In addition, we recently moved our U.S. manufacturing operations to another location leased by us in Winter Park, Florida, which could result in unanticipated problems and production delays. Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to extensive regulation by the FDA, including recordkeeping requirements and reporting of adverse experience with the use of the product. Our manufacturing facilities are subject to periodic inspection by the FDA, certain state agencies and international regulatory agencies. We require that our key suppliers comply with recognized standards as well as our own quality standards, and we regularly test the components and sub-assemblies supplied to us. Any failure by us or our suppliers to comply with applicable regulatory requirements, including the FDA's quality systems/good manufacturing practice (QSR/GMP) regulations, could cause production and distribution of our products to be delayed or prohibited, either of which could have a material adverse effect on our business, financial condition and results of operations.

         REQUIRED MINIMUM PAYMENTS UNDER OUR KERATOME LICENSE AGREEMENT MAY EXCEED OUR GROSS PROFITS FROM SALES OF OUR KERATOME PRODUCTS.

         In addition to the risk that the UniShaper single-use keratome or UltraShaper durable keratome will not be accepted in the marketplace, we are required to make certain minimum payments to the licensor under our keratome limited exclusive license agreement. The January 2000 amendment to the license agreement, as described below, was not triggered by May 31, 2000. Under the original agreement, we were required to provide an excimer laser system and pay a total of $300,000 to the licensor in two equal installments due six and 12 months after the date of our receipt of the production molds for the UniShaper product. We provided the laser system to the licensor during the quarter ended June 30, 1998, and we received the molds in late 1999. We shipped the first UniShaper single-use keratome in December 1999 and paid one-half of the $300,000 in July 2000. In addition, beginning seven months after the first commercial shipment, we are required to make royalty payments equal to 50% of our defined gross profits from the sale of our UniShaper and UltraShaper keratomes, with a minimum royalty of $400,000 per calendar quarter for a period of eight quarters. As a result of our obligations under this license arrangement, the minimum royalty payments we are required to make to the licensor may exceed our gross profits from sales of our UniShaper and UltraShaper keratome products. On January 18, 2000, we entered into a first amendment to a license and royalty agreement related to certain keratome related products. Under the terms of the amendment 555,552 shares of Common Stock were placed in escrow and were included in common shares issued and outstanding on that date. If we raised equity capital totaling $15 million from January 18, 2000 to May 31, 2000, or we otherwise elected in our sole discretion to proceed with the amendment, the shares would have been released from escrow and we would have been obligated to pay $7.6 million in cash within the next six months. Because we had raised equity capital totaling only $13.25 million, effective on May 31, 2000, the shares were returned to us and cancelled. In addition, we paid the licensors $200,000 upon execution of the amendment and $200,000 on April 1, 2000. The amendment eliminated the restriction on us manufacturing, marketing and selling other keratomes, but the sale of such other keratomes is included in the gross profit to be shared with the licensors. The licensor's share of the gross profit, as defined in the agreement, will remain 50% as certain provisions of the amendment were not triggered. We agreed to pay the costs of the UniShaper final production molds.

         In May 2000, the licensors offered to purchase $1.75 million of Common Stock to enable us to reach the target of $15 million of total equity capital raised. We did not accept such offer on grounds that it was an attempt to alter the terms of the amendment, and litigation between us and the licensors has commenced. See Part II, Item 1 - Legal Proceedings.

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

         While we do not believe our laser systems or keratome products infringe any valid and enforceable patents held by Visx, Alcon or any other person, Visx has asserted that we infringe their intellectual property, and we cannot assure you that one or more of our other competitors or other persons will not assert that our products infringe their intellectual property, or that we will not in the future be deemed to infringe one or more patents owned by them or some other party. We could incur substantial costs and diversion of management resources defending any infringement claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to market one or more of our products. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products will be available on commercially reasonable terms, or at all. See "--We are subject to risks and uncertainties relating to our patent litigation with Visx."

         WE ARE  SUBJECT  TO CERTAIN  RISKS  ASSOCIATED  WITH OUR  INTERNATIONAL
SALES.

         Our international sales accounted for 35% and 72% of our total revenues during the six months and year ended June 30, 2000 and December 31, 1999, respectively. In the future, we expect that sales to international accounts will represent a lower percentage of our total sales as a result of our recent regulatory approval to market our LaserScan LSX laser system in the U.S., the anticipated commercial launch of our UltraShaper durable keratome in the fourth quarter of 2000, and the recent commercial launch of our UltraEdge keratome blades and our UniShaper single-use keratome. See "--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance, and we are significantly dependent upon our marketing alliance with Becton Dickinson with respect to the sale of our keratome products." The majority of our international revenues for the six months ended June 30, 2000 were from customers in Korea, Mexico, and Italy, and for the year ended December 31, 1999 were from customers in Canada, Mexico, Spain, Italy, Belgium and France.

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

FINANCIAL AND LIQUIDITY RISKS

         WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND OPERATING CASH FLOW DEFICITS AND WE EXPECT THAT OPERATING CASH FLOW DEFICITS WILL CONTINUE THROUGH AT LEAST THE THIRD QUARTER OF 2000.

         We experienced significant net losses and deficits in cash flow from operations for the years ended December 31, 1999 and 1998 and the six months ended June 30, 2000, as set forth in the following table. We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future.

                                                Year Ended December 31,                 Six Months Ended
                                          1998                     1999                   June 30, 2000
                                          ----                     ----                   -------------
Net Loss...................           $1.9 million             $4.4 million               $4.9 million
Deficit in Cash Flow from
   Operations..............           $4.3 million             $1.7 million               $9.4 million

         As of June 30, 2000, we had an accumulated deficit of $43.0 million.

         IF OUR UNCOLLECTIBLE RECEIVABLES EXCEED OUR RESERVES WE WILL INCUR ADDITIONAL UNANTICIPATED EXPENSES, AND WE MAY EXPERIENCE DIFFICULTY COLLECTING RESTRUCTURED RECEIVABLES WITH EXTENDED PAYMENT TERMS.

         Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $4.2 million at June 30, 2000, will be sufficient to cover the amount of our actual write-offs over time. At June 30, 2000, our net trade accounts and notes receivable totaled approximately $20.5 million, and accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, totaled approximately $2.4 million. Actual write-offs that exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customer's ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers.

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

         At June 30, 2000, we had extended the original payment terms of laser customer accounts totaling approximately $0.8 million by periods ranging from 12 to 60 months. Such restructured receivables represent approximately 3% of our gross receivables as of that date. Our liquidity and operating cash flow would be adversely affected if additional extensions become necessary in the future. In addition, it would be more difficult to collect laser system receivables if the payment schedule extends beyond the expected or actual economic life of the system, which we estimate to be approximately five to seven years. To date, we do not believe any payment schedule extends beyond the economic life of the applicable laser system.

         WE COULD REQUIRE ADDITIONAL FINANCING WHICH MIGHT NOT BE AVAILABLE IF WE NEED IT.

         During the six months ended June 30, 2000 and the year ended December 31, 1999, we experienced deficits in cash flow from operations of $9.4 million and $11.7 million, respectively. We are currently exploring opportunities for additional debt financing or equity financing through a private placement of our common stock. We believe that, in addition to our existing balances of cash and cash equivalents and our cash flows from operations, some form of equity or debt financing may be necessary to fund our anticipated working capital requirements for the next 12 months in accordance with our current business plan. Our belief regarding future working capital requirements is based on various factors and assumptions including: the growth in laser sales resulting from our entrance into the U.S. market in March 2000 with corresponding increases in accounts receivable and inventory purchases to date, the uncertain timing of astigmatism and other supplemental FDA approvals for our LaserScan LSX excimer laser system, which could impact our sales in the third quarter of 2000, the uncertain timing of the market introduction of our UltraShaper durable keratomes, commercial acceptance of our UltraEdge keratome blades and UniShaper single-use keratomes, which we believe is partially dependent upon the successful introduction of the UltraShaper, the anticipated timely collection of receivables, and the absence of unanticipated product development and marketing costs. See "--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance, and we are significantly dependent upon our marketing alliance with Becton Dickinson with respect to the sale of our keratome products." These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. If we do not collect a material portion of current receivables in a timely manner, or experience less market demand for our products than we anticipate, our liquidity could be materially and adversely affected.

         We cannot be certain that we will not seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. Other than the $5.0 million credit facility expected to be completed in August 2000 with Huntington, we currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available in the future to the extent required or that, if available, it will be on commercially acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the terms of the new securities could have rights, preferences and privileges senior to those of our common stock. If we raise additional funds through debt financing, the terms of the debt could require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest and may render us more vulnerable to competitive pressures and economic downturns. If we are not able to obtain financing necessary to meet our working capital needs, it could have a material adverse effect on our financial condition and results of operations.

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

         THE SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND DILUTIVE STOCK ISSUANCES MAY ADVERSELY AFFECT OUR STOCK PRICE.

         Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. Substantially all of our 21,260,792 shares of common stock outstanding at August 11, 2000 were freely tradable without restriction or further registration under the Securities Act of 1933, except to the extent such shares are held by "affiliates" as that term is defined in Rule 144 under the Securities Act or subject only to the satisfaction of a prospectus delivery requirement.

         Shares of common stock which we may issue in the future in connection with acquisitions or financings or pursuant to outstanding warrants or agreements could also adversely affect the market price of our common stock and cause significant dilution in our earnings per share and net book value per share. We may be required to issue more than seven million additional shares of common stock upon the conversion of outstanding preferred stock, the exercise of outstanding warrants and stock options, and the satisfaction of certain contingent contractual obligations.

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

         AMORTIZATION AND CHARGES RELATING TO OUR SIGNIFICANT INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR STOCK PRICE AND REPORTED NET INCOME OR LOSS.

         Of our total assets at June 30, 2000, approximately $17.1 million, or 28%, were goodwill or other intangible assets. Any reduction in net income or increase in net loss resulting from the amortization of goodwill and other intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

         In accordance with SFAS 121, we review intangible assets for impairment whenever events or changes in circumstances, including a history of operating or cash flow losses, indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized. We continue to assess the current results and future prospects of MRF, Inc., d/b/a The Farris Group (TFG), our subsidiary which provides health care and vision care consulting services, in view of the substantial reduction in the subsidiary's operating results in 1997. Though TFG's operating results improved in 1998 when compared to 1997, operating losses similar to those incurred during the first half of 1998 continued during 1999. In 1999, two senior consultants joined who are expected to develop new business and help lead TFG towards financial improvement during 2000. The first six months of 2000 reflected financial improvement over 1999. If TFG is unsuccessful in continuing to improve its financial performance, some or all of the carrying amount of goodwill recorded, $3.4 million at June 30, 2000, may be subject to an impairment adjustment.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe that our exposure to market risk for changes in interest and currency rates is not significant. Our investments are limited to highly liquid instruments generally with maturities of three months or less. At June 30, 2000, we had approximately $9.2 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

                           PART II - OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

                Certain legal proceedings against LaserSight are described in
            Item 3 (Legal Proceedings) of LaserSight's Form 10-K for the year ended December 31, 1999.

                Ruiz & Lenchig. In May 2000, LaserSight filed a declaratory judgment and injunctive relief action in the U.S. District Court, Eastern District of Virginia, Alexandria Division in connection with its 1997 License and Royalty Agreement ("Agreement") with Luis A. Ruiz, M.D. and Sergio Lenchig. The action relates to the January 2000 Amendment to the Agreement (the "Amendment") that provided for the royalties payable under the Agreement to be reduced in exchange for LaserSight making certain cash payments and issuing shares of LaserSight common stock. The cash payments and stock issuance were to be made only if LaserSight, using its reasonable best efforts, raised $15 million in capital by May 31, 2000, or if LaserSight, at its sole option, decided to make the payments and issuance despite the fact that the $15 million had not been raised. Less than $15 million was raised and LaserSight elected not to exercise its option. However, Dr. Ruiz and Mr. Lenchig offered to provide the deficiency ($1.75 million) by purchase of LaserSight common stock at $10 per share, and claim that LaserSight's failure to accept their offer constitutes a material breach of the Amendment. LaserSight did not accept the offer and filed for a declaratory judgment on the basis that the offer was an attempt to alter the terms of the Amendment and that LaserSight is not in breach. Dr. Ruiz and Mr. Lenchig have filed a counterclaim alleging breach of contract and requesting damages of $10 million. Management believes that LaserSight has satisfied its obligations under the Agreement and the Amendment and that the outcome of this litigation will not have a material adverse effect on LaserSight's business, financial condition or results from operations. However, the outcome of litigation is inherently uncertain, and an unfavorable outcome in this litigation could have a material adverse effect on LaserSight's business, financial condition and results of operations. See "Part I, Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors and Uncertainties--Financial and Liquidity Risks--We have experienced significant losses and operating cash flow deficits and we expect that operating cash flow deficits will continue through at least the third quarter of 2000" and "-We could require additional financing which might not be available if we need it."

ITEM 2      CHANGES IN SECURITIES

            Not applicable.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 9, 2000, at the Company's annual meeting of shareholders, the following members were elected to the Board of Directors:

                                                 Votes For       Votes Against
                                                 ---------       -------------

            Michael R. Farris                   20,505,810          582,866
            Terry Fuller, Ph.D.                 20,507,810          580,866
            Gary F. Jonas                       20,512,685          575,991
            D. Michael Litscher                 20,512,810          575,866
            Guy W. Numann                       20,512,810          575,866
            Francis E. O'Donnell, Jr., M.D.     20,215,460          873,216
            David T. Pieroni                    20,505,810          582,866

            Amendment  to  the  Company's   1996  Equity   Incentive  Plan
            adjusting the aggregate number of shares available for issuance was ratified as follows:

                      Votes For                 10,926,927
                      Votes Against              3,120,085
                      Abstain                      157,781

            Approval of the Company's Charter amendment to increase the authorized number of common shares was ratified as follows:

                      Votes For                 18,469,543
                      Votes Against              2,574,541
                      Abstain                       44,592

            A proposal to appoint KPMG LLP as auditors was ratified as follows:

                      Votes for                 20,647,656
                      Votes Against                419,727
                      Abstain                       21,293

ITEM 5      OTHER INFORMATION

            Not applicable.

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K

            a)  Exhibits

                                INDEX TO EXHIBITS
Exhibit
Number                                      Description
------                                      -----------

  2.1       See Exhibits 10.1, 10.2, 10.6, 10.7, 10.16, 10.22, 10.25, 10.26,
            10.30 and 10.31 and 10.56.

  3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 1 of Form 8-A/A (Amendment No. 5) filed by the Company on August 1, 2000*).

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

10.11       LaserSight Incorporated Amended and Restated 1996 Equity Incentive
            Plan.

10.12 LaserSight Incorporated Amended and Restated Non-Employee Directors Stock Option Plan.

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

10.49 Registration Rights Agreement ated January 31, 2000 by and between LaserSight Incorporated and TLC Laser Eye Centers Inc. (filed as Exhibit 99.3 to the Company's Form 8-K filed on February 8, 2000*).

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

10.53 Registration Rights Agreement dated as of January 18, 2000 by and between LaserSight Incorporated, Luis A. Ruiz, M.D.and Sergio Lenchig (filed as Exhibit 10.53 to the Company's Form 10-K filed on March 30, 2000*).

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

10.57 Employment Agreement, by and between LaserSight Technologies, Inc and Donald M. Litscher dated February 23, 2000 (filed as Exhibit
            10.57 to the Company's Form 10-Q filed on May 12, 2000*).

10.58 Employment Agreement, by and between LaserSight Technologies, Inc. and L. Stephen Dalton dated March 6, 2000 (filed as Exhibit 10.58 to the Company's Form 10-Q filed on May 12, 2000*).

11          Statement of Computation of Loss Per Share

15 Copy of letter from independent accountants' regarding unaudited interim financial information

27          Financial Data Schedule

99          Press release dated August 14, 2000

            b)  Reports on Form 8-K

            On June 1, 2000, we filed a Current Report on Form 8-K including a press release describing the declaratory judgment and injunctive relief action we filed in conjunction with a license and royalty agreement.

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

                                          LASERSIGHT INCORPORATED




Dated: August 14, 2000                    By:  /s/ Michael R. Farris
                                               ---------------------
                                               Michael R. Farris,
                                               Chief Executive Officer



Dated: August 14, 2000                    By:  /s/ Gregory L. Wilson
                                               ---------------------
                                               Gregory L. Wilson,
                                               Chief Financial Officer