Form 10-Q
period 2000-09-30
LASERSIGHT INC /DE
filed 2000-11-14
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[X] Quarterly  Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.  For the quarterly period ended September 30,
    2000.
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the Transition period from
    ------------------------------ to ---------------------------------.

Commission File Number:  0-19671

                             LASERSIGHT INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         65-0273162
(State of Incorporation)                      (IRS Employer Identification No.)
------------------------                      ---------------------------------

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

Yes   X            No
    -----


         The number of shares of the registrant's Common Stock outstanding as of November 13, 2000 is 22,975,078.

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

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999

                  Condensed Consolidated Statements of Operations for the Three Month Periods and Nine Months Periods Ended September 30, 2000 and 1999

                  Condensed Consolidated Statements of Cash Flows for the Nine Months Periods Ended September 30, 2000 and 1999

                  Notes to Condensed Consolidated Financial Statements

                  Independent Auditors' Review Report

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Item 3. Management's Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Use of Proceeds

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of  Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30,       December 31,
                                     ASSETS                             2000               1999
                                                                   -------------       ------------
Current assets:                                                     (Unaudited)
  Cash and cash equivalents                                        $  12,042,282         11,247,801
  Accounts receivable - trade, net                                    12,718,904          6,400,980
  Notes receivable - current portion, net                              4,444,919          4,110,428
  Inventories                                                         12,664,172          8,409,823
  Deferred tax assets                                                     68,208             68,208
  Other current assets                                                   431,810            394,543
                                                                   -------------       ------------
                                    Total Current Assets              42,370,295         30,631,783

Notes receivable, less current portion, net                            3,027,244          2,721,229
Property and equipment, net                                            2,585,665          1,934,618
Patents, net                                                           7,412,869          3,886,448
Pre-market approval application, net                                   2,072,590          2,754,394
Goodwill, net                                                          5,634,764          6,028,235
Other assets, net                                                      1,855,099          1,422,226
                                                                   -------------       ------------
                                                                   $  64,958,526         49,378,933
                                                                   =============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $   6,050,505          2,694,494
  Accrued expenses                                                     6,026,444          3,757,458
  Accrued commissions                                                  2,111,793          1,511,653
  Deferred revenue                                                       859,965          1,020,044
                                                                   -------------       ------------
                                    Total Current Liabilities         15,048,707          8,983,649

Accrued expenses, less current portion                                   360,628            615,942
Deferred royalty revenue, less current portion                                --             33,333
Deferred income taxes                                                     68,208             68,208
Long-term obligations                                                    107,330            100,130
Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, authorized 10,000,000 shares;
  par value $.001 per share
    Series C - 2,000,000 issued and outstanding at
      September 30, 2000 and December 31, 1999                             2,000              2,000
    Series D - zero and 2,000,000 issued and outstanding at
      September 30, 2000 and December 31, 1999, respectively                  --              2,000
Common stock - par value $.001 per share; authorized
  100,000,000 shares; 23,120,278 and 18,040,313 shares issued
  at September 30, 2000 and December 31, 1999, respectively               23,120              18,040
Additional paid-in capital                                           101,530,715          82,346,811
Issued shares held in escrow                                          (2,936,250)         (2,936,250)
Stock subscription receivable                                         (1,140,000)         (1,140,000)
Accumulated deficit                                                  (47,563,285)        (38,172,283)
Less treasury stock, at cost;  145,200 common shares at
  September 30, 2000 and December 31, 1999                              (542,647)           (542,647)
                                                                   -------------        ------------
                                                                      49,373,653          39,577,671
                                                                   -------------        ------------
                                                                   $  64,958,526          49,378,933
                                                                   =============        ============


   See accompanying notes to the condensed consolidated financial statements.


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                           Nine Months Ended
                                                       September 30,                                September 30,
                                             -----------------------------------          ---------------------------------
                                                  2000                   1999                2000                  1999
                                             ------------           ------------          ------------         ------------

Revenues:
    Products                                 $  7,015,856              6,108,109            25,501,779           15,343,959
    Royalties                                     827,768                753,928             2,086,449            1,463,928
    Services                                      165,600                 79,530               577,045              283,535
                                             ------------           ------------          ------------         ------------
                                                8,009,224              6,941,567            28,165,273           17,091,422

Cost of revenue:
    Product Cost                                3,407,500              2,764,541            10,968,931            7,091,528
    Cost of services                               99,264                 34,992               303,180              124,755
                                             ------------           ------------          ------------         ------------

Gross profit                                    4,502,460              4,142,034            16,893,162            9,875,139

Research, development and regulatory
  expenses                                      1,095,951                766,514             3,346,181            2,256,684
Other general and administrative expenses       5,443,899              4,349,144            16,025,028           12,147,427
Selling related expenses                        2,030,860              1,634,967             5,636,986            3,828,488
Amortization of intangibles                       645,672                634,071             1,963,834            1,902,213
                                             ------------           ------------          ------------         ------------
                                                8,120,431              6,618,182            23,625,848           17,878,128
                                             ------------           ------------          ------------         ------------

Loss from operations                           (4,713,922)            (3,242,662)          (10,078,867)         (10,259,673)

Other income and expenses
  Interest and dividend income                    206,798                247,662               709,084              541,832
  Interest expense                                (10,065)               (27,500)              (21,219)             (75,685)
                                             ------------           ------------          ------------         ------------

Net loss before income taxes                   (4,517,189)            (3,022,500)           (9,391,002)          (9,793,526)

Income tax expense                                     --                     --                    --                   --
                                             ------------           ------------          ------------         ------------

Net loss                                     $ (4,517,189)            (3,022,500)           (9,391,002)          (9,793,526)
                                             ============           ============          ============         ============

Loss per common share
  Basic and diluted:                         $      (0.21)                 (0.17)                (0.46)               (0.62)
                                             ============           ============          ============         ============


Weighted average number of shares
  outstanding
  Basic and diluted:                           21,689,000             17,455,000            20,420,000           15,691,000
                                             ============           ============          ============         ============

   See accompanying notes to the condensed consolidated financial statements.



                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                                  2000               1999
                                                                              ------------        ------------
Cash flow from operating activities
  Net loss                                                                    $ (9,391,002)         (9,793,526)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                  2,748,935           2,430,890
  Warrants issued in conjunction with consulting agreement                              --             187,192
  Changes in assets and liabilities:
    Accounts and notes receivable                                               (6,958,430)         (1,169,238)
    Inventories                                                                 (4,254,349)             81,701
    Accounts payable                                                             3,356,011             592,730
    Accrued expenses                                                             2,613,812             651,630
    Deferred revenue                                                              (193,412)           (274,850)
    Other                                                                         (364,688)           (434,431)
                                                                              ------------        ------------

Net cash used in operating activities                                          (12,443,123)         (7,727,902)

Cash flows from investing activities
  Purchases of property and equipment, net                                      (1,435,715)           (493,827)
  Acquisition of intangible assets                                              (4,513,665)                 --
                                                                              ------------        ------------

Net cash used in investing activities                                           (5,949,380)           (493,827)

Cash flows from financing activities
  Proceeds from common stock financing                                          19,102,451           8,850,000
  Proceeds from exercise of stock options and
     warrants and ESPP                                                              84,533           9,637,866
  Repayment of capital lease obligation                                                 --             (19,659)
                                                                              ------------        ------------

Net cash provided by financing activities                                       19,186,984          18,468,207
                                                                              ------------        ------------

Increase in cash and cash equivalents                                              794,481          10,246,478

Cash and cash equivalents, beginning of period                                  11,247,801           4,437,718
                                                                              ------------        ------------

Cash and cash equivalents, end of period                                      $ 12,042,282          14,684,196
                                                                              ============        ============


   See accompanying notes to the condensed consolidated financial statements.


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Nine Month Periods Ended September 30, 2000 and 1999

NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (LaserSight) as of September 30, 2000, and for the three and nine month periods ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight's annual report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year. The review report of KPMG LLP, independent auditors, accompanies the condensed consolidated financial statements included in
         Item 1 of Part I.

NOTE 2   PER SHARE INFORMATION

         Basicloss per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied). Diluted loss per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase Common Stock, and convertible Preferred Stock and are included in the computation using the treasury stock method if they would have a dilutive effect.

NOTE 3   INVENTORIES

         Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates costs determined on the first-in first-out basis. The components of inventories at September 30, 2000 and December 31, 1999 are summarized as follows:

                                          September 30, 2000   December 31, 1999
                                          ------------------   -----------------

         Raw materials                     $  7,525,977           6,381,980
         Work-in-process                      1,260,717             630,342
         Finished goods                       3,395,989             958,387
         Test equipment - clinical trials       481,489             439,114
                                           ------------        ------------
                                           $ 12,664,172           8,409,823
                                           ============        ============

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

         The table below summarizes information about reported segments as of and for the three months ended September 30, 2000 and 1999:

                                                                                     Depreciation
                                  Operating        Operating                              and            Capital
                                   Revenues      Profit (Loss)       Assets          Amortization      Expenditures
                                   --------      -------------       ------          ------------      ------------
2000
----
Operating  segments:
     Refractive products        $  7,015,856      (4,832,764)      44,244,181           671,600           625,828
     Patent services                 827,768         697,437        2,877,099           129,330                --
     Health care services            165,600        (133,465)       3,448,237            63,571            13,843
     General corporate                    --        (375,956)      12,048,653             2,563                --
     Developmental stage
     company - LaserSight
     Centers                              --         (69,174)       2,340,356            69,174                --
                                ------------    ------------     ------------      ------------       -----------
Consolidated total              $  8,009,224      (4,713,922)      64,958,526           936,238           639,671
                                ============    ============     ============      ============       ===========

1999
----
Operating  segments:
     Refractive products        $  6,108,109      (3,074,993)      28,782,268           534,087         * 563,838
     Patent services                 753,928         623,645        3,432,118           129,330                --
     Health care services             79,530        (218,076)       3,711,357            70,731               805
     General corporate                    --        (504,064)      14,944,756             2,227             6,845
     Developmental stage
     company - LaserSight
     Centers                              --         (69,174)       2,836,349            69,174                --
                                ------------    ------------     ------------      ------------       -----------
Consolidated total              $  6,941,567      (3,242,662)      53,706,848           805,549           571,488
                                ============    ============     ============      ============       ===========


* Includes $423,264 reclassified from inventory related to laser systems used for training and other internal activities.

         The table below summarizes information about reported segments as of and for the nine months ended September 30, 2000 and 1999:

                                                                                     Depreciation
                                   Operating       Operating                             and              Capital
                                   Revenues      Profit (Loss)       Assets          Amortization      Expenditures
                                   --------      -------------       ------          ------------      ------------
2000
----
Operating segments:
     Refractive products        $ 25,501,779      (9,754,619)      44,744,181         1,983,767         1,418,129
     Patent services               2,086,449       1,697,458        2,877,099           387,990                --
     Health care services            577,045        (326,712)       3,448,237           206,929            17,586
     General corporate                    --      (1,487,458)      12,048,653             7,727                --
     Developmental stage
     company -
     LaserSight Centers                   --        (207,536)       2,340,356           207,522                --
                                ------------    ------------     ------------      ------------       -----------
Consolidated total              $ 28,165,273     (10,078,867)      64,958,526         2,748,935         1,435,715
                                ============    ============     ============      ============       ===========

1999
----
Operating segments:
     Refractive products        $ 15,343,959      (9,099,390)      28,782,268         1,617,364      **   904,945
     Patent services               1,463,928       1,074,985        3,432,118           387,990                --
     Health care services            283,535        (486,314)       3,711,357           212,193               805
     General corporate                    --      (1,541,432)      14,944,756             5,821            11,341
     Developmental stage
     company -
     LaserSight Centers                  --         (207,522)       2,836,349           207,522                --
                                ------------    ------------     ------------      ------------       -----------
Consolidated total              $ 17,091,422     (10,259,673)      53,706,848         2,430,890           917,091
                                ============    ============     ============      ============       ===========



** Includes $423,264 reclassified from inventory related to laser systems used for training and other internal activities.

NOTE 5   ACQUISITION

         Intellectual Property

         On March 8, 2000, LaserSight acquired all intellectual property related to a development project designed to provide front-to-back analysis and total refractive measurement of the eye from Premier Laser Systems, Inc. Of the total consideration of $4,050,000 before transaction costs, $2,825,000 was paid at closing, $500,000 was paid in April 2000 and $725,000 was paid in May 2000. Assets purchased included U.S. and foreign patents and pending patent applications and an exclusive license to nine patents that are intended to be used to complete development of an integrated refractive diagnostic work station. The total cost is included in the net costs of Patents and will be amortized over the life of the patents.

NOTE 6   LICENSE AGREEMENT

         On January 18, 2000, the Company entered into a first amendment to a keratome license and royalty agreement related to certain keratome related products originally entered into in September 1997. Under the terms of the amendment, the Company would have been obligated to pay $7.6 million in cash and issue 555,552 shares of Common Stock to the licensors. The 555,552 shares of Common Stock were placed in escrow and are included in common shares issued and outstanding on that date. If the Company raised equity capital totaling $15 million or more by May 31, 2000, or otherwise elected in its sole discretion to proceed with the amendment, the shares would have been released from escrow and the Company would have been obligated to pay the $7.6 million in cash within the next six months. Otherwise, the shares would be returned to the Company. In addition, the Company paid the licensors $200,000 upon execution of the amendment and $200,000 on April 1, 2000. The amendment eliminated the restriction on the Company manufacturing, marketing and selling other keratomes, but the sale of such other keratomes is included in the gross profit to be shared with the licensors. The licensor's share of the gross profit, as defined in the agreement, would remain at 50% if the amendment was not triggered and would have been reduced to 10% if the amendment was triggered. Through May 31, 2000, the Company raised equity capital totaling $13.25 million and the Company did not elect to proceed with the amendment. Effective on such date, the shares were returned to the Company and cancelled.

         In May 2000, the licensors offered to purchase $1.75 million of LaserSight Common Stock to enable the Company to reach the target of $15 million of total equity capital raised. The Company did not accept such offer and filed a declaratory judgment and injunctive relief action alleging that the offer of the licensors is an attempt to alter the terms of the amendment and that the Company is not in breach. See
         Part II, Item 1 - Legal Proceedings.

NOTE 7   LINE OF CREDIT

         Revolving Credit Agreement
         --------------------------

         On September 15, 2000, LaserSight established a $5.0 million revolving line of credit (Credit Agreement) with The Huntington National Bank (Huntington). Under the Credit Agreement, LaserSight has the option to borrow amounts at a rate per annum equal to one half of one percent (1/2%) above the prime rate for short term working capital needs or such other purposes as may be approved by Huntington. Borrowings are limited to 50% of qualified accounts receivable related to U.S. sales. The Credit Agreement requires LaserSight to maintain a specific liquidity level and minimum tangible net worth. The terms of the Credit Agreement extend to August 30, 2001. At September 30, 2000, LaserSight had no outstanding borrowings under the Credit Agreement.

NOTE 8   STOCKHOLDERS' EQUITY

         Private Placement
         -----------------

         On September 8, 2000, the Company closed a transaction for the sale of 1,714,286 shares of Common Stock to a total of two investors in exchange for the Company receiving $6.0 million in cash. In addition, the investors received warrants to purchase a total of 600,000 shares of Common Stock at an exercise price of $3.60 per share.

                       Independent Auditors' Review Report

The Board of Directors
LaserSight Incorporated:

We have reviewed the condensed consolidated balance sheet of LaserSight Incorporated and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of LaserSight Incorporated and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 11, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                  /s/ KPMG LLP

St. Louis, Missouri
October 20, 2000

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         LaserSight is principally engaged in the manufacture and supply of precision beam scanning spot technology excimer laser systems, keratomes, keratome blades and other related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of over 325 laser systems, including approximately 150 of our LaserScan LSX(R) laser systems. In March 2000, we began commercial shipments of our LaserScan LSX laser system to customers in the U.S.

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

                                                  As a Percentage of Net Revenues                             Over Prior Periods
                                                  -------------------------------                             ------------------
                                              Three Months                    Nine Months             Three Months      Nine Months
                                                  Ended                          Ended                  Ended              Ended
                                              September 30,                  September 30,           September 30,     September 30,
                                           2000            1999           2000            1999       2000 vs. 1999     2000 vs. 1999
                                           ----            ----           ----            ----       -------------     -------------
Statement of Operations Data:
Net Revenues:
   Refractive products............         87.6%           88.0%           90.5%           89.8%          14.9%            66.2%
   Patent service.................         10.3            10.9             7.4             8.6            9.8             42.5
   Healthcare services............          2.1             1.1             2.1             1.6          108.2            103.5
                                          -----           -----           -----           -----          -----            -----
       Net Revenues...............        100.0           100.0           100.0           100.0           15.4             64.8
Cost of Revenue...................         43.8            40.3            40.0            42.2           25.3             56.2
                                          -----           -----           -----           -----          -----            -----
Gross Profit (1)..................         56.2            59.7            60.0            57.8            8.7             71.1
Research, development and
   regulatory expenses (2)........         13.7            11.0            11.9            13.2           43.0             48.3
Other general and administrative
   expenses.......................         67.9            62.7            56.9            71.1           25.2             31.9
Selling-related expenses (3)......         25.4            23.6            20.0            22.4           24.2             47.2
Amortization of intangibles.......          8.1             9.1             7.0            11.1            1.8              3.2
                                          -----           -----           -----           -----          -----            -----
Loss from operations..............        (58.9)          (46.7)          (35.8)          (60.0)          45.4             (1.8)
---------------

(1) As a percentage of net revenues, the gross profit for refractive products only for each of the three months ended September 30, 2000 and 1999, and the nine months ended September 30, 2000 and 1999, were 51%, 55%, 57% and 54%, respectively.

(2) As a percentage of refractive product net sales, research, development and regulatory expenses for each of the three months ended September 30, 2000 and 1999, and the nine months ended September 30, 2000 and 1999, were 16%, 13%, 13% and 15%, respectively.

(3) As a percentage of refractive product net sales, selling-related expenses for each of the three months ended September 30, 2000 and 1999, and the nine months ended September 30, 2000 and 1999, were 29%, 27%, 22% and 25%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues. Net revenues for the nine months ended September 30, 2000 increased by $11.1 million, or 65%, to $28.2 million from $17.1 million for the comparable period in 1999.

         During the nine months ended September 30, 2000, refractive products revenues increased $10.2 million, or 66%, to $25.5 million from $15.3 million for the comparable period in 1999. This revenue increase was primarily the result of increased sales of the LaserScan LSX due to our ability to sell laser systems in the U.S., the higher price of the LaserScan LSX excimer laser system and the introduction of our blade and keratome related products. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance, and we are significantly dependent upon our marketing alliance with Becton Dickinson with respect to the sale of our keratome products." During the nine months ended September 30, 2000, excimer laser system sales accounted for approximately $22.3 million in revenues compared to $13.9 million in revenues over the same period in 1999. During the nine months ended September 30, 2000 and 1999, respectively, LaserScan LSX system sales accounted for 99% and 90%, respectively, of total excimer laser system sales. During the nine months ended September 30, 2000, 68 laser systems were sold, including 32 in the U.S., compared to 52 laser system sales over the comparable period in 1999, of which nine were sold in the U.S. for clinical trials. Of the 68 laser systems sold in the first nine months of 2000, three were discounted sales to existing customers compared to 52 laser systems sold that included 10 discounted sales to existing customers during the comparable period in 1999.

         Net revenues from patent services for the nine months ended September 30, 2000 increased approximately $0.6 million, or 43%, to $2.1 million from $1.5 million for the comparable period in 1999, due to increased licensing fees.

         Net revenues from health care services for the nine months ended September 30, 2000 increased approximately $0.3 million, or 104%, to $0.6 million from $0.3 million for the comparable period in 1999. This increase primarily resulted from additional consulting services provided, partially attributable to the two senior level consultants added during the third quarter of 1999.

         Cost of Revenue; Gross Profits. For the nine months ended September 30, 2000 and 1999, gross profit margins were 60% and 58%, respectively. The gross margin increase during the nine months ended September 30, 2000 was primarily attributable to increased sales of the LaserScan LSX excimer laser system and higher patent and health care services revenues. These increased sales were partially offset by higher raw material costs relating to the LaserScan LSX excimer laser system and an increase in our inventory obsolescence reserve of $0.5 million.

         Research, Development and Regulatory Expense. Research, development and regulatory expenses for the nine months ended September 30, 2000 increased $1.0 million, or 48%, to $3.3 million from $2.3 million for the comparable period in 1999. We continued to develop our keratome systems, excimer laser systems and continued to pursue expanded FDA approvals for our refractive products. As a result of a continuation of these efforts plus the development of new technologies like our AstraMax(TM) diagnostic workstation, we expect research and development expenses during the remainder of 2000 to approximate the levels incurred during the third quarter of 2000. Regulatory expenses are expected to remain constant as a result of our continued pursuit of FDA approvals, protocols added during 1999 related to the potential use of our laser systems for treatments utilizing the LASIK procedure, pre-market approval supplements added during 2000 and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA.

         Other General and Administrative Expenses. Other general and administrative expenses for the nine months ended September 30, 2000 increased $3.9 million, or 32%, to $16.0 million from $12.1 million for the comparable period in 1999. This increase was due to an increase in expenses incurred at our refractive products subsidiary of approximately $3.9 million over the comparable period in 1999. These included enhancements primarily to the customer support and training,sales and marketing departments, including the establishment of a

U.S. sales department, of $2.3 million, the establishment of our European operation of $0.4 million, higher depreciation costs of $0.3 million and $0.7 million of legal fees related to patent issues and litigation. See "Risk Factors and Uncertainties--Financial and Liquidity Risks--If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses, and we may experience difficulty collecting restructured receivables with extended payment terms."

         Selling-Related Expenses. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the nine months ended September 30, 2000 increased $1.8 million, or 47%, to $5.6 million from $3.8 million during the comparable period in 1999. This increase was primarily attributable to a $0.7 million increase in sales commissions resulting from increased laser system sales, an increase of $0.6 million in license fees primarily resulting from the introduction of our keratome products and an increase of $0.6 million of warranty expense primarily related to increased laser system sales. During the third quarter of 2000, $0.3 million of keratome-related royalties resulted from minimum royalty obligations. See "Risk Factors and Uncertainties - Company and Business Risks - Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products."

         Amortization of Intangibles. During the nine months ended September 30, 2000, costs relating to the amortization of intangible assets was $2.0 million, approximately the same as for the comparable period in 1999. Items directly related to the amortization of intangible assets are acquired technologies, patents, license agreements and goodwill.

         Loss From Operations. The operating loss for the nine months ended September 30, 2000 was $10.1 million compared to the operating loss of $10.3 million for the same period in 1999. This decrease in the loss from operations was primarily due to the increase in sales of our LaserScan LSX excimer laser system and an improvement in the operating gain generated by our patent services subsidiary, partially offset by an increase in other general and administrative expenses related to our refractive products operations.

         Other Income and Expense. Interest and dividend income for the nine months ended September 30, 2000 was $0.7 million, an increase of $0.2 million over the comparable period in 1999. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense for the nine months ended September 30, 2000 and 1999 was not material.

         Income Taxes. For the nine months ended September 30, 2000 and 1999, LaserSight had no income tax expense as a result of net losses.

         Net Loss. Net loss for the nine months ended September 30, 2000, was $9.4 million compared to a net loss of $9.8 million for the comparable period in 1999. The decrease in net loss for the nine months ended September 30, 2000 can be attributed to the increase in sales of our LaserScan LSX excimer laser system and an improvement in the operating gain generated by our patent services subsidiary, partially offset by an increase in other general and administrative expenses related to our refractive products operations.

         Loss Per Share. The loss per basic and diluted share was $0.46 for the nine months ended September 30, 2000 and $0.62 for the comparable period in 1999. During the nine months ended September 30, 2000, the weighted average shares of common stock outstanding increased primarily due to private placements of common stock and the exercise of options and warrants.

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues. Net revenues for the three months ended September 30, 2000 increased by $1.1 million, or 15%, to $8.0 million from $6.9 million for the comparable period in 1999.

         During the three months ended September 30, 2000, refractive products revenues increased $0.9 million, or 15%, to $7.0 million from $6.1 million for the comparable period in 1999. This revenue increase was primarily the result of sales of higher priced LaserScan LSX excimer laser system. During the three months ended September 30, 2000, excimer laser system sales accounted for approximately $6.3 million in revenues compared to $5.7 million in revenues over the same period in 1999. During the three months ended September 30, 2000 and 1999, respectively, LaserScan LSX system sales accounted for 95% and 100%, respectively, of total excimer laser system sales. During the three months ended September 30, 2000, 19 laser systems were sold, including 9 in the U.S., compared to 19 laser system sales over the comparable period in 1999, of which four were sold in the U.S. for clinical trials. Of the 19 laser systems sold in the third quarter of 2000, one was a discounted sale to an existing customer compared to 19 laser systems sold that included three discounted sales to existing customers over the comparable period in 1999.

         Net revenues from patent services for the three months ended September 30, 2000 increased approximately $0.1 million, or 10%, to $0.8 million from $0.7 million for the comparable period in 1999, due to increased licensing fees.

         Net revenues from health care services for the three months ended September 30, 2000 increased approximately $0.1 million, or 108%, to $0.2 million from $0.1 million for the comparable period in 1999. This increase primarily resulted from additional consulting services provided, partially attributable to the two senior level consultants added during the third quarter of 1999.

         Cost of Revenue; Gross Profits. For the three months ended September 30, 2000 and 1999, gross profit margins were 56% and 60%, respectively. The gross margin decrease during the three months ended September 30, 2000 was primarily attributable to higher raw material costs relating to the LaserScan LSX excimer laser system.

         Research, Development and Regulatory Expense. Research, development and regulatory expenses for the three months ended September 30, 2000 increased $0.3 million, or 43%, to $1.1 million from $0.8 million for the comparable period in 1999. We continued to develop our keratome systems, excimer laser systems and continued to pursue expanded FDA approvals for our refractive products. As a result of a continuation of these efforts plus the development of new technologies like our AstraMax diagnostic workstation, we expect research and development expenses during the remainder of 2000 to approximate the levels incurred during the third quarter of 2000. Regulatory expenses are expected to remain constant as a result of our continued pursuit of FDA approvals, protocols added during 1999 related to the potential use of our laser systems for treatments utilizing the LASIK procedure, pre-market approval supplements added during 2000 and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA.

         Other   General  and   Administrative   Expenses.   Other  general  and
administrative expenses for the three months ended September 30, 2000 increased $1.1 million, or 25%, to $5.4 million from $4.3 million for the comparable period in 1999. This increase was due to an increase in expenses incurred at our refractive products subsidiary of approximately $1.3 million over the comparable period in 1999. These included enhancements primarily to the customer support and training, sales and marketing departments, including the establishment of a U.S. sales department, of $0.9 million, the establishment of our European operation of $0.2 million, higher depreciation costs of $0.1 million and $0.1 million of legal fees related to patent issues and litigation.

         Selling-Related Expenses. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the three months ended September 30, 2000 increased $0.4 million, or 24%, to $2.0 million from $1.6 million during the comparable period in 1999. This increase was primarily attributable to a $0.2 million increase in sales commissions resulting from higher sales and an increase of $0.3 million in license fees primarily resulting from the introduction of our keratome products. During the third quarter of 2000, $0.3 million of keratome-related royalties resulted from minimum royalty obligations.

See "Risk Factors and Uncertainties - Company and Business Risks - Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products."

         Amortization of Intangibles. During the three months ended September 30, 2000, costs relating to the amortization of intangible assets was $0.6 million, approximately the same as for the comparable period in 1999. Items directly related to the amortization of intangible assets are acquired technologies, patents, license agreements and goodwill.

         Loss From Operations. The operating loss for the three months ended September 30, 2000 was $4.7 million compared to the operating loss of $3.2 million for the same period in 1999. This increase in the loss from operations was primarily due to the increase in other general and administrative expenses related to our refractive products operations.

         Other Income and Expense. Interest and dividend income for the three months ended September 30, 2000 was $0.2 million, approximately the same as for the comparable period in 1999. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense for the three months ended September 30, 2000 and 1999 was not material.

         Income Taxes. For the three months ended September 30, 2000 and 1999, LaserSight had no income tax expense as a result of net losses.

         Net Loss. Net loss for the three months ended September 30, 2000, was $4.5 million compared to a net loss of $3.0 million for the comparable period in 1999. The increase in net loss for the three months ended September 30, 2000 can be attributed to an increase in other general and administrative expenses related to our refractive products operations.

         Loss Per Share. The loss per basic and diluted share was $0.21 for the three months ended September 30, 2000 and $0.17 for the comparable period in 1999. During the three months ended September 30, 2000, the weighted average shares of common stock outstanding increased primarily due to the private placements of common stock and the exercise of options and warrants.

Liquidity and Capital Resources

         Our principal sources of funds have historically been from sales of preferred stock and common stock, sales of subsidiaries and patent rights and, to a lesser extent, our operating cash flows. We issued securities totaling approximately $14.8 million in 1997, $15.8 million in 1998, $8.9 million in 1999 and $19.1 million to date in 2000, and received proceeds from the exercise of stock options and warrants and purchases under our Employee Stock Purchase Plan of approximately $98,000 in 1997, $0.5 million in 1998, $10.4 million in 1999 and $85,000 to date in 2000. In addition, we sold subsidiaries and various patent rights, resulting in proceeds to us of approximately $10.5 million in 1997 and $12.7 million in 1998. We have principally used these capital resources to fund operating losses, working capital requirements, capital expenditures, acquisitions and retirement of debt. At September 30, 2000, we had an accumulated deficit of $47.6 million.

         On September 15, 2000, we established a $5.0 million revolving line of credit (Credit Agreement) with The Huntington National Bank (Huntington). Under the Credit Agreement, we have the option to borrow amounts at a rate per annum equal to one half of one percent (1/2%) above the prime rate for short term working capital needs or such other purposes as may be approved by Huntington. Borrowings are limited to 50% of qualified accounts receivable related to U.S. sales. The Credit Agreement requires us to maintain a specific liquidity level and minimum tangible net worth. The terms of the credit Agreement extend to August 30, 2001. At September 30, 2000, we had no outstanding borrowings under the Credit Agreement.

         Our working capital increased $5.7 million from $21.6 million at December 31, 1999 to $27.3 million as of September 30, 2000. This increase in working capital resulted primarily from the private placements of common stock in January, February and September 2000 and other equity transactions, which resulted in gross proceeds of $19.2 million, offset primarily by our loss before depreciation and amortization of $6.6 million and our acquisition of property and intangible assets for $5.9 million.

         Operating activities used net cash of $12.4 million during the nine months ended, September 30, 2000, compared to $7.7 million of net cash used during the same period in 1999, and $11.7 million during the year ended December 31, 1999. We expect to incur a loss and a deficit in cash flow from operations for the fourth quarter of 2000. There can be no assurance that we can regain or sustain profitability or positive operating cash flow in any subsequent fiscal period. Net cash used in investing activities of $5.9 million during the nine months ended September 30, 2000 can be attributed primarily to the purchase of patents and property and equipment. As of September 30, 2000, we had no material commitments for capital expenditures. Net cash provided from financing activities during the nine months ended September 30, 2000 of $19.2 million resulted primarily from the issuance of 3,060,316 shares of common stock in private placements to five investors for gross proceeds of $19.3 million (including $10.0 million from TLC).

         We are currently exploring opportunities for additional debt financing or equity financing through a private placement of our common stock. We believe that, in addition to our existing balances of cash and cash equivalents and our cash flows from operations, some form of equity or debt financing will be necessary to fund our anticipated working capital requirements for the next 12 months in accordance with our current business plan. Our belief regarding future working capital requirements is based on various factors and assumptions including: the growth in laser sales resulting from our entrance into the U.S. market in March 2000 with corresponding increases in accounts receivable and inventory purchases to date, the uncertain timing of astigmatism and other supplemental FDA approvals for our LaserScan LSX excimer laser system, which could continue to impact our sales in the fourth quarter of 2000, the uncertain timing of the market introduction of our UltraShaper(TM) durable keratomes, commercial acceptance of our UltraEdge(TM) keratome blades and UniShaper(TM) single-use keratomes, which we believe is partially dependent upon the successful introduction of the UltraShaper, the anticipated timely collection of receivables, and the absence of unanticipated product development and marketing costs. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance, and we are significantly dependent upon our marketing alliance with Becton Dickinson with respect to the sale of our keratome products." These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. Similarly, our long-term liquidity will be dependent on the successful entrance into the U.S. market with our laser systems, the successful entrance into U.S. and international markets of our keratome products, and our ability to collect our receivables on a timely basis. We may seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. Other than the $5.0 million credit facility completed in September 2000 with Huntington, we currently do not have any commitments for additional financing. There can be no assurance that we can obtain financing that we believe will be necessary to finance our working capital requirements for the next 12 months. See "Risk Factors and Uncertainties--Financial and Liquidity Risks--We could require additional financing which might not be available if we need it."

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

         We received the Food & Drug Administration approval necessary for the commercial marketing and sale of our LaserScan LSX(R) excimer laser system in the U.S. in late 1999 and commercial shipments to customers in the U.S. began in March 2000. Our previous experience marketing and selling our LaserScan LSX excimer laser system in the U.S. had been limited to cost-recovery sales to refractive surgeons participating in our FDA clinical trials.

         The required level of per procedure fees payable to us by refractive surgeons may not be accepted by the marketplace or may exceed those charged by our competitors. While we believe that gaining access to our recently-approved scanning narrow beam laser technology justifies the required per procedure fee levels, we cannot assure you that this business model will be accepted by a large number of refractive surgeons. If our competitors reduce or do not charge per procedure fees to users of their systems, we could be forced to reduce or eliminate the fees charged under this business model, which could significantly reduce our revenues. For example, Nidek Co., Ltd., one of our competitors, has publicly stated that it will not charge per procedure fees to users of its laser systems in the U.S. and internationally.

         Successful implementation of this business model is crucial to our success in selling our LaserScan LSX laser system in the U.S. and may require the expenditure of significant financial and other resources to create awareness of the LaserScan LSX laser system and create demand by refractive surgeons. If our laser system fails to achieve market acceptance in the U.S., we may not be able to execute our business plan, which would have a material adverse effect on our business, financial condition and results of operations.

         WE CANNOT ASSURE YOU THAT OUR KERATOME PRODUCTS WILL ACHIEVE MARKET ACCEPTANCE, AND WE ARE SIGNIFICANTLY DEPENDENT UPON OUR MARKETING ALLIANCE WITH BECTON DICKINSON WITH RESPECT TO THE SALE OF OUR KERATOME PRODUCTS.

         Keratomes   are  surgical   devices  used  to  create  a  corneal  flap
immediately prior to LASIK laser vision correction procedures. We began to roll out our MicroShape(TM) family of keratome products with the commercial launch of our UltraEdge(TM) keratome blades in July 1999 and of our UniShaper(TM) single-use keratomes and control consoles in December 1999. We anticipate the commercial launch of our UltraShaper(TM) durable keratomes during the fourth quarter of 2000 or first quarter of 2001. We had previously estimated the launch of this product during the second quarter of 2000. We cannot assure you that there will not be further unanticipated delays in the launch of our UltraShaper durable keratome, which has continued a process of engineering refinement and validity testing prior to commercial release. Our UniShaper single-use keratome was the first disposable keratome product to be commercially marketed, and we cannot assure you that refractive surgeons, including in particular refractive surgeons who perform a large volume of LASIK procedures, will accept our UniShaper product as either a replacement for or a supplement to the durable keratomes traditionally used to create corneal flaps. In our recent experience, many surgeons are reluctant to use a disposable keratome product as their primary keratome. Also, market acceptance of the UniShaper may be hindered by surgeons needing to alter their surgical technique in order to achieve the desired clinical results. Our UltraShaper durable keratome incorporates the features found in the Automated Corneal Shaper keratome previously marketed by Bausch & Lomb, Inc. with new enhancements and features. However, Bausch & Lomb has not aggressively marketed or serviced the ACS since 1997 when we licensed the rights to commercially market keratomes based on the same technology, and has successfully transitioned a large number of refractive surgeons from the ACS to its Hansatome durable keratome product. We believe that many refractive surgeons learned to perform the LASIK procedure using the ACS and prefer the surgical technique required by the ACS, which is also used to operate our UltraShaper durable keratome, to the surgical technique required to operate the Hansatome keratome product. However, we cannot assure you that we will be successful in commercially introducing or achieving broad market acceptance of our UltraShaper durable keratome or our other keratome products.

         Successful implementation of our keratome product sales strategy is in part dependent upon our marketing and distribution alliance with Becton Dickinson. Pursuant to our October 1999 agreement, Becton Dickinson is, subject to limited exceptions, the exclusive distributor of our keratomes and keratome related products in the U.S., the U.K., Ireland and Japan, and has a non-exclusive right to distribute kits including keratome products in other countries. While our agreement with Becton Dickinson has a five-year term, it is subject to early termination in certain circumstances, including the failure of Becton Dickinson to achieve minimum sales levels. If we cannot successfully market and sell our keratome products or if our marketing and distribution alliance with Becton Dickinson fails to benefit us as expected, we may not be able to execute our business plan, which would have a material adverse effect on our business, financial condition and results of operations. See also "--Company and Business Risks--Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products."

         THE VISION CORRECTION INDUSTRY CURRENTLY CONSISTS OF A FEW ESTABLISHED PROVIDERS WITH SIGNIFICANT MARKET SHARES AND WE MAY ENCOUNTER DIFFICULTIES COMPETING IN THIS HIGHLY COMPETITIVE ENVIRONMENT.

         The vision correction industry is subject to intense, increasing competition, and we do not know if we will be able to compete successfully against our current and future competitors. Many of our competitors have established products, distribution capabilities and customer service networks in the U.S. marketplace, are substantially larger and have greater brand recognition and greater financial and other resources than we do. Visx Incorporated, the historical industry leader for excimer laser system sales in the U.S., sold laser systems which performed a significant majority of the laser vision correction procedures performed in the U.S. in 1998 and 1999. Similarly, Bausch & Lomb sold a significant majority of the keratomes used by refractive surgeons in the U.S. in 1998 and 1999. Two of our other competitors, Summit Technology, Inc. and Autonomous Technology Corporation merged in April 1999 to become Summit Autonomous Inc. The merger resulted in a combined entity with enhanced market presence, technology base and distribution capabilities and a narrow beam laser technology platform which will compete more directly with our precision beam scanning spot LaserScan LSX excimer laser system. In addition, as a result of the merger, the combined entity will be able to sell narrow beam laser systems under a royalty-free license to certain Visx patents without incurring the expense and uncertainty associated with intellectual property litigation with Visx. In June 2000, Alcon Holdings, Inc., a subsidiary of Nestle SA, acquired substantially all the outstanding stock of Summit Autonomous Inc. through a tender offer. We anticipate that Alcon will leverage the sale of Summit's laser systems with its other ophthalmic products.

         MANY OF OUR COMPETITORS RECEIVED EARLIER REGULATORY APPROVALS THAN US AND MAY HAVE A COMPETITIVE ADVANTAGE OVER US DUE TO THE SUBSEQUENT EXPANSION OF THEIR REGULATORY APPROVALS AND THEIR SUBSTANTIAL EXPERIENCE IN THE U.S. MARKET.

         We received the FDA approval necessary for the commercial sale of our LaserScan LSX excimer laser system in the U.S. in November 1999, and commercial shipments to customers in the U.S. began in March 2000. Our direct competitors include large corporations such as Visx and Alcon Summit Autonomous, each of whom received FDA approval of excimer laser systems more than three years ago and has substantial experience manufacturing, marketing and servicing laser systems in the U.S. In addition to Visx and Alcon Summit Autonomous, Nidek and Bausch & Lomb have also received FDA approval for their laser systems.

         In the U.S., a manufacturer of excimer laser vision correction systems gains a competitive advantage by having its systems approved by the FDA for a wider range of treatments. Initial FDA approvals of excimer laser vision correction systems historically have been limited to PRK treatment of low to moderate nearsightedness, with additional approvals for other and broader treatments granted only as a result of subsequent FDA applications and clinical trials. Our LaserScan LSX is currently approved only for the PRK treatment of low to moderate nearsightedness (up to -6.0 diopters) without astigmatism. In August 2000, we received FDA approval to operate our laser systems at a 200 Hz pulse repetition rate, twice the originally approved rate. Currently, excimer laser vision correction systems manufactured by Visx, Alcon Summit Autonomous, Bausch & Lomb and Nidek have been approved for higher levels of nearsightedness than the LaserScan LSX and are also approved for the treatment of nearsightedness with astigmatism for which the LaserScan LSX currently does not have approval. The Visx and Alcon Summit Autonomous excimer laser systems are also approved for the treatment of moderate farsightedness.

         We have submitted an application to the FDA for approval for the treatment of nearsightedness with astigmatism and have responded to FDA requests for additional patient data related to our application. We anticipate FDA approval of this application during the fourth quarter of 2000, though we cannot ensure when the approval will be received. We have submitted an application to the FDA to permit our laser systems sold to customers in the U.S. to include our latest eye tracking technology and anticipate FDA approval for this application late in the fourth quarter of 2000. In addition, by the end of November 2000, we expect to submit an application to the FDA to permit our laser systems sold to customers in the U.S. to utilize LASIK to treat myopic astigmatism, hyperopic astigmatism, and mixed astigmatism. FDA approval of this application is anticipated by the second quarter of 2001, though we cannot ensure when the approval will be received. Our ability to sell our laser systems in the U.S. may be severely impaired if the FDA does not timely approve our application for our LaserScan LSX to treat nearsightedness with astigmatism, our application to permit our laser systems sold to customers in the U.S. to include our latest eye tracking technology, or our application to permit our laser systems sold to customers in the U.S. to utilize LASIK to treat myopic astigmatism, hyperopic astigmatism, and mixed astigmatism.

         Alcon Summit Autonomous's Apex Plus and Ladarvision Excimer Laser Workstations, Visx's Star S2 Excimer Laser System and Nidek's EC-5000 Excimer Laser System have received FDA approval for the LASIK treatment of myopia (nearsightedness) with or without astigmatism. The approvals for most of the systems are for the correction of myopia in the range of 0 diopters to -14.0 diopters and myopia with astigmatism generally in the range of -0.5 diopters to -5.0 diopters. Bausch & Lomb's Technolas 217 excimer laser has also received FDA approval for the treatment of myopia up to -7.0 diopters with up to -3.0 diopters of astigmatism. These laser systems are currently the only laser systems commercially available in the U.S. with FDA approval for use in LASIK. A physician may decide, as part of the practice of medicine, to use a medical device outside of its FDA-approved indications for an unapproved or "off-label" use. Prior to these laser approvals, all LASIK procedures performed in the U.S. with commercially available lasers were performed as the practice of medicine. In September 2000, the FDA approved Alcon Summit Autonomous's Ladarvision system for the correction of farsightedness of up to +6.0 diopters and an astigmatism range of up to 6.0 diopters. In October 2000, the FDA approved Visx's Star S2 system for the correction of farsightedness of up to +5.0 diopters and an astigmatism range of up to 4.0 diopters. Competitors' receipt of LASIK-specific FDA regulatory approvals could give them a significant competitive advantage which could impede our ability to successfully sell our LaserScan LSX system in the U.S. or discourage physicians from using our or other manufacturers' lasers off-label. Our failure to successfully market our product could have a material adverse effect on our business, financial condition and results of operations.

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

         Unfavorable side effects and potential complications which may result from the use of laser vision correction systems manufactured by any manufacturer may broadly affect market acceptance of laser-based vision correction surgery. Potential patients may not distinguish between our precision beam scanning spot technology and the laser technology incorporated by our competitors in their laser systems, and customers may not differentiate laser systems and procedures that have not received FDA approval from FDA-approved systems and procedures. Any adverse consequences resulting from procedures performed with a competitor's systems or an unapproved laser system could adversely affect consumer acceptance of laser vision correction in general. In addition, because laser vision correction is an elective procedure which is not typically covered by insurance and which involves more significant immediate expense than eyeglasses or contact lenses, adverse changes in the U.S. or international economy may cause consumers to reassess their spending choices and to select lower-cost alternatives for their vision correction needs. Any such shift in spending patterns could reduce the volume of LASIK procedures performed which would, in turn, reduce our revenues from per procedure fees and sales of single-use products such as our UniShaper keratome and our UltraEdge keratome blades.

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

COMPANY AND BUSINESS RISKS

         WE ARE SUBJECT TO RISKS AND UNCERTAINTIES RELATING TO LITIGATION.

         Visx commenced a lawsuit in November 1999 in the United States District Court, District of Delaware, against us alleging that our LaserScan LSX laser system infringes one of Visx's U.S. patents for equipment used in ophthalmic surgery. The LaserScan LSX is the only laser system we are currently marketing and is the only laser system manufactured by us which is approved for sale to U.S. customers. The suit requests, among other things, injunctive relief, treble damages and attorneys' fees and expenses. Management does not believe that our LaserScan LSX laser system infringes the asserted Visx patent. However, we had agreed to a stay of such litigation to pursue license negotiations with Visx in an effort to help facilitate commercialization of the LaserScan LSX in the U.S. market. We withdrew from license negotiations with Visx in February 2000, and after the stay of the litigation was lifted, we filed suit against Visx, claiming non-infringement and invalidity of the Visx patent and asserting that Visx infringes U.S. Patent No. 5,630,810 to which we hold an exclusive license. We also began to sell and ship our LaserScan LSX laser systems in the U.S. during March 2000.

         We believe that the claims Visx has made against us are without merit and we intend to vigorously contest them. However, if we are unsuccessful in defending this lawsuit, we may be enjoined from manufacturing and selling our LaserScan LSX laser system in the U.S. without a license from Visx. In addition, we may be subject to damages for past infringement. No assurance can be given as to whether we will be subject to such damages or, if so, the amount of damages which we may be required to pay. In addition, such patent litigation could be time-consuming, cause us to incur substantial expense, divert management's attention and resources, cause product shipment delays or require us to develop non-infringing technology or enter into license agreements in order to market our products. Such license agreements, if required, may not be available on acceptable terms, or at all. The outcome of patent litigation, particularly in jury trials, is inherently uncertain, and an unfavorable outcome in the Visx litigation could have a material adverse effect on our business, financial condition and results of operations.

         In May 2000, we filed a declaratory judgment and injunctive relief action in the U.S. District Court, Eastern District of Virginia, Alexandria Division in connection with our 1997 license and royalty agreement with Luis A. Ruiz, M.D., and Sergio Lenchig. The action relates to the January 2000 amendment to the license agreement that provided for the royalties payable under the license agreement to be reduced in exchange for us making certain cash payments and issuing shares of our common stock. The cash payments and stock issuance were to be made only if we, using our reasonable best efforts, raised $15 million in capital by May 31, 2000, or if we, at our sole option, decided to make the payments and issuance despite the fact that the $15 million had not been raised. Less than $15 million was raised and we elected not to exercise our option. However, Dr. Ruiz and Mr. Lenchig offered to provide the deficiency ($1.75 million) by purchase of our common stock at $10 per share, and claim that our failure to accept their offer constitutes a material breach of the amendment. We allege that the offer of Dr. Ruiz and Mr. Lenchig is an attempt to alter the terms of the amendment and that we are not in breach. Dr. Ruiz and Mr. Lenchig have filed a counterclaim alleging breach of contract and requesting damages of $10 million. Management believes that we have satisfied our obligations under the license agreement and the amendment and that the outcome of this litigation will not have a material adverse effect on our business, financial condition or results from operations. However, the outcome of litigation is inherently uncertain, and an unfavorable outcome in this litigation could have a material adverse effect on our business, financial condition and results of operations. See "--Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products."

         WE WILL BE REQUIRED TO SIGNIFICANTLY EXPAND OUR U.S. MANUFACTURING OPERATIONS TO MEET OUR BUSINESS PLAN AND MUST COMPLY WITH STRINGENT REGULATION OF OUR MANUFACTURING OPERATIONS.

         We manufacture our LaserScan LSX laser systems for sale in the U.S. at our manufacturing facility in Winter Park, Florida, and continue to manufacture our laser systems for sale in international markets at our manufacturing facility in Costa Rica. Our U.S. personnel have limited experience manufacturing laser systems. We cannot, therefore, assure you that we will not encounter difficulties in increasing our production capacity for our laser systems at our Florida facility, including problems involving production delays, quality control or assurance, component supply and lack of qualified personnel. Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to extensive regulation by the FDA, including recordkeeping requirements and reporting of adverse experience with the use of the product. Our manufacturing facilities are subject to periodic inspection by the FDA, certain state agencies and international regulatory agencies. We require that our key suppliers comply with recognized standards as well as our own quality standards, and we regularly test the components and sub-assemblies supplied to us. Any failure by us or our suppliers to comply with applicable regulatory requirements, including the FDA's quality systems/good manufacturing practice (QSR/GMP) regulations, could cause production and distribution of our products to be delayed or prohibited, either of which could have a material adverse effect on our business, financial condition and results of operations.

         REQUIRED MINIMUM PAYMENTS UNDER OUR KERATOME LICENSE AGREEMENT MAY EXCEED OUR GROSS PROFITS FROM SALES OF OUR KERATOME PRODUCTS.

         In addition to the risk that the UniShaper single-use keratome or UltraShaper durable keratome will not be accepted in the marketplace, we are required to make certain minimum payments to the licensor under our keratome limited exclusive license agreement. Under the original agreement, we were required to provide an excimer laser system and pay a total of $300,000 to the licensor in two equal installments due six and 12 months after the date of our receipt of the production molds for the UniShaper product. We provided the laser system to the licensor during the quarter ended June 30, 1998, and we received the molds in late 1999. We shipped the first UniShaper single-use keratome in December 1999 and paid one-half of the $300,000 in July 2000. In addition, beginning seven months after the first commercial shipment, we are required to make royalty payments equal to 50% of our defined gross profits from the sale of our UniShaper and UltraShaper keratomes, with a minimum royalty of $400,000 per calendar quarter for a period of eight quarters. As a result of our obligations under this license arrangement, the minimum royalty payments we are required to make to the licensors may exceed our gross profits from sales of our UniShaper and UltraShaper keratome products. On January 18, 2000, we entered into a first amendment to a license and royalty agreement related to certain keratome related products. Under the terms of the amendment we would have been obligated to pay $7.6 million in cash and issue 555,552 shares of common stock to the licensors. The 555,552 shares of common stock were placed in escrow and were included in common shares issued and outstanding on that date. If we raised equity capital totaling $15 million from January 18, 2000 to May 31, 2000, or we otherwise elected in our sole discretion to proceed with the amendment, the shares would have been released from escrow and we would have been obligated to pay $7.6 million in cash within the next six months. Because we had raised equity capital totaling only $13.25 million, effective on May 31, 2000, the shares were returned to us and cancelled. As a result, we believe that certain terms of the January 2000 amendment to the license agreement was not triggered. In addition, we paid the licensors $200,000 upon execution of the amendment and $200,000 on April 1, 2000. The amendment eliminated the restriction on us manufacturing, marketing and selling other keratomes, but the sale of such other keratomes is included in the gross profit to be shared with the licensors. The licensor's share of the gross profit, as defined in the agreement, will remain 50% as certain provisions of the amendment were not triggered. We agreed to pay the costs of the UniShaper final production molds.

         In May 2000, the licensors offered to purchase $1.75 million of our common stock to enable us to reach the target of $15 million of total equity capital raised. We did not accept such offer on grounds that it was an attempt to alter the terms of the amendment, and litigation between us and the licensors has commenced. See "--We are subject to risks and uncertainties relating to litigation."

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

         OUR BUSINESS DEPENDS ON OUR INTELLECTUAL PROPERTY RIGHTS, AND IF WE ARE UNABLE TO PROTECT THEM, OUR COMPETITIVE POSITION MAY BE ADVERSELY AFFECTED.

         Our business plan is predicated on our proprietary systems and technology, including our precision beam scanning spot technology laser systems. We protect our proprietary rights through a combination of patent, trademark, trade secret and copyright law, confidentiality agreements and technical measures. We generally enter into non-disclosure agreements with our employees and consultants and limit access to our trade secrets and technology. We cannot assure you that the steps we have taken will prevent misappropriation of our intellectual property. Misappropriation of our intellectual property would have a material adverse effect on our competitive position. In addition, we may have to engage in litigation or other legal proceedings in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity. These legal proceedings may consume considerable resources, including management time and attention, which would be diverted from the operation of our business, and the outcome of any such legal proceeding is inherently uncertain.

         We are aware that certain competitors are developing products that may potentially infringe patents owned or licensed exclusively by us. In order to protect our rights in these patents, we may find it necessary to assert and pursue infringement claims against such third parties. We could incur substantial costs and diversion of management resources litigating such infringement claims and we cannot assure you that we will be successful in resolving such claims or that the resolution of any such dispute will be on terms that are favorable to us. See "--We are subject to risks and uncertainties relating to litigation."

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

         Litigation involving patents is common in our industry. While we do not believe our laser systems or keratome products infringe any valid and enforceable patents held by Visx, Alcon Summit Autonomous or any other person, Visx has asserted that we infringe their intellectual property, and we cannot assure you that one or more of our other competitors or other persons will not assert that our products infringe their intellectual property, or that we will not in the future be deemed to infringe one or more patents owned by them or some other party. We could incur substantial costs and diversion of management resources defending any infringement claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to market one or more of our products. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products will be available on commercially reasonable terms, or at all. See "--We are subject to risks and uncertainties relating to litigation ."

         WE ARE  SUBJECT  TO CERTAIN  RISKS  ASSOCIATED  WITH OUR  INTERNATIONAL
SALES.

         Our international sales accounted for 41% and 72% of our total revenues during the nine months and year ended September 30, 2000 and December 31, 1999, respectively. In the future, we expect that sales to international accounts will continue to represent a lower percentage of our total sales as a result of our recent regulatory approval to market our LaserScan LSX laser system in the U.S., the anticipated commercial launch of our UltraShaper durable keratome in late 2000 or early 2001, and the recent commercial launch of our UltraEdge keratome blades and our UniShaper single-use keratome. See "--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance, and we are significantly dependent upon our marketing alliance with Becton Dickinson with respect to the sale of our keratome products." The majority of our international revenues for the nine months ended September 30, 2000 were from customers in Korea, Mexico, and Italy, and for the year ended December 31, 1999 were from customers in Canada, Mexico, Spain, Italy, Belgium and France.

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

FINANCIAL AND LIQUIDITY RISKS

         WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND OPERATING CASH FLOW DEFICITS AND WE EXPECT THAT OPERATING CASH FLOW DEFICITS WILL CONTINUE THROUGH AT LEAST THE FOURTH QUARTER OF 2000.

         We experienced significant net losses and deficits in cash flow from operations for the years ended December 31, 1999 and 1998 and the nine months ended September 30, 2000, as set forth in the following table. We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future.


                                             Year Ended December 31,                   Nine Months Ended
                                          1998                     1999                September 30, 2000
                                          ----                     ----                ------------------
Net Loss...................          $11.9 million            $14.4 million               $ 9.4 million
Deficit in Cash Flow from
   Operations..............          $14.3 million            $11.7 million               $12.4 million


         As of September 30, 2000, we had an accumulated deficit of $47.6 million.

         IF OUR UNCOLLECTIBLE RECEIVABLES EXCEED OUR RESERVES WE WILL INCUR ADDITIONAL UNANTICIPATED EXPENSES, AND WE MAY EXPERIENCE DIFFICULTY COLLECTING RESTRUCTURED RECEIVABLES WITH EXTENDED PAYMENT terms.

         Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $4.9 million at September 30, 2000, will be sufficient to cover the amount of our actual write-offs over time. At September 30, 2000, our net trade accounts and notes receivable totaled approximately $20.2 million, and accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, totaled approximately $2.5 million. Actual write-offs that exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customer's ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers.

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

         At September 30, 2000, we had extended the original payment terms of laser customer accounts totaling approximately $1.0 million by periods ranging from 12 to 60 months. Such restructured receivables represent approximately 4.1% of our gross receivables as of that date. Our liquidity and operating cash flow would be adversely affected if additional extensions become necessary in the future. In addition, it would be more difficult to collect laser system receivables if the payment schedule extends beyond the expected or actual economic life of the system, which we estimate to be approximately five to seven years. To date, we do not believe any payment schedule extends beyond the economic life of the applicable laser system.

         WE COULD REQUIRE ADDITIONAL FINANCING WHICH MIGHT NOT BE AVAILABLE IF WE NEED IT.

         During the nine months ended September 30, 2000 and the year ended December 31, 1999, we experienced deficits in cash flow from operations of $12.4 million and $11.7 million, respectively. We are currently exploring opportunities for additional debt financing or equity financing through a private placement of our common stock. We believe that, in addition to our existing balances of cash and cash equivalents and our cash flows from operations, some form of equity or debt financing will be necessary to fund our anticipated working capital requirements for the next 12 months in accordance with our current business plan. Our belief regarding future working capital requirements is based on various factors and assumptions including: the growth in laser sales resulting from our entrance into the U.S. market in March 2000 with corresponding increases in accounts receivable and inventory purchases to date, the uncertain timing of astigmatism and other supplemental FDA approvals for our LaserScan LSX excimer laser system, which could continue to impact our sales in fourth quarter of 2000, the uncertain timing of the market introduction of our UltraShaper durable keratomes, commercial acceptance of our UltraEdge keratome blades and UniShaper single-use keratomes, which we believe is partially dependent upon the successful introduction of the UltraShaper, the anticipated timely collection of receivables, and the absence of unanticipated product development and marketing costs. See "--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance, and we are significantly dependent upon our marketing alliance with Becton Dickinson with respect to the sale of our keratome products." These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. If we do not collect a material portion of current receivables in a timely manner, or experience less market demand for our products than we anticipate, our liquidity could be materially and adversely affected.

         In September 2000, we entered into a $5.0 million revolving credit facility with The Huntington National Bank. We may borrow amounts under this credit facility at an annual rate equal to 0.5% above the prime rate for short-term working capital needs or for such other purposes as may be approved by Huntington. Borrowings are limited to 50% of qualified accounts receivable related to U.S. sales. The credit facility replaces a $2.5 million credit facility that expired on June 30, 2000. The facility requires us to maintain both a specified liquidity level and tangible net worth level.

         We expect to seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. We currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available in the future to the extent required or that, if available, it will be on commercially acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the terms of the new securities could have rights, preferences and privileges senior to those of our common stock. If we raise additional funds through debt financing, the terms of the debt could require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest and may render us more vulnerable to competitive pressures and economic downturns. If we are not able to obtain financing necessary to meet our working capital needs, it could have a material adverse effect on our financial condition and results of operations.

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

         THE SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND DILUTIVE STOCK ISSUANCES MAY ADVERSELY AFFECT OUR STOCK PRICE.

         Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. Substantially all of our 22,975,078 shares of common stock outstanding at November 13, 2000 were freely tradable without restriction or further registration under the Securities Act of 1933, except to the extent such shares are held by "affiliates" as that term is defined in Rule 144 under the Securities Act or subject only to the satisfaction of a prospectus delivery requirement.

         Shares of common stock which we may issue in the future in connection with acquisitions or financings or pursuant to outstanding warrants or agreements could also adversely affect the market price of our common stock and cause significant dilution in our earnings per share and net book value per share. We may be required to issue more than 7,000,000 additional shares of common stock upon the conversion of outstanding preferred stock, the exercise of outstanding warrants and stock options, and the satisfaction of certain contingent contractual obligations.

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

         AMORTIZATION AND CHARGES RELATING TO OUR SIGNIFICANT INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR STOCK PRICE AND REPORTED NET INCOME OR LOSS.

         Of our total assets at September 30, 2000, approximately $16.4 million, or 25%, were goodwill or other intangible assets. Any reduction in net income or increase in net loss resulting from the amortization of goodwill and other intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

         In accordance with SFAS 121, we review intangible assets for impairment whenever events or changes in circumstances, including a history of operating or cash flow losses, indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized. We continue to assess the current results and future prospects of MRF, Inc., d/b/a The Farris Group (TFG), our subsidiary which provides health care and vision care consulting services, in view of the substantial reduction in the subsidiary's operating results in 1997. Though TFG's operating results improved in 1998 when compared to 1997, operating losses similar to those incurred during the first half of 1998 continued during 1999. In 1999, two senior consultants joined who are expected to develop new business and help lead TFG towards financial improvement during 2000. The first nine months of 2000 reflected financial improvement over 1999. If TFG is unsuccessful in continuing to improve its financial performance, some or all of the carrying amount of goodwill recorded, $3.3 million at September 30, 2000, may be subject to an impairment adjustment.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe that our exposure to market risk for changes in interest and currency rates is not significant. Our investments are limited to highly liquid instruments generally with maturities of three months or less. At September 30, 2000, we had approximately $10.8 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

                Certain legal proceedings against LaserSight are described in
         Item 3 (Legal Proceedings) of LaserSight's Form 10-K for the year ended December 31, 1999.

                Ruiz & Lenchig. In May 2000, LaserSight filed a declaratory judgment and injunctive relief action in the U.S. District Court, Eastern District of Virginia, Alexandria Division in connection with its 1997 License and Royalty Agreement ("Agreement") with Luis A. Ruiz, M.D. and Sergio Lenchig. The action relates to the January 2000 Amendment to the Agreement (the "Amendment") that provided for the royalties payable under the Agreement to be reduced in exchange for LaserSight making certain cash payments and issuing shares of LaserSight common stock. The cash payments and stock issuance were to be made only if LaserSight, using its reasonable best efforts, raised $15 million in capital by May 31, 2000, or if LaserSight, at its sole option, decided to make the payments and issuance despite the fact that the $15 million had not been raised. Less than $15 million was raised and LaserSight elected not to exercise its option. However, Dr. Ruiz and Mr. Lenchig offered to provide the deficiency ($1.75 million) by purchase of LaserSight common stock at $10 per share, and claim that LaserSight's failure to accept their offer constitutes a material breach of the Amendment. LaserSight did not accept the offer and filed for a declaratory judgment on the basis that the offer was an attempt to alter the terms of the Amendment and that LaserSight is not in breach. Dr. Ruiz and Mr. Lenchig have filed a counterclaim alleging breach of contract and requesting damages of $10 million. Management believes that LaserSight has satisfied its obligations under the Agreement and the Amendment and that the outcome of this litigation will not have a material adverse effect on LaserSight's business, financial condition or results from operations. However, the outcome of litigation is inherently uncertain, and an unfavorable outcome in this litigation could have a material adverse effect on LaserSight's business, financial condition and results of operations. See "Part I,
         Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors and Uncertainties--Financial and Liquidity Risks--We have experienced significant losses and operating cash flow deficits and we expect that operating cash flow deficits will continue through at least the fourth quarter of 2000" and "-We could require additional financing which might not be available if we need it."

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         a) Not applicable.

         b) Not applicable.

         c) During the third quarter ended September 30, 2000, the Company sold the following unregistered securities:

            In September 2000, LaserSight closed transactions for the sale of 1,714,286 shares of Common Stock to a total of two investors in exchange for the Company receiving $6.0 million in cash. In addition, the investors received warrants to purchase a total of 600,000 shares of Common Stock at an exercise price of $3.60 per share. The warrants may be exercised any time after September 8, 2000 and prior to 5:00 p.m. New York City time September 8, 2003. Reference is made to the Securities Purchase Agreements and Warrant Agreements filed as exhibits to LaserSight's Form 8-K filed with the SEC on September 22, 2000, for more detailed information regarding these private placements.

            The issuance and sale of all such shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by the virtue of Section 4(2) thereof due to, among other things, (i) the limited number of persons to whom the shares were issued, (ii) the distribution of disclosure documents to all investors, (iii) the fact that each such person represented and warranted to LaserSight, among other things, that such person was acquiring the shares for investment only and not with a view to the resale or distribution thereof, and (iv) the fact that certificates representing the shares were issued with a legend to the effect that such shares had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom.

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

10.32 Purchase Agreement, dated June 9, 1997, by and between LaserSight Technologies, Inc. and TUI Lasertechnik Und Laserintegration GmbH (filed as Exhibit 10.1 to the Company's Form S-3, Pre-Effective Amendment No.1 filed on February 1, 1999*).

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

10.39 Revolving Credit Agreement, dated September 15, 2000, by and between LaserSight Incorporated and The Huntington National Bank.

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

10.59    Securities Purchase Agreement dated September 8, 2000 among
         LaserSight Incorporared, BayStar Capital, L.P. and BayStar International, Ltd. The Company undertakes to provide to the Commission upon its request the schedules omitted from this exhibit (filed as Exhibit 99.2 to the Company's Form 8-K filed on September 22, 2000*).

10.60 Warrant agreement dated September 8, 2000 among LaserSight Incorporated and BayStar Capital, L.P. (filed as Exhibit 99.3 to the Company's Form 8-K filed on September 22, 2000*).

10.61 Warrant agreement dated September 8, 2000 among LaserSight Incorporated and BayStar International, Ltd. (filed as Exhibit 99.4 to the Company's Form 8-K filed on September 22, 2000*).

10.62 Registration Rights Agreement dated September 8, 2000 among LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. (filed as Exhibit 99.5 to the Company's Form 8-K filed on September 22, 2000*).

11       Statement of Computation of Loss Per Share

15 Copy of letter from independent accountants' regarding unaudited interim financial information

27       Financial Data Schedule

99       Press release dated November 14, 2000

b)       Reports on Form 8-K

         On September 22, 2000, we filed a Current Report on Form 8-K including a press release describing our private placement and a company update.

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


                                               LaserSight Incorporated


Dated: November 14, 2000                       By: /s/ Michael R. Farris
                                                  ------------------------------
                                                   Michael R. Farris,
                                                   Chief Executive Officer



Dated: November 14, 2000                       By: /s/ Gregory L. Wilson
                                                  ------------------------------
                                                   Gregory L. Wilson,
                                                   Chief Financial Officer