Form 10-K
period 2000-12-31
LASERSIGHT INC /DE
filed 2001-03-30
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on March 28, 2001 was approximately $43,564,156. Shares of common stock held by each officer and director and by each person who has voting power of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Number of shares of common stock outstanding as of March 29, 2001:
23,562,814.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required to be included in Part III is incorporated herein by reference to the Company's definitive proxy materials to be filed with the Securities and Exchange Commission on or before April 30, 2001.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relations and Related Transactions

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         The information in this Annual Report on Form 10-K contains forward looking-statements, as indicated by words such as "anticipates," "expects," "believes," "estimates," "intends," "projects," and "likely," by statements of the Company's plans, intentions and objectives, or by any statements as to future economic performance. Forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those described in such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 7 under the caption "Risk Factors and Uncertainties" as well as those discussed elsewhere in this Report. All references to "LaserSight(R)" "we," "our" and "us" in this Report refer to LaserSight Incorporated and its subsidiaries unless the context otherwise requires.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         We develop, manufacture and market quality product technologies for laser refractive surgery and other areas of vision correction. Our products include precision beam microspot scanning excimer laser systems used to perform procedures that correct common refractive vision disorders such as nearsightedness (myopia), farsightedness (hyperopia) and astigmatism, as well as keratome systems, keratome blades, diagnostic and other products for use in refractive vision correction procedures. We believe that our precision beam microspot scanning lasers have significant technological advantages and produce smoother and more precise ablation areas than older, broad-beam laser systems and other scanning systems offered by many of our competitors. We also believe that the breadth of our product offering provides us with a competitive advantage relative to many other excimer laser system manufacturers because it provides us with a platform to become a single-source supplier of refractive vision correction products to refractive surgeons. Moreover, our broad product offering affords us the opportunity to participate in the anticipated growth in refractive laser vision correction procedure volume by collecting per procedure fees and by selling our single-use keratome products and keratome blades.

         We have over seven years of experience in the manufacture, sale and service of precision beam microspot scanning laser systems for refractive vision correction procedures. Since 1994, we have sold our scanning laser systems commercially in over 30 countries worldwide. As a result, we believe that our installed base of over 350 scanning laser systems, including approximately 180 of our most advanced laser system, the LaserScan LSX(R), is among the largest installed bases of scanning laser systems in the industry. In November 1999, the FDA approved our LaserScan LSX scanning laser system for commercial sale in the U.S. for the treatment of nearsightedness of up to 6.0 diopters using a pulse repetition rate of 100 Hz. Subsequently the FDA approved our PMA Supplement to increase the pulse repetition rate of the LaserScan LSX to 200 Hz, which we believe is the fastest pulse repetition rate available in our industry. Currently, all LSX systems delivered into the U.S. and international markets operate at the 200 Hz rate. The labeling stipulations of our FDA approval allows for the treatment of nearsightedness up to 10.0 diopters at the surgeon's discretion and under specific labeling warnings. We currently have pending with the FDA PMA Supplement applications seeking approval of the use of our laser system for the laser in-situ keratomileusis (LASIK) treatment of nearsightedness, nearsightedness with astigmatism, farsightedness, farsightedness with astigmatism and mixed astigmatism.

         We are currently in litigation with one of our major competitors regarding intellectual property claims. We have a broad intellectual property portfolio, and believe that we own or license all intellectual property necessary for commercialization of our products. See Item 3 ("Legal Proceedings") below.

         Our family of products for individualized refractive treatments (often referred to as custom ablations) includes the AstraMax(TM) diagnostic work station designed to provide precise diagnostic measurements of the eye and our new AstraPro(TM) surgical planning software that utilizes advanced levels of diagnostic measurements for the planning of custom ablation treatments. The AstraMax integrated diagnostic workstation was introduced in October 2000 at the Annual Meeting of the American Academy of Ophthalmology and we anticipate a commercial launch for this product during the fourth quarter of 2001. International clinical testing of the AstraPro planning software has already begun, and we plan to begin our U.S. IDE trials in this area during 2001.

         Our MicroShape(R) family of keratome products includes our UniShaper(R) single-use keratome, UltraShaper(TM) durable keratome, a control console that may be used interchangeably with our single-use and durable keratomes, and our UltraEdge(R) keratome blades. Our MicroShape family of keratome products work with the LaserScan LSX and also with other laser systems used to perform LASIK. We began commercial shipment of keratome blades in July 1999 and of our single-use keratomes and control consoles in December 1999. We anticipate that sales of our UniShaper single-use keratome and our UltraEdge keratome blades will provide us with the opportunity to participate in the expected growth in refractive laser vision correction procedure volume by generating recurring revenue streams, regardless of which laser system a refractive surgeon uses. We intend to aggressively develop and market other refractive vision correction products in the future, including our UltraShaper durable keratome product that is FDA 510(k) cleared, and that we expect to commercially launch in the second quarter of 2001. We believe the UltraShaper will compare favorably to existing keratome products in the marketplace due to its relative ease of assembly and consistency of performance.

         OPERATING SEGMENTS. LaserSight Incorporated and its subsidiaries (collectively, "LaserSight") operate in three major operating segments: refractive products, patent services and health care services. Our principal wholly-owned subsidiaries include: LaserSight Technologies, Inc. ("LaserSight Technologies"), LaserSight Patents, Inc. ("LaserSight Patents"), and MRF, Inc. ("The Farris Group" or "TFG").

         Our refractive products segment, that primarily includes the laser vision correction products and services of LaserSight Technologies, develops, manufactures and markets ophthalmic lasers with a galvanometric scanning system for use in performing refractive surgery. The LaserScan LSX uses a 0.8 millimeter scanning laser beam to ablate microscopic layers of corneal tissue to reshape the cornea and to correct the eye's point of focus in persons with myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Our patent services segment consists primarily of LaserSight Patents, that owns and licenses various patents related to the use of excimer lasers to ablate biological tissue. The health care services segment consists of TFG. TFG provides health care and vision care consulting services to hospitals, managed care companies and physicians. For information regarding our export sales and operating revenues, operating profit (loss) and identifiable assets by industry segment, see Note 14 of the Notes to Consolidated Financial Statements.

         ORGANIZATION AND HISTORY. LaserSight was incorporated in Delaware in 1987, but was inactive until 1991. In April 1993, we acquired LaserSight Centers Incorporated in a stock-for-stock exchange with additional shares issued in

March 1997 pursuant to an amended purchase agreement. In February 1994, we acquired TFG. In July 1994, LaserSight was reorganized as a holding company. In October 1995, we acquired MEC Health Care, Inc. (MEC). In July 1996, our LSI Acquisition, Inc. (LSIA) subsidiary acquired the assets of the Northern New Jersey Eye Institute, P.A. On December 30, 1997, we sold MEC and LSIA in connection with a transaction that was effective as of December 1, 1997. Late in 2000, we abandoned the LaserSight Centers mobile laser strategy due to industry conditions and our increased focus on development and commercialization of our refractive products. Our principal offices and mailing address are 3300 University Boulevard, Suite 140, Winter Park, Florida 32792, and our telephone number is (407) 678-9900 and our address on the world wide web is www.lase.com.

INDUSTRY OVERVIEW

     REFRACTIVE VISION CORRECTION

         Laser vision correction is a surgical procedure for correcting vision disorders such as nearsightedness, farsightedness and astigmatism using an excimer laser. This procedure uses ultraviolet laser energy to ablate, or remove, tissue from the cornea and sculpt the cornea into a predetermined shape. Because the excimer laser is a cold laser, it is possible to ablate precise amounts of corneal tissue without causing thermal damage to surrounding tissue. The goal of laser vision correction is to achieve patient vision levels that eliminate or significantly reduce a person's reliance on corrective eyewear. The first laser vision correction procedure on a human eye was conducted in 1985 and the first human eye was treated with the excimer laser in the U.S. in 1988.

         There are currently two principal methods for performing laser vision correction with excimer laser systems: photorefractive keratectomy, or PRK, and laser in-situ keratomileusis, or LASIK. According to industry sources, approximately 95% of the refractive vision correction procedures performed in the U.S. in 2000 were LASIK procedures. In both PRK and LASIK procedures, a refractive surgeon determines the exact refractive correction required to be made to the cornea, typically using the same examination used to prescribe eyeglasses and contact lenses. Required corrections are then programmed into the excimer laser system's computer. During the procedure, the excimer laser system emits laser pulses, each of which lasts several billionths of a second, to remove submicron layers of corneal tissue. While the length of laser treatments range from 15 to 60 seconds, cumulative exposure to the laser light during each procedure is less than one second. The entire procedure, including patient preparation and post-operative dressing, generally lasts no longer than thirty minutes.

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

         REFRACTIVE VISION CORRECTION MARKET

         The worldwide market for products and services to correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism is large and growing. Industry sources estimate that 50% of the U.S. population, or approximately 140 million people, presently wear eyeglasses or contact lenses. There are approximately 14,000 practicing ophthalmologists in the U.S., of whom approximately 4,000 reportedly perform refractive laser vision correction procedures on a regular basis.

         Laser vision correction is a fast growing segment of the vision correction market. Total laser refractive procedure volume in the U.S. has increased rapidly each year since 1996 to an estimated 1,400,000 procedures in 2000 and a projected 1,800,000 procedures in 2001. A procedure refers to laser treatment on a single eye, and most patients have procedures performed on both eyes during a single visit to a refractive surgeon. Laser vision correction's growth in the U.S. is also reflected in the expansion of excimer laser installations and in the rise in average annual procedure volume per laser.

         Many, but not all, manufacturers of excimer laser systems seek to share in the anticipated growth in procedure volume by receiving a fee for each procedure performed by a refractive surgeon using laser systems manufactured by them. The per procedure fees charged by these manufacturers vary and have been significantly reduced during 2000 due to competitive pressures and changing market conditions. See "Business-Competition."

DEVELOPMENT OF EXCIMER LASER SYSTEM AND KERATOME TECHNOLOGY

         EXCIMER LASER SYSTEMS

         The excimer laser systems utilized for laser vision correction have evolved over time with improvements in laser and beam delivery technology. Until recently, broad beam laser systems, that were initially developed during the late 1980's, were the only systems approved by the FDA for commercial use in the U.S. As a result, broad beam laser systems reportedly represent about 75% of the installed laser systems in the U.S., down from over 90% at the end of 1999. This downward trend appears to be continuing as the newer generation of narrow beam scanning laser systems obtain the broader range of treatment approvals currently held by the older generation systems. Broad beam laser systems are characterized by the use of a relatively large, fixed laser beam of six to eight millimeters in diameter to deliver relatively high amounts of laser energy (100 - 200 mj) at low laser pulse repetition rates (generally 10 Hz) to the corneal surface. Because of the relatively large diameter of the laser beam, these systems require a number of mechanical elements to condition, size, shape and deliver the beam profiles necessary to produce the required ablation. These mechanical means of beam shaping have limited the flexibility of broad beam systems and require hardware modifications in order to adapt to more complex applications such as custom ablation.

         Broad beam laser systems operate by delivering a consistent laser beam across the entire vision field of the cornea. In order to reduce the likelihood of possible adverse effects resulting from constant exposure, the beam width is reduced incrementally, or in steps, during the course of the procedure. The use of broad beam laser systems can result in a corneal ablation profile characterized by ridges on the corneal surface as a result of the stepping action of the laser's mechanical elements, and may also result in central islands, an irregularity formed on the corneal bed resulting from the fixed nature of the laser beam. Additionally, the relatively high laser energy of broad beam systems can lead to corneal damage from acoustic shock and the possibility of retinal detachment in those patients needing higher levels of correction. Glare, halo when looking at lights and other bright objects, and reduction in night vision and contrast sensitivity have also been associated with the use of broad beam systems.

         Improvements in excimer laser technology during the early 1990's have made it possible to develop refractive excimer laser systems that have significantly narrower laser beams (less than one millimeter in diameter) that use reduced amounts of laser energy (10 mj) at higher pulse repetition rates (up to 200 Hz) to achieve corneal ablations. LaserSight was the leader in the development of precision microspot beam technology and the first company to commercialize it. This new generation of narrow beam scanning excimer laser systems incorporated scanning mirrors and computer control to shape the ablation profile, making it unnecessary to utilize mechanical elements to size and shape the laser beam to attain the desired results. Techniques incorporated into scanning laser technology such as purposeful overlapping of laser pulses and random scanning patterns can lead to overall improved clinical results as evidenced by smoother ablations, the elimination of corneal ridges and central islands, and the reduction in the incidence of glare, halos, loss or reduction of night vision and contrast sensitivity. Narrow beam scanning excimer laser systems are currently the most flexible laser vision correction platforms available as they can be adapted to expansions in treatment modalities and the incorporation of new technologies such as higher laser pulse repetition rate, active eye tracking and custom ablation through software and minor hardware upgrades.

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

         The ACS durable keratome, manufactured and marketed by Bausch & Lomb pursuant to a license agreement, was the leading keratome during the early and mid-1990's at a time when many refractive surgeons learned to perform LASIK. Since we licensed the rights to commercially market keratomes based on the same technology in 1997, Bausch & Lomb has discontinued the ACS, and has introduced an alternative durable keratome product that requires a modified surgical technique. We believe that a significant number of refractive surgeons prefer the surgical technique associated with the ACS.

         The introduction of our MicroShape family of keratome products provides refractive surgeons with the opportunity to not only utilize keratomes based on the original design of the ACS, but to also incorporate a number of significant improvements intended to make the performance of the instruments safer and more consistent. Working with refractive surgeons we were able to develop an advanced design for our UltraShaper durable keratome incorporating advancements that address a number of the issues encountered with current keratome designs. Ease of assembly after cleaning has been improved by utilizing a three-piece construction. Drive gears have been recessed to minimize the possibility of lid or lash entrapment, a constant speed drive motor is utilized and the applanation plate has been integrated into the keratome head. The blade angle is 25 degrees for a more predictable flap thickness and cut. The open design of the keratome head allows the surgeon to observe the creation of the flap. A unique LaserSight patent-pending blade handling and insertion system allows the surgeon to inspect the blade and insert it into the keratome head without the blade ever being touched by hands or instruments. This handling system also ensures a more positive blade location and alignment. In addition, the UltraShaper can accommodate a surgeon's preference by creating nasal and temporal flaps.

         The MicroShape control console utilized with the UltraShaper incorporates operating and safety features not available with prior generation systems. A high and low suction level have been incorporated into the console, allowing use of a lower suction setting during fixation of the keratome on to the globe of the eye. A "low suction" warning prevents the keratome from advancing when the console detects suction below a preset limit.

         Our UniShaper single-use keratome provides the refractive surgeon with a sterilized, fully assembled and tested keratome solution that eliminates the cleaning and maintenance associated with durable keratomes. We believe our UltraEdge blades offer refractive surgeons the ability to use the only blades currently offered in the market that are precision ground from surgical grade stainless steel and cleaned and sterilized utilizing a proprietary process.

LASERSIGHT RECENT DEVELOPMENTS

         Our LaserScan LSX excimer laser system is based on patented precision beam microspot scanning technology rather than broad beam technology, that until recently was the only commercially available excimer laser vision correction technology in the U.S. We believe we are well-positioned to become a leading provider of excimer laser systems, diagnostic products, disposable and durable keratomes and blades and other related products as a result of our technology and the following recent developments:

         o REISSUANCE OF SCANNING PATENT. In February 2001, the United States Patent and Trademark Office issued a Notice of Allowance, thereby completing its examination of LaserSight's reissue application for our U.S. Patent No. 5,520,679, ("'679 patent"). After a more than 2 1/2 year review of the reissue application, including detailed analysis of a number of public protests filed by a third party, the Patent and Trademark Office has confirmed our broad patent rights to precision beam microspot scanning laser refractive surgery and issued LaserSight 68 additional patent claims. Prior to the reissue, the original '679 patent included one independent claim and 23 total claims, whereas the reissue application adds nine new independent claims, and a total of 68 additional claims to better encompass the breadth of technology to which we are entitled. The 23 original claims remain essentially unchanged. The reissue of the `679 patent should allow us to protect the uniqueness of our LaserScan LSX's precision beam microspot scanning technology since the fundamental teachings of the original `679 patent encompass a refractive laser system utilizing an excimer laser with a low fluence and high repetition rate that ablates corneal tissue using small pulses delivered to the corneal surface in an overlapping pattern. We believe that many of the other laser manufacturers will have to respect the intellectual property rights granted to us through the reissue of the `679 patent.

         o SALE OF BLUM PATENT. In March 2001, we completed the sale of U.S. Patent No. 4,784,135 ("Blum Patent") for a cash payment of $6.5 million. We retained a non-exclusive royalty free license under the patent, that relates to the use of ultraviolet light for the removal of organic tissue. The book value of the patent at December 31, 2000, was approximately $2.4 million.

         o CREDIT FACILITY. In March 2001, we entered into a loan agreement with Heller Healthcare Finance, Inc. ("Heller") for a $3.0 million term loan at an annual interest rate of prime plus 2.5% and a revolving loan in an amount up to $10.0 million with availability based on 85% of eligible receivables at an annual interest rate of prime plus 1.25%. In connection with the loan, we paid a commitment fee of $130,000 and issued warrants to purchase 243,750 shares of common stock at an exercise price per share of $3.15. Borrowings under the loan agreement are secured by substantially all of the Company's assets. The loan agreement requires the Company to meet certain covenants, including the maintenance of a minimum level of net worth.

         o COMMERCIAL LAUNCH OF OUR LASERSCAN LSX EXCIMER LASER SYSTEM IN THE U.S. In November 1999, the FDA approved our LaserScan LSX precision beam microspot scanning excimer laser system for use in the U.S. for the treatment of nearsightedness. We aggressively entered the U.S. market in February 2000, and began commercial shipment of our laser systems to customers in the U.S. in March 2000. We currently have a number of PMA Supplements pending with the FDA seeking approval of the use of our laser system for the LASIK treatment of nearsightedness, nearsightedness with astigmatism, farsightedness, farsightedness with astigmatism and mixed astigmatism. Our laser systems sold to both U.S. and international customers operate at a 200 Hz pulse repetition rate, which we believe is the fastest laser pulse rate currently available in our industry . We are currently in litigation with Visx, one of our major competitors, regarding intellectual property claims. We have a broad intellectual property portfolio, that was recently strengthened and broadened through reissue of our `679 patent, and believe that we own or license all intellectual property necessary for commercialization of our products. See Item 3 ("Legal Proceedings--Visx, Incorporated") below.

         o COMMERCIAL LAUNCH OF OUR ULTRASHAPER KERATOME PRODUCT. We began commercial shipments of our UltraEdge keratome blades in July 1999 and of our UniShaper single-use keratomes and our control console in December 1999. We plan to commercially launch our UltraShaper durable keratome during the second quarter of 2001. We believe that the combination of our UltraShaper durable keratome and our UltraEdge keratome blades, that are intended to be replaced after each procedure when used in durable keratomes, provide us with an attractive opportunity to generate recurring revenues on a per procedure basis.

         o    INDIVIDUALIZED ABLATIONS.  In March 2000, we purchased from
        ` Premier Laser Systems, Inc. all intellectual property related to a development project designed to provide front-to-back analysis and total refractive measurement of the eye. The technology we acquired includes the acquisition of two U.S. patents, six foreign patents, and a pending patent application along with an exclusive license to nine patents that are intended to be used to complete development of an integrated refractive diagnostic work station. This diagnostic tool is intended to be utilized as a stand-alone diagnostic unit and as part of our Astra(TM)system for personalized treatment plans. Upon completion of development, we believe the AstraMax integrated diagnostic work station will be the first product to integrate precision diagnostic measurements such as anterior and posterior corneal elevation, corneal thickness, anterior chamber depth and measurements of photopic and scotopic pupil size into a single instrument. We plan to add wavefront analysis to the AstraMax's capabilities at a later time. The precision measurements from the AstraMax integrated workstation will be utilized in our AstraPro software for planning individualized ablations. We believe our Astra system represents a new standard of eye care that goes beyond conventional laser vision correction by individualizing the laser treatment utilizing a patient-specific set of diagnostic criteria intended to address and control both refractive error and optical aberrations. We began international research for personalized treatment plans during the second quarter of 2000.

PRODUCTS

     EXCIMER LASERS

         LaserSight was the first company to develop an advanced precision beam microspot scanning excimer laser system, the LaserScan LSX, that has evolved from the patented optical scanning system incorporated in the Compak-200 Mini-Excimer laser system, introduced internationally in 1994. Since the introduction of the Compak-200 laser system we have offered several generations of our scanning laser, each incorporating enhancements and new features. We have sold our precision beam microspot scanning excimer laser systems in over 30 countries and believe our installed base of over 350 scanning laser systems, including approximately 180 of our most advanced laser system, the LaserScan LSX, is among the largest installed bases of scanning laser systems in the industry. Throughout the evolution of our precision beam microspot scanning excimer laser systems, the core concept of utilizing our proprietary precision beam microspot scanning software to ablate corneal tissue with a low energy, microspot laser beam at a rapid pulse repetition rate has remained the underlying basis for our technology platform.

         In November 1999, the LaserScan LSX was approved by the FDA for commercialization in the U.S., and we began commercial shipments to U.S. customers in March 2000. We believe that the patented precision beam microspot scanning technology and other advanced features incorporated into our LaserScan LSX excimer laser system offer refractive surgeons and patients significant advantages over broad beam and other scanning laser systems. The key benefits of the LaserSight LSX include the following:

         o PRECISION BEAM MICROSPOT SCANNING LASER. We believe that techniques like the patented purposeful overlapping of laser pulses and random scanning patterns used by our patented precision beam microspot scanning technology can lead to overall improvements in clinical results with smoother ablations, the elimination of surgical anomalies associated with broad beam laser systems such as rings, ridges and central islands, and reductions in the incidence of glare, halos and loss of night vision. The LaserScan LSX uses patented precision beam microspot scanning to deliver a high resolution, 0.8 millimeter low-energy "flying spot," in a proprietary, randomized pattern. The LaserScan LSX is a true precision scanning software-controlled laser that uses a pair of galvanometer controlled mirrors to reflect and scan the laser beam directly onto the corneal surface, without the mechanical elements used by broad beam excimer laser systems.

         o HIGHER PULSE REPETITION RATE. Operating at higher pulse repetition rates can result in a number of benefits, including reduced average procedure times and elimination or reduction of dehydration problems associated with longer exposure of the corneal tissue to ambient conditions. The LaserScan LSX operates at a pulse repetition rate of 200 Hz. Many competitive laser systems currently operate at lower pulse repetitions, often 50 Hz or less.

         o EYE TRACKING. Proper alignment of the refractive correction is important in all laser vision correction procedures, and is essential in order to perform custom ablations. Our AccuTrack(R) eye tracking system maintains alignment of the refractive correction relative to the visual axis of the eye, and can be turned on or off based on the refractive surgeon's clinical preference. The LaserSight AccuTrack eye tracker is an "active" system that is capable of following even small, involuntary eye movements. The tracking system eliminates most errors normally introduced by eye movements during untracked laser refractive surgery, and does not require dilation of the pupil or any
              apparatus to be in contact with the eye.   Our AccuTrack eye
              tracking system is currently available only on international versions of the LaserScan LSX, and we are currently pursuing a PMA Supplement that seeks approval for use of this system in the U.S.

         o    SOFTWARE DRIVEN FLEXIBLE PLATFORM.   Individualized ablations have
              resulted in increased patient satisfaction in international studies and we believe the ability to perform individualized ablations will generally result in improved, more predictable results and less post-operative regression relative to other refractive surgery techniques. We also believe that individualized ablation will also be the technique most preferred by refractive surgeons for correction of irregular astigmatism. In our LaserScan LSX scanning laser, ablation profiles and spot location are determined by system software, not mechanical elements. The LaserScan LSX is able to perform individualized ablations because its software has the ability to move the "flying spot" beam to the precise predetermined areas on the cornea requiring treatment. Upon receipt of FDA approvals, software upgrades can be used to readily update U.S. models to include features currently available only on international models, including the ability to treat farsightedness, astigmatism and mixed astigmatism.

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

         o IMPROVED RELIABILITY AND LOWER MAINTENANCE REQUIREMENTS. Our LaserScan LSX laser system uses a lower energy laser, fewer optical elements, and a smaller laser head compared to broad beam laser systems and other scanning systems on the U.S. market. This design requires less frequent replacement of expensive optical elements and a lower volume of laser gas. Savings achieved from less frequent replacement of optical elements and reduced laser gas usage translate directly into reduced down time and maintenance costs.

         CLINICAL EXPERIENCE AND OUTCOME QUALITY

         We believe that there are several measures to evaluate with regard to the safety and clinical effectiveness of a laser vision correction system, including the incidence of adverse side effects such as double vision, night driving problems like glare, halos or haze, the post-operative best visual acuity that can be obtained using corrective eyewear such as glasses or contact lenses, BSCVA, and the post-operative uncorrected visual acuity, or UCVA (such as 20/20 or 20/40).

         We believe that the degree to which negative, and sometimes permanent, side effects occur as a result of refractive procedures performed using a laser system is a key measure of a laser system's performance. In some cases, the BSCVA deteriorates following a laser vision correction procedure. In addition, the incidence of side effects such as double vision or haze can substantially reduce patient satisfaction even if a high level of post-operative visual acuity is achieved. The data from FDA clinical trials shows that with respect to symptoms such as corneal haze and night vision problems the LaserSight LSX compares favorably to the data for the Visx and/or Summit broad beam laser systems. We believe these qualitative improvements are a result of the technological features of the LaserScan LSX, including larger treatment zones and a small scanning microspot that provides a smoother corneal ablation.

         CLINICAL RESULTS

         FDA clinical trials for the LaserScan LSX laser were conducted in the U.S. on patients with nearsightedness with required levels of correction of 6 diopters and less. We believe that the average pre-operative level of required correction is a significant factor that must be taken into account in evaluating the clinical results of an excimer laser system. The average pre-operative level of required correction in our FDA clinical trials was 4.8 diopters. Six months following the procedure, approximately 88% of patients could see 20/40 or better, the refractive condition required to drive in most states without corrective lenses.

         We expect the post-procedure uncorrected visual acuity (UCVA) of patients treated with our LaserScan LSX laser system following FDA approval to exceed the results obtained in our FDA clinical trials as refractive surgeons gain experience using our laser system.

         We intend to continue to develop and improve our technology and to aggressively continue the process of gaining regulatory approvals for our laser products in order to expand our access to the U.S. market for refractive procedures. We currently have a PMA supplement pending with the FDA to expand the use of our laser systems for the treatment of nearsightedness with astigmatism, using PRK, and additional PMA supplements on file for the LASIK treatment of nearsightedness with and without astigmatism, farsightedness with and without astigmatism and mixed astigmatism.

DIAGNOSTIC AND CUSTOM TREATMENT PRODUCTS

         Our Astra family of diagnostic instruments and individualized ablation planning tools includes the AstraMax integrated diagnostic workstation and the AstraPro individualized ablation planning software. The AstraMax is an integrated diagnostic workstation that obtains precision diagnostic measurements such as anterior and posterior corneal elevation, corneal thickness, anterior chamber depth and measurements of photopic and scotopic pupil size. Prior to the AstraMax these measurements would have to be taken utilizing two or more instruments. We plan to add wavefront analysis to the AstraMax's capabilities at a later time. The precision diagnostic measurements from the AstraMax integrated workstation will be utilized in our upcoming AstraPro software for planning individualized ablations. We believe our Astra system will represent a new standard of eye care that goes beyond conventional laser vision correction by individualizing the laser treatment utilizing a patient-specific set of diagnostic criteria intended to correct both refractive error and optical aberrations.

KERATOME PRODUCTS

        Our MicroShape family of keratome products includes our UltraShaper durable keratome, UniShaper single-use keratome, a control console that may be used interchangeably with our durable and single-use keratomes, and our UltraEdge keratome blades. We began commercial shipment of keratome blades in July 1999 and of our single-use keratomes and control consoles in December 1999. We plan to commercially launch our UltraShaper durable keratome during the second quarter of 2001.

        The following is an overview of our MicroShape family of keratome products:

                         FDA Status     Product Features/Benefits
                         ----------     -------------------------

UltraShaper durable      510(k)         o  Easy-to-use blade insertion
  keratome               clearance         eliminates manual handling of blades
                         received       o  Built-in stopper provides consistent
                                           stopping point for flaps
                                        o  Integrated components provide reduced
                                           assembly time
                                        o  Design reduces possible eyelash or
                                           eyelid entrapment or injury
                                        o  Automated dual-drive mechanism
                                           with 7,500 RPM blade speed can create
                                           a consistent flap size of 8.7 mm
                                           with an average thickness of 160
                                           microns and hinge width of 5.5 mm

UniShaper single-use     510(k)         o  Pre-assembled (including blade),
  keratome               clearance         sterile and ready to use
                         received       o  Built-in stopper provides consistent
                                           stopping point for flaps
                                        o  Covered gears reduces possible
                                           eyelash or eyelid entrapment or
                                           injury
                                        o  Automated dual-drive mechanism with
                                           7,500 RPM blade speed can create flap
                                           size of 8.5 mm or larger

Control console          510(k)         o  Interchangeable for use with the
                         clearance         UniShaper single-use keratome and the
                         received          UltraShaper durable keratome
                                        o  Continuous suction monitoring
                                           features including visual and
                                           auditory cautionary alarms and
                                           indicated total time elapsed at high
                                           suction
                                        o  Low suction setting for surgeons
                                           using suction ring for globe fixation

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

         We acquired the right to manufacture and sell the UniShaper single-use disposable keratome in September 1997 from inventors Ruiz and Lenchig, who had invented the ACS distributed by another company. The UniShaper single-use keratome and the UltraShaper durable keratome each incorporate the market proven features found in the ACS with new enhancements and features, including pre-assembly, transparent components for improved visibility while cutting the flap, and a dual drive mechanism with covered gears. We plan to launch our UltraShaper durable keratome during the second quarter of 2001 after completion of the quality evaluation phase of our product release requirements. We believe that, when launched, the UltraShaper will have undergone a more rigorous clinical evaluation than any other keratome currently on the market. See "Risk Factors - Company and Business Risks -- Required Minimum Payments Under Our UniShaper License Agreement may Exceed Our Gross Profits From Sales of Our UniShaper Product."

         PRODUCT UPGRADES AND OTHER PRODUCTS. As a convenience to our customers, we also offer a number of ancillary products that either complement our core laser system, diagnostic products and keratome product portfolio or leverage our laser technology. We offer various upgrades and modules to purchasers of prior models of our excimer laser systems, including the AccuTrack eye tracking system for international customers, a video display system for observation or recording of refractive procedures, and the latest version of our proprietary software, version 9.0, that provides international users with features including expanded treatment options and patient databases. In addition, we offer certain scientific lasers and related equipment for medical research and scientific research applications. During 2000, our focus on the refractive industry resulted in the elimination of our erbium laser, the Crystalase, as a product line, that was used to perform dermatological procedures. Our revenue from sales of our ancillary and other products generally is included in refractive product net revenue and represents, in the aggregate, less than 5% of our total refractive product net revenue.

GROWTH STRATEGY

         Our goal is to become a leading worldwide provider of excimer laser systems, diagnostic and individualized ablation planning products, single-use and durable keratomes and other products for the refractive vision correction industry. We believe that our more than seven years of experience in the manufacture, sales and service of excimer laser systems, our significant penetration of international markets and the advanced technology of our laser systems diagnostic instruments and keratome products provide us with a strong platform for future growth as we continue to penetrate the U.S. and international markets for refractive surgical lasers and instruments.

         The following are the key elements of our growth strategy:

         o PENETRATE U.S. EXCIMER LASER MARKET. We believe that our LaserScan LSX precision beam microspot scanning excimer laser system represents a significant technological advancement over the broad beam and other scanning laser systems currently being marketed in the U.S., as our precision beam microspot scanning lasers can provide more precise corneal ablations, reduced visual side effects, enhanced visual acuity and shorter procedure times.

         o PENETRATE WORLDWIDE DIAGNOSTIC INSTRUMENT MARKET. We believe that our AstraMax integrated diagnostic workstation also represents a significant technological advancement over existing corneal topographers since it is a single instrument that more precisely obtains a wide variety of diagnostic information not provided by current topographers. In addition, the AstraMax's precise measurements are over the total area of the cornea thus providing the necessary information for planning individualized ablations.

         o PENETRATE WORLDWIDE KERATOME AND KERATOME BLADE MARKETS. We believe that a key competitive strength of our MicroShape family of keratome products is the relative simplicity and ease of use of our UltraShaper durable keratome and fact that the flexibility of the keratome control console offers refractive surgeons the option to utilize either a single-use or durable keratome based on their clinical preference. Commercial shipments of our UniShaper single-use keratome product began in December 1999 and the commercial launch of our UltraShaper durable keratome is expected to occur in the second quarter of 2001. In addition to the keratome blades we make for use in our keratome products, in July 1999 we also began distributing our UltraEdge keratome blades for use in the keratomes of other manufacturers.

         o GENERATE RECURRING REVENUE STREAMS. We have positioned our business to benefit from the anticipated future growth in refractive vision correction procedure volume. In addition to receiving the purchase price for each laser system sold in the U.S., we believe we will generate recurring revenue streams by participating in per procedure fees resulting from the use of our laser systems. We also believe that our AstraPro ablation planning software, our UniShaper single-use keratome and our UltraEdge keratome blades, that are intended to be replaced after each procedure when used in durable keratomes, provide additional sources of recurring revenue for us. In addition, we also plan to continue to develop or acquire additional single-use ophthalmic products in order to complement our line of products for refractive vision correction.

         o PROPRIETARY TECHNOLOGY LEADERSHIP. We believe that technological advances in the refractive vision correction market will continue to evolve through the advancement of existing technologies and the introduction of new treatment modalities. Accordingly, we intend to strategically develop and/or acquire complementary products and other refractive vision correction modalities. For example, in March 2000, we acquired the intellectual property that we have developed into our AstraMax integrated diagnostic workstation. In February 2001, we received notice of allowance of the reissuance of our `679 patent, covering methods for performing ophthalmic surgery using a scanning laser with 68 additional claims.

SALES AND MARKETING

         We sell our excimer laser systems, diagnostic products, keratomes and related products through a direct sales force, independent sales representatives and distributors, and through the sales and marketing capabilities of our strategic allies. Since 1994, we have marketed our laser systems commercially in over 30countries worldwide and currently have an installed base of over 350 scanning lasers, including over 180 of our LaserScan LSX laser systems.

         EXCIMER LASER SYSTEMS

         Following receipt of FDA approval of the LaserScan LSX in November 1999, we began to commercially market our excimer laser systems in the U.S. We employ five dedicated sales professionals targeting key refractive markets within the U.S. These territorial managers are responsible for sales within their respective territories.

         Laser system sales in international markets are generally to hospitals, corporate centers or established and licensed ophthalmologists. We market our excimer laser systems in Canada, Europe, Russia, the Pacific Rim, Asia, South and Central America, and the Middle East. We are also exploring potential clinical trial advisors and distribution agents in Japan. As of December 31, 2000, we employed five territorial managers who are responsible for sales in international markets, both directly and through our approximately 35 independent distributors and representatives within their respective territories.

         All of our distributors and representatives have been selected based on their experience and knowledge of their respective ophthalmic equipment market. In addition, the selection of international distributors and representatives is also based on their ability to offer technical support. Distributor and representative agreements provide for either exclusive territories, with continuing exclusivity dependent upon achievement of mutually-agreed levels of annual sales, or non-exclusive agreements without sales minimums. Currently, separate distributor and representative agreements are in place for all major market areas. During 2000, approximately 68% of our product sales resulted from distributors and representatives with the balance from sales made by employees of LaserSight. No single customer or distributor was responsible for generating sales in excess of 10% of our consolidated revenues in 2000. TLC Laser Eye Centers Inc. ("TLC") represented approximately 14% of our consolidated revenues in 1999.

         In conjunction with our sales activities, we participate in a number of foreign and domestic ophthalmology meetings, exhibits and seminars. Historically, two large U.S. meetings, the American Academy of Ophthalmology and the American Society of Cataract and Refractive Surgery, have yielded substantial interest in our products.

         We believe that educating our customers and informing them about system developments is an important way to ensure customer satisfaction and desirable clinical results. Our clinical specialists are available to travel to a customer site to train the refractive surgeon on how to safely operate our excimer laser system and achieve optimum clinical results. We have also developed an extensive set of written materials to inform refractive surgeons about how our laser system works and a series of marketing related materials to assist the surgeon in marketing his refractive practice to his patient base.

         KERATOME PRODUCTS

         In October 1999, we entered into a marketing and distribution alliance with Becton Dickinson, the current manufacturer of our UltraEdge keratome blades and a leading worldwide manufacturer of medical supplies, devices and diagnostic systems. We recently received notice from Becton Dickinson claiming that they have the right to end our marketing arrangement in six months and are currently involved in discussions with Becton Dickinson regarding modifications to this agreement. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance." We have developed alternative strategies for marketing and distributing our keratome products in the event we are unable to agree on the terms of a modified relationship with Becton Dickinson. Currently, Becton Dickinson is, subject to limited exceptions, the exclusive distributor of our keratomes and keratome related products in the U.S., the U.K., Ireland and Japan, and has a non-exclusive right to distribute kits including keratome products in other countries. We have retained the right to sell directly to TLC and to market and sell our keratome products in markets other than the U.S., U.K., Ireland and Japan. In these markets, our keratome products are marketed both through our existing distributor network for excimer laser system sales and through direct sales efforts.

MANUFACTURING

     EXCIMER LASER SYSTEMS

         MANUFACTURING FACILITIES. Our manufacturing operations primarily consist of assembly, inspection and testing of parts and system components to assure performance and quality. We acquire components of our laser system and assemble them into a complete unit from components that include both "off-the-shelf" materials and assemblies and key components that are produced by others to our design and specifications. We conduct a series of final system integration and acceptance tests prior to shipping a completed system. The proprietary computer software that operates the scanning system in our laser systems was developed and is maintained internally.

         We have excimer laser system manufacturing operations in Winter Park, Florida and San Jose, Costa Rica. LaserScan LSX excimer laser systems assembled in our Florida facility are shipped to U.S. customers and systems assembled in our Costa Rica facility are shipped to our international customers. We relocated our U.S. manufacturing operation to a larger leased facility in Winter Park, FL during the second quarter of 2000. In October 1996, we received certification under ISO 9002, an international system of quality assurance, for our manufacturing and quality assurance activities in our Florida and Costa Rica facilities. Since that time we have maintained our ISO 9002 certification through a series of periodic surveillance audits and have also been certified at our Winter Park facility to ISO 9001 quality system standards.

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

     DIAGNOSTIC AND CUSTOM TREATMENT PRODUCTS

         Our AstraMax integrated diagnostic workstation will be manufactured in our Winter Park manufacturing facility. The AstraPro software is under development by LaserSight's software engineers and will be distributed from Winter Park when it has been completed and receives the necessary approvals.

     KERATOME PRODUCTS

         The UltraShaper durable keratome is being manufactured exclusively for us by Owens Industries, Inc. Owens is experienced in the machining and assembly of precision instruments. The control console for our keratomes is manufactured for us by Humphrey Instruments, a division of Carl Zeiss, Inc., located in San Leandro, California.

         The UniShaper single-use keratome is manufactured for us under an exclusive agreement with Frantz Medical Development Ltd., an ISO 9001 certified company experienced in the manufacture of disposable medical devices from engineering-grade polymer. This agreement has a 30-month term that expires in May 2002, and we are obligated to purchase 50,000 units during each year of the contract following receipt of final product approval, that occurred in October 1999. This agreement has been suspended indefinitely until the UltraShaper durable keratome is commercialized and design changes from the UltraShaper are incorporated into the UniShaper.

          Our UltraEdge keratome blades are manufactured by Becton Dickinson pursuant to our manufacturing agreement with them. Becton Dickinson has agreed to manufacture keratome blades exclusively for us, and we have agreed to purchase keratome blades exclusively from them. We generally are required to purchase one million keratome blades over a five-year period. The consummation of this agreement resulted in the cessation of internal blade manufacturing operations by LaserSight. We recently received notice from Becton Dickinson claiming that they have the right to end our manufacturing agreement and are currently involved in discussions with Becton Dickinson regarding modifications to this agreement. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance." We are developing alternative strategies for manufacturing our keratome blades in the event we are unable to agree on the terms of a modified relationship with Becton Dickinson.

COMPETITION

         The vision correction industry is subject to intense, increasing competition. We operate in this highly competitive environment that has numerous well-established U.S. and foreign companies with substantial market shares, as well as smaller companies. Many of our competitors are substantially larger, better financed, better known, and have existing products and distribution systems in the U.S. marketplace. FDA approval requirements are a significant barrier to entry into the U.S. market for commercial sales of medical devices. Two of our competitors, Visx and Alcon (Summit), received FDA approval of their broad beam laser systems more than four years ago, and have manufactured and sold laser systems that currently account for about 66% of the installed excimer laser systems in the U.S. Visx, Alcon, Bausch & Lomb and Nidek currently manufacture laser systems specifically approved by the FDA for use in LASIK procedures. In the market for keratome products, Bausch & Lomb sold a significant majority of the keratomes and keratome blades used by refractive surgeons in the U.S. in 1999 and 2000.

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

         Currently, five manufacturers, Visx, Alcon, Nidek, Bausch & Lomb and LaserSight, have excimer laser systems with the required FDA approval to commercially sell the systems in the U.S. Some of the approvals are for broader labeled indications, a key competitive element in the industry. A laser system with broader labeling approvals is attractive because it enlarges the pool of laser vision correction candidates to whom the procedure can be marketed. At present, the laser systems manufactured by all of our competitors in the U.S. market have FDA approval to perform a wider range of treatments than our laser system, including higher degrees of nearsightedness, astigmatism, and in the case of Visx and Alcon, farsightedness. These approvals have given Visx a competitive advantage, with laser systems sold by Visx having performed nearly 70% of the laser vision correction procedures performed in the U.S. in 1999 and 2000. Our LaserScan LSX excimer laser system is not presently approved to treat farsightedness, astigmatism or more than 10 diopters of nearsightedness in the U.S. Our PMA supplements for treatment of nearsightedness with astigmatism, farsightedness with astigmatism and mixed astigmatism are presently pending. While regulatory approvals play a significant role with respect to the U.S. market, competition from new entrants may be prevalent in other countries where regulatory barriers are lower.

         In February 2000, Visx announced that it was reducing the fee it charges to customers from $250 to $100 for each laser vision correction procedure performed on an excimer laser manufactured by Visx. Shortly after this announcement, Alcon announced it would also reduce its licensing fee to $100, plus an additional $25 for astigmatism and hyperopia correction and $150 for its Ladarvision systems. Bausch & Lomb has indicated it will charge a fee of $100 for each laser vision correction procedure performed on an excimer laser manufactured by Bausch & Lomb. We are currently charging a per procedure fee of up to $130. Nidek has indicated that it does not intend to charge per procedure fees. The per procedure fees received by us as well as our competitors who currently receive such fees are subject to change based on competitive factors and changing market conditions, and there can be no assurance that such fees will not be reduced or eliminated in the future.

         In addition to conventional vision correction treatments such as eyeglasses and contact lenses, we also compete against other surgical alternatives for correcting refractive vision disorders such as surgically implantable rings that recently received FDA approval, as well as implantable intraocular lenses and a holmium laser system developed for the treatment of farsightedness, that have also been approved by the FDA.

         We believe competition in the market for keratome products is primarily on the basis of performance, ease of use, design, automation, price, availability, regulatory approvals, royalty payments, warranty coverage and customer service capabilities. We believe that performance, ease of use, design, automation, and price are among the most significant, and believe that we compete favorably with respect to these factors. In addition to Bausch & Lomb, who manufactured a significant majority of the keratomes and keratome blades used by refractive surgeons in the U.S. in 1999 and 2000, our principal competitors in the keratome and keratome blade business include Moria and Innovative Optics.

INTELLECTUAL PROPERTY

         There are a number of U.S. and foreign patents or patent rights relating to the broad categories of laser devices, use of laser devices in refractive surgical procedures, delivery systems for using laser devices in refractive surgical procedures, keratometers, and keratomes. We maintain a portfolio of what we believe to be strategically important patents, patent applications, and licenses. Our patents, patent applications and licenses generally relate to the following areas of technology: UV and infrared-wavelength laser ablation for refractive surgery, our precision beam microspot laser scanning system, harmonic conversion techniques for solid state lasers, calibration of refractive lasers, treatment of glaucoma and other retinal abnormalities, keratometer design, enhanced techniques for corneal topography, techniques for treatment of nearsightedness and farsightedness, techniques to optimize clinical outcomes of refractive procedures, and keratome design. We monitor intellectual property rights in our industry on an ongoing basis and take action, as we deem appropriate, including protecting our intellectual property rights and securing additional patent or license rights.

         Among the more significant of our intellectual properties are our `679 patent, solid-state laser-related, and keratometer patents. In May 1996, we were granted the original '679 Patent relating to an ophthalmic surgery method utilizing a non-contact scanning laser. In 1998 we petitioned the U.S. Patent and Trademark Office for reissue of this patent, and in February 2001, we received a Notice of Allowance from the U.S. Patent and Trademark Office indicating that our '679 Patent will be reissued. Prior to the reissue the original '679 Patent included one independent claim and 23 total claims. The reissue application added nine new independent claims, and a total of 68 additional claims to better encompass the breadth of technology to which we are entitled. The 23 original claims remain essentially unchanged. The fundamental teachings of the original '679 Patent cover a refractive laser system using an excimer laser with low energy and a high laser pulse repetition rate to ablate corneal tissue with small pulses delivered to the corneal surface in an overlapping pattern. Through the reissue process, we were able to broaden several elements of the `679 Patent's original claims by removing certain restrictive elements.

         Our U.S. Patent No. 5,144,630 relates to a solid state laser operating at multi-wavelengths using harmonic frequency conversion techniques. This is the technology incorporated into our developmental solid state system that can produce both infrared and ultraviolet wavelengths.

         Two of our U.S. patents, Nos. 5,847,804 and No. 5,953,100, cover a multi-camera corneal analysis system that is the underlying technology for our AstraMax diagnostic workstation. This state-of-the-art multi camera (stereo) technology provides the precise corneal height measurements that will be needed for the planning of individualized, or custom ablation, treatments when these treatments are commercially available.

         A number of our competitors, including Visx and Alcon, have asserted broad intellectual property rights in technology related to excimer laser systems and related products, and intellectual property lawsuits are sometimes a competitive factor in our industry. In November 1999, Visx asserted that the Company's technology infringed one of Visx's U.S. patents for equipment used in ophthalmic surgery. See "Legal Proceedings--Visx, Incorporated" in Item 3 and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Uncertainties - We are subject to risks and uncertainties relating to our patent litigation with Visx" in Item 7. We believe that we own or have a license to all intellectual property necessary for commercialization of our products.

         PATENT SEGMENT. We have generated royalty income pursuant to license agreements with respect to certain of our intellectual property rights, primarily the Blum Patent and related license agreements we acquired from International Business Machines Corporation ("IBM") in August 1997. These patents ("IBM Patents"), the Blum Patent and U.S. Patent No. 4,925,523 ("Braren Patent") relate to the use of ultraviolet light for the removal of organic tissue and may be used in laser vision correction, as well as for non-ophthalmic applications, and is the fundamental blocking patent that underlies the technology of ultraviolet laser refractive surgery. Under the license agreements with Visx and Alcon we acquired from IBM, Visx and Alcon were each obligated to pay a royalty to us on all excimer laser systems they manufacture, sell or lease in the U.S., excluding those systems manufactured in the U.S. and sold into a country where a foreign counterpart to the IBM Patents exists.

         We purchased the Blum and Braren patents from IBM in August 1997 for $14.9 million. Shortly thereafter, we granted an exclusive paid up license in the cardiovascular field in exchange for a payment of $4 million. In February 1998, we entered into an agreement with Nidek pursuant to which we retained all of the IBM Patent rights within the U.S. and sold to Nidek, for $7.5 million, the foreign counterparts to those patents. We also granted Nidek a non-exclusive license to utilize the IBM Patents in the U.S. In addition, Nidek granted us an exclusive license to the foreign counterparts to the IBM Patents in the non-ophthalmic, non-vascular and non-cardiovascular fields. Since our 1997 purchase of the IBM Patents we have realized over $5 million in royalty revenues from licenses to the patent.

         In March 2001, we entered into a business arrangement with Alcon regarding the Blum Patent. As part of the arrangement, we sold the Blum Patent to Alcon for $6.5 million and assigned to Alcon certain licenses to the Blum Patent. We have retained a non-exclusive royalty free license under the Blum Patent and have also retained the license to the Blum Patent that was granted to Visx. LaserSight and Alcon will share in royalties received from any future licenses to the Blum Patent and we will also receive a portion of any recovery from parties found to be infringing the Blum Patent. Including the transaction with Alcon, we will have received a total of approximately $24 million from the Blum Patent and will continue to enjoy a royalty free license in the U.S.

         OTHER INTELLECTUAL PROPERTY. We also believe that our other intellectual property rights are valuable assets of our business. For example, we entered into an agreement with a subsidiary of TLC in October 1998 that grants us an exclusive license under U.S. Patent No. 5,630,810 (TLC Patent) relating to a treatment method for preventing the formation of central islands during laser surgery. Central islands are a problem generally associated with laser refractive surgery performed with broad beam laser systems used to ablate corneal tissue. In 1999 we filed a lawsuit against Visx, our competitor, asserting that they infringe this patent. We have agreed to pay TLC for the term of the exclusive license 20% of the aggregate net royalties we receive in the future from licensing the TLC patent and other patents currently owned by us. The TLC Patent is currently in reissue at the U.S. Patent and Trademark Office.

         The extent of protection that may be afforded to us by our patents, or whether any claim embodied in our patents will be challenged or found to be invalid or unenforceable, cannot be determined at this time. Our patents and other pending applications may not afford a significant advantage or product protection to us.

         We maintain an internal program that encourages development of patentable ideas. As of March 15, 2001, we have approximately 30 U.S. patent applications undergoing prosecution at the U.S. Patent and Trademark Office and a number of counterparts to these applications filed internationally. Our patent applications generally relate to the use of laser devices in refractive surgical procedures, delivery systems and other technology related to the use of laser devices in refractive surgical procedures, diagnostic devices for eye measurements, and keratomes.

         In the U.S., our trademarks include LaserSight(R), AccuTrack(R), LSX(R), LaserScan LSX(R), MicroShape(R), UltraEdge(R), and UniShaper(R). We have also applied for registration of 11 additional trademarks.

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

         CLASS III DEVICES. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA requires PMAs. The process of obtaining approval of a PMA application is lengthy, expensive and uncertain. It requires the submission of extensive clinical data and supporting information to the FDA. Human clinical studies may be conducted only under an FDA-approved protocol and must be conducted in accordance with FDA regulations. In addition to the results of clinical trials, the PMA application includes other information relevant to the safety and efficacy of the device, a description of the facilities and controls used in the manufacturing of the device, and proposed labeling. After the FDA accepts a PMA application for filing and reviews the application, a public meeting may be held before an FDA advisory panel comprised of experts in the field.

         After the PMA is reviewed and discussed, the panel issues a favorable or unfavorable recommendation to the FDA and may recommend conditions. Although the FDA is not bound by the panel's recommendations, it historically has given them significant weight. If the FDA's evaluation of the PMA application is favorable, the FDA typically issues an "approvable letter" requiring the applicant's agreement to comply with specific conditions (such as specific labeling language) or to supply specific additional data (such as post-approval patient follow-up data) or other information in order to secure final approval. Once the approvable letter is satisfied, the FDA will issue approval for certain indications that may be more limited than those originally sought by the manufacturer. The PMA approval can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in enforcement action, including withdrawal of the approval. Products manufactured and distributed pursuant to a PMA will be subject to extensive, ongoing regulation by the FDA. The FDA review of a PMA application generally takes one to two years from the date such application is accepted for filing but may take significantly longer. The review time is often significantly extended by FDA requests for additional information, including additional clinical trials or clarification of information previously provided.

         Modifications to a device subject to a PMA generally require approval by the FDA of PMA supplements or new PMAs. We believe that our excimer laser systems require a PMA or a PMA supplement for each of the surgical procedures that they are intended to perform. The FDA may grant a PMA with respect to a particular procedure only when it is satisfied that the use of the device for that particular procedure is safe and effective. In granting a PMA, the FDA may restrict the types of patients who may be treated.

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

         Condition                           Regulatory Status
         ---------                           -----------------
         Low to Moderate Nearsightedness.....Approved (to -6 diopters) (PRK) (1)
                                             PMA supplement filed (LASIK)
         Moderate to High Nearsightedness    PMA supplement filed (PRK/LASIK)
           -- with astigmatism...............
         Higher Degrees of Nearsightedness...PMA supplement filed (LASIK)
           -- with astigmatism...............PMA supplement filed (LASIK)
         Moderate to High Farsightedness.....PMA supplement filed (LASIK)
           -- with astigmatism...............PMA supplement filed (LASIK)
         200 Hz pulse rate...................PMA supplement approved
         AccuTrack eye tracking system.......PMA supplement in process

(1) The LaserScan LSX has been approved by the FDA for treatment of nearsightedness of up to -6 diopters. The labeling stipulations of our approval allows for the treatment of nearsightedness up to 10.0 diopters at the surgeon's discretion and under specific labeling warnings.

         During 1998, we submitted and received approval to begin U.S. clinical trials of our scanning laser for treatment of nearsightedness and farsightedness, with and without astigmatism, utilizing the LASIK procedure. In early 2001, we submitted PMA supplements seeking approvals based on the data from such clinical trials. We also began a clinical trial of our scanning laser system for LASIK treatment of nearsightedness and nearsightedness astigmatism in Canada in late 1998 and received Device License Approval from Canadian Medical Devices Bureau in mid-1999. During 1996, we began clinical trials for photo-astigmatic refractive keratectomy, or PARK, in the U.S. The PMA supplement reflecting this data is currently pending with the FDA.

         In July 1997, we acquired from Photomed the rights to a PMA application filed with the FDA by Dr. Kremer for an excimer laser system for LASIK treatment. In July 1998, the FDA approved the PMA application for the laser to perform LASIK for correction of nearsightedness and nearsightedness with astigmatism. This approval, however, was for the treatment of nearsightedness and nearsightedness with astigmatism, specifically using LASIK at a single-site only. The commercial sale of the Photomed laser in the U.S. would require additional FDA approvals and compliance with QSR/GMP. Based on these factors and our submission in December 2000 of a PMA supplement for LASIK based on clinical data from our LaserScan LSX laser systems, we have abandoned further efforts to commercialize this PMA. The FDA's approval of this PMA is unrelated to the PMA for our LaserScan LSX scanning laser system. Laser systems approved by the FDA for PRK are routinely used off-label to perform LASIK. A physician may decide, as part of the practice of medicine, to use a medical device outside of its FDA-approved indications for an unapproved or "off-label" use. Prior to late 1999, all LASIK procedures performed in the U.S. with commercially available lasers were performed in accordance with the practice of medicine. See "Products--Overview of Competitive Laser Systems" above.

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

         After the FDA has issued a determination of equivalency for a device, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) notice. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer's decision not to submit a new 510(k), the agency may retroactively require the manufacturer to submit a premarket notification. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until receipt of the necessary 510(k).

         In February 2001, we received notification from the FDA that the Company may begin commercial distribution of its AstraMax diagnostic workstation.

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

         The EU Medical Directives include requirements under EU laws regarding the placement of various categories of medical devices on the EU market. This includes a "directive" that an approved "Notified Body" will review technical and medical requirements for a particular device. All clinical testing of medical devices in the EU must be done under the Declaration of Helsinki, which means that companies must have ethics committee approval prior to commencement of testing, must obtain informed consent from each patient tested, and the studies must be monitored and audited. Patient records must be maintained for 15 years. Companies must also comply with the Medical Device Vigilance reporting requirements. In obtaining the CE Mark for our excimer laser system, we demonstrated that we satisfied all engineering and electro-mechanical requirements of the EU by having our manufacturing processes and controls evaluated by a Notified Body (Semko) for compliance with ISO 9002 and ISO 9001 requirements, and conducted a clinical study in France to confirm the safety and efficacy of the excimer laser system on patients.

RESEARCH AND DEVELOPMENT

         We continue to research and develop new laser products, laser systems, product upgrades enhancements, keratome products, including the UltraShaper durable keratome, and ancillary product lines. In March 2000, we acquired the intellectual property that we have developed into the AstraMax. We believe the AstraMax will assist us in developing our personalized treatment plan capabilities.

         Other research and development efforts include the continued development of a solid-state laser and enhancements for our advanced eye-tracking system that is standard on the international model of LaserScan

LSX. The solid-state is the first true non-gas laser capable of delivering a laser beam in the ultraviolet spectrum (common to all excimer lasers used for refractive surgery). In addition, the solid-state laser could be capable of generating multiple wavelengths, thus permitting its use for other ophthalmic procedures that now require separate lasers.

         Past solid-state research and development efforts resulted in the identification of many features that were subsequently incorporated into our excimer laser system. Further efforts will continue to be directed at an appropriate level towards the development of this system. As is the case with many new technology products, the commercialization of the solid-state laser is subject to potential delays.

         While the risk of failure of these specific activities may be significant, we believe that if developed, these products could provide us with a leading edge technology that would further differentiate our products from other companies in the industry. There is no assurance that any of these research and development efforts will be successful.

HEALTH CARE CONSULTING SERVICES

         We also provide health care and vision care consulting services to hospitals, managed care companies and physicians through our TFG subsidiary. The core business of TFG is two-fold: developing and maintaining physician databases for clients' needs and providing customized strategic plans. Services included are physician recruitment tools, competitive intelligence, demand studies, community health analyses and distribution channel mapping. TFG clients include multi-hospital health systems, community hospitals, academic medical centers, specialty health care providers and manufacturers and distributors of health care products. In 1998, as a result of losses incurred in previous years, TFG reduced staffing substantially, tightened it business focus and began outsourcing certain services such as teleresearch and physician recruiting. In 1999, two senior consultants joined who have helped develop new business during 2000, resulting in improved financial results for TFG.

         The senior consulting staff of TFG includes seven individuals with significant experience in health care. We believe that new business will increase as a result of existing business relationships and previously developed leads for new business. In addition to working with former clients, sales efforts are in development to generate new clients in the hospital, academic medical center, hospital system and other health care provider categories. TFG served approximately 10 clients in 2000.

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

EMPLOYEES

         As of December 31, 2000, we had 180 full-time and two part-time employees. None of our employees is a member of a labor union or subject to a collective bargaining agreement. LaserSight generally considers its employee relations to be good.

ITEM 2.  PROPERTIES

         Our principal offices, including executive offices and administrative, marketing and U.S. manufacturing facilities, are located in approximately 22,700 square feet of space that we have leased in Winter Park, Florida. This lease expires on June 14, 2002. We have leased approximately 15,600 square feet of additional space in Winter Park, Florida for administrative office space and to provide capacity for an increase in U.S. manufacturing. The lease of this additional space in Winter Park expires January 31, 2004. We lease approximately 3,900 square feet of office space in St. Louis, Missouri, which lease expires July 31, 2001. We lease approximately 6,400 square feet of space near San Jose, Costa Rica, that we use as a manufacturing facility. The lease of the San Jose manufacturing facility expires November 30, 2003. We lease approximately 5,500 square feet of space in Munich, Germany, that we use as our European base of operations. The Munich lease expires in February 2004. In our opinion, the various properties used in our operations are generally in good condition and are adequate for the purposes for which we utilize them.

ITEM 3.  LEGAL PROCEEDINGS

         VISX, INCORPORATED. On November 15, 1999, we were served with a complaint filed by Visx asserting that the Company's technology infringed one of Visx's U.S. patents for equipment used in ophthalmic surgery. On November 16, 1999, LaserSight and Visx reached agreement to stay the patent litigation and to continue negotiations toward a U.S. license agreement in our effort to facilitate commercialization of its laser systems in the U.S. During the stay, we could commence manufacturing our laser systems in the U.S. but could not sell, offer to sell, ship or use commercially our laser systems in the United States until the parties entered into a license agreement or the stay was otherwise lifted. On February 1, 2000, we announced that we withdrew from the licensing negotiations and allowed the litigation to proceed. The stay was lifted effective February 16, 2000. In addition, on February 1, 2000, we filed suit against Visx claiming non-infringement and invalidity of the Visx patent and asserting that Visx infringes U.S. Patent No. 5,630,810. Management believes that we do not infringe Visx's patent and that this action will not have a material adverse effect on our business, financial condition or results from operations. However, the outcome of patent litigation, particularly in jury trials, is inherently uncertain, and an unfavorable outcome in the Visx litigation could have a material adverse effect on our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Uncertainties - We are subject to risks and uncertainties relating to our patent litigation with Visx" in Item 7.

         FORMER NNJEI OWNERS. On March 22, 1999, we received notice of an action filed on March 15, 1999 by the former owners of Northern New Jersey Eye Institute, or NNJEI, and related assets and entities against LaserSight in U.S. District Court for the District of New Jersey. The complaint alleged breach of contract in connection with a provision in our July 1996 acquisition agreements related to the assets of NNJEI and related assets and entities. Such provision provided for additional issuance of LaserSight common stock if our stock price was not at certain levels in July 1998. We issued the additional common stock in July 1998 in accordance with the provisions of the agreements. The plaintiffs allege that, based on the price of LaserSight common stock in July 1998, additional payments were required of approximately $540,000. In November 2000, we settled this litigation in exchange for a one-time payment of $135,000.

         J.T. LIN. On June 24, 1999, Jui-Teng Lin, a former president, chief executive officer and director of LaserSight, filed an action in the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida, against LaserSight. This action asserts that LaserSight is currently in default on a promissory note executed in June 1991, and payable to Mr. Lin in the principal amount of $1,180,000. In February 2001, this matter was settled with prejudice at no cost to LaserSight.

         FORMER SHAREHOLDER OF TFG. On November 12, 1999 a lawsuit was filed in the U.S. District Court for the Eastern District of Missouri on behalf of a former shareholder of TFG, a wholly-owned subsidiary of LaserSight. The lawsuit names Michael R. Farris, our Chief Executive Officer, as the sole defendant and alleges fraud and breach of fiduciary duty by Mr. Farris in connection with the redemption by TFG of the former shareholder's capital stock in TFG. At the time of the redemption, which occurred prior to LaserSight's acquisition of TFG, Mr. Farris was the President and Chief Executive Officer of TFG. Our Board of Directors has authorized LaserSight to retain and, to the fullest extent permitted by the Delaware General Corporation Law, pay the fees of counsel to defend Mr. Farris, TFG and LaserSight in the litigation so long as a court has not determined that Mr. Farris failed to act in good faith and in a manner Mr. Farris reasonably believed to be in the best interest of TFG at the time of the redemption. Management has reviewed the lawsuit and believes that the allegations set forth therein are without merit, and that our obligations with respect to Mr. Farris' legal defense will not have a material adverse effect on our financial condition or results from operations.

         LAMBDA PHYSIK, INC. On January 20, 2000 a lawsuit was filed in the Circuit Court of Broward County, Florida on behalf of Lambda Physik, Inc. ("Lambda") against LaserSight. The action alleges that we breached an agreement we entered into with Lambda for the purchase of lasers from Lambda. Lambda has requested $1,852,813 in damages, plus interest, costs and attorney's fees. We believe that the allegations made by the plaintiff are without merit, and we intend to vigorously defend the action. Management believes that we have satisfied our obligations under the agreement and that this action will not have material adverse effect on our financial condition or results from operations.

         KREMER. On November 16, 2000 a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania on behalf of Frederic B. Kremer, M.D. and Eyes of the Future, P.C. The action alleges that LaserSight is in breach of certain terms and conditions of an agreement it entered into with Dr. Kremer relating to LaserSight's purchase of a patent from Dr. Kremer. Dr. Kremer has requested equitable relief in the form of a declaratory judgment as well as damages in excess of $1,600,000, plus interest, costs and attorney's fees. LaserSight believes that the allegations made by the plaintiff are without merit, and intends to vigorously defend the action. Management believes that LaserSight has satisfied its obligations under the agreement and that this action will not have material adverse effect on tour financial condition or results from operations.

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

         1998:                                                High       Low
         ----                                                 ----       ---
         First Quarter                                       $3.38      $1.56
         Second Quarter                                       5.38       2.25
         Third Quarter                                        8.03       3.38
         Fourth Quarter                                       6.00       2.75

         1999:
         ----
         First Quarter                                       $5.94      $3.88
         Second Quarter                                      20.38       5.22
         Third Quarter                                       17.63      12.13
         Fourth Quarter                                      18.31       7.19

         2000:
         ----
         First Quarter                                      $13.00      $5.50
         Second Quarter                                       6.75       3.25
         Third Quarter                                        5.56       3.09
         Fourth Quarter                                       3.81       0.91

         On March 28, 2001, the closing sale price for our common stock on the Nasdaq National Market was $2.06 per share. As of March 29, 2001, LaserSight had 23,562,814 shares of common stock outstanding held by approximately 261 stockholders of record and, to our knowledge, approximately 9,423 total stockholders, including stockholders of record and stockholders in "street name."

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

         As of March 29, 2001, we have not accrued any obligation to issue Centers Contingent Shares or Royalty Shares. We cannot assure you that any issuance of Centers Contingent Shares or Royalty Shares will be accompanied by an increase in our per share operating results. We are not obligated to pursue strategies that may result in the issuance of Centers Contingent Shares or Royalty Shares and, in fact, late in 2000 we abandoned the LaserSight Centers mobile laser strategy due to industry conditions and our increased focus on development and commercialization of our refractive products. It may be in the interest of our Chairman of the Board for us to pursue business strategies that maximize the issuance of Centers Contingent Shares and Royalty Shares.

         FOOTHILL WARRANT. In April 1997, we issued to Foothill Capital Corporation a warrant to purchase 500,000 shares of common stock (the "Foothill Warrant") at a price of $6.067 per share. We are required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price if we sell common stock or common stock-equivalents (such as convertible securities or warrants) at a price per share that is (or could be) less than the fair market value of the common stock at the time of such sale (a "Below-Market issuance"). To date, such anti-dilution adjustments have resulted in (1) an increase in the number of Foothill Warrant shares to 595,367, and (2) a reduction to the exercise price of the Foothill Warrant shares to $5.06 per share. Additional anti-dilution adjustments to the Foothill Warrant could also result from any future Below-Market Issuance. The Foothill warrants may be exercised at any time through March 31, 2002. As of March 29, 2001, warrants for 98,367 shares of our common stock remain outstanding.

         SERIES B WARRANT. In connection with our issuance of the Series B Preferred Stock in August 1997, we issued to the former holders of the Series B Preferred Stock warrants to purchase 750,000 shares of common stock (the "Series B Warrant") at a price of $5.91 per share at any time before August 29, 2002. In connection with a March 1998 agreement whereby we obtained the option to repurchase the Series B Preferred Stock and a lock-up on conversions, the exercise price of the Series B Warrant shares was reduced to $2.753 per share. We are required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price in the event we make a Below-Market Issuance. To date, these anti-dilution adjustments and other agreements among the former holders of the Series B Preferred Stock and us have resulted in (1) an increase in the number of Series B Warrant shares to 807,506, and (2) a reduction to the exercise price of Series B Warrant shares to $2.53 per share. Additional anti-dilution adjustments to the Series B Warrants could also result from any future Below-Market Issuance. As of March 29, 2001, 140,625 of such warrants had been exercised and 666,881 of such warrants remained outstanding.

         SHORELINE WARRANT. In connection with our sale of the Series B Preferred Stock in August 1997, we issued to four individuals associated with our placement agent warrants to purchase 40,000 shares of common stock (the "Shoreline Warrant") at a price of $5.91 per share at any time before August 29, 2002. We are required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price in the event we make a Below-Market Issuance. To date, these anti-dilution adjustments have resulted in
(1) an increase in the number of Shoreline Warrant shares to 43,269, and (2) a reduction to the exercise price of Shoreline Warrant shares to $5.42 per share. Additional anti-dilution adjustments to the Shoreline Warrants could also result from any future Below-Market Issuance of common stock. As of March 29, 2001, 8,589 of such warrants had been exercised and 34,680 of such warrants remained outstanding.

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

         MARCH 1999 PRIVATE PLACEMENT WARRANTS. In connection with our sale of common stock in March 1999, we issued the purchasers warrants to purchase a total of 225,000 shares of common stock at an exercise price of $5.125 per share, the closing price of the Company's common stock on March 22, 1999. The warrants have a term of five years. As of March 29, 2001, 45,000 of such warrants had been exercised and 180,000 of such warrants remained outstanding.

         CONSULTING WARRANTS. On February 22, 1999, in connection with a consulting services agreement that we entered into with Guy Numann, we issued warrants to purchase a total of 67,500 shares of our common stock at a price of $5.00 per share. One-third of the warrants become vested on each annual anniversary of the grant until all the warrants are vested. To the extent vested, the warrants are exercisable at any time prior to February 22, 2004. As of March 29, 2001, 45,000 of such warrants had vested and all such warrants remained outstanding.

         SEPTEMBER 2000 PRIVATE PLACEMENT WARRANTS. In connection with our sale of common stock in September 2000, we issued the purchasers warrants to purchase a total of 600,000 shares of common stock at an exercise price of $3.60 per share. The warrants have a term of three years. As of March 29, 2001, all such warrants remained outstanding.

         HELLER WARRANTS. In connection with our March 2001 loan agreement with Heller Healthcare Finance, Inc., we issued the Heller warrants to purchase a total of 243,750 shares of common stock at an exercise price of $3.15 per share. The warrants have a term of three years. As of March 29, 2001, all such warrants remained outstanding.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The summary financial information as of and for each of the years in the five-year period ended December 31, 2000 is derived from our consolidated financial statements for such years.

                                    (In thousands, except for per share amounts)
                                  2000             1999              1998            1997               1996
                                  ----             ----              ----            ----               ----
Net sales                      $ 34,518         $ 21,728          $ 17,756         $ 24,389          $ 21,504
Gross profit                     19,283           11,951            11,410           11,687            11,381
Loss from operations            (22,196)         (15,102)          (11,461)          (9,262)           (4,960)
Gain on sale of subsidiaries         --               --               364            4,129                --
Net loss                        (21,430)         (14,424)          (11,882)          (7,253)           (4,074)
Conversion discount
      on preferred stock             --               --              (859)             (42)           (1,011)
Dividends and accretion
      on preferred stock             --               --            (2,752)            (298)             (359)
Loss attributable to common
      stockholders              (21,430)         (14,424)          (15,493)          (7,593)           (5,444)
Basic loss per
      common share                (1.02)           (0.89)            (1.26)           (0.80)            (0.69)
Diluted loss per share            (1.02)           (0.89)            (1.26)           (0.80)            (0.69)

Working capital                  20,680           21,648            14,875           12,730            10,021
Total assets                     51,876           49,379            43,873           50,461            34,250
Long-term obligations               110              100               560              500               642
Redeemable convertible
      preferred stock                --               --                --           11,477                --
Stockholders' equity             37,335           39,578            34,015           27,040            26,769

                                       32

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

         All references to years are to LaserSight's fiscal years ended December 31, 2000, 1999 and 1998, unless otherwise indicated.

OVERVIEW

         LaserSight's net loss and loss attributable to common shareholders for 2000 was $21,430,081, or $1.02 per basic and diluted common share, on net sales of $34,517,601, while the net loss and loss attributable to common shareholders for 1999 was $14,423,980, or $0.89 per basic and diluted common share, on net sales of $21,728,452. The net losses are primarily attributable to the expenses generated by our technology segment.

         LaserSight is principally engaged in the manufacture and supply of microspot scanning excimer laser systems, keratomes, keratome blades and other related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of over 350 scanning laser systems outside the U.S., including approximately 180 of our LaserScan LSX laser systems.

         In November 1999, we received FDA approval for commercialization of our LaserScan LSX laser systems in the U.S., and shipments of that product in the U.S. began in March 2000.

         Our MicroShape family of keratome products includes our UltraShaper durable keratome, UniShaper single-use keratome, a control console that may be used interchangeably with our single-use and durable keratomes, and our UltraEdge keratome blades. We began commercial shipment of keratome blades in July 1999 and of our single-use keratomes in December 1999. We currently expect to begin commercial shipments of our UltraShaper durable keratomes during the second quarter of 2001, and anticipate that both of these products will provide us with the opportunity to participate in the significant growth in refractive laser vision correction procedure volume by generating recurring revenue streams

         As a result of these significant developments, our historical financial statements may not be indicative of our future performance. In particular, we anticipate that our LaserScan LSX laser system will make a more significant contribution to our future operating results as a result of the anticipated increased shipments of these laser systems to U.S. customers after we receive FDA approval for treatment of myopia with astigmatism. In addition, we expect to commercially launch our UltraShaper durable keratome in the second quarter of 2001, which we also expect to contribute to our future operating results. However, we expect to continue to incur a loss and a deficit in cash flow at least through the first half of 2001.

         We also license to other participants in the excimer laser industry various patents held by LaserSight related to the use of excimer lasers to ablate biological tissue, and provide health care and vision care consulting services to hospitals, managed care companies and physicians. For information regarding our export sales and operating revenues, operating profit (loss) and identifiable assets by industry segment, see note 13 of the notes to our consolidated financial statements included in this report.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                                               Percentage Increase (Decrease)
                                         As a Percentage of Net Sales                Over Prior Periods
                                            Year Ended December 31,                Year Ended December 31,
                                             1998      1999      2000           1998 to 1999      1999 to 2000
                                             ----      ----      ----           ------------      ------------
Statements of Operations Data:
Net revenues:
  Refractive products                        89.9%     89.3%     90.0%              21.5%             60.1%
  Patent services                             6.3       9.1       7.6               77.2              33.6
  Healthcare services                         3.8       1.6       2.4              (47.6)            131.7
                                           ------    ------    ------             ------            ------
    Net revenues                            100.0     100.0     100.0               22.4              58.9
Gross profit(1)                              64.3      55.0      55.9                4.7              61.3
Research, development and
    regulatory expenses (2)                  21.6      14.4      13.4              (18.3)             47.2
Other general and administrative
    expenses                                 68.5      76.7      65.2               37.1              35.1
Selling-related expenses (3)                 25.7      21.7      22.1                3.2              61.8
Amortization of intangibles                  13.0      11.7       7.6                9.9               2.8
Impairment loss                                 -         -      11.9                N/M               N/M
                                           ------    ------    ------             ------            ------
Loss from operations                        (64.5)    (69.5)    (64.3)              31.8              47.0

--------------------------------------------------------------------------------

N/M  Not meaningful.

1. As a percentage of net revenues, the gross profit for refractive products only for each of the three years ended December 31, 1998, 1999 and 2000 were 62%, 50% and 52%, respectively.

2. As a percentage of refractive product net revenues, research, development and regulatory expenses for each of the three years ended December 31, 1998, 1999 and 2000 were 24%, 16% and 15%, respectively.

3. As a percentage of refractive product net revenues, selling-related expenses for each of the three years ended December 31, 1998, 1999 and 2000 were 29%, 24% and 25%, respectively.

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         REVENUES. Net revenues for the year ended December 31, 2000 increased by $12.8 million, or 59%, to $34.5 million from $21.7 million in 1999.

         During the year ended December 31, 2000, refractive products revenues increased $11.7 million, or 60%, to $31.1 million from $19.4 million in 1999. This revenue increase was primarily the result of increased sales of the LaserScan LSX due to our ability to sell laser systems in the U.S., the higher price of the LaserScan LSX excimer laser system and the introduction of our blade and keratome related products. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance." During the year ended December 31, 2000, excimer laser system sales accounted for approximately $27.5 million in revenues compared to $17.0 million in 1999. During the years ended December 31, 2000 and 1999, respectively, LaserScan LSX system sales accounted for substantially all excimer laser system sales. During the year ended December 31, 2000, 90 laser systems were sold, compared to 65 laser system sales in 1999. Of the 90 laser systems sold in 2000, 7 were discounted sales to existing customers compared to 65 laser systems sold that included 14 discounted sales to existing customers in 1999.

         Net revenues from patent services for the year ended December 31, 2000 increased approximately $0.6 million, or 34%, to $2.6 million from $2.0 million in 1999, due to increased licensing fees.

         Net revenues from health care services for the year ended December 31, 2000 increased approximately $0.5 million, or 132%, to $0.8 million from $0.3 million in 1999. This increase primarily resulted from additional consulting services provided, partially attributable to the two senior level consultants added during the third quarter of 1999.

         COST OF REVENUE; GROSS PROFITS. For the years ended December 31, 2000 and 1999, gross profit margins were 56% and 55%, respectively. The gross margin increase during the year ended December 31, 2000 was primarily attributable to increased sales of the LaserScan LSX excimer laser system and higher patent and health care services revenues. These increased sales were partially offset by higher raw material costs relating to the LaserScan LSX excimer laser system and an increase in our inventory obsolescence reserve of $1.0 million. This additional reserve primarily relates to a write down of our aesthetic inventory, consisting mainly of erbium lasers used for skin resurfacing. This product line is not part of our focus on refractive products.

         RESEARCH, DEVELOPMENT AND REGULATORY EXPENSE. Research, development and regulatory expenses for the year ended December 31, 2000 increased $1.5 million, or 47%, to $4.6 million from $3.1 million in 1999. We continued to develop our keratome systems, excimer laser systems and continued to pursue expanded FDA approvals for our refractive products. As a result of a continuation of these efforts plus the development of new technologies like our AstraMax diagnostic workstation, we expect research and development expenses during 2001 to approximate the levels incurred during 2000. Regulatory expenses are expected to remain constant as a result of our continued pursuit of FDA approvals, protocols added during 1999 related to the potential use of our laser systems for treatments utilizing the LASIK procedure, pre-market approval supplements added during 2000 and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA.

         OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses for the year ended December 31, 2000 increased $5.8 million, or 35%, to $22.5 million from $16.7 million in 1999. This increase was due to an increase in expenses incurred at our refractive products subsidiary of approximately $6.3 million over 1999. These included enhancements primarily to the customer support and training, sales and marketing departments, including the establishment of a U.S. sales department, of $1.1 million, the establishment of our European operation of $0.6 million, higher depreciation costs of $0.4 million and $1.2 million of legal fees related to patent issues and litigation. See "Risk Factors and Uncertainties--Financial and Liquidity Risks--If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses, and we may experience difficulty collecting restructured receivables with extended payment terms."

         SELLING-RELATED EXPENSES. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the year ended December 31, 2000 increased $2.9 million, or 62%, to $7.6 million from $4.7 million in 1999. This increase was primarily attributable to a $1.0 million increase in sales commissions resulting from increased laser system sales, an increase of $1.1 million in license fees primarily resulting from the introduction of our keratome products and an increase of $1.0 million of warranty expense primarily related to increased laser system sales. During the last six months of 2000, $0.8 million of keratome-related royalties resulted from minimum royalty obligations. See "Risk Factors and Uncertainties - Company and Business Risks - Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products."

         AMORTIZATION OF INTANGIBLES. During the year ended December 31, 2000, costs relating to the amortization of intangible assets was $2.6 million, approximately the same as in 1999. Items directly related to the amortization of intangible assets are acquired technologies, patents, license agreements and goodwill.

         IMPAIRMENT LOSS. During the fourth quarter of 2000, we recorded an impairment loss of approximately $2.3 million related to goodwill of our LaserSight Centers subsidiary. The combination of increased price competition and resulting losses in many other laser centers businesses during 2000 and our increased focus on refractive product development and commercialization resulted in management's decision in late 2000 to abandon the strategy of a mobile laser business. As a result, management performed an evaluation of the recoverability of such goodwill, and concluded that a significant impairment of intangible assets had occurred. An impairment charge was required because the carrying value of the assets could not be recovered through estimated net cash flows.

         During the fourth quarter of 2000, we also recorded an impairment loss of approximately $1.8 million related to the PMA application acquired in 1997. In December 2000, we submitted to the FDA our own PMA supplement representing data from clinical trials performed on our LSX laser system, an advantage over the PMA application acquired in 1997. In addition, the FDA has audited and approved our manufacturing operation for the LSX laser system. This December 2000 submission resulted in management's decision to abandon further efforts related to the PMA application acquired in 1997. As a result, management performed an evaluation of the recoverability of such intangible asset, and concluded that a significant impairment of it had occurred. An impairment charge was required because the carrying value of the assets could not be recovered through estimated net cash flows.

         LOSS FROM OPERATIONS. The operating loss for the year ended December 31, 2000 was $22.2 million compared to the operating loss of $15.1 million in 1999. This increase in the loss from operations was primarily due to the increase in sales of our LaserScan LSX excimer laser system and an improvement in the operating gain generated by our patent services subsidiary, more than offset by an increase in other general and administrative expenses related to our refractive products operations as well as impairment loss of $4.1 million.

         OTHER INCOME AND EXPENSE. Interest and dividend income for the year ended December 31, 2000 was $0.9 million, an increase of $0.1 million over the comparable period in 1999. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense for the years ended December 31, 2000 and 1999 was not material.

         INCOME TAXES. For the years ended December 31, 2000 and 1999, LaserSight had no income tax expense as a result of net losses.

         NET LOSS. Net loss for the year ended December 31, 2000, was $21.4 million compared to a net loss of $14.4 million in 1999. The increase in net loss for the year ended December 31, 2000 can be attributed to the increase in sales of our LaserScan LSX excimer laser system and an improvement in the operating gain generated by our patent services subsidiary, more than offset by an increase in other general and administrative expenses related to our refractive products operations as well as an impairment loss of $4.1 million.

         LOSS PER SHARE. The loss per basic and diluted share was $1.02 for the year ended December 31, 2000 and $0.89 in 1999. During the year ended December 31, 2000, the weighted average shares of common stock outstanding increased primarily due to the conversion of preferred stock, private placements of common stock and the exercise of options and warrants.

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUES. Net revenues for the year ended December 31, 1999 increased by $3.9 million, or 22%, to $21.7 million from $17.8 million for the comparable period in 1998. During the year ended December 31, 1999, refractive products revenues increased $3.4 million, or 22%, to $19.4 million from $16.0 million for the comparable period in 1998. This revenue increase was primarily the result of increased sales of our higher priced LaserScan LSX excimer laser system. During the year ended December 31, 1999, excimer laser system sales accounted for approximately $17.0 million in revenues compared to $14.6 million in revenues over the same period in 1998. During the year ended December 31, 1999 and 1998, respectively, LaserScan LSX system sales accounted for 89% and 60%, respectively, of total excimer laser system sales. During the year ended December 31, 1999, 65 laser systems were sold compared to 50 system sales over the comparable period in 1998. The 65 systems sold during 1999 include 51 system sales to new customers and 14 LaserScan LSX excimer laser systems sold to existing customers to replace older laser systems. The replacement systems were sold at discounted prices at a positive gross margin, though at a lower gross margin than sales to new customers. Additional improvements in refractive products related revenues during the year ended December 31, 1999 were attributable to an increase in the level of service contract revenues and increased revenues generated from our aesthetic product line, that was acquired in April 1998. These increases were slightly offset by a reduction in revenues generated from miscellaneous part sales for the year ended December 31, 1999 as compared to the year ended December 31, 1998. Net revenues from patent services for the year ended December 31, 1999 increased approximately $0.9 million, or 77%, to $2.0 million from $1.1 million for the comparable period in 1998, due to increased licensing fees. Net revenues from health care services for the year ended December 31, 1999 decreased approximately $0.3 million, or 48% to $0.4 million from $0.7 million for the comparable period in 1998. This decrease was primarily attributable to a reduction in consulting services provided and was accompanied by a reduction in expenses of approximately $0.2 million over the year ended December 31, 1998. Such revenue and expense reductions are primarily the result of staffing reductions instituted during mid-1998 to more closely match the cost structure of this segment with anticipated revenues going forward.

         COST OF REVENUES; GROSS PROFITS. For the years ended December 31, 1999 and 1998, gross profit margins were 55% and 64%, respectively. The gross profit margin decrease during the year ended December 31, 1999 was primarily attributable to higher raw material costs relating to the LaserScan LSX excimer laser system of $2.0 million, an increase in manufacturing overhead of $0.5 million, an increase in our inventory obsolescence reserve of $0.9 million, and an increase of $0.2 million in raw materials relating to our aesthetics division, that was acquired in April 1998.

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

         OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses for the year ended December 31, 1999 increased $4.5 million, or 37%, to $16.7 million from $12.2 million for the comparable period in 1998. This increase was due to an increase in expenses related to our refractive products business of approximately $4.6 million over the comparable period in 1998. These included enhancements to the customer support and training, quality assurance, marketing, software development and engineering departments of $2.5 million, $0.4 million of costs relating to our efforts to develop a blade manufacturing operation, $0.5 million of higher depreciation and lease costs (including the second Winter Park, Florida facility and larger office space), $0.4 million of salaries primarily resulting from staffing additions to accounting, information systems and human resources departments and bad debt expense of $0.8 million, which represented a general increase in reserves. See "Risk Factors--Financial and Liquidity Risks - If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses, and we may experience difficulty collecting restructured receivables with extended payment terms." The total increase was partially offset by a $0.2 million reduction of expenses related to our patent services business from the comparable period in 1998.

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

         OTHER INCOME AND EXPENSE. Interest and dividend income for the year ended December 31, 1999 was $0.8 million compared to $0.6 million for the comparable period in 1998. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense for the year ended December 31, 1999 was $0.1 million compared to interest expense of $0.8 million for the comparable period in 1998. Interest expense incurred during the year ended December 31, 1999 related primarily to an adjustment to the fair value of the warrant issued to Foothill Capital Corporation and interest paid on a capital lease obligation during the first half of 1999. Interest expense incurred during the year ended December 31, 1998 related primarily to the credit facility established with Foothill on April 1, 1997 that was repaid in full in June 1998. In addition to interest paid on the outstanding note payable balance, interest expense in 1998 included the amortization of deferred financing costs, the accretion of the discount on the note payable, and fees associated with amendments to the original loan agreement. During the year ended December 31, 1998, LaserSight recognized gains on the sale of subsidiaries and securities of $0.4 million resulting from the sale of marketable equity securities that were received in December 1997 in exchange for the sale of two health care subsidiaries.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of funds have historically been from sales of preferred stock and common stock, sales of subsidiaries and patent rights and, to a lesser extent, our operating cash flows. We issued securities totaling approximately $14.8 million in 1997, $15.8 million in 1998, $8.9 million in 1999, and $19.1 million in 2000, and received proceeds from the exercise of stock options and warrants and purchases under our Employee Stock Purchase Plan of approximately $98,000 in 1997, $0.5 million in 1998, $10.4 million in 1999 and $85,000 in 2000. In addition, we sold subsidiaries and various patent rights, resulting in proceeds to us of approximately $10.5 million in 1997, $12.7 million in 1998 and $6.5 million to date in 2001. We have principally used these capital resources to fund operating losses, working capital requirements, capital expenditures, acquisitions and retirement of debt. At December 31, 2000, we had an accumulated deficit of $59.6 million.

         In March 2001, we completed the sale of the Blum Patent for a cash payment of $6.5 million. We retained a non-exclusive royalty free license under the patent, which relates to the use of ultraviolet light for the removal of organic tissue. Our book value of the patent at December 31, 2000, was approximately $2.4 million.

         On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with Heller. We borrowed
$3.0 million under the term loan at a rate per annum equal to two and one-half percent (2 1/2%) above the prime rate. Interest is payable monthly and the loan must be repaid on March 12, 2003. Under the credit agreement, we have the option to borrow amounts at a rate per annum equal to one and one-quarter percent (1 1/4%) above the prime rate for short term working capital needs or such other purposes as may be approved by Heller. Borrowings are limited to 85% of qualified accounts receivable related to U.S. sales. Borrowings under the Credit Agreement are secured by substantially all of the Company's assets. The term and credit facility require us to maintain a minimum net worth. The terms of the loans extend to March 12, 2003. In addition to the costs and fees associated with the transaction, we issued to Heller a warrant to purchase 243,750 shares of common stock at an exercise price of $3.15. The warrant expires on March 12, 2004. The credit facility replaces a $5.0 million credit facility that was entered into in September 2000. At March 29, 2001, we had no borrowings under the credit facility.

         Our working capital decreased $0.9 million from $21.6 million at December 31, 1999 to $20.7 million as of December 31, 2000. This decrease in working capital resulted primarily from the private placements of common stock in January, February and September 2000 and other equity transactions, which resulted in gross proceeds of $19.2 million, offset primarily by our loss before depreciation, amortization and impairment losses of $13.6 million and our acquisition of property and intangible assets for $6.1 million.

         Operating activities used net cash of $15.7 million during 2000, compared to $11.7 million during 1999. We expect to incur a loss and a deficit in cash flow from operations for the first half of 2001. There can be no assurance that we can regain or sustain profitability or positive operating cash flow in any subsequent fiscal period. Net cash used in investing activities of $6.1 million during 2000 can be attributed primarily to the purchase of patents and property and equipment. As of December 31, 2000, we had no significant commitments for capital expenditures. Net cash provided from financing activities during 2000 of $19.2 million resulted primarily from the issuance of 3,060,316 shares of common stock in private placements to five investors for gross proceeds of $19.3 million (including $10.0 million from TLC).

         We are currently exploring opportunities for additional equity financing through a private placement of our common stock. We believe that, in addition to our existing balances of cash and cash equivalents and our cash flows from operations, some form of equity or debt financing may be necessary to fund our anticipated working capital requirements for the next 12 months in accordance with our current business plan. Our belief regarding future working capital requirements is based on various factors and assumptions including: the growth in laser sales resulting from our entrance into the U.S. market in March 2000 with corresponding increases in accounts receivable and inventory purchases to date, the uncertain timing of astigmatism and other supplemental FDA approvals for our LaserScan LSX excimer laser system, that could continue to impact our sales during 2001, the uncertain timing of the market introduction of our UltraShaper durable keratomes, commercial acceptance of our UltraEdge keratome blades and UniShaper single-use keratomes, which we believe is partially dependent upon the successful introduction of the UltraShaper, the anticipated timely collection of receivables, and the absence of unanticipated product development and marketing costs. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance." These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. Similarly, our long-term liquidity will be dependent on the successful entrance into the U.S. market with our laser systems, the successful entrance into U.S. and international markets of our diagnostic workstation and keratome products, and our ability to collect our receivables on a timely basis. We may seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. Other than the $3.0 million term loan and $10.0 million credit facility completed in March 2001 with Heller, we currently do not have any commitments for additional financing. There can be no assurance that we can obtain financing that we believe will be necessary to finance our working capital requirements for the next 12 months. See "Risk Factors and Uncertainties--Financial and Liquidity Risks--We could require additional financing which might not be available if we need it."

SEASONALITY, BACKLOG AND CUSTOMER PAYMENT TERMS

         Based on our historical activity, we do not believe that seasonal fluctuations have a material impact on our financial performance.

         To date, we have been able to ship laser units as orders are received. As a result, order backlog is not a meaningful factor in our business.

         In the U.S., we expect that sales of our laser systems will generally be to customers with approved credit, and we anticipate that the purchase price for such laser systems will generally be paid to us within 60 days of shipment. In international markets, unless a letter of credit or other acceptable security has been obtained, we generally require a down payment or deposit from our laser system customers at or before installation. At December 31, 2000, we were the payee on letters of credit with foreign financial institutions aggregating approximately $0.3 million (compared to approximately $0.6 million at December

31, 1999). On occasion, it is necessary to meet a competitor's more liberal terms of payment. In those and other cases, we may provide term financing. Our internally-financed sales with repayment periods exceeding 18 months (measured from the installation date) decreased from 10 systems in 1998, to five systems in 1999 and consisted of 12 systems during 2000. In our experience, sales of major capital equipment such as excimer laser systems in certain areas, including much of South and Central America, often require payment terms ranging from 12 to 24 months.

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

         We received the FDA approval necessary for the commercial marketing and sale of our LaserScan LSX excimer laser system in the U.S. in late 1999 and commercial shipments to customers in the U.S. began in March 2000. Our previous experience marketing and selling our LaserScan LSX excimer laser system in the U.S. had been limited to cost-recovery sales to refractive surgeons participating in our FDA clinical trials.

         The required level of per procedure fees payable to us by refractive surgeons upon receipt of anticipated FDA approval for treatment of myopia with astigmatism may not be accepted by the marketplace or may exceed those charged by our competitors. While we believe that gaining access to our recently-approved scanning microspot laser technology justifies the required per procedure fee levels, we cannot assure you that this business model will be accepted by a large number of refractive surgeons. If our competitors reduce or do not charge per procedure fees to users of their systems, we could be forced to reduce or eliminate the fees charged under this business model, which could significantly reduce our revenues. For example, Nidek Co., Ltd., one of our competitors, has publicly stated that it will not charge per procedure fees to users of its laser systems in the U.S. and internationally.

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

         WE CANNOT ASSURE YOU THAT OUR KERATOME PRODUCTS WILL ACHIEVE MARKET ACCEPTANCE.

         Keratomes are surgical devices used to create a corneal flap immediately prior to LASIK laser vision correction procedures. We began to roll out our MicroShape family of keratome products with the commercial launch of our UltraEdge keratome blades in July 1999 and of our UniShaper single-use keratomes and control consoles in December 1999. We anticipate the commercial launch of our UltraShaper durable keratomes during the second quarter of 2001. We had previously estimated the launch of this product during the second quarter of

2000. We cannot assure you that there will not be further unanticipated delays in the launch of our UltraShaper durable keratome, which has continued a process of engineering refinement and validity testing prior to commercial release. Our UniShaper single-use keratome was the first disposable keratome product to be commercially marketed, and we cannot assure you that refractive surgeons, including in particular refractive surgeons who perform a large volume of LASIK procedures, will accept our UniShaper product as either a replacement for or a supplement to the durable keratomes traditionally used to create corneal flaps. In our recent experience, many surgeons are reluctant to use a disposable keratome product as their primary keratome. Also, market acceptance of the UniShaper may be hindered by surgeons needing to alter their surgical technique in order to achieve the desired clinical results. Our UltraShaper durable keratome incorporates the features found in the Automated Corneal Shaper keratome previously marketed by Bausch & Lomb, Inc. with new enhancements and features. However, Bausch & Lomb has not aggressively marketed or serviced the ACS since 1997 when we licensed the rights to commercially market keratomes based on the same technology, and has successfully transitioned a large number of refractive surgeons from the ACS to its Hansatome durable keratome product. We believe that many refractive surgeons learned to perform the LASIK procedure using the ACS and prefer the surgical technique required by the ACS, which is also used to operate our UltraShaper durable keratome, to the surgical technique required to operate the Hansatome keratome product. However, we cannot assure you that we will be successful in commercially introducing or achieving broad market acceptance of our UltraShaper durable keratome or our other keratome products.

         We have previously indicated that the successful implementation of our keratome product sales strategy is in part dependent upon our marketing and distribution alliance with Becton Dickinson. Due to the delay in the commercial launch of our UltraShaper durable keratome we initiated discussions with Becton Dickinson in order to modify our manufacturing and marketing agreements. While these discussions were ongoing we recently received notices from Becton Dickinson claiming that they have the right to end our marketing arrangement in six months and that they are not bound by the terms of our manufacturing agreement. Following our receipt of these notices Becton Dickinson indicated a willingness to discuss modified terms for a marketing and manufacturing relationship. While we do not agree that Becton Dickinson has the right to unilaterally end our current agreements we intend to discuss mutually beneficial modified agreements. If we cannot successfully market and sell our keratome products or if we are unable to successfully modify or replace our marketing and distribution alliance with Becton Dickinson, we may not be able to execute our business plan, which would have a material adverse effect on our business, financial condition and results of operations. See also "--Company and Business Risks--Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products."

         THE VISION CORRECTION INDUSTRY CURRENTLY CONSISTS OF A FEW ESTABLISHED PROVIDERS WITH SIGNIFICANT MARKET SHARES AND WE MAY ENCOUNTER DIFFICULTIES COMPETING IN THIS HIGHLY COMPETITIVE ENVIRONMENT.

         The vision correction industry is subject to intense, increasing competition, and we do not know if we will be able to compete successfully against our current and future competitors. Many of our competitors have established products, distribution capabilities and customer service networks in the U.S. marketplace, are substantially larger and have greater brand recognition and greater financial and other resources than we do. Visx Incorporated, the historical industry leader for excimer laser system sales in the U.S., sold laser systems that performed a significant majority of the laser vision correction procedures performed in the U.S. in 1999 and 2000. Similarly, Bausch & Lomb sold a significant majority of the keratomes used by refractive surgeons in the U.S. in 1999 and 2000. In 2000, Alcon acquired Summit Autonomous Inc. The merger resulted in a combined entity with enhanced market presence, technology base and distribution capabilities and provided Summit with a narrow beam laser technology platform which will compete more directly with our precision beam scanning microspot LaserScan LSX excimer laser system. In addition, as a result of the acquisition, the combined entity will be able to sell narrow beam laser systems under a royalty-free license to certain Visx patents without incurring the expense and uncertainty associated with intellectual property litigation with Visx. We anticipate that Alcon will leverage the sale of its laser systems with its other ophthalmic products.

         MANY OF OUR COMPETITORS RECEIVED EARLIER REGULATORY APPROVALS THAN US AND MAY HAVE A COMPETITIVE ADVANTAGE OVER US DUE TO THE SUBSEQUENT EXPANSION OF THEIR REGULATORY APPROVALS AND THEIR SUBSTANTIAL EXPERIENCE IN THE U.S. MARKET.

         We received the FDA approval necessary for the commercial sale of our LaserScan LSX excimer laser system in the U.S. in November 1999, and commercial shipments to customers in the U.S. began in March 2000. Our direct competitors include large corporations such as Visx and Alcon, each of whom received FDA approval of excimer laser systems more than three years ago and has substantial experience manufacturing, marketing and servicing laser systems in the U.S. In addition to Visx and Alcon, Nidek and Bausch & Lomb have also received FDA approval for their laser systems.

         In the U.S., a manufacturer of excimer laser vision correction systems gains a competitive advantage by having its systems approved by the FDA for a wider range of treatments. Initial FDA approvals of excimer laser vision correction systems historically have been limited to PRK treatment of low to moderate nearsightedness, with additional approvals for other and broader treatments granted only as a result of subsequent FDA applications and clinical trials. Our LaserScan LSX is currently approved only for the PRK treatment of low to moderate nearsightedness (up to -6.0 diopters) without astigmatism. In August 2000, we received FDA approval to operate our laser systems at a 200 Hz pulse repetition rate, twice the originally approved rate. Currently, excimer laser vision correction systems manufactured by Visx, Alcon, Bausch & Lomb and Nidek have been approved for higher levels of nearsightedness than the LaserScan LSX and are also approved for the treatment of nearsightedness with astigmatism for which the LaserScan LSX currently does not have approval. The Visx and Alcon excimer laser systems are also approved for the treatment of moderate farsightedness.

         We have submitted a PMA supplement to the FDA for approval to utilize LASIK for the treatment of nearsightedness with astigmatism and have responded to FDA requests for additional patient data related to our submission. We anticipate FDA approval of this application during the second quarter of 2001, though we cannot ensure when the approval will be received. In addition, we have submitted PMA supplements to the FDA to permit our laser systems sold to customers in the U.S. to utilize LASIK to treat hyperopia, hyperopic astigmatism, and mixed astigmatism. FDA approval of these applications is anticipated by the end of 2001, though we cannot ensure when the approval will be received. Our ability to sell our laser systems in the U.S. may be severely impaired if the FDA does not timely approve our application for our LaserScan LSX to treat nearsightedness with astigmatism, our application to permit our laser systems sold to customers in the U.S. to include our latest eye tracking technology, or our application to permit our laser systems sold to customers in the U.S. to utilize LASIK to treat myopic astigmatism, hyperopic astigmatism, and mixed astigmatism.

         Alcon's Apex Plus and Ladarvision Excimer Laser Workstations, Visx's Star S2 Excimer Laser System and Nidek's EC-5000 Excimer Laser System have received FDA approval for the LASIK treatment of myopia (nearsightedness) with or without astigmatism. The approvals for most of the systems are for the correction of myopia in the range of 0 diopters to -14.0 diopters and myopia with astigmatism generally in the range of -0.5 diopters to -5.0 diopters. Bausch & Lomb's Technolas 217 excimer laser has also received FDA approval for the treatment of myopia up to -7.0 diopters with up to -3.0 diopters of astigmatism. These laser systems are currently the only laser systems commercially available in the U.S. with FDA approval for use in LASIK. A physician may decide, as part of the practice of medicine, to use a medical device outside of its FDA-approved indications for an unapproved or "off-label" use. Prior to these laser approvals, all LASIK procedures performed in the U.S. with commercially available lasers were performed as the practice of medicine. In September 2000, the FDA approved Alcon's Ladarvision system for the correction using LASIK of farsightedness of up to +6.0 diopters and an astigmatism range of up to 6.0 diopters. In October 2000, the FDA approved Visx's Star S2 and S3 systems for the correction using PRK of farsightedness of up to +5.0 diopters and an astigmatism range of up to 4.0 diopters. Competitors' receipt of LASIK-specific FDA regulatory approvals could give them a significant competitive advantage that could impede our ability to successfully sell our LaserScan LSX system in the U.S. or discourage physicians from using our or other manufacturers' lasers off-label. Our failure to successfully market our product could have a material adverse effect on our business, financial condition and results of operations.

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

         Unfavorable side effects and potential complications that may result from the use of laser vision correction systems manufactured by any manufacturer may broadly affect market acceptance of laser-based vision correction surgery. Potential patients may not distinguish between our precision beam scanning spot technology and the laser technology incorporated by our competitors in their laser systems, and customers may not differentiate laser systems and procedures that have not received FDA approval from FDA-approved systems and procedures. Any adverse consequences resulting from procedures performed with a competitor's systems or an unapproved laser system could adversely affect consumer acceptance of laser vision correction in general. In addition, because laser vision correction is an elective procedure which is not typically covered by insurance and that involves more significant immediate expense than eyeglasses or contact lenses, adverse changes in the U.S. or international economy may cause consumers to reassess their spending choices and to select lower-cost alternatives for their vision correction needs. Any such shift in spending patterns could reduce the volume of LASIK procedures performed that would, in turn, reduce our revenues from per procedure fees and sales of single-use products such as our UniShaper keratome and our UltraEdge keratome blades.

         The failure of laser vision correction to achieve continued market acceptance could have a material adverse effect on our business prospects. Even if laser vision correction achieves and sustains market acceptance, sales of our keratome products could be adversely impacted if a laser procedure that does not require the creation of a corneal flap were to emerge as the procedure of choice.

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

COMPANY AND BUSINESS RISKS

         WE ARE SUBJECT TO RISKS AND UNCERTAINTIES RELATING TO LITIGATION.

         Visx commenced a lawsuit in November 1999 in the United States District Court, District of Delaware, against us alleging that our LaserScan LSX laser system infringes one of Visx's U.S. patents for equipment used in ophthalmic surgery. The LaserScan LSX is the only laser system we are currently marketing and is the only laser system manufactured by us that is approved for sale to U.S. customers. The suit requests, among other things, injunctive relief, treble damages and attorneys' fees and expenses. Management does not believe that our LaserScan LSX laser system infringes the asserted Visx patent. However, we had agreed to a stay of such litigation to pursue license negotiations with Visx in an effort to help facilitate commercialization of the LaserScan LSX in the U.S. market. We withdrew from license negotiations with Visx in February 2000, and after the stay of the litigation was lifted, we filed suit against Visx, claiming non-infringement and invalidity of the Visx patent and asserting that Visx infringes U.S. Patent No. 5,630,810 to which we hold an exclusive license. We also began to sell and ship our LaserScan LSX laser systems in the U.S. during March 2000.

         We believe that the claims Visx has made against us are without merit and we intend to vigorously contest them. However, if we are unsuccessful in defending this lawsuit, we may be enjoined from manufacturing and selling our LaserScan LSX laser system in the U.S. without a license from Visx. In addition, we may be subject to damages for past infringement. No assurance can be given as to whether we will be subject to such damages or, if so, the amount of damages that we may be required to pay. In addition, such patent litigation is time-consuming, is causing us to incur substantial expense, could divert management's attention, could cause product shipment delays or require us to develop non-infringing technology or enter into license agreements in order to market our products. Such license agreements, if required, may not be available on acceptable terms, or at all. The outcome of patent litigation, particularly in jury trials, is inherently uncertain, and an unfavorable outcome in the Visx litigation could have a material adverse effect on our business, financial condition and results of operations.

         WE WILL BE REQUIRED TO SIGNIFICANTLY EXPAND OUR U.S. MANUFACTURING OPERATIONS TO MEET OUR BUSINESS PLAN AND MUST COMPLY WITH STRINGENT REGULATION OF OUR MANUFACTURING OPERATIONS.

         We manufacture our LaserScan LSX laser systems for sale in the U.S. at our manufacturing facility in Winter Park, Florida, and continue to manufacture our laser systems for sale in international markets at our manufacturing facility in Costa Rica. Our U.S. personnel have limited experience manufacturing laser systems. We cannot, therefore, assure you that we will not encounter difficulties in increasing our production capacity for our laser systems at our Florida facility, including problems involving production delays, quality control or assurance, component supply and lack of qualified personnel. Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to extensive regulation by the FDA, including record keeping requirements and reporting of adverse experience with the use of the product. Our manufacturing facilities are subject to periodic inspection by the FDA, certain state agencies and international regulatory agencies. We require that our key suppliers comply with recognized standards as well as our own quality standards, and we regularly test the components and sub-assemblies supplied to us. Any failure by us or our suppliers to comply with applicable regulatory requirements, including the FDA's quality systems/good manufacturing practice (QSR/GMP) regulations, could cause production and distribution of our products to be delayed or prohibited, either of which could have a material adverse effect on our business, financial condition and results of operations.

         REQUIRED MINIMUM PAYMENTS UNDER OUR KERATOME LICENSE AGREEMENT MAY EXCEED OUR GROSS PROFITS FROM SALES OF OUR KERATOME PRODUCTS.

         In addition to the risk that the UniShaper single-use keratome or UltraShaper durable keratome will not be accepted in the marketplace, we are required to make certain minimum payments to the licensor under our amended and restated keratome license agreement. Under the original agreement, we were required to provide an excimer laser system and pay a total of $300,000 to the licensor in two equal installments due six and 12 months after the date of our receipt of the production molds for the UniShaper product. We provided the laser system to the licensor during the quarter ended June 30, 1998, and we received the molds in late 1999. We shipped the first UniShaper single-use keratome in December 1999 and paid one-half of the $300,000 in July 2000. In addition, beginning seven months after the first commercial shipment, we were required to make royalty payments equal to 50% of our defined gross profits from the sale of our UniShaper and UltraShaper keratomes, with a minimum royalty of $400,000 per calendar quarter for a period of eight quarters. On January 4, 2001, we entered into an amended and restated license and royalty agreement related to certain keratome related products. This amendment replaced a January 18, 2000 amendment in its entirety. Under the terms of the amendment we issued 730,552 shares of common stock to the licensors, valued at approximately $1.1 million, in partial payment for royalties during the term of the license. The term of the license was extended three years until July 31, 2005. In addition, minimum royalty payments totaling approximately $6.2 million will be due in quarterly installments through the term of the amendment. As a result of our obligations under this license arrangement, the minimum royalty payments we are required to make to the licensors may exceed our gross profits from sales of our UniShaper and UltraShaper keratome products. The amendment eliminated the restriction on us manufacturing, marketing and selling other keratomes, but the sale of such other keratomes is included in the gross profit to be shared with the licensors. The licensor's share of the gross profit, as defined in the agreement, decreased from 50% to 10%.

         OUR FAILURE TO TIMELY OBTAIN OR EXPAND REGULATORY APPROVALS FOR OUR PRODUCTS AND TO COMPLY WITH REGULATORY REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

         Our excimer laser systems and keratome products are subject to strict governmental regulations that materially affect our ability to manufacture and market these products and directly impact our overall business prospects. FDA regulations impose design and performance standards, labeling and reporting requirements, and submission conditions in advance of marketing for all medical laser products in the U.S. New product introductions, expanded treatment types and levels for approved products, and significant design or manufacturing modifications require a premarket clearance or approval by the FDA prior to commercialization in the U.S. The FDA approval process, which is lengthy and uncertain, requires supporting clinical studies and substantial commitments of financial and management resources. Failure to obtain or maintain regulatory approvals and clearances in the U.S. and other countries, or significant delays in obtaining these approvals and clearances, could prevent us from marketing our products for either approved or expanded indications or treatments, that could substantially decrease our future revenues. Additionally, product and procedure labeling and all forms of promotional activities are subject to examination by the FDA, and current FDA enforcement policy prohibits the marketing by manufacturers of approved medical devices for unapproved uses. Noncompliance with these requirements may result in warning letters, fines, injunctions, recall or seizure of products, suspension of manufacturing, denial or withdrawal of PMAs, and criminal prosecution. Laser products marketed in foreign countries are often subject to local laws governing health product development processes, that may impose additional costs for overseas product development. Future legislative or administrative requirements, in the U.S. or elsewhere, may adversely affect our ability to obtain or retain regulatory approval for our products. The failure to obtain approvals for new or additional uses on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

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

         In 1992, Summit and Visx formed a U.S. partnership, Pillar Point Partners, to pool certain of their patents related to corneal sculpting technologies. As part of their agreement to dissolve Pillar Point in June 1998, Summit and Visx granted each other a worldwide, royalty free cross-license whereby each party has full rights to license for use with its own systems all existing patents owned by either company relating to laser vision correction. In connection with our March 1996 settlement of litigation with Pillar Point regarding alleged infringement by our lasers of certain U.S. and foreign patents, we entered into a license agreement with Visx covering various foreign patents and patent applications pursuant to which we pay royalties to Visx.

         Litigation involving patents is common in our industry. While we do not believe our laser systems or keratome products infringe any valid and enforceable patents held by Visx, Alcon or any other person, Visx has asserted that we infringe their intellectual property, and we cannot assure you that one or more of our other competitors or other persons will not assert that our products infringe their intellectual property, or that we will not in the future be deemed to infringe one or more patents owned by them or some other party. We could incur substantial costs and diversion of management resources defending any infringement claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to market one or more of our products. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products will be available on commercially reasonable terms, or at all. See "--We are subject to risks and uncertainties relating to litigation."

         WE ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL
SALES.

         Our international sales accounted for 45% and 72% of our total revenues during the years ended December 31, 2000 and 1999, respectively. In the future, we expect that sales to international accounts will continue to represent a lower percentage of our total sales as a result of our recent and anticipated additional regulatory approvals to market our LaserScan LSX laser system in the U.S.and the anticipated commercial launch of our UltraShaper durable keratome in the second quarter of 2001. See "--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance." The majority of our international revenues for the year ended December 31, 2000 were from customers in Korea, Mexico, Malaysia, and Italy, and for the year ended December 31, 1999 were from customers in Canada, Mexico, Spain, Italy, Belgium and France.

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

         OUR SUPPLY OF CERTAIN CRITICAL COMPONENTS AND SYSTEMS MAY BE INTERRUPTED BECAUSE OF OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS.

         We currently purchase certain components used in the production, operation and maintenance of our laser systems and keratome products from a limited number of suppliers and certain key components are provided by a single vendor. For example, all of our keratome blades are currently manufactured exclusively by Becton Dickinson and all of our UniShaper single-use keratome products are manufactured exclusively by Frantz Medical Development Ltd. pursuant to our agreement with them. We do not have written long-term contracts with providers of some key laser system components, including TUI Lasertechnik und Laserintegration GmbH, which currently is a single source supplier for the laser heads used in our LaserScan LSX excimer laser system. Currently, SensoMotoric Instruments GmbH, Teltow, Germany, is a single source supplier for the eye tracker boards used in the LaserScan LSX. Any interruption in the supply of critical laser or keratome components could have a material adverse effect on our business, financial condition and results of operations. If any of our key suppliers ceases providing us with products of acceptable quality and quantity at a competitive price and in a timely fashion, we would have to locate and contract with a substitute supplier and, in some cases, such substitute supplier would need to be qualified by the FDA. If substitute suppliers cannot be located and qualified in a timely manner or could not provide required products on commercially reasonable terms, it would have a material adverse effect on our business, financial condition and results of operations.

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

FINANCIAL AND LIQUIDITY RISKS

         WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND OPERATING CASH FLOW DEFICITS AND WE EXPECT THAT OPERATING CASH FLOW DEFICITS WILL CONTINUE THROUGH AT LEAST THE FIRST HALF OF 2001.

         We experienced significant net losses and deficits in cash flow from operations for the years ended December 31, 2000, 1999 and 1998, as set forth in the following table. We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future.

                                          Year Ended December 31,
                               1998                1999               2000
                               ----                ----               ----
Net Loss                  $11.9 million      $14.4 million      $21.4 million

Deficit in Cash Flow
  from Operations         $14.3 million      $11.7 million      $15.7 million

         As of December 31, 2000, we had an accumulated deficit of $59.6 million.

         IF OUR UNCOLLECTIBLE RECEIVABLES EXCEED OUR RESERVES WE WILL INCUR ADDITIONAL UNANTICIPATED EXPENSES, AND WE MAY EXPERIENCE DIFFICULTY COLLECTING RESTRUCTURED RECEIVABLES WITH EXTENDED PAYMENT TERMS.

         Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $4.7 million at December 31, 2000, will be sufficient to cover the amount of our actual write-offs over time. At December 31, 2000, our net trade accounts and notes receivable totaled approximately $16.4 million, and accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, totaled approximately $2.3 million. Actual write-offs that exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customer's ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers.

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

         At December 31, 2000, we had extended the original payment terms of laser customer accounts totaling approximately $1.3 million by periods ranging from 12 to 60 months. Such restructured receivables represent approximately 5.9% of our gross receivables as of that date. Our liquidity and operating cash flow would be adversely affected if additional extensions become necessary in the future. In addition, it would be more difficult to collect laser system receivables if the payment schedule extends beyond the expected or actual economic life of the system, which we estimate to be approximately five to seven years. To date, we do not believe any payment schedule extends beyond the economic life of the applicable laser system.

         WE COULD REQUIRE ADDITIONAL FINANCING WHICH MIGHT NOT BE AVAILABLE IF WE NEED IT.

         During the years ended December 31, 2000 and 1999, we experienced deficits in cash flow from operations of $15.7 million and $11.7 million, respectively. We are currently exploring opportunities for additional equity financing through a private placement of our common stock. We believe that, in addition to our existing balances of cash and cash equivalents and our cash flows from operations, some form of equity or debt financing may be necessary to fund our anticipated working capital requirements for the next 12 months in accordance with our current business plan. Our belief regarding future working capital requirements is based on various factors and assumptions including: the growth in laser sales resulting from our entrance into the U.S. market in March 2000 with corresponding increases in accounts receivable and inventory purchases to date, the uncertain timing of astigmatism and other supplemental FDA approvals for our LaserScan LSX excimer laser system, which could continue to impact our sales during 2001, the uncertain timing of the market introduction of our UltraShaper durable keratomes, commercial acceptance of our UltraEdge keratome blades and UniShaper single-use keratomes, which we believe is partially dependent upon the successful introduction of the UltraShaper, the anticipated timely collection of receivables, and the absence of unanticipated product development and marketing costs. See "--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance." These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. If we do not collect a material portion of current receivables in a timely manner, or experience less market demand for our products than we anticipate, our liquidity could be materially and adversely affected.

         In March 2001, we entered into a $3.0 million term loan and $10.0 million revolving credit facility with Heller. We may borrow amounts under this credit facility at an annual rate equal to 1.25% above the prime rate for short-term working capital needs or for such other purposes as may be approved by Heller. Borrowings are limited to 85% of qualified accounts receivable related to U.S. sales. The credit facility replaces a $5.0 million credit facility that was entered into in September 2000. Borrowings under the loan agreement are secured by substantially all of the Company's assets. The facility requires us to maintain a minimum net worth. At March 29, 2001, we had no borrowings under the credit facility.

         We expect to seek additional equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. We currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available in the future to the extent required or that, if available, it will be on commercially acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the terms of the new securities could have rights, preferences and privileges senior to those of our common stock. If we raise additional funds through debt financing, the terms of the debt could require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest and may render us more vulnerable to competitive pressures and economic downturns. If we are not able to obtain financing necessary to meet our working capital needs, it could have a material adverse effect on our financial condition and results of operations.

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

         THE SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND DILUTIVE STOCK ISSUANCES MAY ADVERSELY AFFECT OUR STOCK PRICE.

         Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. Substantially all of our 23,562,814 shares of common stock outstanding at March 29, 2001 were freely tradable without restriction or further registration under the Securities Act of 1933, except to the extent such shares are held by "affiliates" as that term is defined in Rule 144 under the

Securities Act or subject only to the satisfaction of a prospectus delivery requirement.

         Shares of common stock that we may issue in the future in connection with acquisitions or financings or pursuant to outstanding warrants or agreements could also adversely affect the market price of our common stock and cause significant dilution in our earnings per share and net book value per share. We may be required to issue more than 7,800,000 additional shares of common stock upon the conversion of outstanding preferred stock, the exercise of outstanding warrants and stock options, and the satisfaction of certain contingent contractual obligations. See "Capitalization--Description of Capital Stock--Warrants and Other Agreements to Issue Shares."

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

         AMORTIZATION AND CHARGES RELATING TO OUR SIGNIFICANT INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR STOCK PRICE AND REPORTED NET INCOME OR LOSS.

         Of our total assets at December 31, 2000, approximately $11.7 million, or 22%, were goodwill or other intangible assets. Any reduction in net income or increase in net loss resulting from the amortization of goodwill and other intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

         In accordance with SFAS 121, we review intangible assets for impairment whenever events or changes in circumstances, including a history of operating or cash flow losses, indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized. We continue to assess the current results and future prospects of TFG, our subsidiary that provides health care and vision care consulting services, in view of the substantial reduction in the subsidiary's operating results in 1997. Though TFG's operating results improved in 1998 when compared to 1997, operating losses similar to those incurred during the first half of 1998 continued during 1999. In 1999, two senior consultants joined who have helped develop new business during 2000. The year ended December 31, 2000 reflected financial improvement over 1999. If TFG is unsuccessful in continuing to improve its financial performance, some or all of the carrying amount of goodwill recorded, $3.2 million at December 31, 2000, may be subject to an impairment adjustment.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company believes that its exposure to market risk for changes in interest and currency rates is not significant. The Company's investments are limited to highly liquid instruments with maturities generally three months or less. At December 31, 2000, the Company had approximately $7.0 million of short-term investments classified as cash and equivalents. All of the Company's transactions with international customers and suppliers are denominated in U.S. dollars.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         Information with respect to the Company's directors and executive officers is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 2001.

ITEM 13. CERTAIN RELATIONS AND RELATED TRANSACTIONS

         Information with respect to certain relations and related transactions is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES.

(a) (1) The following financial statements and related items commence on page F-1:

            Independent Auditors' Reports

            Consolidated Balance Sheets as of December 31, 2000 and 1999.

            Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

            Consolidated Statements of Comprehensive Loss for the years ended December 31, 2000, 1999 and 1998.

            Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

            Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

            Notes to Consolidated Financial Statements.

    (2)  Financial Statement Schedules:

         Schedules not filed:

            All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

    (3)  Exhibits required by Item 601 of Regulation S-K.

            The Exhibit Index set forth on page 60 of this Form 10-K is hereby incorporated herein by this reference.

b)   Reports on Form 8-K

None

                                INDEX TO EXHIBITS

Exhibit
Number                                      Description
------      --------------------------------------------------------------------

 2.1        See Exhibits 10.1, 10.2, 10.6, 10.7, 10.15, 10.20, 10.23, 10.24,
            10.27, 10.28, 10.48 and 10.55.

 3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 1 of Form 8-A/A (Amendment No. 5) fled by the Company on August 1, 2000*).

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

 4.1        See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 10.17, 10.21, 10.26, 10.31,
            10.32, 10.33, 10.40, 10.42, 10.43, 10.44, 10.45, 10.46, 10.47,
            10.51, 10.52, 10.53, 10.54, 10.56, 10.57, 10.59 and 10.60.

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

10.11 LaserSight Incorporated Amended and Restated 1996 Equity Incentive Plan (filed as Exhibit 10.11 to the Company's Form 10-Q filed on November 14, 2000*).

10.12 LaserSight Incorporated Amended and Restated Non-Employee Directors Stock Option Plan (filed as Exhibit 10.12 to the Company's Form 10-Q filed on November 14, 2000*).

10.13 Agreement dated January 1, 1997, between International Business Machines Corporation and LaserSight Incorporated (filed as Exhibit
            10.37 to the Company's Form 10-K for the year ended December 31, 1996*).

10.14 Addendum dated March 7, 1997 to Agreement between International Business Machines Corporation and LaserSight Incorporated (filed as
            Exhibit 10.38 to the Company's Form 10-K for the year ended December 31, 1996*).

10.15 Second Amendment to Agreement for Purchase and Sale of Stock by and among LaserSight Centers Incorporated, its stockholders and LaserSight Incorporated dated March 14, 1997 (filed as Exhibit 99.1 to the Company's Form 8-K filed on March 27, 1997*).

10.16 Amendment to Royalty Agreement by and between LaserSight Centers Incorporated, Laser Partners and LaserSight Incorporated dated March 14, 1997 (filed as Exhibit 99.2 to the Company" Form 8-K filed on March 27, 1997*).

10.17 Warrant to purchase 500,000 shares of common stock dated March 31, 1997 by and between LaserSight Incorporated and Foothill Capital Corporation (filed as Exhibit 10.44 to the Company's Form 10-Q filed on August 14, 1997*).

10.18 License Agreement dated May 20, 1997 by and between Visx Incorporated and LaserSight Incorporated (filed as Exhibit 10.45 to the Company's Form 10-Q filed on August 14, 1997*).

10.19 Patent Purchase Agreement dated July 15, 1997 by and between LaserSight Incorporated and Frederic B. Kremer, M.D. (filed as
            Exhibit 2.(I) to the Company's Form 8-K filed on August 13, 1997*).

10.20 Agreement and Plan of Merger dated July 15, 1997 by and among LaserSight Incorporated, Photomed Acquisition, Inc., Photomed, Inc., Frederic B. Kremer, M.D., Linda Kremer, Robert Sataloff, trustee for Alan Stewart Kremer and Robert Sataloff, Trustee for Mark Adam Kremer (filed as Exhibit 2.(ii) to the Company's Form 8-K filed on August 13, 1997*).

10.21 Warrant to purchase 750,000 shares of common stock dated August 29, 1997 by and between LaserSight Incorporated and purchasers of Series B Convertible Participating Preferred Stock of LaserSight Incorporated (filed as Exhibit 10.39 to the Company's Form 10-Q filed on November 14, 1997*).

10.22 Independent Contractor Agreement by and between Byron Santos, M.D. and LaserSight Technologies, Inc. (filed as Exhibit 10.42 to the Company's Form 10-Q filed on November 14, 1997*).

10.23 Stock Purchase Agreement, dated December 30, 1997, by and among LaserSight Incorporated, LSI Acquisition, Inc., MEC Health Care, Inc. and Vision Twenty-One, Inc. (filed as Exhibit 2.(I) to the Company's Form 8-K filed on January 14, 1998*).

10.24 Stock Distribution Agreement, dated December 30, 1997, by and among LaserSight Incorporated, LSI Acquisition, Inc., MEC Health Care, Inc. and Vision Twenty-One, Inc. (filed as Exhibit 2.(ii) to the Company's Form 8-K filed on January 14, 1998*).

10.25 Agreement dated April 1, 1992 between International Business Machines Corporation and LaserSight Incorporated (filed as Exhibit
            10.1 on Form 10-K for the year ended December 31, 1995*).

10.26 Securities Purchase Agreement, dated June 5, 1998, by and between LaserSight Incorporated and TLC The Laser Center, Inc.(filed as
            Exhibit 99.1 to the Company's Form 8-K filed on June 25, 1998*).

10.27 Letter Agreement dated September 11, 1998, amending the Agreement and Plan of Merger dated July 15, 1997, by and among LaserSight Incorporated, Photomed Acquisition, Inc., Photomed, Inc., Frederic
            B. Kremer, M.D., Linda Kremer, Robert Sataloff, Trustee for Alan Stewart Kremer and Robert Sataloff, Trustee for Mark Adam Kremer (filed as Exhibit 10.31 to the Company's Form 10-Q filed on November 16, 1998*).

10.28 Exclusive License Agreement dated August 20, 1998, by and between LaserSight Technologies, Inc. and TLC The Laser Center Patents Inc. (filed as Exhibit 10.32 to the Company's Form 10-Q filed on November 16, 1998*).

10.29 Manufacturing Agreement, dated September 10, 1997, by and between LaserSight Technologies, Inc. and Frantz Medical Development Ltd. (filed as Exhibit 10.3 to the Company's Form S-3, Pre-Effective Amendment No.1 filed on February 1, 1999*).

10.30 Employment Agreement by and between LaserSight Incorporated and Michael R. Farris dated October 30, 1998 (filed as Exhibit 10.37 to the Company's Form 10-K filed on March 31, 1999*).

10.31 Securities Purchase Agreement by and between LaserSight Incorporated and purchasers of common stock dated March 22, 1999 (filed as Exhibit 10.38 to the Company's Form 10-K filed on March 31, 1999*).

10.32 Warrant to purchase 225,000 shares of common stock dated March 22, 1999 by and between LaserSight Incorporated and purchasers of common stock of LaserSight Incorporated (filed as Exhibit 10.39 to the Company's Form 10-K filed on March 31, 1999*).

10.33 Warrant to purchase 67,500 shares of common stock dated February 22, 1999 by and between LaserSight Incorporated and Guy Numann (filed as
            Exhibit 10.40 to the Company's Form 10-Q filed on May 17, 1999*).

10.34 Manufacturing and Marketing Agreement, and Addendum thereto, dated May 14, 1999, by and between LaserSight Technologies, Inc. and Becton, Dickinson and Company (filed as Exhibit 10.40 to the Company's Form 10-Q filed on August 11, 1999*)**.

10.35 First Amendment to Manufacturing and Marketing Agreement, dated October 23, 1999, by and between LaserSight Technologies, Inc. and Becton, Dickinson and Company (filed as Exhibit 10.1 to the Company's 8-K, filed on October 27, 1999*)**.

10.36 Distribution Agreement, dated October 23, 1999, by and between LaserSight Technologies, Inc. and Becton, Dickinson and Company (filed as Exhibit 10.2 to the Company's 8-K, filed on October 27, 1999*)**.

10.37 Employment Agreement, by and between LaserSight Technologies, Inc. and J. Richard Crowley, dated as of July 3, 1997 (filed as Exhibit
            10.43 to the Company's Form 10-Q filed on November 15, 1999*).

10.38 Employment Agreement, by and between LaserSight Incorporated and Michael P. Dayton, dated November 10, 1998 (filed as Exhibit 10.44 to the Company's Form 10-Q filed on November 15, 1999*).

10.39 Relocation Agreement, by and between LaserSight Incorporated and Gregory L. Wilson, dated October 13, 1999 (filed as Exhibit 10.45 to the Company's Form 10-Q filed on November 15, 1999*).

10.40 Technology Development and License Agreement, dated October 23, 1999, by and between LaserSight Technologies, Inc. and Quadrivium, L.L.C. (filed as Exhibit 10.46 to the Company's Form 10-Q filed on November 15, 1999*).

10.41 Employment Agreement, by and between LaserSight Technologies, Inc. and Jack T. Holladay, dated October 27, 1999 (filed as Exhibit 10.47 to the Company's Form 10-Q filed on November 15, 1999*).

10.42 Securities Purchase Agreement by and between LaserSight Incorporated and TLC Laser Eye Centers Inc. dated January 31, 2000 (filed as
            Exhibit 99.2 to the Company's Form 8-K filed on February 8, 2000*).

10.43 Registration Rights Agreement dated January 31, 2000 by and between LaserSight Incorporated and TLC Laser Eye Centers Inc.(filed as
            Exhibit 99.3 to the Company's Form 8-K filed on February 8, 2000*).

10.44 Securities Purchase Agreement by and between LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. dated January 31, 2000 (filed as Exhibit 99.4 to the Company's Form 8-K filed on February 8, 2000*).

10.45 Registration Rights Agreement dated January 31, 2000 by and between LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. (filed as Exhibit 99.5 to the Company's Form 8-K filed on February 8, 2000*).

10.46 Securities Purchase Agreement by and between LaserSight Incorporated, Engmann Options, Inc. and MDNH Partners, L.P. dated February 18, 2000. The Company undertakes to provide to the Commission upon its request the schedules omitted from this exhibit (filed as Exhibit 10.54 to the Company's Form 10-K filed on March 30, 2000*).

10.47 Registration Rights Agreement dated February 18, 2000 by and between LaserSight Incorporated, Engmann Options, Inc. and MDNH Partners, L.P.(filed as Exhibit 10.55 to the Company's Form 10-K filed on March 30, 2000*).

10.48 Technology Purchase Agreement dated as of March 8, 2000 by and between LaserSight Technologies, Inc., Premier Laser Systems, Inc. and Eyesys-Premier, Inc. The Company undertakes to provide to the Commission upon its request the schedules omitted from this exhibit (filed as Exhibit 10.56 to the Company's Form 10-K filed on March 30, 2000*).

10.49 Employment Agreement, by and between LaserSight Technologies, Inc and Donald M. Litscher dated February 23, 2000 (filed as Exhibit
            10.57 to the Company's Form 10-Q filed on May 12, 2000*).

10.50 Employment Agreement, by and between LaserSight Technologies, Inc. and L. Stephen Dalton dated March 6, 2000 (filed as Exhibit 10.58 to the Company's Form 10-Q filed on May 12, 2000*).

10.51 Securities Purchase Agreement dated September 8, 2000 among LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. The Company undertakes to provide to the Commission upon its request the schedules omitted from this exhibit (filed as Exhibit 99.2 to the Company's Form 8-K filed on September 22, 2000*).

10.52 Warrant agreement dated September 8, 2000 among LaserSight Incorporated and BayStar Capital, L.P. (filed as Exhibit 99.3 to the Company's Form 8-K filed on September 22, 2000*).

10.53 Warrant agreement dated September 8, 2000 among LaserSight Incorporated and BayStar International, Ltd. (filed as Exhibit 99.4 to the Company's Form 8-K filed on September 22, 2000*).

10.54 Registration Rights Agreement dated September 8, 2000 among LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. (filed as Exhibit 99.5 to the Company's Form 8-K filed on September 22, 2000*).

10.55 Assignment Agreement dated as of February 27, 2001 among LaserSight Patents, Inc. and Alcon Laboratories, Inc. (filed as Exhibit 99.1 to the Company's Form 8-K filed on March 16, 2001*)**.

10.56 Amended and Restated License and Royalty Agreement dated as of January 3, 2001 by and between LaserSight Technologies, Inc., Luis
            A. Ruiz, M.D. and Sergio Lenchig.

10.57 Registration Rights Agreement dated January 3, 2001 among LaserSight Incorporated, Luis A. Ruiz, M.D. and Sergio Lenchig.

10.58 Loan and Security Agreement dated March 12, 2001 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc.

10.59 Warrant agreement dated March 12, 2001 among LaserSight Incorporated and Heller Healthcare Finance, Inc.

10.60 Registration Rights Agreement dated March 12, 2001 among LaserSight Incorporated and Heller Healthcare Finance, Inc.

Exhibit 11  Statement of Computation of Loss Per Share

Exhibit 21  Subsidiaries of the Registrant

Exhibit 23  Consent of KPMG LLP

Exhibit 27  Financial Data Schedule

Exhibit 99  Press release dated March 30, 2001

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

Dated:   March 30, 2001                  LASERSIGHT INCORPORATED

                                    By:  /s/ Michael R. Farris
                                         ---------------------------------------
                                         Michael R. Farris, President and
                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael R. Farris                                    Dated:   March 30, 2001
--------------------------------------------
Michael R. Farris, President,
Chief Executive Officer and Director

/s/ Francis E. O'Donnell, Jr., M.D.                      Dated:   March 30, 2001
--------------------------------------------
Francis E. O'Donnell, Jr., M.D.,
Chairman of the Board, Director

/s/ D. Michael Litscher                                  Dated:   March 30, 2001
--------------------------------------------
D. Michael Litscher, Chief Operating Officer
and Director

/s/ Terry A. Fuller, Ph.D.                               Dated:   March 30, 2001
--------------------------------------------
Terry A. Fuller, Ph.D., Director

/s/ Guy W. Numann                                        Dated:   March 30, 2001
--------------------------------------------
Guy W. Numann, Director

/s/ David T. Pieroni                                     Dated:   March 30, 2001
--------------------------------------------
David T. Pieroni, Director

/s/ Gregory L. Wilson                                    Dated:   March 30, 2001
--------------------------------------------
Gregory L. Wilson, Chief Financial Officer
(Principal accounting officer)

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholders
LaserSight Incorporated:

We have audited the accompanying consolidated balance sheets of LaserSight Incorporated and Subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserSight Incorporated and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                       /s/ KPMG LLP

St. Louis, Missouri
February 9, 2001, except
as to note 16, which is
as of March 12, 2001


                             LASERSIGHT INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 1999

                                ASSETS                                                  2000                   1999
                                                                                        ----                   ----
Current assets:
   Cash and cash equivalents                                                       $  8,593,858             11,247,801
   Accounts receivable-trade, net                                                     9,546,368              6,400,980
   Notes receivable-current portion, net                                              4,065,958              4,110,428
   Inventories                                                                       12,123,877              8,409,823
   Deferred tax assets                                                                   55,522                 68,208
   Other current assets                                                                 272,745                394,543
                                                                                   ------------           ------------
                                    Total current assets                             34,658,328             30,631,783

Notes receivable, less current portion, net                                           2,833,393              2,721,229
Property and equipment, net                                                           2,398,292              1,934,618
Other assets, net                                                                    11,986,439             14,091,303
                                                                                   ------------           ------------
                                                                                   $ 51,876,452             49,378,933
                                                                                   ============           ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $  3,870,791              2,694,494
   Accrued expenses                                                                   7,030,657              3,757,458
   Accrued commissions                                                                1,926,996              1,511,653
   Deferred revenue                                                                   1,149,415              1,020,044
                                                                                   ------------           ------------
                                    Total current liabilities                        13,977,859              8,983,649

Accrued expenses, less current portion                                                  398,767                615,942
Deferred royalty revenue, less current portion                                               --                 33,333
Deferred income taxes                                                                    55,522                 68,208
Long-term obligations                                                                   109,730                100,130
Commitments and contingencies

Stockholders' equity:
   Convertible preferred stock:
      Series C - par value $.001 per share; authorized 10,000,000 shares;
      2,000,000 shares issued and outstanding at December 31, 2000
      and 1999, respectively                                                              2,000                  2,000
      Series D - par value $.001 per share; authorized 10,000,000 shares; zero and 2,000,000  shares issued and outstanding at
      December 31, 2000 and 1999, respectively                                               --                  2,000
   Common stock-par value $0.001 per share; authorized 100,000,000 shares;
      22,920,278 and 18,040,313 shares issued and outstanding
      at December 31, 2000 and 1999, respectively                                        22,920                 18,040
   Additional paid-in capital                                                        98,594,665             82,346,811
   Issued shares held in escrow                                                              --             (2,936,250)
   Stock subscription receivable                                                     (1,140,000)            (1,140,000)
   Accumulated deficit                                                              (59,602,364)           (38,172,283)
   Less treasury stock, at cost; 145,200 common shares
      at December 31, 2000 and 1999                                                    (542,647)              (542,647)
                                                                                   ------------           ------------
                                    Total stockholders' equity                       37,334,574             39,577,671
                                                                                   ------------           ------------
                                                                                   $ 51,876,452             49,378,933
                                                                                   ============           ============
See accompanying notes to consolidated financial statements.

                             LASERSIGHT INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2000, 1999 and 1998

                                                                    2000                1999                1998
                                                                    ----                ----                ----
        Revenues:
             Products                                          $ 31,064,505          19,403,781          15,968,035
             Royalties                                            2,632,551           1,970,504           1,111,917
             Services                                               820,545             354,167             676,164
                                                               ------------        ------------        ------------
                                                                 34,517,601          21,728,452          17,756,116

        Cost of revenues:
             Product cost                                        14,804,797           9,621,351           6,048,730
             Cost of services                                       430,120             155,833             297,512
                                                               ------------        ------------        ------------

                          Gross profit                           19,282,684          11,951,268          11,409,874

        Research, development, and regulatory expenses            4,621,783           3,139,906           3,840,924

        Other general and administrative expenses                22,510,049          16,663,864          12,156,982
        Selling related expenses                                  7,620,844           4,710,288           4,562,740
        Amortization of intangibles                               2,609,506           2,539,072           2,310,169
        Impairment loss                                           4,116,504                  --                  --
                                                               ------------        ------------        ------------
                                                                 36,856,903          23,913,224          19,029,891
                                                               ------------        ------------        ------------

                          Loss from operations                  (22,196,002)        (15,101,862)        (11,460,941)

        Other income and expenses:
             Interest and dividend income                           930,040             770,967             591,481
             Interest expense                                       (29,119)            (93,085)           (782,668)
             Other, net                                            (135,000)                 --               1,952
                                                               ------------        ------------        ------------

                          Loss before income tax expense        (21,430,081)        (14,423,980)        (11,650,176)

        Income tax expense                                               --                  --             232,213
                                                               ------------        ------------        ------------

                          Net loss                              (21,430,081)        (14,423,980)        (11,882,389)

        Conversion discount on preferred stock                           --                  --            (858,872)

        Preferred stock accretion and dividend requirements              --                  --          (2,751,953)
                                                               ------------        ------------        ------------

        Loss attributable to common stockholders               $(21,430,081)        (14,423,980)        (15,493,214)
                                                               ============        ============        ============

        Loss per common share - basic and diluted              $      (1.02)              (0.89)              (1.26)
                                                               ============        ============        ============

        Weighted average number of shares outstanding
                              - basic and diluted                21,061,000          16,207,000          12,272,000
                                                               ============        ============        ============


        See accompanying notes to consolidated financial statements.



                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

                  Years ended December 31, 2000, 1999 and 1998

                                                                    2000                1999                1998
                                                                    ----                ----                ----

  Net loss                                                     $(21,430,081)        (14,423,980)        (11,882,389)

  Other comprehensive income (loss), net of tax:

  Unrealized gain (reversal) on marketable securities
      (net of tax of $(353,675) in 1998)                                 --                  --            (577,048)


  Reclassification adjustment for gains included in net loss
      (net of tax of $16,825)                                            --                  --             (27,452)
                                                               ------------        ------------        ------------

  Comprehensive loss                                           $(21,430,081)        (14,423,980)        (12,486,889)
                                                               ============        ============        ============


  See accompanying notes to consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2000, 1999 and 1998

                                                   Addi-      Issued     Subscrip-                                      Total
                                                   tional     Shares     tion        Unreal-    Accu-        Trea-      Stock
               Common Stock     Preferred Stock    Paid-in    Held In    Receiv-     ized      mulated      sury       holders'
              Shares   Amount    Shares  Amount    Capital    Escrow     able        Gain      Deficit      Stock      Equity
              ------   ------    ------  ------    -------    ------     ----        ----      -------      ------     --------
Balances at
  December 31,
  1997      10,149,872 $10,150         --$    -- 40,045,564          -- (1,140,000)  604,500 (11,865,914) (614,360)   27,039,940

Conversion
  of Series
  B prefer-
  red
  stock      2,392,220   2,392         --     --  3,714,747          --          --       --           --        --    3,717,139

Issuance of
  Series C
  and D
  preferred
  stock             --      --  4,000,000  4,000 15,815,556          --          --       --           --        --   15,819,556

Issuance of
  shares from
  exercise
  of stock
  options and
  warrants     194,625     195         --     --    513,476          --          --       --           --        --      513,671

Issuance of
  warrants in
  conjunction
  with
  settlement        --      --         --     --    250,000          --          --       --           --        --      250,000

Issuance of
  shares in
  conjunction
  with
  amendment
  of purchase
  agreement    187,500     187         --     --    749,813          --          --       --           --        --      750,000

Issuance of
  shares in
  conjunction
  with
  acquisi-
  tion         305,820     306         --     --  1,249,777          --          --       --           --        --    1,250,083
Issuance of
  shares in
  conjunction
  with 1996
  acquisition
  agreement    102,798     103         --     --       (103)         --          --       --           --        --           --

Premium and
  other
  adjustments
  on redemp-
  tion of
  Series B
  preferred
  stock             --      --         --     -- (2,969,180)         --          --       --           --        --   (2,969,180)

Adjustment
  of market-
  able equity
  securities
  to market,
  net of tax        --      --         --     --         --          --          -- (604,500)          --        --     (604,500)

Issuance of
  options and
  shares in
  conjunction
  with
  consulting
  agreements        --      --         --     --     37,742          --          --       --           --    93,276      131,018

Net loss            --      --         --     --         --          --          --       --  (11,882,389)       --  (11,882,389)
            ---------- -------  ---------  ----- ----------    --------  ---------- -------- ------------  -------- ------------
Balances at
  December 31,
  1998      13,332,835  13,333  4,000,000  4,000 59,407,392          --  (1,140,000)      --  (23,748,303) (521,084)  34,015,338

                                      F-5a

Issuance of
  shares
  from
  exercise
  of stock
  options,
  warrants
  and ESPP   2,257,478   2,257         --     -- 10,873,627          --          --       --           --   (21,563)  10,854,321

Issuance of
  options and
  warrants
  in con-
  junction
  with
  consulting
  agreements        --      --         --     --    187,192          --          --       --           --        --      187,192

Issuance of
  shares in
  conjunc-
  tion with
  acquisition
  of intang-
  ible
  assets       200,000     200         --     --  2,936,050          --          --       --           --        --    2,936,250

Issuance of
  stock
  options in
  conjunction
  with acqui-
  sition of
  intangible
  assets            --      --         --     --     94,800          --          --       --           --        --       94,800

Issuance of
  shares from
  financing,
  net of
  financing
  costs      2,250,000   2,250         --     --  8,847,750          --          --       --           --        --    8,850,000

Issued
  shares held
  in escrow         --      --         --     --         --  (2,936,250)         --       --           --        --   (2,936,250)

Net loss            --      --         --     --         --          --          --       --  (14,423,980)       --  (14,423,980)
            ---------- -------  --------- ------ ----------  ----------   --------- -------- ------------ --------- ------------

Balances at
  December 31,
  1999      18,040,313  18,040  4,000,000  4,000 82,346,811  (2,936,250) (1,140,000)      --  (38,172,283) (542,647)  39,577,671

                                      F-5b

Issuance of
  shares
  from
  exercise
  of stock
  options,
  warrants
  and ESPP      19,649      20         --     --     84,513          --          --       --           --        --       84,533

Issued
  shares
  returned
  from
  escrow and
  cancelled   (200,000)   (200)        --     -- (2,936,050)  2,936,250          --       --           --        --           --

Issuance of
  shares
  from
  financing,
  net of
  financing
  costs      3,060,316   3,060         --     -- 19,099,391          --          --       --           --        --   19,102,451

Conversion
  of prefer-
  red
  stock      2,000,000   2,000 (2,000,000)(2,000)        --          --          --       --           --        --           --

Net loss            --      --         --     --         --          --          --       --  (21,430,081)       --  (21,430,081)
            ---------- ------- ---------- ------ ----------  ----------  ---------- --------  -----------  -------- ------------

Balances at
  December 31,
  2000      22,920,278 $22,920  2,000,000 $2,000 98,594,665          --  (1,140,000)      --  (59,602,364) (542,647)  37,334,574
            ========== =======  ========= ====== ==========  ==========  ========== ========  ===========  ======== ============


See accompanying notes to consolidated financial statements.

                                      F-5c

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2000, 1999 and 1998

                                                                    2000                1999                1998
                                                                    ----                ----                ----
Cash flows from operating activities:
   Net loss                                                    $(21,430,081)        (14,423,980)        (11,882,389)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Realized gain on sale of investments and subsidiaries               --                  --            (364,452)
     Depreciation and amortization                                3,746,919           3,263,894           3,376,174
     Impairment loss                                              4,116,504                  --                  --
     Provision for uncollectible accounts                         2,354,366           1,965,234           1,212,896
     Stock, options and warrants issued in conjunction with
       consulting agreements and settlement                              --             187,192             381,018
     Changes in assets and liabilities:
        Notes receivable, net                                      (537,162)            595,280          (2,357,750)
        Accounts receivable, net                                 (5,030,286)         (3,495,128)         (2,215,473)
        Inventories                                              (3,714,054)           (315,451)         (2,942,720)
        Accounts payable                                          1,176,297             474,449              11,492
        Accrued expenses and commissions                          3,471,367             566,624             541,410
        Income taxes                                                     --              (9,239)           (875,752)
        Deferred revenue                                             96,038            (317,558)          1,156,716
        Other, net                                                   23,484            (174,328)           (370,182)
                                                               ------------       -------------       -------------
                 Net cash used in operating activities          (15,726,608)        (11,683,011)        (14,329,012)
                                                               ------------       -------------       -------------
Cash flows from investing activities:
     Purchases of property and equipment                         (1,600,654)           (704,298)           (648,475)
     Proceeds from sale of subsidiaries                                  --                  --           6,527,452
     Net proceeds from exclusive and non-exclusive
       license of patents                                                --                  --           6,170,000
     Acquisition of other intangible assets                      (4,513,665)                 --            (989,874)
     Transfer to restricted cash account                                 --                  --          (4,200,000)
     Proceeds from restricted cash account                               --                  --           4,228,000
                                                               ------------       -------------       -------------
                 Net cash provided by (used in)
                   investing activities                          (6,114,319)           (704,298)         11,087,103
                                                               ------------       -------------       -------------
Cash flows from financing activities:
     Proceeds from issuance of common stock                      19,102,451           8,850,000                  --
     Proceeds from preferred stock financings, net                       --                  --          15,819,555
     Redemption and repurchase of preferred stock                        --                  --         (10,512,000)
     Repayments on notes payable                                         --                  --          (2,000,000)
     Proceeds from exercise of stock options, warrants and ESPP      84,533          10,367,051             513,672
     Repayment of capital lease obligation                               --             (19,659)                 --
                                                               ------------       -------------       -------------
                 Net cash provided by financing activities       19,186,984          19,197,392           3,821,227
                                                               ------------       -------------       -------------
                 Increase (decrease) in cash and
                   cash equivalents                              (2,653,943)          6,810,083             579,318
Cash and cash equivalents:
    Beginning of year                                            11,247,801           4,437,718           3,858,400
                                                               ------------       -------------       -------------
    End of year                                                $  8,593,858          11,247,801           4,437,718
                                                               ============       =============       =============





See accompanying notes to consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

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

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company sells products to customers, at times extending credit for such sales. Exposure to losses on receivables is principally dependent on each customer's financial condition and their ability to generate revenue from the Company's products. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. To mitigate a portion of the Company's exposure on certain sales, the Company has obtained letters of credit to be drawn on foreign financial institutions in the event a customer should default. At December 31, 2000 and 1999, the Company was the payee on letters of credit with foreign financial institutions aggregating approximately $0.3 million and $0.6 million, respectively.

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

Inventory
---------

Inventory, which consists primarily of laser systems parts and components, is stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates cost determined on the first-in, first-out method.

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

Acquired technology was recorded as an intangible asset and is amortized over a period of 12 years based on the Company's estimate of the useful life of the solid-state laser product and related patent acquired. The Company continually assesses the potential market for solid-state as an improvement to existing excimer laser technology.

Research and Development
------------------------

Research and development costs are charged to operations in the year incurred. The cost of certain equipment used in research and development activities which have alternative uses is capitalized as equipment and depreciated using the straight-line method over the estimated lives (five to seven years) of the assets. Total expenditures on research and development for the years ended December 31, 2000, 1999 and 1998 were, approximately $3,165,000, $2,084,000 and
$2,813,000, respectively.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB No. 101). It provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company adopted SAB No. 101 as required in the fourth quarter of 2000 and there was no significant impact to the Company's consolidated financial statements as a result.

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

Cost of services consists of the costs related to servicing consulting clients.

Loss Per Share
--------------

Basic loss per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied), if dilutive. Diluted loss per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase Common Stock, and convertible Preferred Stock and are included in the computation using the treasury stock method if they would have a dilutive effect. Diluted loss per share for the years ended December 31, 2000, 1999 and 1998 is the same as basic loss per share.

Pursuant to Emerging Issue Task Force (EITF) Announcement No. D-60, the value of the conversion discount on the Series C and D Convertible Participating Preferred Stock (Series C and D Preferred Stock) issued in June 1998 (approximately $834,000) has been reflected as an increase to the loss attributable to common stockholders for the year ended December 31, 1998. The value of the conversion discounts, $0.07 per share in 1998, have been reflected as an adjustment to the loss attributable to common shareholders.

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2000, 1999 and 1998:

                           2000          1999          1998
                           ----          ----          ----
Numerator:
   Net loss           $(21,430,081)  (14,423,980)  (11,882,389)
   Conversion
     discount on
     preferred stock            --            --      (858,872)
   Preferred stock
     accretion
     and dividends              --            --    (2,751,953)
                      ------------  ------------  ------------
   Loss attributable
     to common
     stockholders     $(21,430,081)  (14,423,980)  (15,493,214)
                      ============  ============  ============

Denominator, basic and diluted:
   Weighted
     average shares
     outstanding        21,061,000    16,207,000    12,272,000
                      ============  ============  ============

Basic and diluted
   loss per share     $      (1.02)        (0.89)        (1.26)
                      ============  ============  ============

Common share equivalents, including contingently issuable shares, options, warrants, and convertible Preferred Stock totaling 2,507,000, 5,538,000 and 2,530,000 common stock equivalents at December 31, 2000, 1999 and 1998, respectively, are not included in the computation of diluted loss per share because they had an antidilutive effect.

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

NOTE 3 - ACQUISITIONS
---------------------

Intellectual Property
---------------------

On March 8, 2000, the Company acquired all intellectual property related to a development project designed to provide front-to-back analysis and total refractive measurement of the eye from Premier Laser Systems, Inc. Of the total consideration of approximately $4.0 million before transaction costs, approximately $2.8 million was paid at closing, $0.5 million was paid in April 2000 and approximately $0.7 million was paid in May 2000. Assets purchased included U.S. and foreign patents and pending patent applications and an exclusive license to nine patents that are intended to be used to complete development of an integrated refractive diagnostic work station. The total cost is included in the net costs of Patents and will be amortized over the life of the patents, 17 years.

Technology Development and License Agreement
--------------------------------------------

On October 23, 1999, the Company entered into a technology development and exclusive license agreement with Quadrivium, L.L.C. covering patents and patent applications related to a corneal reshaping procedure that achieves a refractive correction utilizing low levels of infrared energy. The Company issued 200,000 shares of Common Stock, valued at approximately $3.0 million, which were placed into escrow. If the Company determined the technology to be capable of producing a commercially viable system in accordance with the agreement, 100,000 shares would have been released from escrow. Otherwise, all shares would be returned to the Company. On the date that clinical trials using this technology were completed, if the Company determined that the international commercialization of the system was viable, the remaining 100,000 shares would have been released from escrow. Otherwise, the remaining shares would be returned to the Company. At December 31, 1999, the value of these shares was classified as Issued Shares Held in Escrow in the Stockholders' Equity section of the consolidated balance sheets. During the year ended December 31, 2000, the Company determined the technology not capable of producing a commercially viable system and, in accordance with the agreement, all 200,000 shares of Common Stock were released from escrow, returned to the Company, and cancelled.

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

Photomed, Inc.
--------------

In July 1997, the Company acquired from Photomed, Inc. the rights to a Pre-Market Approval (PMA) application filed with the Food and Drug Administration (FDA) for a laser to perform LASIK, a refractive surgery alternative to surface PRK. In addition, the Company purchased from a stockholder of Photomed, Inc. U.S. patent number 5,586,980 for a keratome, the instrument necessary to create the corneal "flap" in the LASIK procedure. The Company issued a combination of 535,515 unregistered shares of Common Stock (valued at $3,416,700) and $333,300 in cash as consideration for the PMA application and the keratome patent. The seller is entitled to receive a percentage of any licensing fees or sale proceeds related to the patent. The total value was capitalized as the cost of PMA application and patent and is being amortized over 5 and 15 years, respectively. In September 1998, the Company entered into an amendment with Photomed based on a FDA approval received in July 1998, and paid Photomed a total of $1,740,000, of which $990,000 was paid in cash and the balance paid through the issuance of 187,500 shares of Common Stock. As of December 31, 1999, the unamortized carrying values of the LASIK PMA application and the keratome patent were included in other assets. In December 2000, an impairment loss was taken for the unamortized value of the PMA application. See note 7.

Patents
-------

In August 1997, the Company finalized an agreement with International Business Machines Corporation (IBM), in which the Company acquired certain patents (IBM Patents) relating to ultraviolet light ophthalmic products and procedures for ultraviolet ablation for $14.9 million. The total value was capitalized and is being amortized over approximately 8 years. Under the agreement, IBM transferred to the Company all of IBM's rights under its patent license agreements with certain licensees. Royalties from such assigned patent licenses totaled approximately $2,633,000, $1,971,000 and $1,112,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Royalties accrued on or after January 1, 1997 but before September 1997, totaling approximately $581,000, reduced the Company's cost of the IBM Patents. The acquisition was financed through the private placement of Series B Preferred Stock (see note 10).

In September 1997, the Company sold an exclusive worldwide royalty-free patent license covering the vascular and cardiovascular rights included in the IBM Patents for $4 million, reducing the Company's basis in the IBM Patents. No gain or loss was recognized as a result of this sale. Approximately $3.2 million of these funds were placed in a restricted cash account and in October 1997 were used to voluntarily redeem 305 shares of the Series B Preferred Stock issued to finance the purchase of the IBM Patents. In connection with such redemption, the Company paid a total of $3,172,000 including a four percent premium (see note
10).

In February 1998, the Company sold certain rights in certain of the IBM Patents to Nidek Co., Ltd. for $6.3 million in cash (of which $200,000 was withheld for the payment of Japanese taxes). The Company transferred all rights in those patents issued in countries outside of the U.S. but retained the exclusive right to use and sublicense the non-U.S. patents in all fields other than ophthalmic, cardiovascular and vascular. The Company received a non-exclusive license to the non-U.S. patents in the ophthalmic field. In addition, the Company has granted a non-exclusive license to use those patents issued in the U.S., which resulted in $1.2 million of deferred royalties that were amortized to income over three years. The transaction did not result in any current gain or loss, but reduced the Company's amortization expense over the remaining useful life of the U.S. patents. As of December 31, 2000 and 1999, the unamortized carrying value of the patents was included in other assets. See note 16.

Keratome License
----------------

In September 1997, the Company acquired worldwide distribution rights to the Ruiz-Lenchig disposable keratome for the LASIK procedure and entered into a limited exclusive license agreement for intellectual property related to the keratome products formerly known as Automated Disposable Keratomes (A*D*K). The trade name for this single use keratome is now the LaserSight "UniShaper(TM)" single use keratome. In exchange, the Company paid $400,000 in cash at closing and supplied to the licensors one excimer laser. Six months after the first shipment of the disposable keratome product, the Company paid an additional $150,000 to the licensors. The total value was capitalized, including the net book value of the laser, and is being amortized over 31 months. The Company will also share the product's gross profit with the licensors with minimum quarterly royalties of $400,000 beginning approximately seven months after the initial shipment date. Under the arrangement, gross profit is defined as the selling price less certain costs of sales and commissions. As of December 31, 2000 and 1999, the unamortized carrying value of the keratome license was included in other assets. UniShaper shipments began in December 1999. See note 16.

LaserSight Centers Incorporated
-------------------------------

In 1993, the Company acquired all of the outstanding stock of LaserSight Centers Incorporated (Centers), a privately held corporation, whose former owners included two of the Company's former presidents and its chairman. Centers was a development stage corporation that intended to provide services for ophthalmic laser surgical centers using excimer and other lasers. The terms for the closing of this transaction provided for the issuance of 500,000 unregistered shares of the Company's Common Stock and the agreement of the Company to issue up to an additional 1,265,333 unregistered shares of its Common Stock based on the outcome of certain future events and whether Centers achieves certain performance objectives.

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

In December 2000, an impairment loss was taken for the unamortized value of the goodwill related to Centers. See note 7.

NOTE 4 - ACCOUNTS AND NOTES RECEIVABLE
--------------------------------------

Accounts and notes receivable at December 31, 2000 and 1999 were net of allowance for uncollectibles of approximately $4,661,000 and $3,876,000, respectively. During 2000 and 1999, approximately $1,569,000, and $665,000, respectively, in accounts and notes receivable, net of associated commissions and bad debt recoveries, were written off as uncollectible.

The Company currently provides internal financing for sale of its laser systems. Sales for which there is no stated interest rate are discounted at a rate of eight percent, an estimate of the prevailing market rate for such purchases. Note receivable payments due within one year are classified as current. The maturity dates of long-term notes receivable balances, less an allowance for uncollectibles, at December 31, 2000 are as follows:

       Due in 2002       $ 2,511,815
              2003           292,314
              2004            29,264
                         -----------
                         $ 2,833,393
                         ===========

 NOTE 5 - INVENTORIES
 --------------------

The components of inventories at December 31, 2000 and 1999 are summarized as follows:

                                       2000          1999
                                       ----          ----
Raw materials                      $ 6,704,447     6,381,980
Work in process                        121,474       630,342
Finished goods                       4,482,276       958,387
Test equipment-clinical trials         815,680       439,114
                                   -----------   -----------
                                   $12,123,877     8,409,823
                                   ===========   ===========

As of December 31, 2000 and 1999, the Company had two laser systems being used under arrangements for clinical trials in various countries.

NOTE 6 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment at December 31, 2000 and 1999 are as follows:

                                       2000          1999
                                       ----          ----
Leasehold improvement              $   675,556       334,135
Furniture and equipment              1,819,398     1,696,601
Laboratory equipment                 3,122,289     1,985,853
                                   -----------   -----------
                                     5,617,243     4,016,589
Less accumulated depreciation        3,218,951     2,081,971
                                   -----------   -----------
                                   $ 2,398,292     1,934,618
                                   ===========   ===========

NOTE 7 - OTHER ASSETS
---------------------

Other assets at December 31, 2000 and 1999 are as follows:

                                       2000          1999
                                       ----          ----
Goodwill, net of accumu-
      lated amortization of
      $1,274,484 in 2000 and
      $1,798,999 in 1999           $ 3,232,425     6,028,235
Acquired technology, net
      of accumulated amorti-
      zation of $793,620 in 2000
      and $647,616 in 1999             958,380     1,104,384
Ultraviolet patents, net of
      accumulated amortization of
      $1,973,733 in 2000 and
      $1,456,413 in 1999             2,414,164     2,931,484
Diagnostic patents, net of
      accumulated amortization
      of $181,485 in 2000 and
      $0 in 1999.                    3,932,180            --
LASIK PMA application,
      net of accumulated
      amortization of
      $1,790,956 in 1999                    --     2,754,394
Keratome patents and license,
      net of accumulated
      amortization of $1,344,826
      in 2000 and $1,013,828
      in 1999                        1,130,063     1,061,060
Other assets                           319,227       211,746
                                   -----------   -----------
                                   $11,986,439    14,091,303
                                   ===========   ===========

During the fourth quarter of 2000, the Company recorded an impairment loss of approximately $2.3 million related to goodwill of its LaserSight Centers subsidiary. The combination of increased price competition and resulting losses in many other laser centers businesses during 2000 and the Company's increased focus on refractive product development and commercialization resulted in management's decision in late 2000 to abandon the strategy of a mobile laser business. As a result, management performed an evaluation of the recoverability of such goodwill, and concluded that a significant impairment of intangible assets had occurred. An impairment charge was required because the carrying value of the assets could not be recovered through estimated net cash flows.

During the fourth quarter of 2000, the Company also recorded an impairment loss of approximately $1.8 million related to the PMA application acquired in 1997. In December 2000, the Company submitted to the Food and Drug Administration
(FDA) its own PMA supplement representing data from clinical trials performed on the Company's LSX laser system, an advantage over the PMA application acquired in 1997. In addition, the FDA has audited and approved the Company's manufacturing operation for the LSX laser system. This December 2000 submission resulted in management's decision to abandon further efforts related to the PMA application acquired in 1997. As a result, management performed an evaluation of the recoverability of such intangible asset, and concluded that a significant impairment of had occurred. An impairment charge was required because the carrying value of the assets could not be recovered through estimated net cash flows.

NOTE 8 - EMPLOYEE BENEFIT PLANS
-------------------------------

401(k) Plan
-----------

The Company has a 401(k) plan for the benefit of substantially all of its full-time employees. The plan provides, among other things, for employer-matching contributions to be made at the discretion of the Board of Directors. Employer-matching contributions vest over a seven-year period. Administrative expenses of the plan are paid by the Company. For the years ended December 31, 2000, 1999 and 1998, expense incurred related to the 401(k) plan, including employer-matching contributions, was approximately $78,000, $60,000 and $49,000, respectively.

Employee Stock Purchase Plan
----------------------------

During 1999, the Company established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company issued 12,681 and 6,126 shares of Common Stock during fiscal 2000 and 1999, respectively, pursuant to this plan at an average price per share of $3.24 and $8.50, respectively.

NOTE 9 - NOTES PAYABLE
----------------------

In April 1997, the Company entered into a loan agreement with Foothill Capital Corporation (Foothill) for up to $8 million, consisting of a term loan in the amount of $4 million and a revolving loan in an amount of 80% of the eligible receivables of LaserSight Technologies, Inc., but not more than $4 million. In June 1998, the Company fully repaid its note payable to Foothill and also terminated its line of credit arrangement with Foothill. In connection with the loan, the Company issued warrants to purchase 500,000 shares of Common Stock. The warrants are exercisable at any time through April 1, 2002 and currently have an exercise price per share of $5.06. Subject to certain conditions based on the market price of the Common Stock, any warrants that remain outstanding on April 1, 2002 are subject to mandatory repurchase by the Company currently at a price of $1.25 per warrant. The warrants have certain anti-dilution features which resulted in approximately 95,000 additional shares being issuable under the warrants, primarily due to the issuance of the Series B, C & D Preferred Stock and the September 2000 private placement. The warrants were valued at $109,730 and $100,130 at December 31, 2000 and 1999, respectively, and were classified as long-term obligations. A total of 497,000 warrants have been exercised through December 31, 2000. As a result of a cashless exercise, a total of 314,941 shares of Common Stock have been issued as a result of such exercises. The recorded amount of the obligation will change with the fair value of the warrants, with the corresponding adjustment to interest expense. At December 31, 2000, 98,367 such warrants remained outstanding.

Interest paid during 2000, 1999 and 1998 approximated $14,000, $25,000 and $199,000, respectively.

NOTE 10 - STOCKHOLDERS' EQUITY
------------------------------

On September 8, 2000, the Company closed a transaction for the sale of 1,714,286 shares of Common Stock to a total of two investors in exchange for the Company receiving $6.0 million in cash. In addition, the investors received warrants to purchase a total of 600,000 shares of Common Stock at an exercise price of $3.60 per share.

On January 31, 2000, the Company closed a transaction for the sale of 1,269,841 shares of Common Stock to a total of two investors, including TLC Laser Eye Centers Inc. (TLC), in exchange for the Company receiving $12.5 million in cash. On February 22, 2000, the Company closed a transaction for the sale of 76,189 shares of Common Stock to one investor in exchange for the Company receiving $750,000 in cash.

During the years ended December 31, 2000 and 1999, LaserSight received approximately $85,000 and $10.4 million, respectively, in cash from the exercise of warrants, stock options and the Employee Stock Purchase Plan, resulting in the issuance of 19,649 and 2,257,478 shares respectively, of Common Stock. Additionally, approximately $500,000 was applied to additional paid-in capital resulting from the cashless exercise of a portion of Foothill's warrants in 1999. See note 9.

On March 23, 1999, the Company closed a transaction for the sale of 2,250,000 shares of Common Stock to a total of six investors, including Pequot Capital Management, Inc. (Pequot) and TLC, in exchange for the Company receiving $9 million in cash. In addition, the investors received a total of 225,000 warrants to purchase Common Stock at $5.125 each, the Common Stock closing price on March 22, 1999. At December 31, 2000, 180,000 such warrants were outstanding.

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

The Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (the "Rights") for each share of the Company's Common Stock owned as of July 2, 1998, and for each share of the Company's Common Stock issued until the Rights become exercisable. Each Right, when exercisable, will entitle the registered holder to purchase from the Company one-thousandth of a share of the Company's Series E Junior Participating Preferred Stock, $.001 par value (the Series E Preferred Stock), at a price of $20 per one- thousandth of a share. The Rights are not exercisable and are transferable only with the Company's Common Stock until the earlier of 10 days following a public announcement that a person has acquired ownership of 15% or more of the Company's outstanding Common Stock, or the commencement or announcement of a tender offer or exchange offer, the consummation of which would result in the ownership by a person of 15% or more of the Company's outstanding Common Stock. The Series E Preferred Stock will be nonredeemable and junior to any other series of preferred stock that the Company may issue in the future. Each share of Series E Preferred Stock, upon issuance, will have a quarterly preferential dividend in an amount equal to the greater of $1.00 per share or 1,000 times the dividend declared per share of the Company's Common Stock. In the event of the liquidation of the Company, the Series E Preferred Stock will receive a preferred liquidation payment equal to the greater of $1,000 per share or 1,000 times the payment made on each share of the Company's Common Stock. Each one- thousandth of a share of Series E Preferred Stock outstanding will have one vote on all matters submitted to the stockholders of the Company and will vote together as one class with the holders of the Company's Common Stock.

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

In June 1998, the Company entered into a Securities Purchase Agreement with TLC, pursuant to which the Company issued 2,000,000 shares of Series C Preferred Stock with a face value of $4.00 per share, resulting in an aggregate offering price of $8 million. The Series C Preferred Stock is convertible by TLC on a fixed, one-for-one basis into 2,000,000 shares of Common Stock at any time until June 2001, on which date all shares of Series C Preferred Stock then outstanding will automatically be converted into an equal number of shares of Common Stock.

The net proceeds to the Company, after deduction of costs of issuance, was approximately $7.9 million. The net proceeds were partially used to repurchase all 525 outstanding shares of the Company's Series B Preferred Stock on June 5, 1998 for approximately $6.3 million, including a 20% premium.

In June 1998, the Company entered into a Securities Purchase Agreement with Pequot Private Equity Fund, L.P., Pequot Scout Fund, L.P., and Pequot Offshore Private Equity Fund, Inc. (Pequot Funds), pursuant to which the Company issued, collectively, 2,000,000 shares of the newly-created Series D Preferred Stock with a face value of $4.00 per share, resulting in an aggregate offering price of $8 million. The Series D Preferred Stock was convertible on a one-for-one basis into 2,000,000 shares of Common Stock at any time until June 2001.

The net proceeds to the Company, after deduction of costs of issuance, was approximately $7.9 million. During 2000, all 2,000,000 shares of Series D Preferred Stock were converted into Common Stock.

In August 1997, the Company completed a private placement of 1,600 shares Series B Preferred Stock yielding net proceeds, after costs of financing, of $14.83 million. The Company also issued warrants to purchase 790,000 shares of Common Stock for a period of five years at $5.91 per share to the investors and placement agent. The warrant price to the investors was reduced to $2.75 in February 1998 in exchange for certain amendments to the agreement as approved by the Company's shareholders. The warrants have certain anti-dilution features which have resulted in approximately 61,000 additional shares being issuable under the warrants, primarily due to the issuance of the Series C and D Preferred Stock and the September 2000 private placement and a corresponding reduction in the exercise price to approximately $2.53. At December 31, 2000, 701,561 such warrants remain outstanding. The Series B Preferred Stock was convertible into the Company's Common Stock at the option of the holders at any time through August 29, 2000. The conversion price equaled the lesser of $6.68 per share or the average of the three lowest closing bid prices during a 30-trading day period preceding the conversion date. In October 1997, 305 shares were voluntarily redeemed with a 4 percent redemption premium totaling $122,000, which was recorded as a dividend to the Series B Preferred Stock stockholders. At December 31, 1997, 1,295 shares of Series B Preferred Stock were outstanding. The Series B Preferred Stock was recorded at the amount of gross proceeds less the costs of the financing and the fair value of the warrants and classified as mezzanine financing above the stockholders' equity section on the consolidated balance sheet. In February 1998, 351 shares were repurchased at a 20 percent premium totaling $702,000 which was recorded as a dividend to the Series B Preferred Stock stockholders. In June 1998, 525 shares were repurchased at a 20 percent premium totaling $1,050,000, which was recorded as a dividend to the Series B Preferred Stock stockholders. Prior to June 1998, the holders of Series B Preferred Stock had converted 419 shares of Series B Preferred Stock into 2,392,220 shares of common stock. At December 31, 2000 and 1999, no shares Series B Preferred Stock were outstanding.

NOTE 11 - STOCK OPTION PLANS
----------------------------

The Company has options outstanding at December 31, 2000 related to three stock based compensation plans (the Plans). Options are currently issuable by the Board of Directors only under the 1996 Equity Incentive Employee Plan (1996 Incentive Plan) and the LaserSight Incorporated Non-employee Directors Stock Option Plan (Directors Plan), both of which were approved by the Company's stockholders in June 1996, and which were last amended in June 2000 and June 1999, respectively.

Under the 1996 Incentive Plan, as amended, employees of the Company are eligible to receive options, although no employee may receive options to purchase greater than 750,000 shares of Common Stock during any one year. Pursuant to terms of the 1996 Incentive Plan, 3,750,000 shares of Common Stock may be issued at exercise prices of no less than 100% of the fair market value at date of grant, and options generally become exercisable in four annual installments on the anniversary dates of the grant. The Directors Plan, as amended, provides for the issuance of up to 500,000 shares of Common Stock to directors of the Company who are not officers or employees. Grants to individual directors are based on a fixed formula that establishes the timing, size, and exercise price of each option grant. At the date of each annual stockholders' meeting, 15,000 options will be granted to each outside director, and 5,000 options will be granted to each outside director that chairs a standing committee, at exercise prices of 100% of the fair market value as of that date, with the options becoming fully exercisable on the first anniversary date of the grant. The options will expire in ten years or three years after an outside director ceases to be a director of the Company.

The per share weighted-average fair value of stock options granted during the years ended December 31, 2000, 1999 and 1998, was $2.90, $6.40 and $2.16,
respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                   2000         1999          1998
                                   ----         ----          ----

Expected dividend yield             0%           0%            0%
Volatility                         50%          50%           50%
Risk-free interest rate        6.12%-6.84%  4.57%-6.14%      5.5%
Expected life (years)              5-10         3-10         3-10

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

                                   2000         1999         1998
                                   ----         ----         ----
Net loss:
--------
     As reported              $(21,430,081) (14,423,980) (11,882,389)
     Pro forma                 (23,496,356) (16,209,237) (12,834,441)

Basic and diluted EPS
---------------------
     As reported                    $(1.02)       (0.89)       (1.26)
     Pro forma                       (1.12)       (1.00)       (1.34)

In accordance with SFAS No. 123, the pro forma net loss reflects only options granted on or after January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost does not reflect options granted prior to January 1, 1995, that vested in 1999 or 1998.

Stock option activity for all plans during the periods indicated is as follows:

                                               Weighted
                                      Shares   Average
                                      Under    Exercise
                                      Option    Price
                                      ------    -----

Balance at January 1, 1998          1,049,000    8.75
  Granted                             750,000    4.16
  Exercised                           (54,000)   2.46
  Terminated                          (88,000)  12.01
                                  -----------
Balance at December 31, 1998        1,657,000    6.25
  Granted                           1,121,000   12.85
  Exercised                          (382,822)   5.99
  Terminated                         (190,900)   5.84
                                   ----------
Balance at December 31, 1999        2,204,278    9.68
  Granted                           1,555,049    5.51
  Exercised                            (6,968)   6.23
  Terminated                         (243,815)  10.74
                                   ----------
Balance at December 31, 2000        3,508,544    7.76
                                   ==========


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

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2000:

                                      Range of Exercise Prices
                                      ------------------------
                            $2.38-$5.00     $5.31-$8.13      $9.50-$16.63
                            -----------     -----------      ------------
 Options outstanding:
   Number outstanding at
    December 31, 2000         1,814,544         523,750         1,170,250
   Weighted average
      remaining contractual
      life                   4.36 years      4.24 years        4.07 years
   Weighted average
      exercise price             $ 4.55            7.26             12.98

Options exercisable:
   Number exercisable at
      December 31, 2000         606,915         244,750           532,666
   Weighted average
      exercise price             $ 4.32            6.71             12.97

NOTE 12 - INCOME TAXES
----------------------

The components of the income tax expense for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                       2000         1999          1998
                                       ----         ----          ----
Current:
      Federal                      $       --            --       208,992
      State                                --            --        23,221
                                   ----------   -----------    ----------
Total income tax expense           $       --            --       232,213
                                   ==========   ===========    ==========

Deferred tax assets and liabilities consist of the following components as of December 31, 2000 and 1999:

                                                    2000           1999
                                                    ----           ----
Deferred tax liabilities:
      Acquired technology                       $   344,239       367,298
      Property and equipment                             --        50,275
                                                -----------    ----------
                                                    344,239       417,573
Deferred tax assets:
      Intangibles                                   337,403       689,161
      Inventory                                   1,007,933       593,507
      Receivable allowance                        1,785,941     1,497,204
      Royalty fees                                       --       159,160
      Commissions                                   146,496       171,137
      Warranty accruals                             928,782       515,192
      Property and equipment                         78,585            --
      NOL carry forward                          18,985,971    12,988,133
      Other tax credits                             256,173       256,173
      Other                                          58,169            --
                                                -----------   -----------
                                                 23,585,453    16,869,667
Valuation allowance                             (23,241,214)  (16,452,094)
                                                -----------   -----------
                                                    344,239       417,573
                                                -----------   -----------
Net deferred tax asset (liability)              $        --            --
                                                ===========   ===========

Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that these deferred tax assets may expire unused and, accordingly, has established a valuation allowance against them.

Payments for income taxes during the years ended December 31, 2000, 1999 and 1998 were $0, $71,000 and $905,000, respectively. Income taxes paid during 1998 primarily related to the sale of two subsidiaries in December 1997.

At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of $51.2 million which are available to offset future federal taxable income and begin to expire in the year 2018. In addition, the Company has other tax credit carryforwards of approximately $256,000 which begin to expire in the year 2007.

For the years ended December 31, 2000, 1999 and 1998, the difference between the Company's effective income tax provision and the "expected" tax provision, computed by applying the federal statutory income tax rate to income before provision for income taxes, is reconciled below:

                                       2000          1999         1998
                                       ----          ----         ----
"Expected" tax benefit             $(7,286,228)   (4,904,100)  (3,961,060)
State income taxes, net
  of federal income tax benefit       (508,028)     (911,999)      48,493
Intangible amortization                950,575       178,374      417,064
Nondeductible expenses                  63,387       101,578       26,594
Tax deduction from
  exercise of options and warrants      (8,826)   (6,608,671)          --
Valuation allowance                  6,789,120    12,289,810    3,989,294
Other items, net                            --      (144,992)    (288,172)
                                   -----------   -----------  -----------
  Income tax expense               $        --            --      232,213
                                   ===========   ===========  ===========

At December 31, 2000, of the $51.2 million net operating loss carryforward, $19.5 million is associated with the exercise of nonqualified stock options, disqualifying dispositions of incentive stock options and warrants. This tax benefit will be recorded as an increase to additional paid-in capital when recognized.

NOTE 13 - SEGMENT INFORMATION
-----------------------------

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

                                       2000           1999           1998
                                       ----           ----           ----
Operating revenues:
  Refractive products             $ 31,064,505     19,403,781     15,968,035
  Patent services                    2,632,551      1,970,504      1,111,917
  Health care services                 820,545        354,167        676,164
                                  ------------   ------------   ------------
Total revenues                    $ 34,517,601     21,728,452     17,756,116
                                  ============   ============   ============
Operating profit (loss):
  Refractive products             $(19,490,091)   (13,376,160)    (9,038,922)
  Patent services                    2,114,230      1,452,231        349,673
  Health care services                (409,038)      (711,571)      (541,670)
  General corporate                 (1,863,211)    (2,189,666)    (1,953,326)
  Developmental stage
    company-LaserSight
    Centers Incorporated            (2,547,892)      (276,696)      (276,696)
                                  ------------   ------------   ------------
       Loss from operations       $(22,196,002)   (15,101,862)   (11,460,941)
                                  ============   ============   ============

Impairment losses of $1,845,322 for Refractive Products and $2,271,182 for LaserSight Centers for the year ended December 31, 2000, are included in the operating loss in the table above.

Identifiable assets:
  Refractive products             $ 36,555,402     28,049,316     28,818,547
  Patent services                    3,160,538      3,652,788      3,838,804
  Health care services               3,437,181      3,563,517      3,910,200
  General corporate assets           8,723,331     11,345,800      4,267,269
  Developmental stage
    company-LaserSight
    Centers Incorporated                    --      2,767,512      3,038,163
                                  ------------   ------------   ------------
Total assets                      $ 51,876,452     49,378,933     43,872,983
                                  ============   ============   ============

Depreciation and amortization:
  Refractive products             $  2,666,031      2,184,727      1,659,571
  Patent services                      517,320        517,320        567,187
  Health care services                 276,438        276,766        333,205
  General corporate                     10,434          8,385          3,731
  Development stage
    company-LaserSight
    Centers Incorporated               276,696        276,696        276,696
                                  ------------   ------------   ------------
Total depreciation
  and amortization                $  3,746,919      3,263,894      2,840,390
                                  ============   ============   ============

Amortization of deferred financing costs and accretion of discount on note payable of $535,784 for the year ended December 31, 1998, is included as interest expense in the table below.

                                       2000           1999           1998
                                       ----           ----           ----
Capital expenditures:
  Refractive products             $  1,581,378        688,432        599,873
  Health care services                  17,586          3,441         30,228
  General corporate                      1,690         12,425         18,374
                                  ------------   ------------   ------------
Total capital
  expenditures                    $  1,600,654        704,298        648,475
                                  ============   ============   ============
Interest income:
  Refractive products             $    228,878        251,066        293,731
  Patent service                            --             --          9,377
  General corporate                    697,901        509,425        278,033
  Development stage
    company-LaserSight
    Centers Incorporated                 3,261         10,476         10,340
                                  ------------   ------------   ------------
Total interest income             $    930,040        770,967        591,481
                                  ============   ===========    ============

Interest expense:
  Refractive products             $         --         20,685             --
  General corporate                     29,119         72,400        782,668
                                  ------------   ------------   ------------
Total interest expense            $     29,119         93,085        782,668
                                  ============   ============   ============

The following table presents the Company's refractive products segment net revenues by geographic area, based on location of customer, for the three years ended December 31, 2000. The individual countries shown generated net revenues of at least 10% of the total segment net revenues for at least one of the years presented.

                                       2000          1999            1998
                                       ----          ----            ----
Geographic area:
  Brazil                          $          *              *      1,825,000
  Canada                                     *      2,385,000      2,512,000
  China                                      *              *      1,980,000
  United States                     15,377,354      3,945,161              *
  Other                             15,687,151     13,073,620      9,651,035
                                  ------------   ------------   ------------
Total refractive products
  revenues                        $ 31,064,505     19,403,781     15,968,035
                                  ============   ============   ============
* Less than 10% of annual segment revenues.

Export sales are as follows:

                                       2000           1999           1998
                                       ----           ----           ----
North and
  Central America                 $  3,039,027      4,359,962      3,781,712
South America                        2,216,751      1,935,855      4,473,156
Asia                                 5,162,721      1,254,194      3,746,171
Europe                               4,483,410      7,348,609      2,735,631
Africa                                 785,242        560,000        642,250
                                  ------------   ------------   ------------
                                  $ 15,687,151     15,458,620     15,378,920
                                  ============   ============   ============

The geographic areas above include significant sales to the following countries:
North and Central America -Mexico; South America - Brazil; Asia - China and Malaysia; Europe - Italy and Israel. In the Company's experience, sophistication of ophthalmic communities varies by region, and is better segregated by the geographic areas above than by individual country.

As of December 31, 2000 and 1999, the Company had approximately $16,000 and $37,000, respectively, in assets located at a manufacturing facility in Costa Rica and $85,000 and $0, respectively, in assets located at an administrative office in Germany. As of December 31, 2000, the Company did not have any other subsidiaries in countries where it does business. As a result, substantially all of the Company's operating losses and assets apply to the U.S.

Revenues from one customer of the refractive products segment totaled $3,006,000 in 1999, or 14%, of the Company's consolidated revenues (see note 14).

NOTE 14 - RELATED PARTY TRANSACTIONS
------------------------------------

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

During 2000 and 1999, the Company sold one and nine laser systems, respectively, for $375,000 and $2,700,000 respectively, to TLC. As discussed in Note 10, TLC has invested in securities of the Company in June 1998, March 1999 and January 2000. The Company has received full payment for the systems sold in 1999.

During 2000, the Company sold one laser system to a physician associated with a director of the Company, which is included in accounts receivable at December 31, 2000.

NOTE 15--COMMITMENTS AND CONTINGENCIES
--------------------------------------

Visx, Incorporated
------------------

On November 15, 1999, the Company was served with a complaint filed by Visx asserting that the Company's technology infringed one of Visx's U.S. patents for equipment used in ophthalmic surgery. On November 16, 1999, the Company and Visx reached agreement to stay the patent litigation and to continue negotiations toward a U.S. license agreement in an effort by the Company to facilitate commercialization of its laser systems in the U.S. On February 1, 2000 the Company announced that it withdrew from the licensing negotiations and allowed the litigation to proceed. The stay was lifted effective February 16, 2000. In addition, on February 1, 2000, the Company filed suit against Visx claiming non-infringement and invalidity of the Visx patent and asserting that Visx infringes U.S. Patent No. 5,630,810. Management believes that the Company does not infringe Visx's patent and that this action will not have a material adverse effect on our business, financial condition or results from operations. However, the outcome of patent litigation, particularly in jury trials, is inherently uncertain, and an unfavorable outcome in the Visx litigation could have a material adverse effect on our business, financial condition and results of operations.

Northern New Jersey Eye Institute
---------------------------------

In March 1999, the Company received notice of an action filed by the former owners of Northern New Jersey Eye Institute, or NNJEI, and related assets and entities against the Company alleging breach of contract in connection with a provision in our July 1996 acquisition agreements related to the assets of NNJEI and related assets and entities. Such provision provided for additional issuance of the Company's Common Stock if such stock price was not at certain levels in July 1998. The Company issued the additional Common Stock in July 1998 in accordance with the provisions of the agreements. The plaintiffs alleged that, based on the price of the Company's Common Stock in July 1998, additional payments were required of approximately $540,000. In November 2000, the Company settled this litigation in exchange for a one-time payment of $135,000.

Former Officer
--------------

In June 1999, a former president, chief executive officer and director of the Company filed an action asserting that the Company is currently in default on a promissory note executed in June 1991 in the principal amount of $1,180,000. In February 2001, this matter was settled with prejudice at no cost to the Company.

Former MRF, Inc. Shareholder
----------------------------

In November 1999, a lawsuit was filed on behalf of a former shareholder of MRF, Inc. (the Subsidiary), a wholly-owned subsidiary of the Company. The lawsuit names the Company's chief executive officer as the sole defendant and alleges fraud and breach of fiduciary duty in connection with the redemption by the Subsidiary of the former shareholder's capital stock in the Subsidiary. At the time of the redemption, which redemption occurred prior to the Company's acquisition of the Subsidiary, the Company's chief executive officer was the president and chief executive officer of the Subsidiary. The Company's Board of Directors has authorized the Company to retain and, to the fullest extent permitted by the Delaware General Corporation Law, pay the fees of counsel to defend the Company's chief executive officer, the Subsidiary and the Company in the litigation so long as a court has not determined that the Company's chief executive officer failed to act in good faith and in a manner he reasonably believed to be in the best interest of the Subsidiary at the time of the redemption. Management has reviewed the lawsuit and believes that the allegations set forth therein are without merit, and that the Company's obligations with respect to the legal defense will not have a material adverse effect on the Company's financial condition or results from operations.

Lambda Physik
-------------

In January 2000, a lawsuit was filed on behalf of Lambda Physik, Inc. (Lambda) alleging that the Company is in breach of an agreement it entered into with Lambda for the purchase of lasers from Lambda. Lambda has requested $1,852,813 in damages, plus interest, costs and attorney's fees. The Company has since successfully argued for a change in venue to Orange County, Florida. The Company believes that the allegations made by the plaintiff are without merit, and intends to vigorously defend the action. Management believes that the Company has satisfied its obligations under the agreement and that this action will not have material adverse effect on our financial condition or results from operations.

Kremer
------

In November 2000, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania on behalf of Frederic B. Kremer, M.D. and Eyes of the Future, P.C. alleging that the Company is in breach of certain terms and conditions of an agreement it entered into with Dr. Kremer relating to the Company's purchase of a patent from Dr. Kremer. Dr. Kremer has requested equitable relief in the form of a declaratory judgment as well as damages in excess of $1,600,000, plus interest, costs and attorney's fees. The Company believes that the allegations made by the plaintiff are without merit, and intends to vigorously defend the action. Management believes that the Company has satisfied its obligations under the agreement and that this action will not have material adverse effect on tour financial condition or results from operations.

Lease Obligations
-----------------

The Company leases office space and certain equipment under operating lease arrangements.

Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year, as of December 31, 2000, are approximated as follows:

         2001            $964,000
         2002             567,000
         2003             357,000
         2004              23,000

Rent expense during 2000, 1999 and 1998 was approximately $1,028,000, $895,000 and $606,000, respectively.

Future minimum purchase commitments for keratome related inventory are approximately $8.7 million cumulatively by May 2003.

NOTE 16 - SUBSEQUENT EVENTS
---------------------------

License Agreement
-----------------

In January 2001, the Company entered into an amended and restated license and royalty agreement related to the Company's keratome products. Under the terms of the amendment, 730,552 shares of Common Stock were issued, valued at approximately $1.1 million, in partial payment for royalties during the term of the license. The term was extended three years until July 31, 2005. In addition, minimum royalty payments totaling approximately $6.2 million will be due in quarterly installments through the term of the amendment. The royalty rate was reduced from 50% to 10% of gross profits.

Sale of Patent
--------------

On March 1, 2001, the Company completed the sale of a patent for a cash payment of $6.5 million. The Company retained a non-exclusive royalty free license under the patent. The Company's book value of the patent at December 31, 2000, was approximately $2.4 million.

Term Loan and Credit Facility
-----------------------------

On March 12, 2001, the Company entered into a loan agreement with Heller Healthcare Finance, Inc. for a $3.0 million term loan at an annual interest rate of prime plus 2.5% (11% at inception date) and a revolving loan in an amount of up to 85% of eligible receivables related to U.S. sales, but not more than $10.0 million at an annual interest rate of prime plus 1.25% (9.75% at inception date). At February 28, 2001, receivables on U.S. sales totaled approximately $4.7 million. In connection with the loan, the Company paid a commitment fee of $130,000 and issued a warrant to purchase 243,750 shares of Common Stock at an exercise price per share of $3.15. Borrowings under the loan agreement are secured by substantially all of the Company's assets. The loan agreement requires the Company to meet certain covenants, including the maintenance of a minimum level of net worth.