Form 10-K/A
period 2000-12-31
LASERSIGHT INC /DE
filed 2001-04-18
CIK 879301

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

                         Commission file number 0-19671

                             LASERSIGHT INCORPORATED
                             -----------------------

             (Exact name of registrant as specified in its charter)

      Delaware                                                  65-0273162
      --------                                                  ----------
State of incorporation)                                     (I.R.S. Employer
                                                          Identification No.)

3300 University Blvd, Suite 140, Winter Park, Florida            32792
-----------------------------------------------------            -----
     (Address of principal executive offices)                  (Zip Code)

     Registrant's telephone number, including area code:    (407) 678-9900
                                                            --------------

Securities Registered Pursuant to Section 12(b) of the Act:
     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
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

         Number of shares of common stock outstanding as of April 17, 2001:
23,562,814.

                                EXPLANATORY NOTE

         This filing amends certain information on the cover page and certain other previously-filed information contained in Items 10, 11, 12 and 13. No other items have been amended.

                                    PART III

Item 10.  Directors and Executive Officers

         The Company's executive officers and directors are set forth below. The terms of all incumbent directors expire at the Annual Meeting of the Company's stockholders on July 12, 2001 (the "Annual Meeting") or at such later time as their successors have been duly elected and qualified.


                                                                        Director
Name                               Age                 Title              Since
----                               ---                 -----            --------
Michael R. Farris                  41    President, Chief Executive       1995
                                            Officer and Director
Francis E. O'Donnell, Jr., M.D.    51    Chairman of the Board            1992
David T. Pieroni                   55    Director                         1996
Terry A. Fuller, Ph.D.             52    Director                         1997
D. Michael Litscher                54    President of LaserSight          2000
                                           Technologies, Chief
                                           Operating Officer and Director
Guy W. Numann                      69    Director                         2000
Gregory L. Wilson                  43    Chief Financial Officer           N/A
Jack T. Holladay, M.D.             54    Medical Director                  N/A
L. Stephen Dalton                  48    Chief Scientific Officer          N/A
Christine Oliver                   49    Sr. Vice President, Sales         N/A
                                           and Marketing
---------------------

         Mr. Farris has served as President and Chief Executive Officer of LaserSight since November 1995. He had previously been President and Chief Executive Officer of The Farris Group (a consulting firm that LaserSight acquired from Mr. Farris in February 1994) and predecessor consulting and search firms for more than 10 years.

         Dr. O'Donnell has served as the Chairman of the Board of LaserSight since April 1993. Dr. O'Donnell also was Chief Executive Officer of LaserSight from April 1993 to July 1993. He founded O'Donnell Eye Institute, St. Louis, Missouri, which has performed laser vision correction procedures since 1989.
Dr. O'Donnell is a former Professor and Chairman, Department of Ophthalmology at the St. Louis University School of Medicine. In his role as managing partner of the Hopkins Capital Group, L.L.C., a biotech business development company, Dr. O'Donnell is actively involved with PhotoVision, Inc., RetinaPharma, Inc. and BioKeys, Inc., biopharmaceutical companies, APP Pharmaceutical Network, Inc., a retailer of biotech pharmaceuticals, Sublase, L.L.C., a medical laser company and BioDelivery Sciences International, Inc., a drug delivery technology company. All are privately held except BioKeys, Inc. Dr. O'Donnell is the founder and managing partner of Hopkins Biotech Development Corporation which invests in biotech companies.

         Mr. Pieroni has been President of Independent Management Advisors, Inc., a management consulting company, or its predecessor, Pieroni Management Counselors, Inc., since September 1996 and during a portion of 1995. He was President of LaserSight's TFG subsidiary from November 1995 to September 1996. From 1991 to 1995, he was President of Spencer & Spencer Systems, Inc., an information systems consulting company. From 1977 to 1990, he was a partner in the health care and management consulting practice of a predecessor of Ernst & Young LLP. Mr. Pieroni also serves as a director of Citation Computer Systems
 Inc., a health care software company.

         Dr. Fuller has been President and Chief Executive Officer of Fuller Research Corporation, a privately-held producer of high-technology surgical devices and services, since March 1984. Since January 1999, he has also been the President and Chief Executive Officer of PhotoVision Pharmaceuticals, Inc., an ophthalmic drug and medical device development company. From December 1997 through August 1999, he was President and Chief Executive Officer of Laser Skin Toner, Inc. From 1990 to November 1996, he was Chief Operating Officer and Executive Vice-President of Surgical Laser Technologies, Inc., a producer of laser systems for surgical use.

         Mr. Litscher has served as LaserSight Technologies' Chief Operating Officer since April 2000. Prior to joining LaserSight, Mr. Litscher served as General Manager for Frantz Tool and Design, the injection molding and plastics device division of Frantz Medical Group, since 1995. From 1993 to 1995 Mr. Litscher served as Vice President-Manufacturing Operations for Frantz Medical Group. From 1988 to 1992 Mr. Litscher served as Manager of New Products Manufacturing for Coulter Corporation's Hemotology Division.

         Mr. Numann recently retired from Harris Corporation where he served as president of the company's Communication Sector from 1989 until his retirement. From 1984 to 1989 Mr. Numann served as senior vice president and group executive for the Communication Sector. Mr. Numann currently serves as a member of Rensselaer Polytechnic Institute's School of Engineering Advisory Board.

         Mr. Wilson has served as Chief Financial Officer of LaserSight since July 1994. Mr. Wilson has also served as Chief Financial Officer of our TFG subsidiary since 1993. From 1986 to 1993, he was a management consultant with Deloitte & Touche LLP, an international accounting and consulting firm.

         Dr. Holladay has served as Medical Director of LaserSight since October 1999. Dr. Holladay has been a practicing ophthalmologist since 1978. Since 1978 Dr. Holladay has also served as a professor at the University of Texas Medical School, and has been a visiting professor at several major ophthalmology programs around the world. Dr. Holladay is an active member of the American Academy of Ophthalmology, has served as chairman of its committee on low vision and of its committee on optics, refraction and contact lenses, and is also a member of its committee for ophthalmic technology development. He has also has lectured extensively, authored numerous scientific articles and book chapters, and has invented instruments and methods related to vision testing.

         Mr. Dalton has served as LaserSight's Senior Vice President and Chief Scientific Officer since April 2000. Prior to joining LaserSight, Mr. Dalton served as Vice President of Expertech Associates, Inc., a regulatory and quality systems consulting firm, since 1994. Mr. Dalton's prior experience includes the senior regulatory affairs/quality systems position in the following companies:
Xanar Surgical Lasers (Johnson & Johnson), Sharplan Lasers, Storz Instruments, Inc. and Intermedics Orthopedics.

         Ms. Oliver has served as LaserSight's Senior Vice President, Sales and Marketing since October 2000. Prior to joining LaserSight, Ms. Oliver held positions with Summit Autonomous, a laser manufacturer, from 1996 until 2000, including the last two years as their Vice President, Marketing and Sales. Ms. Oliver's prior experience included various marketing and sales responsibilities with Alcon Laboratories.

Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of the outstanding Common Stock, to file reports of ownership and changes in ownership of such securities with the SEC. Officers, directors and over-10% beneficial owners are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, and/or written representations from certain reporting persons that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and over-10% beneficial owners during or with respect to the year ended December 31, 2000 were met except as follows: the Form 3 for Mr. Numann was filed more than 10 days after he became a director (reporting only previously disclosed warrants and stock options received during the year) and Dr. Holladay's Form 5 was filed more than 45 days after December 31, 2000 (reporting only stock options received during the year).

Item 11.  Executive Compensation

         The following table sets forth summary information concerning the compensation paid or earned for services rendered to LaserSight in all capacities during 1998, 1999 and 2000 for LaserSight's Chief Executive Officer and each of LaserSight's other executive officers serving at December 31, 2000 whose total annual salary and bonus for 2000 exceeded $100,000. No restricted stock or stock appreciation rights were granted and no payouts under any long-term incentive plan were made to any of the named executive officers in 1998, 1999 or 2000. We use the term "named executive officers" to refer collectively to these individuals later in this Form 10-K/A.


                           SUMMARY COMPENSATION TABLE

                                                                                            Long Term
                                                                                           Compensation
                                                       Annual Compensation                    Awards
                                                       -------------------                    ------
                                                                             Other
                                                                             Annual         Securities
                                                                            Compen-         Underlying         All Other
Name and Principal Position        Year      Salary ($)      Bonus ($)       sation      Options/SARs (#)     Compensation
---------------------------        ----      ----------      ---------       ------      ----------------     ------------
Michael R. Farris                  2000       $275,625              --            --          207,549               --
     President and CEO             1999        262,601        $100,406            --          190,000               --
                                   1998        250,000          50,000            --          250,000               --

Jack T. Holladay, M.D. (1)         2000        200,000              --            --           75,000               --
     Medical Director              1999         35,641              --            --          235,000               --

Gregory L. Wilson                  2000        185,000              --            --           50,000               --
     Chief Financial Officer       1999        164,808              --            --          100,000               --
                                   1998        155,400              --            --           25,000          $13,192 (4)

L. Stephen Dalton (2)              2000        161,000              --            --          200,000           23,750 (4)
     Chief Scientific Officer

D. Michael Litscher (3)            2000        156,859              --            --          200,000           30,750 (4)
     Chief Operating Officer

J. Richard Crowley (5)             2000        175,000              --       $26,885 (6)       30,000               --
     Former Chief                  1999        162,401              --            --           50,000               --
     Operating Officer             1998        154,800              --            --               --               --


(1)      Dr. Holladay joined LaserSight in October 1999 as the Medical Director.

(2) Mr. Dalton joined LaserSight in March 2000 and was named Senior Vice President and Chief Scientific Officer in April 2000.

(3) Mr. Litscher joined LaserSight in February 2000 as the Vice President of Operations and was named Chief Operating Officer in April 2000.

(4)      Consists of relocation allowance paid.

(5) Mr. Crowley was not an executive officer effective in June 2000, but is included as a named executive officer because he would otherwise be among the four highest paid executive officers.

(6)      Consists of commissions based on international laser revenues.

         The following table sets forth certain information concerning stock options granted to the named executive officers during 2000. No SARs were granted during 2000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                   Individual Grants
                                                   -----------------
                               Number of      % of Total
                               Securities      Options/                                          Potential Realizable
                               Underlying        SARs                                              Value at Assumed
                                Options/      Granted to     Exercise or                         Annual Rates of Stock
                                  SARs       Employees in     Base Price     Expiration         Price Appreciation for
Name                          Granted (#)     Fiscal Year     ($/Share)         Date                  Option Term
----                          -----------     -----------     ---------         ----                  -----------
                                                                                                5% ($)          10% ($)
                                                                                                ------          -------
Michael R. Farris               100,000          6.8%           $5.00        06/09/2005        $226,767        $540,615
                                107,549          7.4%            5.00        12/31/2006         243,886         581,426

Jack T. Holladay, M.D.           75,000          5.1%            5.00        06/09/2005         103,606         228,941

Gregory L. Wilson                50,000          3.4%            5.00        06/09/2005          69,070         152,628

L. Stephen Dalton               100,000          6.8%            8.13        03/06/2005         224,479         496,039
                                100,000          6.8%            5.00        06/09/2005         138,141         305,255

D. Michael Litscher             100,000          6.8%            9.72        02/23/2005         268,518         593,355
                                100,000          6.8%            5.00        06/09/2005         138,141         305,255

J. Richard Crowley               30,000          2.1%            5.00        06/09/2005          41,442          91,577


         The following table sets forth certain information relating to options held by the named executive officers at December 31, 2000:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                       Number of Securities
                                                                      Underlying Unexercised        Value of Unexercised
                                                                          Options/SARs at           In-the-Money Options/
                                                                          Year-End (#)(1)         SARs at Year-End ($)(1)(2)
                                                                          ---------------         --------------------------
                                    Shares
                                  Acquired on           Value              Exercisable/                 Exercisable/
Name                             Exercise (#)      Realized ($)(1)         Unexercisable                Unexercisable
----                             ------------      ---------------         -------------                -------------
Michael R. Farris                     --                 --               251,250/396,299                   $0/0
Jack T. Holladay, M.D.                --                 --               108,750/201,250                    0/0
Gregory L. Wilson                     --                 --                50,000/125,000                    0/0
L. Stephen Dalton                     --                 --                     0/200,000                    0/0
D. Michael Litscher                   --                 --                     0/200,000                    0/0
J. Richard Crowley                    --                 --               122,500/190,000                    0/0


(1)      No SARs have been issued by LaserSight.
(2)      Based on the $1.25 closing price of the common stock on The
         Nasdaq Stock Market on December 31, 2000 when such price exceeds the exercise price for an option.

COMPENSATION OF DIRECTORS

         Each non-employee director receives a fee of $500 for each board or committee meeting attended. In addition, during 2000, each non-employee director was granted an option under LaserSight's Non-Employee Directors Stock Option Plan to purchase 15,000 shares of common stock and each committee chairman and the Chairman of Board was granted an additional option to purchase 5,000 shares. The exercise price of each such option on June 9, 2000, was $5.00 per share (100% of the market price of common stock on the date of grant). Directors who are also full-time employees of LaserSight received no additional cash compensation for services as directors.

EMPLOYMENT AGREEMENTS

         In October 1998, LaserSight entered into a revised employment agreement with Mr. Farris, which LaserSight and Mr. Farris further amended in April 1999 (as amended, the "Farris Employment Agreement"). The Farris Employment Agreement provides for a three-year term, an annual base salary beginning at $250,000, increased by 5% each year, a total of 210,000 stock options granted in 1998 and 190,000 stock options granted in 1999. The Farris Employment Agreement also provides an opportunity for an annual cash performance bonus of up to 25% of base salary based upon specific objectives established by the Executive Compensation and Stock Option Committee, and an opportunity for an additional annual cash bonus in an aggregate amount of 20% of base salary if all or a portion of certain events or goals identified from time to time by the Executive Compensation and Stock Option Committee occur or are achieved. If the employment of Mr. Farris is terminated by LaserSight without "cause" or by him with "good reason" (as such terms are defined in the Farris Employment Agreement), Mr. Farris would be entitled to all salary and other benefits under the Farris Employment Agreement through the later of (1) the remaining term of the Agreement or (2) one year after the date of his termination. The Farris Employment Agreement includes non-compete and confidentiality covenants. The Compensation Committee reviews Mr. Farris' employment arrangements from time to time and may grant Mr. Farris additional stock options or otherwise modify his employment arrangements in the future based on those reviews.

         In October 1999, LaserSight entered into an employment agreement with Dr. Holladay (the "Holladay Employment Agreement"). The Holladay Employment Agreement provides for a three-year term with automatic renewals of one-year each unless either party provides the other with at least 60 days notice prior to the end of the then current term that such party intends not to renew the agreement, an annual base salary of $200,000 and a grant of 200,000 stock options. The Holladay Employment Agreement includes non-compete and confidentiality covenants. The Compensation Committee reviews Dr. Holladay's employment arrangements from time to time and may grant Dr. Holladay additional stock options or otherwise modify his employment arrangements in the future based on those reviews.

         In February 2000, LaserSight entered into an employment agreement with Mr. Litscher (the "Litscher Employment Agreement"). The Litscher Employment Agreement provides for a three-year term with automatic renewals of one-year each unless either party provides the other with at least 60 days notice prior to the end of the then current term that such party intends not to renew the agreement, an annual base salary of $140,000 and a grant of 100,000 stock options. The Litscher Employment Agreement includes non-compete and confidentiality covenants. Mr. Litscher was named Chief Operating Officer and his annual base salary was subsequently adjusted to $190,000 effective on April 1, 2000. The Compensation Committee reviews Mr. Litscher's employment arrangements from time to time and may grant Mr. Litscher additional stock options or otherwise modify his employment arrangements in the future based on those reviews.

         In March 2000, LaserSight entered into an employment agreement with Mr. Dalton (the "Dalton Employment Agreement"). The Dalton Employment Agreement provides for a three-year term with automatic renewals of one-year each unless either party provides the other with at least 60 days notice prior to the end of the then current term that such party intends not to renew the agreement, an annual base salary of $200,000 and a grant of 100,000 stock options. The Dalton Employment Agreement includes non-compete and confidentiality covenants. The

Compensation Committee reviews Mr. Dalton's employment arrangements from time to time and may grant Mr. Dalton additional stock options or otherwise modify his employment arrangements in the future based on those reviews.

RELOCATION AGREEMENT

         In October 1999, LaserSight entered into a relocation agreement with Mr. Wilson (the "Wilson Relocation Agreement"). The Wilson Relocation Agreement provides for a severance payment of one year's compensation if his employment is terminated without cause, as defined in the Wilson Relocation Agreement, subsequent to his relocation to Orlando, Florida.

TRANSITION AGREEMENT

         In November 2000, LaserSight entered into a transition agreement with Mr. Crowley (the "Crowley Transition Agreement"). Pursuant to the terms of the Crowley Transition Agreement, Mr. Crowley and LaserSight mutually agreed that Mr. Crowley's employment with LaserSight will terminate as of June 30, 2001. During the period commencing on July 1, 2001 and continuing until December 31, 2001, Mr. Crowley will continue to receive his base salary at the annual rate of $175,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2000, the Compensation Committee consisted of Mr. Jonas and Ms. Bakker until her resignation from the board in March 2000. After that time, the role of the Compensation Committee was performed by the board of directors as a whole. None of the members of this committee were employees of LaserSight while serving on this committee; however, Mr. Jonas and Ms. Bakker had certain relationships and related transactions which require disclosure in this Form 10-K/A under applicable federal securities laws. See "Certain Relationships and Related Transactions --TLC Laser Sales," "--TLC License Agreement," "--1999 Private Placement," and "--TLC Private Placement.".

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding ownership of LaserSight common stock, as of March 31, 2001, by:

         o each person known to LaserSight to own beneficially more than 5% of LaserSight outstanding common stock;

         o  each of LaserSight's directors;

         o each of LaserSight's executive officers named in the summary compensation table; and

         o  all of LaserSight's directors and executive officers as a group.

         The beneficial ownership of LaserSight's common stock set forth in this table is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power as to all shares beneficially owned, subject to community property laws where applicable.

                                                            Class of Voting Securities
                                                            --------------------------
                                                      Common Stock                             Voting Authority
Name and Address of Beneficial Owner                  Ownership (1)       Series D Preferred     Ownership (6)
------------------------------------                  -------------       ------------------     -------------
Directors, Nominees and Executive Officers:
              Francis E. O'Donnell, Jr., M.D.         319,745 (2)(3)                       0           319,745
                                                                1.4%                                      1.2%
              Michael R. Farris                          778,500 (3)                       0           778,500
                                                                3.3%                                      3.0%
              David T. Pieroni                            52,500 (3)                       0            52,500
                                                                   *                                         *
              Terry A. Fuller, Ph.D.                      39,375 (3)                       0            39,375
                                                                   *                                         *
              D. Michael Litscher                         33,334 (3)                       0            33,334
                                                                   *                                         *
              Guy W. Numann                               45,000 (3)                       0            45,000
                                                                   *                                         *
              Jack T. Holladay, M.D.                     110,750 (3)                       0           110,750
                                                                   *                                         *
              Gregory L. Wilson                           65,000 (3)                       0            65,000
                                                                   *                                         *
              L. Stephen Dalton                           33,334 (3)                       0            33,334
                                                                   *                                         *
              Christine A. Oliver                         16,000 (3)                       0            16,000
                                                                   *                                         *
              J. Richard Crowley                         141,336 (3)                       0           141,336
                                                                   *                                         *
     All directors, nominees and executive             1,634,874 (3)                       0         1,634,874
     officers as a group (11 persons)                           6.7%                                      6.2%

Other 5% Stockholders:

              TLC Laser Eye Centers Inc.               1,830,673 (4)           2,000,000 (5)         3,830,673
              5600 Explorer Drive, Suite 101                    7.8%                                     15.0%
              Mississaugua, Ontario
              Canada L4W 4Y2

              BayStar Capital, L.P. and                2,618,254 (4)                       0         2,618,254
              BayStar International, Ltd. (7)                  10.8%                                     10.0%
              1500 West Market Street
              Mequon, Wisconsin  53092

              James W. Vaughan                          1,186,025 (4)                       0         1,186.025
              2470 Schuetz Road                                 5.0%                                      4.6%
              Maryland Heights, Missouri 63043

--------------------------

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

(2) Includes 181,245 shares held by the Irrevocable Trust No. 7 for the benefit of the Francis E. O'Donnell, Jr., M.D. Trust or shares held by the Francis E. O'Donnell, Jr. Descendants Trust. Ms. Kathleen M.

         O'Donnell, the sister of Dr. O'Donnell, is trustee of both Trusts. Dr. O'Donnell disclaims beneficial ownership of such shares.

(3) Includes options (and 45,000 warrants in the case of Mr. Numann) to acquire shares of common stock which are now exercisable or will first become exercisable on or before May 30, 2001, as follows: Dr. O'Donnell (90,000); Mr. Farris (362,500); Mr. Pieroni (50,000); Mr. Fuller
         (39,375); Mr. Litscher (33,334); Mr. Numann (45,000); Dr. Holladay
         (108,750); Mr. Wilson (50,000); Mr. Dalton (33,334); Ms. Oliver (0);
         Mr. Crowley (122,500) and all directors and executive officers as a group (934,793).

(4) Represents (a) the number of actual shares of common stock presently owned by such persons (based on information supplied to LaserSight as of April 9, 2001) and (b) such additional shares of common stock that would have been issuable if TLC had exercised all of its 50,000 warrants at a price of $5.125.

(5) Each share of Series C Preferred Stock is convertible into one share of common stock.

(6) On the basis of voting authority, as of March 31, 2001, a total of 25,562,814 shares of common stock would be outstanding. This amount is composed of (a) 23,562,814 shares of common stock outstanding as of March 31, 2001 and 2,000,000 shares of common stock issuable upon the exercise of the Series C Preferred Stock. Added to this total are the exercisable options and warrants held by the applicable person or group.

(7) Includes 650,000 warrants to acquire shares of common stock that are now exercisable. Of these warrants, 600,000 contain a provision limiting the shareholders' ability to exercise their warrants to the extent that such exercise would result in their owning more than 4.99% of our common stock. This limitation may be waived by them by providing us at least 61 days prior written notice.

Item 13.  Certain Relations and Related Transactions

         LASERSIGHT CENTERS. In March 1997, pursuant to an amendment to a previously-reported 1993 acquisition agreement (as so amended, the "Amended Centers Agreement"), LaserSight issued 625,000 unregistered shares of common stock to a group of former stockholders and former optionholders (the "Former Centers Holders") of LaserSight Centers Incorporated ("LaserSight Centers"), a developmental stage company that LaserSight acquired in April 1993 and through which LaserSight intends to begin to provide services for ophthalmic laser surgical centers using excimer and other lasers. The Amended Centers Agreement also provides for issuance of up to 600,000 additional shares of common stock (the "Earnout Shares") to the Former Centers Holders to the extent that a revised earnout, as described below, is satisfied through March 31, 2002. Trusts for the benefit of Dr. O'Donnell, the Chairman of the Board of LaserSight, or his descendants (collectively, the "O'Donnell Trusts") received 226,644 (approximately 36%) of the 625,000 shares issued and would be entitled to receive the same percentage of any additional shares issued.

         Under the Amended Centers Agreement, Earnout Shares are issuable at the rate of one share of common stock per $4.00 of PRK Earnings (as defined) received by LaserSight through March 31, 2002. No Earnout Shares have become issuable as of the date of this Form 10-K/A. For this purpose, the following items are considered revenue: (1) per procedure revenues received by LaserSight in connection with the utilization of a fixed or mobile excimer laser owned or operated by LaserSight to perform photorefractive keratectomy, or PRK, and treat myopia, astigmatism and hyperopia; (2) certain revenues received by LaserSight from managed care companies or employers for arranging the delivery of PRK, and
(3) any royalties received by LaserSight on account of patents assigned to LaserSight Centers. The Amended Centers Agreement excludes the following from the computation of PRK Earnings: (1) revenues derived from the manufacture and servicing of excimer lasers, (2) fees from patents not assigned to LaserSight Centers, (3) managed care fees for non-PRK services, and (4) revenues from non-excimer procedures. Management of LaserSight believes that these exclusions will benefit LaserSight by eliminating uncertainty as to how the LaserSight Centers earnout is to be computed. In addition, LaserSight is no longer required to use LaserSight Centers as its exclusive representative in the U.S. and Canada for the sale and distribution of ophthalmic refractive lasers or related refractive procedures. However, it may be in the interest of Dr. O'Donnell for LaserSight to pursue business strategies that maximize the issuance of Earnout Shares.

         In March 1997, LaserSight also amended its previously-reported royalty agreement (as so amended, the "Amended Royalty Agreement") with Laser Partners, a Florida general partnership, that it had entered into shortly before the LaserSight Centers acquisition. The Amended Royalty Agreement reduces the maximum per eye royalty to be paid by LaserSight from $86 to $43, and delays the commencement of such royalty payments until after March 2002 or, if sooner, the delivery of all of the 600,000 shares contingently issuable under the earnout provisions of the Amended Centers Agreement. LaserSight's obligations under the Amended Royalty Agreement are perpetual. LaserSight understands that one of the O'Donnell Trusts is a partner of Laser Partners with a 36% partnership interest.

         The Amended Royalty Agreement provides that LaserSight is not required to pay a royalty in connection with any of the following: (1) procedures which do not involve both an excimer laser and PRK, (2) laser procedures performed by a third party in connection with any license granted by LaserSight, and (3) laser procedures performed pursuant to a contract with a managed care company or an employer, pursuant to which LaserSight agrees to arrange for the delivery of eye care services other than PRK or for eye care services which include PRK without any identifiable fee attributable thereto. The management of LaserSight believes that these exclusions reduce the scope of LaserSight's obligation to make royalty payments. It may be in the interest of Dr. O'Donnell for LaserSight to pursue business strategies that maximize such royalty payments, however, in late 2000, management abandoned the LaserSight Centers mobile laser strategy due to industry conditions and our increased focus on development and commercialization of our refractive products.

         CONSULTING ARRANGEMENT. In May 1997, LaserSight's LaserSight Technologies subsidiary entered into an agreement, effective as of January 1, 1997, with Dr. Byron A. Santos, an ophthalmologist employed by the O'Donnell Eye Institute, a corporation of which Dr. O'Donnell, the Chairman of the Board of LaserSight, is the Medical Director and owner. The amount that became payable to Dr. Santos under this agreement during 2000 was $96,000. Under the agreement, Dr. Santos is required to be available to provide a minimum of 40 hours of services each month. Such services have related to the development of the LaserScan 2000 excimer laser system, the development of clinical protocols, and training and other consulting services. The agreement provides for a term ending December 31, 2002, subject to LaserSight Technologies' right to terminate the agreement in the event that Dr. Santos fails to perform in accordance with the terms of the agreement.

         TLC LICENSE AGREEMENT. In October 1998, LaserSight entered into an agreement with a subsidiary of TLC that grants LaserSight an exclusive license under U.S. Patent No. 5,630,810 relating to a treatment method for preventing formation of central islands during laser surgery. Central islands are a problem generally associated with laser refractive surgery performed with broad beam laser systems used to ablate corneal tissue. LaserSight has agreed during the term of the patent license agreement to pay TLC 20% of the aggregate net royalties it receives in the future from licensing of the TLC patent and certain other patents owned by LaserSight.

         TLC LASER SYSTEM SALES. During 2000, 1999 and 1998, LaserSight sold one, nine and three laser systems, respectively, for $375,000, $2,700,000 and $900,000, respectively, to TLC. In addition, $1,396,000 and $306,000 of keratome related products were sold to TLC during 2000 and 1999, respectively. LaserSight has received full payment for the products sold through 1999 and the majority of keratome related products sold in 2000; the balance of the 2000 sales is in accounts receivable.

         SALE OF LASER SYSTEM. As previously reported, in 2000, LaserSight sold one of its laser systems to a company affiliated with Dr. O'Donnell at a price of $240,000. This amount is included in accounts receivable.

         1999 PRIVATE PLACEMENT. In connection with LaserSight's March 1999 private placement transaction, TLC purchased 500,000 shares of common stock and received warrants to purchase 50,000 shares of common stock with an exercise price of $5.125 per share. Gary F. Jonas, formerly Executive Vice President, Strategic Growth of TLC, was a member of LaserSight's Board of Directors until December 2000.

         TLC PRIVATE PLACEMENT. In connection with a private placement transaction, which was completed on January 31, 2000, TLC purchased 1,015,873 shares of common stock for an aggregate purchase price of $10,000,000. Gary F. Jonas, formerly Executive Vice President, Strategic Growth of TLC, was a member of LaserSight's Board of Directors until December 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  LASERSIGHT INCORPORATED


Dated:   April 17, 2001           By: /s/ Michael R. Farris
                                      ------------------------------------------
                                      Michael R. Farris, President and
                                      Chief Executive Officer


Dated:   April 17, 2001           By: /s/ Gregory L. Wilson
                                      ------------------------------------------
                                      Gregory L. Wilson, Chief Financial Officer
                                      (Principal accounting officer)