Form 10-Q
period 2001-03-31
LASERSIGHT INC /DE
filed 2001-05-15
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the quarterly period ended March 31, 2001.


                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the Transition period from
    ------------------------------ to ----------------------------------.

Commission File Number:  0-19671

                             LASERSIGHT INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         65-0273162
-----------------------                                   ----------
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


Yes   X          No
    -----

         The number of shares of the registrant's common stock outstanding as of May 14, 2001 is 23,563,111.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

Except for the historical information contained herein, the discussion in this report contains forward-looking statements (within the meaning of Section 21E of the Exchange Act) that involve risks and uncertainties. LaserSight's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Uncertainties and Other Issues" in this report and in LaserSight's Annual Report on Form 10-K for the year ended December 31, 2000. LaserSight undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect any future events or developments.

                                      INDEX

PART I. FINANCIAL INFORMATION

          Item 1.  Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000

                   Condensed Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2001 and 2000

                   Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2001 and 2000

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

          Item 3.  Defaults Upon Senior Securities

          Item 4.  Submission of  Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              March 31,          December 31,
                                   ASSETS                       2001                2000
                                                           -------------        -------------
Current assets:                                             (Unaudited)
  Cash and cash equivalents                                $  11,682,866            8,593,858
  Accounts receivable - trade, net                            10,205,569            9,546,368
  Notes receivable - current portion, net                      4,079,394            4,065,958
  Inventories                                                 12,912,184           12,123,877
  Deferred tax assets                                             55,522               55,522
  Other current assets                                           957,743              272,745
                                                           -------------        -------------
                                   Total Current Assets       39,893,278           34,658,328

Notes receivable, less current portion, net                    2,459,835            2,833,393
Property and equipment, net                                    2,135,460            2,398,292
Patents, net                                                   4,712,259            7,204,981
Goodwill, net                                                  3,170,442            3,232,425
Other assets, net                                              1,577,412            1,549,033
                                                           -------------        -------------
                                                           $  53,948,686           51,876,452
                                                           =============        =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $   4,983,295            3,870,791
  Accrued expenses                                             6,450,394            7,030,657
  Accrued commissions                                          1,831,701            1,926,996
  Deferred revenue                                             1,135,545            1,149,415
                                                           -------------        -------------
                              Total Current Liabilities       14,400,935           13,977,859

Accrued expenses, less current portion                           325,265              398,767
Deferred income taxes                                             55,522               55,522
Long-term obligations                                            112,130              109,730
Note payable, net of unamortized discount of $119,493
  at March 31, 2001                                            2,880,507                   --
Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, authorized 10,000,000 shares;
  par value $.001 per share
    Series C - 2,000,000 issued and outstanding at
      March 31,2001 and December 31, 2000                          2,000                2,000
Common stock - par value $.001 per share; authorized
  100,000,000 shares; 23,708,311 and 22,920,278 shares
    issued at March 31, 2001and December                          23,708               22,920
    31, 2000, respectively
Additional paid-in capital                                    99,905,894           98,594,665
Stock subscription receivable                                 (1,140,000)          (1,140,000)
Accumulated deficit                                          (62,074,628)         (59,602,364)
Less treasury stock, at cost;  145,200 common shares at
  March 31, 2001 and December 31, 2000                          (542,647)            (542,647)
                                                           -------------        -------------
                                                              36,174,327           37,334,574
                                                           -------------        -------------
                                                           $  53,948,686           51,876,452
                                                           =============        =============

   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                         March 31,
                                                --------------------------------
                                                     2001               2000
                                                --------------     -------------
Revenues:
  Products                                      $    3,998,047         7,832,478
  Royalties                                            150,000           669,179
  Services                                             245,857           193,345
                                                --------------     -------------
                                                     4,393,904         8,695,002

Cost of revenues:
  Product cost                                       1,924,557         3,408,524
  Cost of services                                     108,177            85,072
                                                --------------     -------------

Gross profit                                         2,361,170         5,201,406

Research, development and regulatory expenses          931,304           940,716

Other general and administrative expenses            6,627,894         5,028,035
Selling-related expenses                             1,161,079         1,618,077
Amortization of intangibles                            219,900           635,465
                                                --------------     -------------
                                                     8,008,873         7,281,577
                                                --------------      ------------

Loss from operations                                (6,579,007)       (3,020,887)

Other income and expenses
  Interest and dividend income                         194,383           264,335
  Interest expense                                     (38,476)           (2,400)
  Gain on sale of patent                             3,950,836                --
                                                --------------     -------------

Net loss before income taxes                        (2,472,264)       (2,758,952)

Income tax expense                                          --                --
                                                --------------     -------------

Net loss                                        $   (2,472,264)       (2,758,952)
                                                ==============     =============

Loss per common share
  Basic and diluted:                            $        (0.11)            (0.14)
                                                ==============     =============

Weighted average number of shares outstanding
  Basic and diluted:                                23,514,000        19,234,000
                                                ==============     =============

   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                           2001               2000
                                                    --------------     -------------
Cash flow from operating activities
  Net loss                                          $   (2,472,264)       (2,758,952)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization                            573,238           877,576
  Gain on sale of patent                                (3,950,836)               --
  Common stock issued for services                          60,469                --
  Changes in assets and liabilities:
    Accounts and notes receivable                         (299,079)       (3,479,354)
    Inventories                                           (788,307)         (979,959)
    Accounts payable                                     1,112,504         1,450,760
    Accrued expenses                                       (85,846)        1,028,812
    Deferred revenue                                       (13,870)           50,705
    Other                                                   26,777          (689,526)
                                                    --------------     -------------

Net cash used in operating activities                   (5,837,214)       (4,499,938)

Cash flows from investing activities
  Purchases of property and equipment, net                 (77,784)         (231,443)
  Proceeds from sale of intangible assets, net           6,365,000                --
  Acquisition of intangible assets                              --        (2,825,000)
                                                    --------------     -------------

Net cash provided by (used in) investing activities      6,287,216        (3,056,443)

Cash flows from financing activities
  Proceeds from common stock financing, net                     --        13,202,452
  Proceeds from exercise of stock options and ESPP          10,333            43,438
  Proceeds from debt financing, net                      2,628,673                --
                                                    --------------     -------------

Net cash provided by financing activities                2,639,006        13,245,890
                                                    --------------     -------------

Increase in cash and cash equivalents                    3,089,008         5,689,509

Cash and cash equivalents, beginning of period           8,593,858        11,247,801
                                                    --------------     -------------

Cash and cash equivalents, end of period            $   11,682,866        16,937,310
                                                    ==============     =============

   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                Three Month Periods Ended March 31, 2001 and 2000

NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries(LaserSight) as of March 31, 2001, and for the three months ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the operating results for the full year. The report of KPMG LLP, independent auditors, commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

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

NOTE 3   INVENTORIES

         Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates costs determined on the first-in first-out basis. The components of inventories at March 31, 2001 and December 31, 2000 are summarized as follows:

                                            March 31, 2001     December 31, 2000
                                            --------------     -----------------

         Raw materials                       $ 7,812,779           6,704,447
         Work-in-process                         205,781             121,474
         Finished goods                        4,180,408           4,482,276
         Test equipment - clinical trials        713,216             815,680
                                            ------------        ------------
                                            $ 12,912,184          12,123,877
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

         Operating profit is total revenue less operating expenses. In determining operating profit for operating segments, the following items have not been considered: general corporate expenses; expenses attributable to LaserSight Centers Incorporated a developmental stage company in 2000; non-operating income and income tax expense. Identifiable assets by operating segment are those that are used by or applicable to each operating segment. General corporate assets consist primarily of cash, marketable equity securities and income tax accounts

         The table below summarizes information about reported segments as of and for the three months ended March 31:

                                                                                        Depreciation
                                       Operating        Operating                           and           Capital
                                        Revenues      Profit (Loss)        Assets       Amortization    Expenditures
                                        --------      -------------        ------       ------------    ------------
     2001
     ----
     Operating  segments:
       Refractive products           $ 3,998,047       (6,178,559)      38,268,413         489,541           74,168
       Patent services                   150,000          150,000          150,000              --               --
       Health care services              245,857          (86,916)       3,362,509          68,267            3,616
       General corporate                      --         (463,532)      12,167,764           2,708               --
                                     -----------       ----------      -----------       ---------       ----------

     Consolidated total              $ 4,393,904       (6,579,007)      53,948,686         560,516           77,784
                                     ===========       ==========      ===========       =========       ==========
     2000
     ----
     Operating  segments:
       Refractive products           $ 7,832,478       (2,875,157)      37,386,392         603,535          227,700
       Patent services                   669,179          539,849        2,982,154         129,330               --
       Health care services              193,345         (106,756)       3,539,121          71,679            3,743
       General corporate                      --         (509,649)      17,015,050           3,858               --
       Developmental stage
        company - LaserSight
        Centers                               --          (69,174)       2,700,831          69,174               --
                                     -----------       ----------      -----------       ---------       ----------

     Consolidated total              $ 8,695,002       (3,020,887)      63,623,548         877,576          231,443
                                     ===========       ==========      ===========       =========       ==========

     Amortization of deferred financing costs and discount on note payable of $12,722 for the three months ended March 31, 2001, is included as interest expense.

NOTE 5   SALE OF INTELLECTUAL PROPERTY

         Sale of Patent
         --------------

         On March 1, 2001, the Company completed the sale of U.S. Patent No. 4,784,135 (Blum Patent) for a cash payment of $6.5 million. The Company retained a non-exclusive royalty free license and the rights associated with a third party's license under the Blum Patent. Net of costs associated with the sale, the Company recognized a gain on the sale of the patent of approximately $4.0 million.

NOTE 6   LICENSE AGREEMENT

         Effective January 3, 2001, the Company entered into an amended and restated license and royalty agreement related to the Company's keratome products. This agreement replaced an agreement originally entered into in September 1997 and amended in January 2000. Under the terms of the amended and restated license, 730,552 shares of Common Stock were issued, valued at approximately $1.1 million, in partial payment for royalties during the term of the license. The term was extended three years until July 31, 2005. In addition, minimum royalty payments totaling approximately $6.2 million will be due in quarterly installments through the term of the amendment, including $250,000 that was paid during the quarter ended March 31, 2001. The royalty rate was reduced from 50% to 10% of gross profits in the amended and restated license.

NOTE 7   LOAN AGREEMENT

         On March 12, 2001, the Company entered into a loan agreement with Heller Healthcare Finance, Inc. (Heller) for a $3.0 million term loan at an annual interest rate of prime plus 2.5% (11% at inception date) and a revolving loan in an amount of up to 85% of eligible receivables related to U.S. sales, but not more than $10.0 million, at an annual interest rate of prime plus 1.25% (9.75% at inception date). At March 31, 2001, receivables on U.S. sales totaled approximately $6.0 million. There have been no borrowings under the revolving loan to date. The term loan and the revolving loan mature on March 12, 2003. In connection with the loans, the Company paid an origination fee of $130,000 and issued warrants to purchase 243,750 shares of Common Stock. At the termination of the loan, an additional fee of $148,125 will be payable to Heller. The warrants are exercisable at any time from March 12, 2001 through March 12, 2004 at an exercise price per share of $3.15. Borrowings under the loan agreement are secured by substantially all of the Company's assets. The loan agreement requires the Company to meet certain covenants, including the maintenance of a minimum level of net worth.

                       Independent Auditors' Review Report

The Board of Directors
LaserSight Incorporated:

We have reviewed the condensed consolidated balance sheet of LaserSight Incorporated and subsidiaries as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of LaserSight Incorporated and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 9, 2001, except as to note 16, which is as of March 12, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                  /s/ KPMG LLP

St. Louis, Missouri
April 27, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LaserSight is principally engaged in the manufacture and supply of narrow beam scanning excimer laser systems, keratomes, keratome blades and other related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of over 350 laser systems, including approximately 180 of our LaserScan LSX(TM) laser systems. In March 2000, we began commercial shipments of our LaserScan LSX laser system to customers in the U.S.

Results of Operations

         The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                                                Percent Increase (Decrease)
                                          As a Percentage of Net Sales              Over Prior Periods
                                          Three Months Ended March 31,          Three Months Ended March 31,
                                          ----------------------------          ----------------------------
                                             2001              2000                   2001 vs. 2000
                                             ----              ----                   -------------
Statements of Operations Data:
Net revenues:
 Refractive products.................        91.0%             90.1%                       (49.0)%
 Patent services.....................         3.4               7.7                        (77.6)
 Healthcare services.................         5.6               2.2                         27.2
                                            -----              ----
    Net revenues.....................       100.0             100.0                        (49.5)
Cost of revenue......................        46.3              40.5                        (41.8)
                                            -----             -----
Gross profit(1)......................        53.7              59.8                        (54.6)
Research, development and
    regulatory expenses (2) .........        21.2              10.8                         (1.0)
Other general and administrative
    expenses.........................       150.8              57.8                         31.8
Selling-related expenses (3).........        26.4              18.6                        (28.2)
Amortization of intangibles..........         5.0               7.3                        (65.4)
                                            -----             -----
Loss from operations.................      (149.7)            (34.7)                       117.8

---------------
(1) As a percentage of net revenues, the gross profit for refractive products only for the three months ended March 31, 2001 and 2000, were 52% and 56%, respectively.

(2) As a percentage of refractive product net sales, research, development and regulatory expenses for the three months ended March 31, 2001 and 2000, were 23% and 12%, respectively.

(3) As a percentage of refractive product net sales, selling-related expenses for the three months ended March 31, 2001 and 2000, were 29% and 21%, respectively.

THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Revenues. Net revenues for the three months ended March 31, 2001 decreased by $4.3 million, or 49%, to $4.4 million from $8.7 million for the comparable period in 2000.

         During the three months ended March 31, 2001, refractive products revenues decreased $3.8 million, or 49%, to $4.0 million from $7.8 million for the comparable period in 2000. This revenue decrease was primarily the result of decreased sales of the LaserScan LSX excimer laser system. During the three months ended March 31, 2001, excimer laser system sales accounted for approximately $3.6 million in revenues compared to $6.1 million in revenues over the same period in 2000. During the three months ended March 31, 2001, 13 laser systems were sold compared to 19 laser systems sold during the comparable period in 2000.

         Net revenues from patent services for the three months ended March 31, 2001 decreased approximately $0.5 million, or 78%, to $0.2 million from $0.7 million for the comparable period in 2000, due to the sale of most rights associated with the patent responsible for generating patent service revenue.

         Net revenues from health care services for the three months ended March 31, 2001 were up approximately $50,000 from the comparable period in 2000.

         Cost of Revenues; Gross Profit. For the three months ended March 31, 2001 and 2000, gross profit margins were 54% and 60%, respectively. The gross margin decrease during the three months ended March 31, 2001 was primarily attributable to decreased sales of the LaserScan LSX excimer laser system. The decreased sales resulted in lower raw material costs relating to the LaserScan LSX excimer laser system of $1.0 million, partially offset by a decrease in our inventory obsolescence reserve of $0.3 million from the comparable period in 2000.

         Research, Development and Regulatory Expenses. Research, development and regulatory expenses for the three months ended March 31, 2001, $0.9 million, were unchanged from the comparable period in 2000. We continued to develop our keratome systems and excimer laser systems and continued to pursue protocols in our effort to attain and expand our FDA approvals for our refractive products. As a result of a continuation of these efforts plus the anticipated development of new technologies like our AstraMax diagnostic workstation, we expect research and development expenses during the remainder of 2001 to approximate the levels incurred during the first quarter of 2001. Regulatory expenses are expected to remain constant as a result of our continued pursuit of various FDA approvals, including pre-market approval supplements, and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA.

         Other General and Administrative Expenses. Other general and administrative expenses for the three months ended March 31, 2001 increased $1.6 million, or 32%, to $6.6 million from $5.0 million for the comparable period in 2000. This increase was due to an increase in expenses incurred at our refractive products subsidiary of approximately $1.7 related to enhancements to the customer support and training, sales and marketing and software development departments of $0.4 million, higher depreciation costs of $0.1 million and $0.9 million of legal fees related to patent issues and litigation.

         Selling-Related Expenses. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the three months ended March 31, 2001 decreased $0.4 million, or 28%, to $1.2 million from $1.6 million during the comparable period in 2000. This decrease was primarily attributable to a $0.3 million decrease in sales commissions resulting from lower sales and a decrease of $0.1 million of warranty expense primarily related to decreased laser system sales.

         Amortization of Intangibles. During the three months ended March 31, 2001, costs relating to the amortization of intangible assets decreased $0.4 million, or 65%, to $0.2 million from $0.6 million for the comparable period in 2000. This decrease was due to the impairment loss incurred on certain intangible assets at December 31, 2000 of approximately $4.1 million, reducing future amortization expenses, and the sale of a patent in March 2001 that had an unamortized book value of approximately $2.4 million. Items directly related to the amortization of intangible assets are acquired technologies, patents, license agreements and goodwill.

         Loss From Operations. The operating loss for the three months ended March 31, 2001 was $6.6 million compared to the operating loss of $3.0 million for the same period in 2000. This increase in the loss from operations was primarily due to the decrease in sales of our LaserScan LSX excimer laser system and an increase in other general and administrative expenses related to our refractive products operations.

         Other Income and Expenses. Interest and dividend income for the three months ended March 31, 2001 was $0.2 million, a decrease of $0.1 million over the comparable period in 2000. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense for the three months ended March 31, 2001 and 2000 was not material. Other income included a net gain, after expenses associated with the sale, of $4.0 million from the sale of the Blum Patent in March 2001. The patent was sold for $6.5 million and, prior to the sale, had a book value of approximately $2.4 million.

         Income Taxes. For the three months ended March 31, 2001 and 2000, LaserSight had no income tax expense.

         Net Loss. Net loss for the three months ended March 31, 2001, was $2.5 million compared to a net loss of $2.8 million for the comparable period in 2000. The decrease in net loss for the three months ended March 31, 2001 can be attributed to the decrease in sales of our LaserScan LSX excimer laser system, an increase in other general and administrative expenses related to our refractive products operations and the gain generated by the sale of the Blum Patent.

         Loss Per Share. The loss per basic and diluted share was $0.11 for the three months ended March 31, 2001 and $0.14 for the comparable period in 2000. During the three months ended March 31, 2000, the weighted average shares of common stock outstanding increased primarily due to the conversion of preferred stock during 2000, the September 2000 private placement of common stock and the issuance of shares related to the amended and restated license and royalty agreement related to our keratome products.

Liquidity and Capital Resources

         Our principal sources of funds have historically been from sales of preferred stock and common stock, sales of subsidiaries and patent rights and, to a lesser extent, our operating cash flows. We issued equity securities totaling approximately $14.8 million in 1997, $15.8 million in 1998, $8.9 million in 1999 and $19.1 million in 2000, and received proceeds from the exercise of stock options, warrants and our Employee Stock Purchase Plan of approximately $98,000 in 1997, $0.5 million in 1998, $10.4 million in 1999 and $85,000 in 2000 and $10,000 to date in 2001. In addition, we sold subsidiaries and various patent rights, resulting in proceeds to us of approximately $10.5 million in 1997, $12.7 million in 1998 and $6.5 million to date in 2001. We have principally used these capital resources to fund operating losses, working capital requirements, capital expenditures, acquisitions and retirement of debt. At March 31, 2001, we had an accumulated deficit of $62.1 million.

         On March 1, 2001, the Company completed the sale of U.S. Patent No. 4,784,135 (Blum Patent) for a cash payment of $6.5 million. We retained a non-exclusive royalty free license under the patent, which relates to the use of ultraviolet light for the removal of organic tissue. Our net book value of the patent at the date of the sale was approximately $2.4 million.

         On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with Heller. We borrowed $3.0 million under the term loan at a rate per annum equal to two and one-half percent (2 1/2%) above the prime rate. Interest is payable monthly and the loan must be repaid on March 12, 2003. Under the credit facility, we have the option to borrow amounts at a rate per annum equal to one and one-quarter percent (1 1/4%) above the prime rate for short-term working capital needs or such other purposes as may be approved by Heller. Borrowings are limited to 85% of qualified accounts receivable related to U.S. sales. Borrowings under the loans are secured by substantially all of the Company's assets. The term loan and credit facility require us to meet certain covenants, including the maintenance of a minimum net worth. The terms of the loans extend to March 12, 2003. In addition to the costs and fees associated with the transaction, we issued to Heller a warrant to purchase 243,750 shares of common stock at an exercise price of $3.15 per share. The warrant expires on March 12, 2004. At May 14, 2001, we had no borrowings under the credit facility.

         Our working capital increased $4.8 million from $20.7 million at December 31, 2000 to $25.5 million as of March 31, 2001. This increase in working capital resulted primarily from the sale of a patent and the proceeds of the term loan, for net proceeds of $9.0 million, offset primarily by cash used in operating activities of $5.8 million.

         Operating activities used net cash of $5.8 million during the first quarter of 2001, compared to $4.5 million of net cash used during the same period in 2000, and $15.7 million during the year ended December 31, 2000. We expect to incur a loss and a deficit in cash flow from operations for the second quarter of 2001. There can be no assurance that we can regain or sustain profitability or positive operating cash flow in any subsequent fiscal period. Net cash provided by investing activities of $6.3 million during the first quarter of 2001 can be attributed primarily to the sale of the Blum patent. As of March 31, 2001, we had no significant commitments for capital expenditures. Net cash provided from financing activities during the first quarter of 2001 of $2.6 million can be primarily attributed to entering into the term loan agreement.

         We may explore opportunities for additional equity financing through a private placement of our common stock. We believe that our existing balances of cash and cash equivalents and our cash flows from operations will be adequate to fund our anticipated working capital requirements for the next 12 months in accordance with our current business plan. There can be no assurance that the assumptions underlying our business plan will be met or that additional financing will not be needed. Our belief regarding future working capital requirements is based on various factors and assumptions including: the uncertain timing of astigmatism and other supplemental FDA approvals for our LaserScan LSX excimer laser system, that could continue to impact our sales during 2001, potential growth in laser sales resulting from our entrance into the U.S. market in March 2000 with corresponding increases in accounts receivable and inventory purchases to date, the uncertain timing of the market introduction and commercial acceptance of our UltraShaper durable keratomes, commercial acceptance of our UltraEdge keratome blades and UniShaper single-use keratomes, which we believe is partially dependent upon the successful introduction of the UltraShaper, the anticipated timely collection of receivables, and the absence of unanticipated product development and marketing costs. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance" and "--We cannot assure you that our LaserScan LSX laser system will achieve market acceptance in the U.S., and our business model for selling our laser system in the U.S. is new and unproven." These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. Similarly, our long-term liquidity will be dependent on the successful entrance into the U.S. market with our laser systems, the successful entrance into U.S. and international markets of our diagnostic workstation and keratome products, and our ability to collect our receivables on a timely basis. We may seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. Other than the $3.0 million term loan and $10.0 million credit facility completed in March 2001 with Heller, we currently do not have any commitments for additional financing. See "Risk Factors and Uncertainties-- Financial and Liquidity Risks--We could require additional financing, which might not be available if we need it."

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

         The required level of per procedure fees payable to us by refractive surgeons upon receipt of anticipated FDA approval for treatment of myopia with astigmatism may not be accepted by the marketplace or may exceed those charged by our competitors. While we believe that gaining access to our recently approved scanning microspot laser technology justifies the required per procedure fee levels, we cannot assure you that this business model will be accepted by a large number of refractive surgeons. If our competitors reduce or do not charge per procedure fees to users of their systems, we could be forced to reduce or eliminate the fees charged under this business model, which could significantly reduce our revenues. For example, Nidek Co., Ltd., one of our competitors, has publicly stated that it will not charge per procedure fees to users of its laser systems in the U.S. and internationally.

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

         We have previously indicated that the successful implementation of our keratome product sales strategy is in part dependent upon our marketing and distribution alliance with Becton Dickinson. Due to the delay in the commercial launch of our UltraShaper durable keratome we initiated discussions with Becton Dickinson in order to modify our manufacturing and marketing agreements. While these discussions were ongoing we recently received notices from Becton Dickinson claiming that they have the right to end our marketing arrangement in six months and that they are not bound by the terms of our manufacturing agreement. Following our receipt of these notices Becton Dickinson indicated a willingness to discuss modified terms for a marketing and manufacturing relationship. While we do not agree that Becton Dickinson has the right to unilaterally end our current agreements, we intend to discuss mutually beneficial modified agreements. If we cannot successfully market and sell our keratome products or if we are unable to successfully modify or replace our marketing and distribution alliance with Becton Dickinson, we may not be able to execute our business plan, which would have a material adverse effect on our business, financial condition and results of operations. See also "--Company and Business Risks--Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products."

         THE VISION CORRECTION INDUSTRY CURRENTLY CONSISTS OF A FEW ESTABLISHED PROVIDERS WITH SIGNIFICANT MARKET SHARES AND WE MAY ENCOUNTER DIFFICULTIES COMPETING IN THIS HIGHLY COMPETITIVE ENVIRONMENT.

         The vision correction industry is subject to intense, increasing competition, and we do not know if we will be able to compete successfully against our current and future competitors. Many of our competitors have established products, distribution capabilities and customer service networks in the U.S. marketplace, are substantially larger and have greater brand recognition and greater financial and other resources than we do. Visx Incorporated, the historical industry leader for excimer laser system sales in the U.S., sold laser systems that performed a significant majority of the laser vision correction procedures performed in the U.S. in 1999 and 2000. Similarly, Bausch & Lomb sold a significant majority of the keratomes used by refractive surgeons in the U.S. in 1999 and 2000. In 2000, Alcon acquired Summit Autonomous Inc. The merger resulted in a combined entity with enhanced market presence, technology base and distribution capabilities and provided Alcon with a narrow beam laser technology platform that will compete more directly with our precision beam scanning microspot LaserScan LSX excimer laser system. In addition, as a result of the acquisition, the combined entity will be able to sell narrow beam laser systems under a royalty-free license to certain Visx patents without incurring the expense and uncertainty associated with intellectual property litigation with Visx. We anticipate that Alcon will leverage the sale of its laser systems with its other ophthalmic products.

         MANY OF OUR COMPETITORS RECEIVED EARLIER REGULATORY APPROVALS THAN US AND MAY HAVE A COMPETITIVE ADVANTAGE OVER US DUE TO THE SUBSEQUENT EXPANSION OF THEIR REGULATORY APPROVALS AND THEIR SUBSTANTIAL EXPERIENCE IN THE U.S. MARKET.

         We received the FDA approval necessary for the commercial sale of our LaserScan LSX excimer laser system in the U.S. in November 1999, and commercial shipments to customers in the U.S. began in March 2000. Our direct competitors include large corporations such as Visx and Alcon, each of whom received FDA approval of excimer laser systems more than three years prior to our approval and has substantial experience manufacturing, marketing and servicing laser systems in the U.S. In addition to Visx and Alcon, Nidek and Bausch & Lomb have also received FDA approval for their laser systems.

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

         We have submitted a PMA supplement to the FDA for approval to utilize LASIK for the treatment of nearsightedness with astigmatism and have responded to FDA requests for additional patient data related to our submission. We anticipate FDA approval of this application during the second or third quarter of 2001, though we cannot ensure when the approval will be received. In addition, we have submitted PMA supplements to the FDA to permit our laser systems sold to customers in the U.S. to utilize LASIK to treat hyperopia, hyperopic astigmatism and mixed astigmatism. FDA approval of these applications is anticipated by the end of 2001, though we cannot ensure when the approval will be received. Our ability to sell our laser systems in the U.S. may be severely impaired if the FDA does not give timely approval of our application for our LaserScan LSX to treat nearsightedness with astigmatism, our application to permit our laser systems sold to customers in the U.S. to include our latest eye tracking technology, or our application to permit our laser systems sold to customers in the U.S. to utilize LASIK to treat myopic astigmatism, hyperopic astigmatism and mixed astigmatism.

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

         All of our principal competitors in the keratome business, including current market leader Bausch & Lomb, received FDA clearance prior to the commercialization of our keratome products and have substantial experience marketing their keratome products. The established market presence in the U.S. of previously approved laser systems and keratome products, as well as the entry of new competitors into the market upon receipt of new or expanded regulatory approvals, could impede our ability to successfully introduce our LaserScan LSX system in the U.S. and our keratome products worldwide and may have a material adverse effect on our business, financial condition and results of operations.

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

         Unfavorable side effects and potential complications that may result from the use of laser vision correction systems manufactured by any manufacturer may broadly affect market acceptance of laser-based vision correction surgery. Potential patients may not distinguish between our precision beam scanning spot technology and the laser technology incorporated by our competitors in their laser systems, and customers may not differentiate laser systems and procedures that have not received FDA approval from FDA-approved systems and procedures. Any adverse consequences resulting from procedures performed with a competitor's systems or an unapproved laser system could adversely affect consumer acceptance of laser vision correction in general. In addition, because laser vision correction is an elective procedure that is not typically covered by insurance and that involves more significant immediate expense than eyeglasses or contact lenses, adverse changes in the U.S. or international economy may cause consumers to reassess their spending choices and to select lower-cost alternatives for their vision correction needs. Any such shift in spending patterns could reduce the volume of LASIK procedures performed that would, in turn, reduce our revenues from per procedure fees and sales of single-use products such as our UniShaper keratome and our UltraEdge keratome blades.

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

         In addition to competing with eyeglasses and contact lenses, excimer laser vision correction competes or may compete with newer technologies such as intraocular lenses, corneal rings and surgical techniques using different or more advanced types of lasers. Two products that may become competitive within the near term are implantable contact lenses, which are pending FDA approval, and corneal rings, which have been approved by the FDA. Both of these products require procedures with lens implants, and their ultimate market acceptance is unknown at this time. To the extent that any of these or other new technologies are perceived to be clinically superior or economically more attractive than currently marketed excimer laser vision correction procedures or techniques, they could erode demand for our excimer laser and keratome products, cause a reduction in selling prices of such products or render such products obsolete. In addition, if one or more competing technologies achieves broader market acceptance or renders laser vision correction procedures obsolete, it would have a material adverse effect on our business, financial condition and results of operations.

         As is typical in the case of new and rapidly evolving industries, the demand and market for recently introduced products and technologies is uncertain, and we cannot be certain that our LaserScan LSX laser system, UniShaper single-use keratome, UltraShaper durable keratome, UltraEdge keratome blades or future new products and enhancements will be accepted in the marketplace. In addition, announcements or the anticipation of announcements of new products, whether for sale in the near future or at some later date, may cause customers to defer purchasing our existing products.

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

         We believe that the claims Visx has made against us are without merit and we intend to vigorously contest them. However, if we are unsuccessful in defending this lawsuit, we may be enjoined from manufacturing and selling our LaserScan LSX laser system in the U.S. without a license from Visx. In addition, we may be subject to damages for past infringement. No assurance can be given as to whether we will be subject to such damages or, if so, the amount of damages that we may be required to pay. In addition, such patent litigation is time-consuming, is causing us to incur substantial expense, could divert management's attention, could cause product shipment delays or require us to develop non-infringing technology or enter into license agreements in order to market our products. Such license agreements, if required, may not be available on acceptable terms, or at all. The outcome of patent litigation is inherently uncertain, and an unfavorable outcome in the Visx litigation could have a material adverse effect on our business, financial condition and results of operations.

         WE WILL BE REQUIRED TO SIGNIFICANTLY EXPAND OUR U.S. MANUFACTURING OPERATIONS TO MEET OUR BUSINESS PLAN AND MUST COMPLY WITH STRINGENT REGULATION OF OUR MANUFACTURING OPERATIONS.

         We manufacture our LaserScan LSX laser systems for sale in the U.S. at our manufacturing facility in Winter Park, Florida, and continue to manufacture our laser systems for sale in international markets at our manufacturing facility in Costa Rica. Our U.S. personnel have limited experience manufacturing laser systems. We cannot, therefore, assure you that we will not encounter difficulties in increasing our production capacity for our laser systems at our Florida facility, including problems involving production delays, quality control or assurance, component supply and lack of qualified personnel. Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to extensive regulation by the FDA, including record-keeping requirements and reporting of adverse experience with the use of the product. Our manufacturing facilities are subject to periodic inspection by the FDA, certain state agencies and international regulatory agencies. We require that our key suppliers comply with recognized standards as well as our own quality standards, and we regularly test the components and sub-assemblies supplied to us. Any failure by us or our suppliers to comply with applicable regulatory requirements, including the FDA's quality systems/good manufacturing practice (QSR/GMP) regulations, could cause production and distribution of our products to be delayed or prohibited, either of which could have a material adverse effect on our business, financial condition and results of operations.

         REQUIRED MINIMUM PAYMENTS UNDER OUR KERATOME LICENSE AGREEMENT MAY EXCEED OUR GROSS PROFITS FROM SALES OF OUR KERATOME PRODUCTS.

         In addition to the risk that the UniShaper single-use keratome or UltraShaper durable keratome will not be accepted in the marketplace, we are required to make certain minimum payments to the licensor under our amended and restated keratome license agreement. Under the original agreement, we were required to provide an excimer laser system and pay a total of $300,000 to the licensor in two equal installments due six and 12 months after the date of our receipt of the production molds for the UniShaper product. We provided the laser system to the licensor during the quarter ended June 30, 1998, and we received the molds in late 1999. We shipped the first UniShaper single-use keratome in December 1999 and paid one-half of the $300,000 in July 2000. In addition, beginning seven months after the first commercial shipment, we were required to make royalty payments equal to 50% of our defined gross profits from the sale of our UniShaper and UltraShaper keratomes, with a minimum royalty of $400,000 per calendar quarter for a period of eight quarters. On January 4, 2001, we entered into an amended and restated license and royalty agreement related to certain keratome-related products. This amendment replaced a January 18, 2000 amendment in its entirety. Under the terms of the amendment we issued 730,552 shares of common stock to the licensors, valued at approximately $1.1 million, in partial payment for royalties during the term of the license. The term of the license was extended three years until July 31, 2005. In addition, minimum royalty payments totaling approximately $6.2 million will be due in quarterly installments through the term of the amendment. As a result of our obligations under this license arrangement, the minimum royalty payments we are required to make to the licensors may exceed our gross profits from sales of our UniShaper and UltraShaper keratome products. The amendment eliminated the restriction on us manufacturing, marketing and selling other keratomes, but the sale of such other keratomes is included in the gross profit to be shared with the licensors. The licensor's share of the gross profit, as defined in the agreement, decreased from 50% to 10%.

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

         In 1992, Summit and Visx formed a U.S. partnership, Pillar Point Partners, to pool certain of their patents related to corneal sculpting technologies. As part of their agreement to dissolve Pillar Point in June 1998, Summit and Visx granted each other a worldwide, royalty-free cross-license whereby each party has full rights to license for use with its own systems all existing patents owned by either company relating to laser vision correction. In connection with our March 1996 settlement of litigation with Pillar Point regarding alleged infringement by our lasers of certain U.S. and foreign patents, we entered into a license agreement with Visx covering various foreign patents and patent applications pursuant to which we pay royalties to Visx.

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

         WE ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL
SALES.

         Our international sales accounted for 54% and 45% of our total revenues during the three months ended March 31, 2001 and year ended December 31, 2000, respectively. In the future, we expect that sales to international accounts will represent a lower percentage of our total sales as a result of our recent and anticipated additional regulatory approvals to market our LaserScan LSX laser system in the U.S. and the anticipated commercial launch of our UltraShaper durable keratome in the second quarter of 2001. See "--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance."

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

         OUR SUPPLY OF CERTAIN CRITICAL COMPONENTS AND SYSTEMS MAY BE INTERRUPTED BECAUSE OF OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS.

         We currently purchase certain components used in the production, operation and maintenance of our laser systems and keratome products from a limited number of suppliers, and certain key components are provided by a single vendor. For example, all of our keratome blades are currently manufactured exclusively by Becton Dickinson and all of our UniShaper single-use keratome products are manufactured exclusively by Frantz Medical Development Ltd. pursuant to our agreement with them. We do not have long-term contracts with providers of some key laser system components, including TUI Lasertechnik und Laserintegration GmbH, which currently is a single source supplier for the laser heads used in our LaserScan LSX excimer laser system. Currently, SensoMotoric Instruments GmbH, Teltow, Germany, is a single source supplier for the eye tracker boards used in the LaserScan LSX. Any interruption in the supply of critical laser or keratome components could have a material adverse effect on our business, financial condition and results of operations. If any of our key suppliers ceases providing us with products of acceptable quality and quantity at a competitive price and in a timely fashion, we would have to locate and contract with a substitute supplier and, in some cases, such substitute supplier would need to be qualified by the FDA. If substitute suppliers cannot be located and qualified in a timely manner or could not provide required products on commercially reasonable terms, it would have a material adverse effect on our business, financial condition and results of operations.

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

         We experienced significant net losses and deficits in cash flow from operations for the years ended December 31, 2000 and 1999 and the three months ended March 31, 2001, as set forth in the following table. We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future.

                                  Year Ended December 31,
                                  -----------------------           Three Months Ended
                                 1999                2000              March 31, 2001
                                 ----                ----              --------------
Net loss...................  $14.4 million       $21.4 million           $2.5 million
Deficit in cash flow
  from operations..........  $11.7 million       $15.7 million           $5.8 million


         As of March 31, 2001, we had an accumulated deficit of $62.1 million.

         IF OUR UNCOLLECTIBLE RECEIVABLES EXCEED OUR RESERVES WE WILL INCUR ADDITIONAL UNANTICIPATED EXPENSES, AND WE MAY EXPERIENCE DIFFICULTY COLLECTING RESTRUCTURED RECEIVABLES WITH EXTENDED PAYMENT TERMS.

         Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $4.9 million at March 31, 2001, will be sufficient to cover the amount of our actual write-offs over time. At March 31, 2001, our net trade accounts and notes receivable totaled approximately $16.7 million, and accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, totaled approximately $2.2 million. Actual write-offs that exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customers' ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers.

         Our ability to evaluate the financial condition and revenue-generating ability of our prospective customers located outside of the U.S., and our ability to obtain and enforce legal judgments against customers located outside of the U.S., is generally more limited than for our customers located in the U.S. Our agreements with our international customers typically provide that the contracts are governed by Florida law. We have not determined whether or to what extent courts or administrative agencies located in foreign countries would enforce our right to collect such receivables or to recover laser systems from customers in the event of a customer's payment default. When a customer is not paying according to established terms, we attempt to communicate and understand the underlying causes and work with the customer to resolve any issues we can control or influence. In most cases, we have been able to resolve the customer's issues and continue to collect our receivable, either on the original schedule or under restructured terms. If such issues are not resolved, we evaluate our legal and other alternatives based on existing facts and circumstances. In most such cases, we have concluded that the account should be written off as uncollectible.

         At March 31, 2001, we had extended the original payment terms of laser customer accounts totaling approximately $1.4 million by periods ranging from 12 to 60 months. Such restructured receivables represent approximately 7% of our gross receivables as of that date. Our liquidity and operating cash flow would be adversely affected if additional extensions become necessary in the future. In addition, it would be more difficult to collect laser system receivables if the payment schedule extends beyond the expected or actual economic life of the system, which we estimate to be approximately five to seven years. To date, we do not believe any payment schedule extends beyond the economic life of the applicable laser system.

         WE COULD REQUIRE ADDITIONAL FINANCING, WHICH MIGHT NOT BE AVAILABLE IF WE NEED IT.

         During the three months ended March 31, 2001 and year ended December 31, 2000, we experienced deficits in cash flow from operations of $5.8 million and $15.7 million, respectively. We may explore opportunities for additional equity financing through a private placement of our common stock. We believe that our existing balances of cash and cash equivalents and our cash flows from operations will be adequate to fund our anticipated working capital requirements for the next 12 months in accordance with our current business plan. There can be no assurance that the assumptions underlying our business plan will be met or that additional financing will not be needed. Our belief regarding future working capital requirements is based on various factors and assumptions including: the uncertain timing of astigmatism and other supplemental FDA approvals for our LaserScan LSX excimer laser system, which could continue to impact our sales during 2001, potential growth in laser sales resulting from our entrance into the U.S. market in March 2000 with corresponding increases in accounts receivable and inventory purchases to date, the uncertain timing of the market introduction of our UltraShaper durable keratomes, commercial acceptance of our UltraEdge keratome blades and UniShaper single-use keratomes, which we believe is partially dependent upon the successful introduction of the UltraShaper, the anticipated timely collection of receivables, and the absence of unanticipated product development and marketing costs. See "--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance" and "--We cannot assure you that our LaserScan LSX laser system will achieve market acceptance in the U.S., and our business model for selling our laser system in the U.S. is new and unproven." These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. If we do not collect a material portion of current receivables in a timely manner, or experience less market demand for our products than we anticipate, our liquidity could be materially and adversely affected.

         On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with Heller. We borrowed $3.0 million under the term loan at a rate per annum equal to two and one-half percent (2 1/2%) above the prime rate. Interest is payable monthly and the loan must be repaid on March 12, 2003. Under the credit facility, we have the option to borrow amounts at a rate per annum equal to one and one-quarter percent (1 1/4%) above the prime rate for short-term working capital needs or such other purposes as may be approved by Heller. Borrowings are limited to 85% of qualified accounts receivable related to U.S. sales. Borrowings under the loans are secured by substantially all of the Company's assets. The term loan and credit facility require us to meet certain covenants, including the maintenance of a minimum net worth. The terms of the loans extend to March 12, 2003. In addition to the costs and fees associated with the transaction, we issued to Heller a warrant to purchase 243,750 shares of common stock at an exercise price of $3.15 per share. The warrant expires on March 12, 2004. At May 14, 2001, we had no borrowings under the credit facility.

         We may seek additional equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. Other than the $10.0 million credit facility with Heller described above, we currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available in the future to the extent required or that, if available, it will be on commercially acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the terms of the new securities could have rights, preferences and privileges senior to those of our common stock. If we raise additional funds through debt financing, the terms of the debt could require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest and may render us more vulnerable to competitive pressures and economic downturns. If we are not able to obtain financing necessary to meet our working capital needs, it could have a material adverse effect on our financial condition and results of operations.

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

         As a result of these fluctuations, we believe that period to period comparisons of our operating results cannot be relied upon as indicators of future performance. In some quarters our operating results may fall below the expectations of securities analysts and investors due to any of the factors described above or other uncertainties.

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

         THE SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND DILUTIVE STOCK ISSUANCES MAY ADVERSELY AFFECT OUR STOCK PRICE.

         Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. Substantially all of our 23,563,111 shares of common stock outstanding at May 14, 2001 were freely tradable without restriction or further registration under the Securities Act of 1933, except to the extent such shares are held by "affiliates" as that term is defined in Rule 144 under the Securities Act or subject only to the satisfaction of a prospectus delivery requirement.

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

ACQUISITION RISKS

         PAST AND POSSIBLE FUTURE ACQUISITIONS THAT ARE NOT SUCCESSFULLY INTEGRATED WITH OUR EXISTING OPERATIONS MAY ADVERSELY AFFECT OUR BUSINESS.

         We have made several significant acquisitions since 1994, and we may in the future selectively pursue strategic acquisitions of, investments in or enter into joint ventures or other strategic alliances with companies whose business or technology complement our business. We may not be able to identify suitable candidates to acquire or enter into joint ventures or other arrangements with entities, and we may not be able to obtain financing on satisfactory terms for such activities. In addition, we could have difficulty assimilating the personnel, technology and operations of any acquired companies, which could prevent us from realizing expected synergies, and may incur unanticipated liabilities and contingencies. This could disrupt our ongoing business and distract our management and other resources.

         AMORTIZATION AND CHARGES RELATING TO OUR SIGNIFICANT INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR STOCK PRICE AND REPORTED NET INCOME OR LOSS.

         Of our total assets at March 31, 2001, approximately $8.8 million, or 16%, were goodwill or other intangible assets. Any reduction in net income or increase in net loss resulting from the amortization of goodwill and other intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

         In accordance with SFAS 121, we review intangible assets for impairment whenever events or changes in circumstances, including a history of operating or cash flow losses, indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized. We continue to assess the current results and future prospects of TFG, our subsidiary that provides health care and vision care consulting services, in view of the substantial reduction in the subsidiary's operating results in 1997. Though TFG's operating results improved in 1998 when compared to 1997, operating losses similar to those incurred during the first half of 1998 continued during 1999. Since 1999, TFG's operations have reflected financial improvement. If TFG is unsuccessful in continuing to improve its financial performance, some or all of the carrying amount of goodwill recorded, $3.2 million at March 31, 2001, may be subject to an impairment adjustment.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe that our exposure to market risk for changes in interest and currency rates is not significant. Our investments are limited to highly liquid instruments generally with maturities of three months or less. At March 31, 2001, we had approximately $10.4 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         Certain legal proceedings against LaserSight are described in Item 3 (Legal Proceedings) of LaserSight's Form 10-K for the year ended December 31, 2000.

ITEM 2   CHANGES IN SECURITIES

         a) Not applicable.

         b) Not applicable.

         c) During the first quarter ended March 31, 2001, the Company sold the following unregistered securities:

            1) In January 2001, LaserSight issued 730,552 shares of Common Stock to Luis A. Ruiz, M.D. and Sergio Lenchig as consideration for an amendment to a license agreement. Reference is made to the Amended and Restated License and Royalty Agreement dated as of January 3, 2001 filed as an exhibit to Form 10-K for the year ended December 31, 2000, for more detailed information regarding this amendment.

            2) In March 2001, LaserSight issued 50,000 shares of Common Stock to The Lowenbaum Partnership, L.L.C. in exchange for legal services provided to LaserSight.

            3) In March 2001, LaserSight granted Heller Healthcare Finance, Inc. a three year warrant to purchase 243,750 shares of Common Stock as partial consideration for the extension of credit by Heller. The warrant is exercisable at any time before March 12, 2004 at a price of $3.15 per share and the investor received certain rights to have the shares registered by LaserSight at a later date.

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5   OTHER INFORMATION

         The date of the 2001 Annual Meeting of Stockholders of LaserSight will be held on July 12, 2001, a date that is more than 30 calendar days past the anniversary of LaserSight's 2000 Annual Meeting of Stockholders. If a stockholder intends to present a proposal at the 2001 Annual Meeting, the proposal must be received by LaserSight no later than May 25, 2001, and LaserSight will consider including stockholder proposals received by such date in LaserSight's proxy materials for the 2001 Annual Meeting of Stockholders.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits
                                INDEX TO EXHIBITS
Number
Exhibit                            Description
------                            ------------

  2.1    See Exhibits 10.1, 10.2, 10.6, 10.7, 10.15, 10.20, 10.23, 10.24, 10.27,
         10.28, 10.48 and 10.55.

  3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 1 of Form 8-A/A (Amendment No.5) filed by the Company on August 1, 2000*).

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

 10.55 Assignment Agreement dated as of February 27, 2001 among LaserSight Patents, Inc. and Alcon Laboratories, Inc.(filed as Exhibit 99.1 to the Company's Form 8-K filed on March 16, 2001*)**.

 10.56 Amended and Restated License and Royalty Agreement dated as of January 3, 2001 by and between LaserSight Technologies, Inc., Luis A. Ruiz, M.D. and Sergio Lenchig (filed as Exhibit 10.56 to the Company's Form 10-K filed on March 30, 2001*).

 10.57 Registration Rights Agreement dated January 3, 2001 among LaserSight Incorporated, Luis A. Ruiz, M.D. and Sergio Lenchig (filed as Exhibit
         10.57 to the Company's Form 10-K filed on March 30, 2001*).

 10.58 Loan and Security Agreement dated March 12, 2001 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc. (filed as Exhibit 10.58 to the Company's Form 10-K filed on March 30, 2001*).

 10.59 Warrant agreement dated March 12, 2001 among LaserSight Incorporated and Heller Healthcare Finance, Inc. (filed as Exhibit 10.59 to the Company's Form 10-K filed on March 30, 2001*).

 10.60 Registration Rights Agreement dated March 12, 2001 among LaserSight Incorporated and Heller Healthcare Finance, Inc.(filed as Exhibit 10.60 to the Company's Form 10-K filed on March 30, 2001*).

 11      Statement of Computation of Loss Per Share

 15 Copy of letter from independent accountants' regarding unaudited interim financial information

 99      Press release dated May 15, 2001

         b) Reports on Form 8-K

         On March 16, 2001, we filed a Current Report on Form 8-K describing our sale of a patent.

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


                                        LaserSight Incorporated




Dated: May 15, 2001                     By:  /s/ Michael R. Farris
                                             ----------------------------
                                             Michael R. Farris,
                                             Chief Executive Officer



Dated: May 15, 2001                     By:  /s/ Gregory L. Wilson
                                             ----------------------------
                                             Gregory L. Wilson,
                                             Chief Financial Officer