Form 10-Q
period 2001-06-30
LASERSIGHT INC /DE
filed 2001-08-14
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended June 30, 2001.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the Transition period from ---------------------------- to ----------------------------------.

Commission File Number:  0-19671

                             LASERSIGHT INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                         65-0273162
--------------------------                                ----------
(State of Incorporation)                       (IRS Employer Identification No.)



          3300 University Blvd., Suite 140, Winter Park, Florida      32792
          -----------------------------------------------------------------
          (Address of principal executive offices)               (Zip Code)

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


Yes   X            No
    -----

         The Number of shares of the registrant's Common Stock outstanding as of August 13, 2001 is 26,437,895.

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

                                      INDEX

PART I.   FINANCIAL INFORMATION

          Item 1.  Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000

                   Condensed Consolidated Statements of Operations for the Three Month Periods and Six Month Periods Ended June 30, 2001 and 2000

                   Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2001 and 2000

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

          Item 3.  Defaults Upon Senior Securities

          Item 4.  Submission of  Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1 -          FINANCIAL STATEMENTS

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               June 30,          December 31,
                                     ASSETS                      2001                2000
                                                             ------------       ------------
Current assets:                                                (Unaudited)
  Cash and cash equivalents                                  $  4,773,508          8,593,858
  Accounts receivable - trade, net                              9,269,022          9,546,368
  Notes receivable - current portion, net                       3,994,616          4,065,958
  Inventories                                                  12,415,300         12,123,877
  Deferred tax assets                                              55,522             55,522
  Other current assets                                            746,129            272,745
                                                             ------------       ------------
                               Total Current Assets            31,254,097         34,658,328

Notes receivable, less current portion, net                     2,201,730          2,833,393
Property and equipment, net                                     2,092,968          2,398,292
Patents, net                                                    4,633,701          7,204,981
Goodwill, net                                                   3,108,459          3,232,425
Other assets, net                                               1,696,268          1,549,033
                                                             ------------       ------------
                                                             $ 44,987,223         51,876,452
                                                             ============       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                           $  3,837,007          3,870,791
  Accrued expenses                                              5,731,637          7,030,657
  Accrued commissions                                           1,933,310          1,926,996
  Deferred revenue                                              1,556,462          1,149,415
                                                             ------------       ------------
                          Total Current Liabilities            13,059,016         13,977,859

Accrued expenses, less current portion                            370,647            398,767
Deferred royalty revenue, less current portion                    964,000                 --
Deferred income taxes                                              55,522             55,522
Long-term obligations                                             114,530            109,730
Note payable, net of unamortized discount of  $104,172
  at June 30, 2001                                              2,895,828                 --
Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, authorized 10,000,000 shares;
  par value $.001 per share
    Series C - zero and 2,000,000 issued and outstanding at
      June 30, 2001 and December 31, 2000, respectively                --              2,000
Common stock - par value $.001 per share; authorized
  100,000,000 shares; 25,708,311 and 22,920,278 shares
  issued at June 30, 2001 and December 31, 2000, respectively      25,708             22,920
Additional paid-in capital                                     99,939,609         98,594,665
Stock subscription receivable                                  (1,140,000)        (1,140,000)
Accumulated deficit                                           (70,754,990)       (59,602,364)
Less treasury stock, at cost; 145,200 common shares at
  June 30, 2001 and December 31, 2000                            (542,647)          (542,647)
                                                             ------------       ------------
                                                               27,527,680         37,334,574
                                                             ------------       ------------
                                                             $ 44,987,223         51,876,452
                                                             ============       ============

   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended                   Six Months Ended
                                                        June 30,                             June 30,
                                            --------------------------------------------------------------------
                                                 2001             2000               2001              2000
                                            --------------   --------------     --------------    --------------
Revenues:
    Products                                $    3,103,526       10,653,445          7,101,573        18,485,923
    Royalties                                       98,000          589,502            248,000         1,258,681
    Services                                       265,350          218,100            511,207           411,445
                                            --------------   --------------     --------------    --------------
                                                 3,466,876       11,461,047          7,860,780        20,156,049

Cost of revenue:
    Product cost                                 1,551,632        4,152,907          3,476,189         7,561,431
    Cost of services                               116,754          118,844            224,931           203,916
                                            --------------   --------------     --------------    --------------

Gross profit                                     1,798,490        7,189,296          4,159,660        12,390,702

Research, development and regulatory
  expenses                                         943,857        1,309,514          1,875,161         2,250,230

Other general and administrative expenses        7,285,314        5,553,094         13,913,208        10,581,129
Selling related expenses                         1,498,638        1,988,049          2,659,717         3,606,126
Amortization of intangibles                        177,042          682,697            396,942         1,318,162
                                            --------------   --------------     --------------    --------------
                                                 8,960,994        8,223,840         16,969,867        15,505,417
                                            --------------   --------------     --------------    --------------

Loss from operations                            (8,106,361)      (2,344,058)       (14,685,368)       (5,364,945)

Other income and expenses
  Interest and dividend income                     181,999          237,951            376,382           502,286
  Interest expense                                (164,711)          (8,754)          (203,187)          (11,154)
  Gain on sale of patent                                --               --          3,950,836                --
  Litigation settlement                           (591,289)              --           (591,289)               --
                                            --------------   --------------     --------------    --------------

Net loss before income taxes                    (8,680,362)      (2,114,861)       (11,152,626)       (4,873,813)

Income tax expense                                      --               --                 --                --
                                            --------------   --------------     --------------    --------------

Net loss                                    $   (8,680,362)      (2,114,861)       (11,152,626)       (4,873,813)
                                            ==============   ==============     ==============    ==============

Loss per common share
  Basic and diluted:                        $        (0.36)           (0.10)             (0.47)            (0.25)
                                            ==============   ==============     ==============    ==============

Weighted average number of shares
  outstanding
  Basic and diluted:                            24,135,000       20,340,000        23,826,000         19,787,000
                                            ==============   ==============     =============     ==============


   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                  2001                2000
                                                             -------------      ---------------
Cash flow from operating activities
  Net loss                                                   $ (11,152,626)         (4,873,813)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization                                  1,142,898           1,812,697
  Gain on sale of patent                                        (3,950,836)                 --
  Common stock issued for services                                  60,469                  --
  Options issued in relation to consulting agreement                33,715                  --
  Changes in assets and liabilities:
    Accounts and notes receivable                                  980,351          (7,279,870)
    Inventories                                                   (291,423)         (1,220,098)
    Accounts payable                                               (33,184)            787,663
    Accrued expenses                                              (803,022)          1,887,457
    Deferred revenue                                             1,371,047             287,095
    Other                                                           34,428            (842,934)
                                                             -------------      --------------

Net cash used in operating activities                          (12,608,183)         (9,441,803)

Cash flows from investing activities
  Purchases of property and equipment, net                        (364,298)           (796,044)
  Proceeds from sale of patent, net                              6,365,000                  --
  Acquisition of intangible assets                                      --          (4,513,665)
                                                             -------------      --------------

Net cash provided by (used in) investing activities              6,000,702          (5,309,709)

Cash flows from financing activities
  Proceeds from common stock financing, net                             --          13,202,452
  Proceeds from exercise of stock options and ESPP                  10,333              43,438
  Proceeds from debt financing, net                              2,776,798                  --
                                                             -------------      --------------

Net cash provided by financing activities                        2,787,131          13,245,890
                                                             -------------      --------------

Decrease in cash and cash equivalents                           (3,820,350)         (1,505,622)

Cash and cash equivalents, beginning of period                   8,593,858          11,247,801
                                                             -------------      --------------

Cash and cash equivalents, end of period                     $   4,773,508           9,742,179
                                                             =============      ==============



   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 Six Month Periods Ended June 30, 2001 and 2000


NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (LaserSight) as of June 30, 2001, and for the three and six month periods ended June 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. The results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year. The report of KPMG LLP, independent auditors, commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of
         Part I.

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

NOTE 3   INVENTORIES

         Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates costs determined on the first-in first-out basis. The components of inventories at June 30, 2001 and December 31, 2000 are summarized as follows:

                                            June 30, 2001     December 31, 2000
                                            -------------     -----------------

         Raw materials                       $  7,622,675          6,704,447
         Work-in-process                          103,312            121,474
         Finished goods                         3,978,231          4,482,276
         Test equipment - clinical trials         711,082            815,680
                                             ------------      -------------
                                             $ 12,415,300         12,123,877
                                             ============      =============

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

         Operating profit is total revenue less operating expenses. In determining operating profit for operating segments, the following items have not been considered: general corporate expenses; expenses attributable to LaserSight Centers Incorporated a developmental stage company in 2000 and non-operating income. Identifiable assets by operating segment are those that are used by or applicable to each operating segment. General corporate assets consist primarily of cash and cash equivalents and income tax accounts.

         The table below summarizes information about reported segments as of and for the three months ended June 30:

                                                                                        Depreciation
                                        Operating        Operating                          and            Capital
                                        Revenues       Profit (Loss)       Assets       Amortization    Expenditures
                                        --------       -------------       ------       ------------    ------------
     2001
     Operating  segments:
         Refractive products          $  3,103,526      (7,707,190)      36,593,755         432,357          234,514
         Patent services                    98,000          98,000               --              --               --
         Health care services              265,350         (59,148)       3,329,282          70,981           52,000
         General corporate                      --        (438,023)       5,064,186           2,710               --
                                      ------------    ------------     ------------     -----------     ------------
     Consolidated total               $  3,466,876      (8,106,361)      44,987,223         506,048          286,514
                                      ============    ============     ============     ===========     ============

     2000
     Operating  segments:
         Refractive products          $ 10,653,445      (2,046,698)      41,580,197         663,632          564,601
         Patent services                   589,502         460,172        3,342,326         129,330               --
         Health care services              218,100         (86,491)       3,516,826          71,679               --
         General corporate                      --        (601,853)       9,869,146           1,306               --
         Developmental stage
         company - LaserSight
         Centers                                --         (69,188)       2,409,530          69,174               --
                                      ------------    ------------     ------------     -----------     ------------
     Consolidated total               $ 11,461,047      (2,344,058)      60,718,025         935,121          564,601
                                      ============    ============     ============     ===========     ============

     Amortization of deferred financing costs and discount on note payable of $63,612 for the three months ended June 30, 2001, is included as interest expense.

         The table below summarizes information about reported segments as of and for the six months ended June 30:

                                                                                        Depreciation
                                        Operating        Operating                           and           Capital
                                        Revenues       Profit (Loss)       Assets       Amortization    Expenditures
                                        --------       -------------       ------       ------------    ------------
     2001
     Operating  segments:
         Refractive products          $  7,101,573     (13,881,271)      36,593,755         921,898          308,682
         Patent services                   248,000         248,000               --              --               --
         Health care services              511,207        (146,064)       3,329,282         139,248           55,616
         General corporate                      --        (906,033)       5,064,186           5,418               --
                                      ------------    ------------     ------------     -----------     ------------
     Consolidated total               $  7,860,780     (14,685,368)      44,987,223       1,066,564          364,298
                                      ============    ============     ============     ===========     ============

     2000
     Operating  segments:
         Refractive products          $ 18,485,923      (4,921,855)      41,580,197       1,267,167          792,301
         Patent services                 1,258,681       1,000,021        3,342,326         258,660               --
         Health care services              411,445        (193,247)       3,516,826         143,358            3,743
         General corporate                      --      (1,111,502)       9,869,146           5,164               --
         Developmental stage
         company - LaserSight
         Centers                                --        (138,362)       2,406,530         138,348               --
                                      ------------    ------------     ------------     -----------     ------------
     Consolidated total               $ 20,156,049      (5,364,945)      60,718,025       1,812,697          796,044
                                      ============    ============     ============     ===========     ============

     Amortization of deferred financing costs and discount on note payable of $76,334 for the six months ended June 30, 2001, is included as interest expense.

NOTE 5   SALE OF INTELLECTUAL PROPERTY

         Sale of Patent
         --------------

         On March 1, 2001, the Company completed the sale of U.S. Patent
         No. 4,784,135 (Blum Patent) for a cash payment of $6.5 million offset by expenses of $135,000. The Company retained a non-exclusive royalty free license and the rights associated with a third party's license under the Blum Patent. Net of costs associated with the sale, the Company recognized a gain on the sale of the patent of approximately $4.0 million.

NOTE 6   LICENSE AGREEMENT

         Effective January 3, 2001, the Company entered into an amended and restated license and royalty agreement related to the Company's keratome products. This agreement replaced an agreement originally entered into in September 1997 and amended in January 2000. Under the terms of the amended and restated license, 730,552 shares of Common Stock were issued, valued at approximately $1.1 million, in partial payment for royalties during the term of the license. The term of the original agreement was extended for three years until July 31, 2005. In addition, minimum royalty payments totaling approximately $6.2 million will be due in quarterly installments through the term of the amendment. As of June 30, 2001, remaining minimum royalty payments totaled $5.6 million. The royalty rate was reduced from 50% to 10% of gross profits in the amended and restated license.

NOTE 7   LOAN AGREEMENT

         On March 12, 2001, the Company entered into a loan agreement with Heller Healthcare Finance, Inc. (Heller) for a $3.0 million term loan at an annual interest rate of prime plus 2.5% (11% at inception date) and a revolving loan in an amount of up to 85% of eligible receivables related to U.S. sales, but not more than $10.0 million, at an annual interest rate of prime plus 1.25% (9.75% at inception date). At
         June 30, 2001, receivables on U.S. sales totaled approximately $4.4 million. There have been no borrowings under the revolving loan to date. The term loan and the revolving loan mature on March 12, 2003. In connection with the loans, the Company paid an origination fee of $130,000 and issued warrants to purchase 243,750 shares of Common Stock. At the termination of the loan, an additional fee of $148,125 will be payable to Heller. The warrants are exercisable at any time from March 12, 2001 through March 12, 2004 at an exercise price per share of $3.15. Borrowings under the loan agreement are secured by substantially all of the Company's assets. The loan agreement requires the Company to meet certain covenants, including the maintenance of a minimum level of net worth.

NOTE 8   SUBSEQUENT EVENT

         Private Placement
         -----------------

         On July 6, 2001, the Company closed a transaction for the sale of 1,276,596 shares of Series F convertible participating preferred stock, convertible into Common Stock on a share for share basis, to a total of two investors in exchange for the Company receiving $3.0 million in cash. In addition, the investors received a total of 838,905 shares of Common Stock under price protection provisions of the Company's September 2000 private placement.

         An additional amount up to $4.0 million may be raised before the end of 2001 if, on or prior to October 1, 2001, the Company receives written notice from the FDA that the LaserScan LSX has been approved or is approvable to treat myopic astigmatism. In that case, if the three-day volume weighted average price of the Company's common stock exceeds $2.75, the Company may elect, during the 10-day period following the FDA approval, to sell 800,000 shares of our series G convertible participating preferred stock to the same investors. The per share purchase price for such series G preferred stock will be $2.50 (resulting in a $2.0 million investment in series G preferred stock). If the Company receives the FDA approval but does not elect to sell the series G preferred stock as described above, the investors, for a period of 30 days following the expiration of the Company's election period, may elect to purchase shares of series G preferred stock at a per share purchase price of 85% of the ten-day volume weighted average price, limited to an aggregate purchase price of $4.0 million.

                       Independent Auditors' Review Report

The Board of Directors
LaserSight Incorporated:

We have reviewed the condensed consolidated balance sheet of LaserSight Incorporated and subsidiaries as of June 30, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

St. Louis, Missouri
July 27, 2001

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

New Accounting Pronouncements

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 requires that goodwill no longer be amortized regularly as a charge to earnings. As a result, the amortization of goodwill is eliminated upon adoption of SFAS No. 142, which will be January 1, 2002. In addition, SFAS No. 142 requires an initial (and annually thereafter) test of the goodwill's impairment.

         Management does not expect SFAS No. 141 to have a material effect on the consolidated financial statements. Management does expect SFAS No. 142 to result in the elimination of amortization of goodwill from previous acquisitions in the amount of approximately $240,000 in 2002. Management will test for impairment of goodwill from previous acquisitions at least annually.

Results of Operations

         The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                                                           Percent Increase (Decrease)
                                          As a Percentage of Net Revenues                      Over Prior Periods
                                          -------------------------------                      ------------------
                                       Three Months             Six Months            Three Months         Six Months
                                          Ended                    Ended                Ended                Ended
                                         June 30,                 June 30,             June 30,            June 30,
                                     2001        2000          2001      2000       2001 vs. 2000        2001 vs. 2000
                                     ----        ----          ----      ----       -------------        -------------

Statement of Operations Data:
Net Revenues:
   Refractive products..........     89.5%       93.0%         90.3%     91.7%           (70.9)             (61.6)
   Patent service...............      2.8         5.1           3.2       6.2            (83.4)             (80.3)
   Healthcare services..........      7.7         1.9           6.5       2.1             21.7               24.2
                                    -----       -----         -----     -----
       Net Revenues.............    100.0       100.0         100.0     100.0            (69.8)             (61.0)
Cost of Revenue.................     48.1        37.3          47.1      38.5            (60.9)             (52.3)
                                    -----       -----         -----     -----
Gross Profit (1)................     51.9        62.7          52.9      61.5            (75.0)             (66.4)
Research, development and
   regulatory expenses (2)......     27.2        11.4          23.9      11.2            (27.9)             (16.7)
Other general and administrative
   expenses.....................    210.2        48.5         177.0      52.5             31.2               31.5
Selling-related expenses (3)....     43.2        17.3          33.8      17.9            (24.6)             (26.2)
Amortization of intangibles.....      5.1         6.0           5.0       6.5            (74.1)             (69.9)
                                    -----       -----         -----     -----
Loss from operations............   (233.8)      (20.5)       (186.8)    (26.6)           245.8              173.7

---------------
(1) As a percentage of net revenues, the gross profit for refractive products only for the three months ended June 30, 2001 and 2000, and the six months ended June 30, 2001 and 2000, was 50%, 61%, 51% and 59%, respectively.

(2) As a percentage of refractive product net sales, research, development and regulatory expenses for each of the three months ended June 30, 2001 and 2000, and the six months ended June 30, 2001 and 2000, were 30%, 12%, 26% and 12%, respectively.

(3) As a percentage of refractive product net sales, selling-related expenses for the three months ended June 30, 2001 and 2000, and the six months ended June 30, 2001 and 2000, were 48%, 19%, 37% and 20%, respectively.

THREE MONTHS ENDED JUNE 30, 2001, COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

         Revenues. Net revenues for the three months ended June 30, 2001 decreased by $8.0 million, or 70%, to $3.5 million from $11.5 million for the comparable period in 2000.

         During the three months ended June 30, 2001, refractive products revenues decreased $7.5 million, or 71%, to $3.1 million from $10.6 million for the comparable period in 2001. This revenue decrease was primarily the result of decreased sales of the LaserScan LSX excimer laser system. During the three months ended June 30, 2001, excimer laser system sales accounted for approximately $2.8 million in revenues compared to $9.9 million in revenues over the same period in 2000. During the three months ended June 30, 2001, 10 laser systems were sold compared to 30 laser systems sold during the comparable period in 2000. The reduction in laser sales is primarily attributable to the delayed FDA approval of our laser in the U.S. for the treatment of astigmatism.

         Net revenues from patent services for the three months ended June 30, 2001 decreased approximately $0.5 million, or 83%, to $0.1 million from $0.6 million for the comparable period in 2000. This revenue decrease was due to the March 2001 sale of most rights associated with the patent responsible for generating patent service revenue.

         Net revenues from health care services for the three months ended June 30, 2001 increased approximately $47,000 from the comparable period in 2000.

         Cost of Revenues; Gross Profit. For the three months ended June 30, 2001 and 2000, gross profit margins were 52% and 63%, respectively. The gross margin decrease during the three months ended June 30, 2001 was primarily attributable to decreased sales of the LaserScan LSX excimer laser system. The decreased sales resulted in lower raw material costs relating to the LaserScan LSX excimer laser system of $2.0 million, partially offset by a decrease in our inventory obsolescence reserve of $0.2 million from the comparable period in 2000.

         Research, Development and Regulatory Expenses. Research, development and regulatory expenses for the three months ended June 30, 2001, decreased $0.4 million, or 28%, to $0.9 million from $1.3 million for the comparable period in 2000. We continued to develop our keratome systems and excimer laser systems and continued to pursue protocols in our effort to attain and expand our FDA approvals for our refractive products. As a result of the anticipated completion of some of these efforts in the near future along with the continuation of the development of our AstraMax diagnostic workstation, we expect research and development expenses during the remainder of 2001 to decline from the levels incurred during the first half of 2001. Regulatory expenses are expected to remain constant as a result of our continued pursuit of various FDA approvals, including pre-market approval supplements, and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA.

         Other General and Administrative Expenses. Other general and administrative expenses for the three months ended June 30, 2001 increased $1.7 million, or 31%, to $7.3 million from $5.6 million for the comparable period in 2000. This increase was due to an increase in expenses incurred at our refractive products subsidiary of approximately $1.9 million related to enhancements to the customer support and training, sales and marketing and software development departments of $0.9 million, and $1.1 million of legal fees related to patent issues and litigation. The patent litigation, which accounted for a significant portion of those legal fees, was settled in May 2001, and we expect to experience a decrease in our legal expenses during the remainder of 2001.

         Selling-Related Expenses. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the three months ended June 30, 2001 decreased $0.5 million, or 25%, to $1.5 million from $2.0 million during the comparable period in 2000. This decrease was primarily attributable to a $0.3 million decrease in sales commissions resulting from lower sales and a decrease of $0.5 million of warranty expense primarily related to decreased laser system sales. Selling-related expenses increased as a percentage of revenue during the three months ended June 30, 2001 over the comparable period in 2000. This increase primarily resulted from additional license fee expense for our keratome products of $0.3 million due to minimum royalties under our January 2001 amended and restated license agreement, regardless of keratome sales, and a higher proportion in 2001 of international laser sales, which include a royalty, to total sales.

         Amortization of Intangibles. During the three months ended June 30, 2001, amortization of intangible assets decreased $0.5 million, or 74%, to $0.2 million from $0.7 million for the comparable period in 2000. This decrease was due to the impairment loss incurred on certain intangible assets at December 31, 2000 of approximately $4.1 million, reducing future amortization expenses, and the sale of the Blum Patent in March 2001 that had an unamortized book value of approximately $2.4 million. Our intangible assets include acquired technologies, patents, license agreements and goodwill.

         Loss From Operations. The operating loss for the three months ended June 30, 2001 was $8.1 million compared to the operating loss of $2.3 million for the same period in 2000. This increase in the loss from operations was primarily due to the decrease in sales of our LaserScan LSX excimer laser system and an increase in other general and administrative expenses related to our refractive products operations.

         Other Income and Expenses. Interest and dividend income for the three months ended June 30, 2001 was $0.2 million, a decrease of $0.1 million over the comparable period in 2000. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense of approximately $0.2 million for the three months ended June 30, 2001 was primarily attributable to the loan and credit facility we established in March 2001. Other expenses for the three months ended June 30, 2001 included approximately $0.6 million in payments related to the settlement of patent litigation.

         Income Taxes. For the three months ended June 30, 2001 and 2000, LaserSight had no income tax expense.

         Net Loss. Net loss for the three months ended June 30, 2001, was $8.7 million compared to a net loss of $2.1 million for the comparable period in 2000. The increased net loss for the three months ended June 30, 2001 can be attributed to the decrease in sales of our LaserScan LSX excimer laser system and an increase in other general and administrative expenses related to our refractive products operations.

         Loss Per Share. The loss per basic and diluted share was $0.36 for the three months ended June 30, 2001 and $0.10 for the comparable period in 2000. During the three months ended June 30, 2001, the weighted average shares of common stock outstanding increased primarily due to the conversion of preferred stock during 2000 and 2001, the September 2000 private placement of common stock and the issuance of shares in connection with the amended and restated license and royalty agreement related to our keratome products.

SIX MONTHS ENDED JUNE 30, 2001, COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

         Revenues. Net revenues for the six months ended June 30, 2001 decreased by $12.3 million, or 61%, to $7.9 million from $20.2 million for the comparable period in 2000.

         During the six months ended June 30, 2001, refractive products revenues decreased $11.4 million, or 62%, to $7.1 million from $18.5 million for the comparable period in 2000. This revenue decrease was primarily the result of decreased sales of the LaserScan LSX excimer laser system. During the six months ended June 30, 2001, excimer laser system sales accounted for approximately $6.4 million in revenues compared to $16.0 million in revenues over the same period in 2000. During the six months ended June 30, 2001, 23 laser systems were sold compared to 49 laser systems sold during the comparable period in 2000. The reduction in laser sales is primarily attributable to the delayed FDA approval of our laser in the U.S. for the treatment of astigmatism.

         Net revenues from patent services for the six months ended June 30, 2001 decreased approximately $1.0 million, or 80%, to $0.3 million from $1.3 million for the comparable period in 2000, due to the March 2001 sale of most rights associated with the patent responsible for generating patent service revenue.

         Net revenues from health care services for the six months ended June 30, 2001 increased approximately $100,000 from the comparable period in 2000.

         Cost of Revenues; Gross Profit. For the six months ended June 30, 2001 and 2000, gross profit margins were 53% and 61%, respectively. The gross margin decrease during the six months ended June 30, 2001 was primarily attributable to decreased sales of the LaserScan LSX excimer laser system. The decreased sales resulted in lower raw material costs relating to the LaserScan LSX excimer laser system of $3.0 million, partially offset by a decrease in our inventory obsolescence reserve of $0.4 million from the comparable period in 2000.

         Research, Development and Regulatory Expenses. Research, development and regulatory expenses for the six months ended June 30, 2001 decreased $0.4 million, or 17%, to $1.9 million from $2.3 million for the comparable period in 2000. We continued to develop our keratome systems and excimer laser systems and continued to pursue protocols in our effort to attain and expand our FDA approvals for our refractive products. As a result of the anticipated completion of some of these efforts in the near future along with the continuation of the development of our AstraMax diagnostic workstation, we expect research and development expenses during the remainder of 2001 to decline from the levels incurred during the first half of 2001. Regulatory expenses are expected to remain constant as a result of our continued pursuit of various FDA approvals, including pre-market approval supplements, and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA.

         Other General and Administrative Expenses. Other general and administrative expenses for the six months ended June 30, 2001 increased $3.3 million, or 31%, to $13.9 million from $10.6 million for the comparable period in 2000. This increase was due to an increase in expenses incurred at our refractive products subsidiary of approximately $3.5 million related to enhancements to the customer support and training, sales and marketing and software development departments of $1.3 million, higher depreciation costs of $0.1 million and $2.0 million of legal fees related to patent issues and litigation. The patent litigation, which accounted for a significant portion of those legal fees, was settled in May 2001, and we expect to experience a decrease in our legal expenses during the remainder of 2001.

         Selling-Related Expenses. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the six months ended June 30, 2001 decreased $0.9 million, or 26%, to $2.7 million from $3.6 million during the comparable period in 2000. This decrease was primarily attributable to a $0.6 million decrease in sales commissions resulting from lower sales and a decrease of $0.6 million of warranty expense primarily related to decreased laser system sales. Selling-related expenses increased as a percentage of revenue during the three months ended June 30, 2001 over the comparable period in 2000. This increase primarily resulted from additional license fee expense for our keratome products of $0.4 million due to minimum royalties under our January 2001 amended and restated license agreement, regardless of keratome sales, and a higher proportion in 2001 of international laser sales, which include a royalty, to total sales.

         Amortization of Intangibles. During the six months ended June 30, 2001, costs relating to the amortization of intangible assets decreased $0.9 million, or 70%, to $0.4 million from $1.3 million for the comparable period in 2000. This decrease was due to the impairment loss incurred on certain intangible assets at December 31, 2000 of approximately $4.1 million, reducing future amortization expenses, and the sale of the Blum Patent in March 2001 that had an unamortized book value of approximately $2.4 million. Our intangible assets include acquired technologies, patents, license agreements and goodwill.

         Loss From Operations. The operating loss for the six months ended June 30, 2001 was $14.7 million compared to the operating loss of $5.4 million for the same period in 2000. This increase in the loss from operations was primarily due to the decrease in sales of our LaserScan LSX excimer laser system and an increase in other general and administrative expenses related to our refractive products operations.

         Other Income and Expenses. Interest and dividend income for the six months ended June 30, 2001 was $0.4 million, a decrease of $0.1 million over the comparable period in 2000. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense of approximately $0.2 million for the six months ended June 30, 2001 was primarily attributable to the loan and credit facility we established in March 2001. Other income included a net gain, after expenses associated with the sale, of $4.0 million from the sale of the Blum Patent in March 2001. The patent was sold for $6.5 million and, prior to the sale, had a book value of approximately $2.4 million. Other expenses for the six months ended June 30, 2001 included approximately $0.6 million in payments related to the settlement of patent litigation.

         Income Taxes. For the six months ended June 30, 2001 and 2000, LaserSight had no income tax expense.

         Net Loss. Net loss for the six months ended June 30, 2001, was $11.2 million compared to a net loss of $4.9 million for the comparable period in 2000. The increased net loss for the six months ended June 30, 2001 can be attributed to the decrease in sales of our LaserScan LSX excimer laser system and an increase in other general and administrative expenses related to our refractive products operations, partially offset by the gain generated by the sale of the Blum Patent.

         Loss Per Share. The loss per basic and diluted share was $0.47 for the six months ended June 30, 2001 and $0.25 for the comparable period in 2000. During the six months ended June 30, 2001, the weighted average shares of common stock outstanding increased primarily due to the conversion of preferred stock during 2000 and 2001, the September 2000 private placement of common stock and the issuance of shares related to the amended and restated license and royalty agreement related to our keratome products.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal sources of funds have historically been from sales of preferred stock and common stock, sales of subsidiaries and patent rights and, to a lesser extent, our operating cash flows. We issued equity securities totaling approximately $14.8 million in 1997, $15.8 million in 1998, $8.9 million in 1999, $19.1 million in 2000 and $3.0 million through August 13, 2001, and received proceeds from the exercise of stock options, warrants and our Employee Stock Purchase Plan of approximately $98,000 in 1997, $0.5 million in 1998, $10.4 million in 1999, $85,000 in 2000 and $60,000 to date in 2001. In addition, we sold subsidiaries and various patent rights, resulting in proceeds to us of approximately $10.5 million in 1997, $12.7 million in 1998 and $6.5 million to date in 2001. We have principally used these capital resources to fund operating losses, working capital requirements, capital expenditures, acquisitions and retirement of debt. At June 30, 2001, we had an accumulated deficit of $70.8 million.

         On March 1, 2001, we completed the sale of U.S. Patent No. 4,784,135 (Blum Patent) for a cash payment of $6.4 million, net of related expenses. We retained a non-exclusive royalty free license under the patent, which relates to the use of ultraviolet light for the removal of organic tissue. Our net book value of the patent at the date of the sale was approximately $2.4 million.

         On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with Heller. We borrowed $3.0 million under the term loan at a rate per annum equal to two and one-half percent (2 1/2%) above the prime rate. Interest is payable monthly and the loan must be repaid on March 12, 2003. Under the credit facility, we have the option to borrow amounts at a rate per annum equal to one and one-quarter percent (1 1/4%) above the prime rate for short-term working capital needs or such other purposes as may be approved by Heller. Borrowings are limited to 85% of qualified accounts receivable related to U.S. sales. Borrowings under the loans are secured by substantially all of the Company's assets. The term loan and credit facility require us to meet certain covenants, including the maintenance of a minimum net worth. The terms of the loans extend to March 12, 2003. In addition to the costs and fees associated with the transaction, we issued to Heller a warrant to purchase 243,750 shares of common stock at an exercise price of $3.15 per share. The warrant expires on March 12, 2004. At August 13, 2001, we had no borrowings under the credit facility.

         Our working capital decreased $2.5 million from $20.7 million at December 31, 2000 to $18.2 million as of June 30, 2001. This decrease in working capital resulted primarily from cash used in operating activities of $12.6 million offset by cash generated from the sale of a patent and the proceeds of the term loan, for net proceeds of $9.0 million.

         Operating activities used net cash of $12.6 million during the six months ended, June 30, 2001, compared to $9.4 million of net cash used during the same period in 2000, and $15.7 million during the year ended December 31, 2000. We expect to incur a loss and a deficit in cash flow from operations for the third quarter of 2001. There can be no assurance that we can regain or sustain profitability or positive operating cash flow in any subsequent fiscal period. Net cash provided by investing activities of $6.0 million during the six months ended June 30, 2001, can be attributed primarily to the sale of the Blum patent. As of June 30, 2001, we had no significant commitments for capital expenditures. Net cash provided from financing activities during the six months ended June 30, 2001 of $2.8 million can be attributed to entering into the term loan agreement.

         On July 6, 2001, we completed a $3.0 million placement of series F convertible participating preferred stock. An additional amount up to $4.0 million may be raised before the end of the year if on or prior to October 1, 2001, we receive written notice from the FDA that our LaserScan LSX has been approved or is approvable to treat myopic astigmatism. In that case, if the three-day volume weighted average price of our common stock exceeds $2.75, we may elect, during the 10-day period following the FDA approval, to sell 800,000 shares of our series G convertible participating preferred stock to the same investors. The per share purchase price for the series G preferred stock will be $2.50 (resulting in a $2.0 million investment in series G preferred stock). If we receive the approval but do not elect to sell our series G preferred stock as described above, the investors, for a period of 30 days following the expiration of our election period, may elect to purchase shares of series G preferred stock at a per share purchase price of 85% of the ten-day volume weighted average price, limited to an aggregate purchase price of $4.0 million.

         We are exploring opportunities for additional equity financing through a private placement of our common stock. If we experience unanticipated delays in obtaining FDA approval for the treatment of astigmatism or the commercial release of our UltraShaper durable keratome or AstraMax diagnostic workstation, we will be required to seek additional debt or equity financing during the next 12 months. There can be no assurance that the assumptions underlying our business plan will be met or that additional financing will not be needed or that financing, if needed, would be available. Our belief regarding future working capital requirements is based on various factors and assumptions including: the successful reduction of a significant amount of expenses currently being implemented, the uncertain timing of astigmatism and other supplemental FDA approvals for our LaserScan LSX excimer laser system, which could continue to negatively impact our sales during 2001, potential growth in laser sales after receipt of further FDA approvals, increases in accounts receivable and inventory purchases when sales increase, the potential for borrowing under our revolving credit facility, the uncertain impact of the market introduction of our UltraShaper(TM) durable keratomes, commercial acceptance of our UltraEdge(TM) keratome blades and UniShaper(TM) single-use keratomes, which we believe is partially dependent upon the successful introduction of the UltraShaper, the anticipated timely collection of receivables, and the absence of unanticipated product development and marketing costs. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance" and "--We cannot assure you that our LaserScan LSX laser system will achieve market acceptance in the U.S., and our business model for selling our laser system in the U.S. is new and unproven." These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. Similarly, our long-term liquidity will be dependent on the successful entrance into the U.S. market of our laser systems, the successful entrance into U.S. and international markets of our diagnostic workstation and keratome products, and our ability to collect our receivables on a timely basis. We may seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. Other than the $10.0 million credit facility completed in March 2001 with Heller and the possible series G preferred stock issuance described above, we currently do not have any commitments for additional financing. See "Risk Factors and Uncertainties--Financial and Liquidity Risks--We could require additional financing, which might not be available if we need it."

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

         The required level of per procedure fees payable to us by refractive surgeons upon receipt of anticipated FDA approval for treatment of myopia with astigmatism may not be accepted by the marketplace or may exceed those charged by our competitors. While we believe that gaining access to our scanning microspot laser technology justifies the required per procedure fee levels, we cannot assure you that this business model will be accepted by a large number of refractive surgeons. If our competitors reduce or do not charge per procedure fees to users of their systems, we could be forced to reduce or eliminate the fees charged under this business model, which could significantly reduce our revenues. For example, Nidek Co., Ltd., one of our competitors, has publicly stated that it will not charge per procedure fees to users of its laser systems in the U.S. and internationally. See also "--Company and Business Risks--Required per procedure fees payable to Visx under our license agreement may exceed per procedure fees collected by us."

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

         WE CANNOT ASSURE YOU THAT OUR KERATOME PRODUCTS WILL ACHIEVE MARKET ACCEPTANCE.

         Keratomes are surgical devices used to create a corneal flap immediately prior to LASIK laser vision correction procedures. We began to roll out our MicroShape(TM) family of keratome products with the commercial launch of our UltraEdge keratome blades in July 1999 and of our UniShaper single-use keratomes and control consoles in December 1999. In August 2001, we expect to authorize the commercial release of our UltraShaper durable keratomes after a thorough process of engineering refinement and validity testing. Our UniShaper single-use keratome was the first disposable keratome product to be commercially marketed, and we cannot assure you that refractive surgeons, including in particular refractive surgeons who perform a large volume of LASIK procedures, will accept our UniShaper product as either a replacement for or a supplement to the durable keratomes traditionally used to create corneal flaps. In our recent experience, many surgeons are reluctant to use a disposable keratome product as their primary keratome. Also, market acceptance of the UniShaper may be hindered by surgeons needing to alter their surgical technique in order to achieve the desired clinical results. Our UltraShaper durable keratome incorporates the features found in the Automated Corneal Shaper (ACS) keratome previously marketed by Bausch & Lomb, Inc. with new enhancements and features. However,

Bausch & Lomb has not aggressively marketed or serviced the ACS since 1997 when we licensed the rights to commercially market keratomes based on the same technology, and has successfully transitioned a large number of refractive surgeons from the ACS to its Hansatome durable keratome product. We believe that many refractive surgeons learned to perform the LASIK procedure using the ACS and prefer the surgical technique required by the ACS, which is also used to operate our UltraShaper durable keratome, to the surgical technique required to operate the Hansatome keratome product. However, we cannot assure you that we will be successful in commercially introducing or achieving broad market acceptance of our UltraShaper durable keratome or our other keratome products.

         We have previously indicated that the successful implementation of our keratome product sales strategy is in part dependent upon our marketing and distribution alliance with Becton Dickinson. Due to the delay in the commercial launch of our UltraShaper durable keratome we initiated discussions with Becton Dickinson in order to modify our manufacturing and marketing agreements. While these discussions were ongoing we received notices from Becton Dickinson claiming that they have the right to end our marketing arrangement in six months and that they are not bound by the terms of our manufacturing agreement. Following our receipt of these notices, Becton Dickinson indicated a willingness to discuss modified terms for a marketing and manufacturing relationship. While we do not agree that Becton Dickinson has the right to unilaterally end our current agreements, we intend to discuss mutually beneficial modified agreements. If we cannot successfully market and sell our keratome products or if we are unable to successfully modify or replace our marketing and distribution alliance with Becton Dickinson, we may not be able to execute our business plan, which would have a material adverse effect on our business, financial condition and results of operations. See also "--Company and Business Risks--Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products."

         THE VISION CORRECTION INDUSTRY CURRENTLY CONSISTS OF A FEW ESTABLISHED PROVIDERS WITH SIGNIFICANT MARKET SHARES AND WE MAY ENCOUNTER DIFFICULTIES COMPETING IN THIS HIGHLY COMPETITIVE ENVIRONMENT.

         The vision correction industry is subject to intense, increasing competition, and we do not know if we will be able to compete successfully against our current and future competitors. Many of our competitors have established products, distribution capabilities and customer service networks in the U.S. marketplace, are substantially larger and have greater brand recognition and greater financial and other resources than we do. Visx, the historical industry leader for excimer laser system sales in the U.S., sold laser systems that performed a significant majority of the laser vision correction procedures performed in the U.S. in 1999 and 2000. Similarly, Bausch & Lomb sold a significant majority of the keratomes used by refractive surgeons in the U.S. in 1999 and 2000. In 2000, Alcon acquired Summit Autonomous Inc. The merger resulted in a combined entity with enhanced market presence, technology base and distribution capabilities and provided Alcon with a narrow beam laser technology platform that will compete more directly with our precision beam scanning microspot LaserScan LSX excimer laser system. In addition, as a result of the acquisition, the combined entity will be able to sell narrow beam laser systems under a royalty-free license to certain Visx patents without incurring the expense and uncertainty associated with intellectual property litigation with Visx. We anticipate that Alcon will leverage the sale of its laser systems with its other ophthalmic products.

         MANY OF OUR COMPETITORS RECEIVED EARLIER REGULATORY APPROVALS THAN US AND MAY HAVE A COMPETITIVE ADVANTAGE OVER US DUE TO THE SUBSEQUENT EXPANSION OF THEIR REGULATORY APPROVALS AND THEIR SUBSTANTIAL EXPERIENCE IN THE U.S. MARKET.

         We received the FDA approval necessary for the commercial sale of our LaserScan LSX excimer laser system in the U.S. in November 1999 and commercial shipments to customers in the U.S. began in March 2000. Our direct competitors include large corporations such as Visx and Alcon, each of whom received FDA approval of excimer laser systems more than three years prior to our approval and has substantial experience manufacturing, marketing and servicing laser systems in the U.S. In addition to Visx and Alcon, Nidek and Bausch & Lomb have also received FDA approval for their laser systems.

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

         We have submitted a PMA supplement to the FDA for approval to utilize LASIK for the treatment of nearsightedness with astigmatism and have responded to FDA requests for additional patient data related to our submission. We anticipate FDA approval of this application during the third quarter of 2001, though we cannot ensure when the approval will be received. In addition, we have submitted PMA supplements to the FDA to permit our laser systems sold to customers in the U.S. to utilize LASIK to treat hyperopia, hyperopic astigmatism and mixed astigmatism. FDA approval of these applications is anticipated in the first half of 2002, though we cannot ensure when the approval will be received. Our ability to sell our laser systems in the U.S. may be severely impaired if the FDA does not give timely approval of our application for our LaserScan LSX to treat nearsightedness with astigmatism, our application to permit our laser systems sold to customers in the U.S. to include our latest eye tracking technology, or our application to permit our laser systems sold to customers in the U.S. to utilize LASIK to treat myopic astigmatism, hyperopic astigmatism and mixed astigmatism.

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

         We believe that whether we achieve profitability and growth will depend, in part, upon the continued acceptance of laser vision correction using the LASIK procedure in the U.S. and other countries. We cannot be certain that laser vision correction will continue to be accepted by either the refractive surgeons or the public at large as an alternative to existing methods of treating refractive vision disorders. The acceptance of laser vision correction and, specifically, the LASIK procedure may be adversely affected by:

         o possible concerns relating to safety and efficacy, including the predictability, stability and quality of results;
         o   the public's general resistance to surgery;
         o the effectiveness and lower cost of alternative methods of correcting refractive vision disorders;
         o   the lack of long-term follow-up data;
         o   the possibility of unknown side effects;
         o   the lack of third-party reimbursement for the procedures;
         o   the cost of the procedure; and
         o unfavorable publicity involving patient outcomes from the use of laser vision correction.

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

         As is typical in the case of new and rapidly evolving industries, the demand and market for recently introduced products and technologies is uncertain, and we cannot be certain that our LaserScan LSX laser system, UltraShaper durable keratome, UltraEdge keratome blades, UniShaper single-use keratome or future new products and enhancements will be accepted in the marketplace. In addition, announcements or the anticipation of announcements of new products, whether for sale in the near future or at some later date, may cause customers to defer purchasing our existing products.

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

         REQUIRED PER PROCEDURE FEES PAYABLE TO VISX UNDER OUR LICENSE AGREEMENT MAY EXCEED PER PROCEDURE FEES COLLECTED BY US.

         In addition to the risk that our refractive lasers will not be accepted in the marketplace, we are required to pay Visx a royalty for each procedure performed in the U.S. using our refractive lasers. The required per procedure fees we are required to pay to Visx may exceed the per procedure fees we are able to charge and/or collect from refractive surgeons.

         REQUIRED MINIMUM PAYMENTS UNDER OUR KERATOME LICENSE AGREEMENT MAY EXCEED OUR GROSS PROFITS FROM SALES OF OUR KERATOME PRODUCTS.

         We are required to make certain minimum payments to the licensor under our keratome license agreement that was amended and restated on January 4, 2001. This amendment replaced a January 18, 2000 amendment in its entirety. Under the terms of the amendment we issued 730,552 shares of common stock to the licensors, valued at approximately $1.1 million, in partial payment for royalties during the term of the license. The term of the license was extended three years until July 31, 2005. In addition, remaining minimum royalty payments totaling approximately $5.2 million as of August 13, 2001 will be due in quarterly installments through the term of the amendment. As a result of our obligations under this license arrangement, the minimum royalty payments we are required to make to the licensors may exceed our gross profits from sales of our UniShaper and UltraShaper keratome products. The amendment eliminated a restriction on us manufacturing, marketing and selling other keratomes, but the sale of other keratomes will be included in the gross profit to be shared with the licensors. The licensor's share of the gross profit, as defined in the agreement, decreased from 50% to 10%.

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

         OUR BUSINESS DEPENDS ON OUR INTELLECTUAL PROPERTY RIGHTS, AND IF WE ARE UNABLE TO PROTECT THEM, OUR COMPETITIVE POSITION MAY BE ADVERSELY AFFECTED.

         Our business plan is predicated on our proprietary systems and technology, including our precision beam scanning microspot technology laser systems. We protect our proprietary rights through a combination of patent, trademark, trade secret and copyright law, confidentiality agreements and technical measures. We generally enter into non-disclosure agreements with our employees and consultants and limit access to our trade secrets and technology. We cannot assure you that the steps we have taken will prevent misappropriation of our intellectual property. Misappropriation of our intellectual property would have a material adverse effect on our competitive position. In addition, we may have to engage in litigation or other legal proceedings in the future to enforce or protect our intellectual property rights or to defend against claims of invalidity. These legal proceedings may consume considerable resources, including management time and attention, which would be diverted from the operation of our business, and the outcome of any such legal proceeding is inherently uncertain.

         We are aware that certain competitors are developing products that may potentially infringe patents owned or licensed exclusively by us. In order to protect our rights in these patents, we may find it necessary to assert and pursue infringement claims against such third parties. We could incur substantial costs and diversion of management resources litigating such infringement claims and we cannot assure you that we will be successful in resolving such claims or that the resolution of any such dispute will be on terms that are favorable to us. See "--Patent infringement allegations may impair our ability to manufacture and market our products."

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

         Litigation involving patents is common in our industry. While we do not believe our laser systems or keratome products infringe any valid and enforceable patents that we do not own or have a license to, we cannot assure you that one or more of our other competitors or other persons will not assert that our products infringe their intellectual property, or that we will not in the future be deemed to infringe one or more patents owned by them or some other party. We could incur substantial costs and diversion of management resources defending any infringement claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to market one or more of our products. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products will be available on commercially reasonable terms, or at all.

         WE ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL
SALES.

         Our international sales accounted for 69% and 45% of our total revenues during the six months ended June 30, 2001 and year ended December 31, 2000, respectively. In the future, we expect that sales to international accounts will represent a lower percentage of our total sales as a result of our anticipated additional regulatory approvals to market our LaserScan LSX laser system in the U.S. and the expected commercial launch of our UltraShaper durable keratome in the third quarter of 2001. See "--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance."

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

         OUR SUPPLY OF CERTAIN CRITICAL COMPONENTS AND SYSTEMS MAY BE INTERRUPTED BECAUSE OF OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS.

         We currently purchase certain components used in the production, operation and maintenance of our laser systems and keratome products from a limited number of suppliers, and certain key components are provided by a single vendor. For example, all of our keratome blades are currently manufactured exclusively by Becton Dickinson and the majority of our UltraShaper components are manufactured exclusively by Owens Industries pursuant to our agreement with them. We do not have long-term contracts with providers of some key laser system components, including TUI Lasertechnik und Laserintegration GmbH, which currently is a single source supplier for the laser heads used in our LaserScan LSX excimer laser system. Currently, SensoMotoric Instruments GmbH, Teltow, Germany, is a single source supplier for the eye tracker boards used in the LaserScan LSX. Any interruption in the supply of critical laser or keratome components could have a material adverse effect on our business, financial condition and results of operations. If any of our key suppliers ceases providing us with products of acceptable quality and quantity at a competitive price and in a timely fashion, we would have to locate and contract with a substitute supplier and, in some cases, such substitute supplier would need to be qualified by the FDA. If substitute suppliers cannot be located and qualified in a timely manner or could not provide required products on commercially reasonable terms, it would have a material adverse effect on our business, financial condition and results of operations.

         UNLAWFUL TAMPERING OF OUR SYSTEM CONFIGURATIONS COULD RESULT IN REDUCED REVENUES AND ADDITIONAL EXPENSES.

         We include a procedure counting mechanism on LaserScan LSX lasers manufactured for sale and use in the U.S. Users of our LaserScan LSX excimer laser system could tamper with the software or hardware configuration of the system so as to alter or eliminate the procedure counting mechanism that facilitates the collection of per procedure fees. Unauthorized tampering with our procedure counting mechanism by users could result in us being required to pay per procedure fees to Visx that we were not able to collect from users. If we are unable to prevent such tampering, our license agreement with Visx could be terminated after all applicable notice and cure periods have expired.

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

         As we commercially launch our laser system and keratome products in the U.S., we will need to continue to implement and expand our operational, sales and marketing, financial and management resources and controls. While to date we have not experienced problems recruiting or retaining the personnel necessary to expand our business, we cannot assure you that we will not have such problems in the future. Our recent layoff may have a negative impact on our ability to attract and retain personnel. If we fail to attract and retain qualified individuals for necessary positions, and if we are unable to effectively manage growth in our domestic or international operations, it could have a material adverse effect on our business, financial condition and results of operations.

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

FINANCIAL AND LIQUIDITY RISKS

         WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND OPERATING CASH FLOW DEFICITS AND WE EXPECT THAT OPERATING CASH FLOW DEFICITS WILL CONTINUE THROUGH AT LEAST THE REMAINDER OF 2001.

         We experienced significant net losses and deficits in cash flow from operations for the years ended December 31, 2000 and 1999 and the six months ended June 30, 2001, as set forth in the following table. We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future.

                                           Year Ended December 31,                     Six Months Ended
                                           ----------------------                      ----------------
                                          1999                       2000                 June 30, 2001
                                          ----                       ----                 -------------
Net loss...................           $14.4 million             $21.4 million             $11.2 million
Deficit in cash flow from
   operations..............           $11.7 million             $15.7 million             $12.6 million


         As of June 30, 2001, we had an accumulated deficit of $70.8 million.

         IF OUR UNCOLLECTIBLE RECEIVABLES EXCEED OUR RESERVES WE WILL INCUR ADDITIONAL UNANTICIPATED EXPENSES, AND WE MAY EXPERIENCE DIFFICULTY COLLECTING RESTRUCTURED RECEIVABLES WITH EXTENDED PAYMENT TERMS.

         Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $5.0 million at June 30, 2001, will be sufficient to cover the amount of our actual write-offs over time. At June 30, 2001, our net trade accounts and notes receivable totaled approximately $15.5 million, and accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, totaled approximately $2.3 million. Actual write-offs that exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customers' ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers.

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

         At June 30, 2001, we had extended the original payment terms of laser customer accounts totaling approximately $1.3 million by periods ranging from 12 to 60 months. Such restructured receivables represent approximately 6.4% of our gross receivables as of that date. Our liquidity and operating cash flow would be adversely affected if additional extensions become necessary in the future. In addition, it would be more difficult to collect laser system receivables if the payment schedule extends beyond the expected or actual economic life of the system, which we estimate to be approximately five to seven years. To date, we do not believe any payment schedule extends beyond the economic life of the applicable laser system.

         WE COULD REQUIRE ADDITIONAL FINANCING, WHICH MIGHT NOT BE AVAILABLE IF WE NEED IT.

         During the six months ended June 30, 2001 and year ended December 31, 2000, we experienced deficits in cash flow from operations of $12.5 million and $15.7 million, respectively. In July 2001, we completed a $3.0 million placement of series F convertible participating preferred stock. An additional amount up to $4.0 million may be raised before the end of the year if, on or prior to October 1, 2001, we receive written notice from the FDA that our LaserScan LSX has been approved or is approvable to treat myopic astigmatism. In that case, if the three-day volume weighted average price of our common stock exceeds $2.75, we may elect, during the 10-day period following the FDA approval, to sell 800,000 shares of our series G convertible participating preferred stock to the same investors. The per share purchase price for the series G preferred stock will be $2.50 (resulting in a $2.0 million investment in series G preferred stock). If we receive the approval but do not elect to sell our series G preferred stock as described above, the investors, for a period of 30 days following the expiration of our election period, may elect to purchase shares of series G preferred stock at a per share purchase price of 85% of the ten-day volume weighted average price, limited to an aggregate purchase price of $4.0 million. We are exploring opportunities for additional equity financing through a private placement of our common stock. If we experience unanticipated delays in obtaining FDA approval for the treatment of astigmatism or the commercial release of our UltraShaper durable keratome or AstraMax diagnostic workstation, we will be required to seek additional debt or equity financiang during the next 12 months. There can be no assurance that the assumptions underlying our business plan will be met or that additional financing will not be needed or that financing, if needed, would be available. Our belief regarding future working capital requirements is based on various factors and assumptions including: the successful reduction of a significant amount of expenses currently being implemented, the uncertain timing of astigmatism and other supplemental FDA approvals for our LaserScan LSX excimer laser system, which could continue to negatively impact our sales during 2001, potential growth in laser sales after receipt of further FDA approvals, increases in accounts receivable and inventory purchases when sales increase, the potential for borrowing under our revolving credit facility, the uncertain impact of the market introduction of our UltraShaper durable keratomes, commercial acceptance of our UltraEdge keratome blades and UniShaper single-use keratomes, which we believe is partially dependent upon the successful introduction of the UltraShaper, the anticipated timely collection of receivables, and the absence of unanticipated product development and marketing costs. See "--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance" and "--We cannot assure you that our LaserScan LSX laser system will achieve market acceptance in the U.S., and our business model for selling our laser system in the U.S. is new and unproven." These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. If we do not collect a material portion of current receivables in a timely manner, or experience less market demand for our products than we anticipate, our liquidity could be materially and adversely affected.

         On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with Heller. We borrowed $3.0 million under the term loan at a rate per annum equal to two and one-half percent (2 1/2%) above the prime rate. Interest is payable monthly and the loan must be repaid on March 12, 2003. Under the credit facility, we have the option to borrow amounts at a rate per annum equal to one and one-quarter percent (1 1/4%) above the prime rate for short-term working capital needs or such other purposes as may be approved by Heller. Borrowings are limited to 85% of qualified accounts receivable related to U.S. sales. Borrowings under the loans are secured by substantially all of the Company's assets. The term loan and credit facility require us to meet certain covenants, including the maintenance of a minimum net worth. The terms of the loans extend to March 12, 2003. In addition to the costs and fees associated with the transaction, we issued to Heller a warrant to purchase 243,750 shares of common stock at an exercise price of $3.15 per share. The warrant expires on March 12, 2004. At August 13, 2001, we had no borrowings under the revolving credit facility.

         We may seek additional equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. Other than the $10.0 million revolving credit facility with Heller and the possible series G preferred stock issuance described above, we currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available in the future to the extent required or that, if available, it will be on commercially acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the terms of the new securities could have rights, preferences and privileges senior to those of our common stock. If we raise additional funds through debt financing, the terms of the debt could require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest and may render us more vulnerable to competitive pressures and economic downturns. If we are not able to obtain financing necessary to meet our working capital needs, it could have a material adverse effect on our financial condition and results of operations.

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

         THE SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND DILUTIVE STOCK ISSUANCES MAY ADVERSELY AFFECT OUR STOCK PRICE.

         Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. Substantially all of our 26,437,895 shares of common stock outstanding at August 13, 2001 were freely tradable without restriction or further registration under the Securities Act of 1933, except to the extent such shares are held by "affiliates" as that term is defined in Rule 144 under the Securities Act or subject only to the satisfaction of a prospectus delivery requirement.

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

         AMORTIZATION AND CHARGES RELATING TO OUR SIGNIFICANT INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR STOCK PRICE AND REPORTED NET INCOME OR LOSS.

         Of our total assets at June 30, 2001, approximately $8.6 million, or 19%, were goodwill or other intangible assets. Any reduction in net income or increase in net loss resulting from the amortization of goodwill and other intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

         In accordance with SFAS 121, we review intangible assets for impairment whenever events or changes in circumstances, including a history of operating or cash flow losses, indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized. We continue to assess the current results and future prospects of TFG, our subsidiary that provides health care and vision care consulting services, in view of the substantial reduction in the subsidiary's operating results in 1997. Though TFG's operating results improved in 1998 when compared to 1997, operating losses similar to those incurred during the first half of 1998 continued during 1999. Since 1999, TFG's operations have reflected financial improvement. If TFG is unsuccessful in continuing to improve its financial performance, some or all of the carrying amount of goodwill recorded, $3.1 million at June 30, 2001, may be subject to an impairment adjustment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--New Accounting Pronouncements."

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


ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe that our exposure to market risk for changes in interest and currency rates is not significant. Our investments are limited to highly liquid instruments generally with maturities of three months or less. At June 30, 2001, we had approximately $3.7 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

                           PART II - OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS

                        Certain legal proceedings against LaserSight are
                  described in Item 3 (Legal Proceedings) of LaserSight's Form 10-K for the year ended December 31, 2000.

                           Former MRF, Inc. Shareholder. On May 14, 2001, a
                           ----------------------------
                  motion for summary judgment was granted in favor of Michael R. Farris in connection with a lawsuit was filed on November 12, 1999 in the U.S. District Court for the Eastern District of Missouri on behalf of a former shareholder of MRF, Inc. (the "Subsidiary"), a wholly-owned subsidiary of LaserSight. The lawsuit names Mr. Farris, LaserSight's Chief Executive Officer, as the sole defendant and alleges fraud and breach of fiduciary duty by Mr. Farris in connection with the redemption by the Subsidiary of the former shareholder's capital stock in the Subsidiary. At the time of the redemption, which redemption occurred prior to LaserSight's acquisition of the Subsidiary, Mr. Farris was the President and Chief Executive Officer of the Subsidiary. LaserSight's Board of Directors authorized LaserSight to retain and, to the fullest extent permitted by the Delaware General Corporation Law, pay the fees of counsel to defend Mr. Farris, the Subsidiary and LaserSight in the litigation so long as a court has not determined that Mr. Farris failed to act in good faith and in a manner Mr. Farris reasonably believed to be in the best interest of the Subsidiary at the time of the redemption. The plaintiff has appealed the U.S. District Court's order granting summary judgment in favor of Mr. Farris, and the plaintiff is expected to file his appellate brief with the court of appeals in late August 2001.

                           Visx. On May 25, 2001 LaserSight settled the patent
                           ----
                  infringement action filed by Visx Incorporated ("Visx") against LaserSight in November 1999 in the United States District Court for the District of Delaware. In connection with the resolution of this litigation LaserSight and Visx entered into a Settlement and License Agreement pursuant to which LaserSight received a license to patents held by Visx that relate to refractive excimer lasers, including United States Patents Nos. 4,718,418 and B1 5,108,388 and has agreed to pay a royalty for each procedure performed in the United States using a LaserSight refractive laser. As part of the agreement, Visx purchased a fully paid up license to U.S. Patent No. 4,784,135 (the Blum Patent). Under the Settlement and License Agreement, all economic terms and conditions are confidential. The parties filed a stipulated order dismissing the patent infringement action on June 1, 2001.

                           Distributors. On July 3, 2001, LaserSight received a
                           ------------
                  letter from attorneys representing three entities that previously served as distributors for LaserSight's excimer laser system in the U.S., Bal-Tech Medical, Inc., Sun Medical, Inc. and Surgical Lasers, Inc. LaserSight terminated its distribution agreement with each of these distributors in February 2001 when LaserSight implemented a direct sales force. The letter made various claims related to LaserSight's termination of the distribution arrangements including breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with business relationships, fraudulent inducement, intentional misrepresentation, conversion, civil theft and unjust enrichment. As of the date hereof, no lawsuits have been filed on behalf of LaserSight or the distributors.

ITEM 2            CHANGES IN SECURITIES

                  Not applicable.

ITEM 3            DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

ITEM 5            OTHER INFORMATION

                  Not applicable.

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

                  a)       Exhibits


                                INDEX TO EXHIBITS

   Exhibit
    Number                                      Description
    ------            ----------------------------------------------------------

     2.1          See Exhibits 10.1, 10.2, 10.6, 10.7, 10.15, 10.20, 10.23,
                  10.24, 10.27, 10.28, 10.48 and 10.55.

     3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 1 of Form 8-A/A (Amendment No. 6) filed by the Company on August 10, 2001*).

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

     3.6 Third Amendment to Rights Agreement, dated as of June 29, 2001, between LaserSight Incorporated and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 99.5 to Form 8-K filed by the Company on July 18, 2001*).

     4.1          See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 10.17, 10.21,
                  10.26, 10.31, 10.32, 10.33, 10.40, 10.42, 10.43, 10.44, 10.45,
                  10.46, 10.47, 10.51, 10.52, 10.53, 10.54, 10.56, 10.57, 10.59,
                  10.60, 10.63, 10.64 and 10.65.

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

    10.19 Patent Purchase Agreement dated July 15, 1997 by and between LaserSight Incorporated and Frederic B. Kremer, M.D. filed as
                  Exhibit 2.(I) to the Company's Form 8-K filed on August 13, 1997*).

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

    10.50 Amended and Restated Employment Agreement, by and between LaserSight Technologies, Inc. and L. Stephen Dalton dated effective as of August 1, 2001.

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

    10.60 Registration Rights Agreement dated March 12, 2001 among LaserSight Incorporated and Heller Healthcare Finance, Inc. (filed as Exhibit 10.60 to the Company's Form 10-K filed on March 30, 2001*).

    10.61 Employment Agreement, by and between LaserSight Technologies, Inc and Christine A. Oliver effective as of October 30, 2000.

    10.62 Settlement and License Agreement dated as of May 25, 2001 between LaserSight Incorporated and Visx, Incorporated.***

    10.63 Securities Purchase Agreement dated July 6, 2001 among LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. (file as Exhibit 99.2 to the Company's Form 8-K filed on July 18, 2001*).

    10.64 Series F Registration Rights Agreement dated July 6, 2001 among LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. (filed as Exhibit 99.3 to the Company's Form 8-K filed on July 18, 2001*).

    10.65 Series G Registration Rights Agreement dated July 6, 2001 among LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. (filed as Exhibit 99.6 to the Company's Form 8-K filed on July 18, 2001*).

    11            Statement of Computation of Loss Per Share

    15 Copy of letter from independent accountants' regarding unaudited interim financial information

    99            Press release dated August 14, 2001

                  b) Reports on Form 8-K

                  On May 31, 2001, we filed a Current Report on Form 8-K including a press release announcing that we had resolved litigation with Visx, Incorporated and entered into a Settlement and License Agreement.

---------------------------
*    Incorporated herein by reference.  File No. 0-19671.
** Confidential treatment has been granted for portions of this document. The redacted material has been filed separately with the commission.
*** Confidential treatment has been requested for portions of this document. The redacted material has been filed separately with the commission.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LaserSight Incorporated



Dated: August 14, 2001              By:  /s/ Michael R. Farris
                                         ----------------------
                                         Michael R. Farris,
                                         Chief Executive Officer



Dated: August 14, 2001              By:  /s/ Gregory L. Wilson
                                         ---------------------
                                         Gregory L. Wilson,
                                         Chief Financial Officer