Form 10-Q
period 2001-09-30
LASERSIGHT INC /DE
filed 2001-11-14
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934. For the quarterly period ended September 30, 2001.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition period from
         ------------------------------ to ------------------------------.


Commission File Number:  0-19671

                             LASERSIGHT INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                   65-0273162
--------------------------                          ----------
(State of Incorporation)                 (IRS Employer Identification No.)



    3300 University Blvd., Suite 140, Winter Park, Florida           32792
    ----------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

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


         The Number of shares of the registrant's Common Stock outstanding as of November 13, 2001 is 26,437,895.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

Except for the historical information contained herein, the discussion in this report contains forward-looking statements (within the meaning of Section 21E of the Exchange Act) that involve risks and uncertainties. LaserSight's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" in this report and in LaserSight's Annual Report on Form 10-K for the year ended December 31, 2000. LaserSight undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect any future events or developments.

                                      INDEX

PART I.   FINANCIAL INFORMATION

          Item 1. Condensed Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000

                  Condensed Consolidated Statements of Operations for the Three Month Periods and Nine Month Periods Ended September 30, 2001 and 2000

                  Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2001 and 2000

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

          Item 3. Defaults Upon Senior Securities

          Item 4. Submission of Matters to a Vote of Security Holders

          Item 5. Other Information

          Item 6. Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            September 30,     December 31,
                                     ASSETS                     2001              2000
                                                            -------------     ------------
Current assets:                                               (Unaudited)
  Cash and cash equivalents                                  $  4,570,092        8,593,858
  Accounts receivable - trade, net                              8,269,316        9,546,368
  Notes receivable - current portion, net                       3,713,450        4,065,958
  Inventories                                                  12,371,061       12,123,877
  Deferred tax assets                                              55,522           55,522
  Other current assets                                            805,601          272,745
                                                             ------------     ------------
                              Total Current Assets             29,785,042       34,658,328

Notes receivable, less current portion, net                     2,332,983        2,833,393
Property and equipment, net                                     1,788,842        2,398,292
Patents, net                                                    4,555,143        7,204,981
Goodwill, net                                                   3,046,476        3,232,425
Other assets, net                                               1,688,659        1,549,033
                                                             ------------     ------------
                                                             $ 43,197,145       51,876,452
                                                             ============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $  3,311,025        3,870,791
  Accrued expenses                                              5,431,229        7,030,657
  Accrued commissions                                           1,798,586        1,926,996
  Deferred revenue                                              1,606,319        1,149,415
                                                             ------------     ------------
                              Total Current Liabilities        12,147,159       13,977,859

Accrued expenses, less current portion                            388,335          398,767
Deferred royalty revenue, less current portion                  3,592,000               --
Deferred income taxes                                              55,522           55,522
Long-term obligations                                             116,930          109,730
Note payable, net of unamortized discount of $88,851
     at September 30, 2001                                      2,911,149               --
Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, authorized 10,000,000 shares;
     par value $.001 per share
  Series C - zero and 2,000,000 issued and outstanding
   at September 30, 2001 and December 31, 2000, respectively           --            2,000
  Series F - 1,276,596 and zero issued and outstanding
   at September 30, 2001 and December 31, 2000, respectively        1,277               --
Common stock - par value $.001 per share; authorized
   100,000,000 shares; 26,583,095 and 22,920,278 shares
   issued at September 30, 2001 and December 31, 2000,
   respectively                                                    26,583           22,920
Additional paid-in capital                                    102,912,015       98,594,665
Stock subscription receivable                                  (1,140,000)
Accumulated deficit                                           (77,271,178)     (59,602,364)
Less treasury stock, at cost; 145,200 common shares at
     September 30, 2001 and December 31, 2000                    (542,647)        (542,647)
                                                             ------------     ------------
                                                               23,986,050       37,334,574
                                                             ------------     ------------
                                                             $ 43,197,145       51,876,452
                                                             ============     ============

   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended            Nine Months Ended
                                                       September 30,                September 30,
                                                 ------------------------    -------------------------
                                                     2001         2000           2001          2000
                                                 -----------   ----------    -----------   -----------
Revenues:
    Products                                     $ 2,054,407    7,015,856      9,155,980    25,501,779
    Royalties                                         72,000      827,768        320,000     2,086,449
    Services                                         238,050      165,600        749,257       577,045
                                                 -----------   ----------    -----------   -----------
                                                   2,364,457    8,009,224     10,225,237    28,165,273

Cost of revenue:
    Product cost                                   1,382,714    3,407,500      4,858,903    10,968,931
    Cost of services                                 104,742       99,264        329,673       303,180
                                                 -----------   ----------    -----------   -----------
Gross profit                                         877,001    4,502,460      5,036,661    16,893,162

Research, development and regulatory
  expenses                                           712,693    1,095,951      2,587,854     3,346,181

Other general and administrative expenses          5,433,202    5,443,899     19,346,410    16,025,028
Selling related expenses                           1,045,456    2,030,860      3,705,173     5,636,986
Amortization of intangibles                          177,042      645,672        573,984     1,963,834
                                                 -----------   ----------    -----------   -----------
                                                   6,655,700    8,120,431     23,625,567    23,625,848
                                                 -----------   ----------    -----------   -----------
Loss from operations                              (6,491,392)  (4,713,922)   (21,176,760)  (10,078,867)

Other income and expenses:
    Interest and dividend income                     124,416      206,798        500,798       709,084
    Interest expense                                (149,212)     (10,065)      (352,399)      (21,219)
    Gain on sale of patent                                --           --      3,950,836            --
    Litigation settlement                                 --           --       (591,289)           --
                                                 -----------   ----------    -----------   -----------
Net loss before income taxes                      (6,516,188)  (4,517,189)   (17,668,814)   (9,391,002)

Income tax expense                                        --           --             --            --
                                                 -----------   ----------    -----------   -----------
Net loss                                         $(6,516,188)  (4,517,189)   (17,668,814)   (9,391,002)
                                                 ===========   ==========    ===========   ===========

Loss per common share
    Basic and diluted:                           $     (0.25)       (0.21)         (0.72)        (0.46)
                                                 ===========   ==========    ===========   ===========

Weighted average number of shares
  outstanding
    Basic and diluted:                            26,392,000   21,689,000     24,691,000    20,420,000
                                                 ===========   ==========    ===========   ===========

   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                 2001             2000
                                                             ------------     ------------
Cash flow from operating activities:
  Net loss                                                   $(17,668,814)      (9,391,002)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization                                 1,704,643        2,748,935
  Gain on sale of patent                                       (3,950,836)              --
  Common stock issued for services                                 60,469               --
  Options issued in relation to consulting agreement               33,715               --
  Changes in assets and liabilities:
    Accounts and notes receivable                               2,129,970       (6,958,430)
    Inventories                                                  (247,184)      (4,254,349)
    Accounts payable                                             (559,766)       3,356,011
    Accrued expenses                                           (1,220,466)       2,613,812
    Deferred revenue                                            4,048,904         (193,412)
    Other                                                         (99,827)        (364,688)
                                                             ------------     ------------
Net cash used in operating activities                         (15,769,192)     (12,443,123)

Cash flows from investing activities:
  Purchases of property and equipment, net                       (381,263)      (1,435,715)
  Proceeds from sale of patent, net                             6,365,000               --
  Acquisition of intangible assets                                     --       (4,513,665)
                                                             ------------     ------------
Net cash provided by (used in) investing activities             5,983,737       (5,949,380)

Cash flows from financing activities:
  Proceeds from common and preferred stock financing, net       2,925,000       19,102,451
  Proceeds from exercise of stock options and ESPP                 59,891           84,533
  Proceeds from debt financing, net                             2,776,798               --
                                                             ------------     ------------
Net cash provided by financing activities                       5,761,689       19,186,984
                                                             ------------     ------------

Increase (decrease) in cash and cash equivalents               (4,023,766)         794,481

Cash and cash equivalents, beginning of period                  8,593,858       11,247,801
                                                             ------------     ------------

Cash and cash equivalents, end of period                     $  4,570,092       12,042,282
                                                             ============     ============


   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Nine-Month Periods Ended September 30, 2001 and 2000

NOTE 1    BASIS OF PRESENTATION

          The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (LaserSight) as of September 30, 2001, and for the three- and nine-month periods ended September 30, 2001 and 2000 have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

          The Company has incurred significant losses and negative cash flow from operations in each of the last two years and for the nine-month period ended September 30, 2001 and has an accumulated deficit of $77,271,178 at September 30, 2001. The substantial portion of the losses is attributable to delays in FDA approvals for the treatment of various procedures on the Company's excimer laser system in the U.S. (a key approval for the treatment of nearsightedness with or without astigmatism was received in late September 2001) and the continued development efforts to expand clinical approvals of the Company's excimer laser and other products.

          Management of the Company has undertaken steps as part of a plan to improve operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include (a) increasing U.S. laser sales and revenues based on the recent FDA approvals received; (b) improving pricing and terms of international sales with custom ablation products like the recently announced Corneal Interactive Programmed Topographic Ablation (CIPTA); (c) introducing new refractive products that complement excimer laser systems; (d) controlling overhead and expenses; and (e) raising, if necessary, additional equity capital and/or debt financing.

          There can be no assurance the Company can successfully accomplish these steps. Accordingly, the Company's ability to continue as a going concern is uncertain and dependent upon achieving improved operational results and cash flows and, if necessary, obtaining additional financing. These consolidated condensed financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business.

          The condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight's annual report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. There are no other components of comprehensive loss other than the Company's consolidated net loss for the three- and nine-month periods ended September 30, 2001 and 2000. The results of operations for the three- and nine-month periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year. The report of KPMG LLP, independent auditors, commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

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

NOTE 3    INVENTORIES

          Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates costs determined on the first-in first-out basis. The components of inventories at September 30, 2001 and December 31, 2000 are summarized as follows:

                                           September 30, 2001  December 31, 2000
                                           ------------------  -----------------
          Raw materials                         $ 7,313,629          6,704,447
          Work-in-process                            87,271            121,474
          Finished goods                          4,267,164          4,482,276
          Test equipment - clinical trials          702,997            815,680
                                                -----------         ----------
                                                $12,371,061         12,123,877
                                                ===========         ==========

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

          Operating profit is total revenue less operating expenses. In determining operating profit for operating segments, the following items have not been considered: general corporate expenses, expenses attributable to LaserSight Centers Incorporated, a developmental stage company in 2000 and non-operating income. Identifiable assets by operating segment are those that are used by or applicable to each operating segment. General corporate assets consist primarily of cash and cash equivalents and income tax accounts.

          The table below summarizes information about reported segments as of and for the three months ended September 30:

                                                                               Depreciation
                                        Operating    Operating                      and       Capital
                                        Revenues   Profit (Loss)     Assets    Amortization Expenditures
                                        ---------  -------------   ----------  ------------ ------------
     2001
     Operating segments:
          Refractive products          $ 2,054,407    (6,186,116)   34,970,792      425,181       12,038
          Patent services                   72,000        72,000            --           --           --
          Health care services             238,050       (93,018)    3,290,609       70,529        4,927
          General corporate                     --      (284,258)    4,935,744        2,424           --
                                       -----------    ----------    ----------    ---------    ---------
     Consolidated total                $ 2,364,457    (6,491,392)   43,197,145      498,134       16,965
                                       ===========    ==========    ==========    =========    =========

     2000
     Operating  segments:
          Refractive products          $ 7,015,856    (4,832,764)   44,244,181      671,600      625,828
          Patent services                  827,768       697,437     2,877,099      129,330           --
          Health care services             165,600      (133,465)    3,448,237       63,571       13,843
          General corporate                     --      (375,956)   12,048,653        2,563           --
          Developmental stage
           company - LaserSight
           Centers                              --       (69,174)    2,340,356       69,174           --
                                       -----------    ----------    ----------    ---------    ---------
     Consolidated total                $ 8,009,224    (4,713,922)   64,958,526      936,238      639,671
                                       ===========    ==========    ==========    =========    =========

     Amortization of deferred financing costs and discount on note payable of $63,612 for the three months ended September 30, 2001, is included as interest expense.

          The table below summarizes information about reported segments as of and for the nine months ended September 30:

                                                                               Depreciation
                                        Operating    Operating                      and       Capital
                                        Revenues   Profit (Loss)     Assets    Amortization Expenditures
                                        ---------  -------------   ----------  ------------ ------------
     2001
     Operating  segments:
          Refractive products          $ 9,155,980   (20,055,632)   34,970,792    1,347,078      320,720
          Patent services                  320,000       320,000            --           --           --
          Health care services             749,257      (239,083)    3,290,609      209,777       60,543
          General corporate                     --    (1,202,045)    4,935,744        7,842           --
                                       -----------   -----------    ----------    ---------    ---------
     Consolidated total                $10,225,237   (21,176,760)   43,197,145    1,564,697      381,263
                                       ===========   ===========    ==========    =========    =========

     2000
     Operating  segments:
          Refractive products          $25,501,779    (9,754,619)   44,244,181    1,938,767    1,418,129
          Patent services                2,086,449     1,697,458     2,877,099      387,990           --
          Health care services             577,045      (326,712)    3,448,237      206,929       17,586
          General corporate                     --    (1,487,458)   12,048,653        7,727           --
          Developmental stage
           company - LaserSight
           Centers                              --      (207,536)    2,340,356      207,522           --
                                       -----------   -----------    ----------    ---------    ---------
     Consolidated total                $28,165,273   (10,078,867)   64,958,526    2,748,935    1,435,715
                                       ===========   ===========    ==========    =========    =========

     Amortization of deferred financing costs and discount on note payable of $139,946 for the nine months ended September 30, 2001, is included as interest expense.

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

NOTE 6    LICENSE AGREEMENTS

          Keratome
          --------

          Effective January 3, 2001, the Company entered into an amended and restated license and royalty agreement related to the Company's keratome products. This agreement replaced an agreement originally entered into in September 1997 and amended in January 2000. Under the terms of the amended and restated license, 730,552 shares of Common Stock were issued, valued at approximately $1.1 million, in partial payment for royalties during the term of the license. The term of the original agreement was extended for three years until July 31, 2005. In addition, minimum royalty payments totaling approximately $6.2 million will be due in quarterly installments through the term of the amendment. As of September 30, 2001, remaining minimum royalty payments totaled $5.2 million. The royalty rate was reduced from 50% to 10% of gross profits in the amended and restated license.

          Scanning Patent
          ---------------

          On September 7, 2001, the Company entered into a non-exclusive license agreement to its U.S. Patent No. 5,520,679 ('679 Scanning Patent) in exchange for $3.0 million in cash. The licensor has the option until mid-December 2001 to license additional intellectual property owned by the Company for an additional payment of $2.0 million. If the licensor fails to exercise this option, they will be entitled to receive 10 percent of net royalties, if any, received from future licensees pertaining to the '679 Scanning Patent, up to a maximum of $3.0 million. In the event the licensor fails to exercise their option, the Company has the option to terminate the license agreement and all rights to future net royalties in exchange for $3.0 million in cash.

NOTE 7    LOAN AGREEMENT

          On March 12, 2001, the Company entered into a loan agreement with Heller Healthcare Finance, Inc. (Heller) for a $3.0 million term loan at an annual interest rate of prime plus 2.5% (11% at inception date) and a revolving loan in an amount of up to 85% of eligible receivables related to U.S. sales, but not more than $10.0 million, at an annual interest rate of prime plus 1.25% (9.75% at inception date). Eligible accounts receivable will primarily be based on future U.S. sales. There have been no borrowings under the revolving loan to date. The term loan and the revolving loan mature on March 12, 2003. In connection with the loans, the Company paid an origination fee of $130,000 and issued warrants to purchase 243,750 shares of Common Stock. At the termination of the loan, an additional fee of $148,125 will be payable to Heller. The warrants are exercisable at any time from March 12, 2001 through March 12, 2004 at an exercise price per share of $3.15. Borrowings under the loan agreement are secured by substantially all of the Company's assets. The loan agreement requires the Company to meet certain covenants, including the maintenance of a minimum level of net worth.

NOTE 8    STOCKHOLDERS' EQUITY

          Private Placement
          -----------------

          On July 6, 2001, the Company closed a transaction for the sale of 1,276,596 shares of Series F convertible participating preferred stock to a total of two investors in exchange for the Company receiving $3.0 million in cash. The Series F preferred stock is convertible into Common Stock on a share for share basis. In addition, the investors received a total of 838,905 shares of Common Stock under price protection provisions of the Company's September 2000 private placement.

                       Independent Auditors' Review Report

The Board of Directors
LaserSight Incorporated:

We have reviewed the condensed consolidated balance sheet of LaserSight Incorporated and subsidiaries as of September 30, 2001, and the related condensed consolidated statement of operations for the three-month and nine-month periods ended September 30, 2001 and 2000 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2001 and 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

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

St. Louis, Missouri
November 1, 2001

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 142 will require that goodwill with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142.

     The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full, will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting literature prior to the full adoption of Statement 142.

     Management does not expect Statement No. 141 to have a material effect on the consolidated financial statements. Management does expect Statement No. 142 to result in the elimination of amortization of goodwill from previous acquisitions in the amount of approximately $240,000 in 2002. In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's Statement of Operations. Management will test for impairment of goodwill from previous acquisitions at least annually.

     In October 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Statement No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 is intended to establish one accounting model for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company will adopt Statement No. 144 on January 1, 2002. Management does not expect Statement No. 144 to have a material effect on the consolidated financial statements.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                                                 Percent Increase (Decrease)
                                          As a Percentage of Net Revenues            Over Prior Periods
                                          -------------------------------         -------------------------
                                        Three Months             Nine Months      Three Months   Nine Months
                                           Ended                    Ended            Ended         Ended
                                        September 30,           September 30,     September 30, September 30,
                                      2001        2000        2001         2000   2001 vs. 2000 2001 vs. 2000
                                      ----        ----        ----         ----   ------------- -------------
Statement of Operations Data:
Net Revenues:
   Refractive products............    86.9%       87.6%       89.6         90.5%     (70.7%)       (64.1%)
   Patent service.................     3.0        10.3         3.1          7.4      (91.3)        (84.7)
   Healthcare services............    10.1         2.1         7.3          2.1       43.8          29.8
                                     -----       -----       -----        -----
       Net Revenues...............   100.0       100.0       100.0        100.0      (70.5)        (63.7)
Cost of Revenue...................    62.9        43.8        50.7         40.0      (57.6)        (54.0)
                                     -----       -----       -----        -----
Gross Profit (1)..................    37.1        56.2        49.3         60.0      (80.5)        (70.2)
Research, development and
   regulatory expenses (2)........    30.1        13.7        25.3         11.9      (35.0)        (22.7)
Other general and administrative
   expenses.......................   229.8        67.9       189.2         56.9       (0.2)         20.7
Selling-related expenses (3)......    44.2        25.4        36.2         20.0      (48.5)        (34.3)
Amortization of intangibles.......     7.5         8.1         5.6          7.0      (72.6)        (70.8)
                                     -----       -----       -----        -----
Loss from operations..............  (274.5)      (58.9)     (207.0)       (35.8)      37.7         110.1

---------------
(1) As a percentage of net revenues, the gross profit for refractive products only for the three months ended September 30, 2001 and 2000, and the nine months ended September 30, 2001 and 2000, was 33%, 51%, 47% and 57%, respectively.

(2) As a percentage of refractive product net sales, research, development and regulatory expenses for each of the three months ended September 30, 2001 and 2000, and the nine months ended September 30, 2001 and 2000, were 35%, 16%, 28% and 13%, respectively.

(3) As a percentage of refractive product net sales, selling-related expenses for the three months ended September 30, 2001 and 2000, and the nine months ended September 30, 2001 and 2000, were 51%, 29%, 40% and 22%, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues. Net revenues for the three months ended September 30, 2001 decreased by $5.6 million, or 70%, to $2.4 million from $8.0 million for the comparable period in 2000.

     During the three months ended September 30, 2001, refractive products revenues decreased $5.0 million, or 71%, to $2.0 million from $7.0 million for the comparable period in 2000. This revenue decrease was primarily the result of decreased sales of the LaserScan LSX excimer laser system. During the three months ended September 30, 2001, excimer laser system sales accounted for approximately $1.6 million in revenues compared to $6.3 million in revenues over the same period in 2000. During the three months ended September 30, 2001, 6 laser systems were sold compared to 19 laser systems sold during the comparable period in 2000. The reduction in laser sales is primarily attributable to the delayed FDA approval, received in a letter dated September 28, 2001, of our laser in the U.S. for the treatment of nearsightedness with astigmatism and the general economic slowdown in many regions of the world.

     Net revenues from patent services for the three months ended September 30, 2001 decreased approximately $0.7 million, or 91%, to $0.1 million from $0.8 million for the comparable period in 2000. This revenue decrease was due to the March 2001 sale of most rights associated with the patent responsible for generating patent service revenue.

     Net revenues from health care services for the three months ended September 30, 2001 increased approximately $72,000 from the comparable period in 2000.

     Cost of Revenues; Gross Profit. For the three months ended September 30, 2001 and 2000, gross profit margins were 37% and 56%, respectively. The gross margin decrease during the three months ended September 30, 2001 was primarily attributable to decreased sales of the LaserScan LSX excimer laser system. The decreased sales resulted in lower raw material costs relating to the LaserScan LSX excimer laser system of $1.3 million from the comparable period in 2000.

     Research, Development and Regulatory Expenses. Research, development and regulatory expenses for the three months ended September 30, 2001, decreased $0.4 million, or 35%, to $0.7 million from $1.1 million for the comparable period in 2000. We continued to develop our keratome systems and excimer laser systems and continued to pursue protocols in our effort to attain and expand our FDA approvals for our refractive products. As a result of the continued development of our AstraMax diagnostic workstation, we expect research and development expenses during the remainder of 2001 to continue at approximately the same levels as the average of the first three quarters of 2001. Regulatory expenses are expected to remain constant as a result of our continued pursuit of various FDA approvals, including pre-market approval supplements, and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA.

     Other General and Administrative Expenses. Other general and administrative expenses for the three months ended September 30, 2001 was $5.4 million, approximately the same as the comparable period in 2000. Third quarter 2001 expenses included restructuring costs of approximately $0.4 million related to personnel reductions and relocation of European operations. The expense level during the third quarter of 2001 decreased approximately $1.8 million from the second quarter of 2001 due to legal expense reductions of approximately $1.3 million resulting from patent litigation that was settled in May 2001, lower sales, marketing and customer service related expenses of approximately $0.7 million and a reduction in personnel related costs of approximately $0.1 million, partially offset by an increase in bad debt expense of $0.3 million.

     Selling-Related Expenses. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the three months ended September 30, 2001 decreased $1.0 million, or 49%, to $1.0 million from $2.0 million during the comparable period in 2000. This decrease was primarily attributable to a $0.4 million decrease in sales commissions resulting from lower sales and a decrease of $0.4 million of warranty expense primarily related to decreased laser system sales. Selling-related expenses increased as a percentage of revenue during the three months ended September 30, 2001 over the comparable period in 2000. This increase primarily resulted from additional license fee expense for our keratome products of $0.4 million due to minimum royalties under our January 2001 amended and restated license agreement, regardless of keratome sales, and a higher proportion in 2001 of international laser sales, which include a royalty based on selling price, to total sales.

     Amortization of Intangibles. During the three months ended September 30, 2001, amortization of intangible assets decreased $0.4 million, or 73%, to $0.2 million from $0.6 million for the comparable period in 2000. This decrease was due to the impairment loss incurred on certain intangible assets at December 31, 2000 of approximately $4.1 million, reducing future amortization expenses, and the sale of the Blum Patent in March 2001 that had an unamortized book value at the date of sale of approximately $2.4 million. Our intangible assets include acquired technologies, patents, license agreements and goodwill.

     Loss From Operations. The operating loss for the three months ended September 30, 2001 was $6.5 million compared to the operating loss of $4.7 million for the same period in 2000. This increase in the loss from operations was primarily due to the decrease in sales of our LaserScan LSX excimer laser system.

     Other Income and Expenses. Interest and dividend income for the three months ended September 30, 2001 was $0.1 million, a decrease of $0.1 million over the comparable period in 2000. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense of approximately $0.1 million for the three months ended September 30, 2001 was primarily attributable to the loan and credit facility we established in March 2001.

     Income Taxes. For the three months ended September 30, 2001 and 2000, LaserSight had no income tax expense.

     Net Loss. Net loss for the three months ended September 30, 2001, was $6.5 million compared to a net loss of $4.5 million for the comparable period in 2000. The increased net loss for the three months ended September 30, 2001 can be attributed to the decrease in sales of our LaserScan LSX excimer laser system.

     Loss Per Share. The loss per basic and diluted share was $0.25 for the three months ended September 30, 2001 and $0.21 for the comparable period in 2000. During the three months ended September 30, 2001, the weighted average shares of common stock outstanding increased primarily due to the conversion of preferred stock during 2001, the September 2000 private placement of common stock, the issuance of common stock related to our July 2001 financing and the issuance of shares in connection with the amended and restated license and royalty agreement related to our keratome products.

NINE MONTHS ENDED SEPTEMBER 30, 2001, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Revenues. Net revenues for the nine months ended September 30, 2001 decreased by $18.0 million, or 64%, to $10.2 million from $28.2 million for the comparable period in 2000.

     During the nine months ended September 30, 2001, refractive products revenues decreased $16.3 million, or 64%, to $9.2 million from $25.5 million for the comparable period in 2000. This revenue decrease was primarily the result of decreased sales of the LaserScan LSX excimer laser system. During the nine months ended September 30, 2001, excimer laser system sales accounted for approximately $8.0 million in revenues compared to $22.3 million in revenues over the same period in 2000. During the nine months ended September 30, 2001, 29 laser systems were sold compared to 68 laser systems sold during the comparable period in 2000. The reduction in laser sales is primarily attributable to the delayed FDA approval of our laser in the U.S. for the treatment of astigmatism and the general economic slowdown in many regions of the world.

     Net revenues from patent services for the nine months ended September 30, 2001 decreased approximately $1.8 million, or 85%, to $0.3 million from $2.1 million for the comparable period in 2000, due to the March 2001 sale of most rights associated with the patent responsible for generating patent service revenue.

     Net revenues from health care services for the nine months ended September 30, 2001 increased approximately $172,000 from the comparable period in 2000.

     Cost of Revenues; Gross Profit. For the nine months ended September 30, 2001 and 2000, gross profit margins were 49% and 60%, respectively. The gross margin decrease during the nine months ended September 30, 2001 was primarily attributable to decreased sales of the LaserScan LSX excimer laser system. The decreased sales resulted in lower raw material costs relating to the LaserScan LSX excimer laser system of $4.3 million and there was a decrease in our inventory obsolescence reserve of $0.5 million from the comparable period in 2000.

     Research, Development and Regulatory Expenses. Research, development and regulatory expenses for the nine months ended September 30, 2001 decreased $0.7 million, or 23%, to $2.6 million from $3.3 million for the comparable period in 2000. We continued to develop our keratome systems and excimer laser systems and continued to pursue protocols in our effort to attain and expand our FDA approvals for our refractive products. As a result of the continued development of our AstraMax diagnostic workstation, we expect research and development expenses during the remainder of 2001 to continue at approximately the same levels incurred during the average of the first three quarters of 2001.

Regulatory expenses are expected to remain constant as a result of our continued pursuit of various FDA approvals, including pre-market approval supplements, and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA.

     Other General and Administrative Expenses. Other general and administrative expenses for the nine months ended September 30, 2001 increased $3.3 million, or 21%, to $19.3 million from $16.0 million for the comparable period in 2000. This increase was due to an increase in expenses incurred at our refractive products operations of approximately $3.6 million related to enhancements to the customer support and training, sales and marketing and software development departments of $1.4 million, higher depreciation costs of $0.2 million and $1.9 million of legal fees related to patent issues and litigation. The patent litigation, which accounted for a significant portion of those legal fees, was settled in May 2001, and we have experienced a significant decrease in our legal expenses since that time.

     Selling-Related Expenses. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the nine months ended September 30, 2001 decreased $1.9 million, or 34%, to $3.7 million from $5.6 million during the comparable period in 2000. This decrease was primarily attributable to a $1.0 million decrease in sales commissions resulting from lower sales and a decrease of $1.1 million of warranty expense primarily related to decreased laser system sales. Selling-related expenses increased as a percentage of revenue during the three months ended September 30, 2001 over the comparable period in 2000. This increase primarily resulted from additional license fee expense for our keratome products of $1.2 million due to minimum royalties under our January 2001 amended and restated license agreement, regardless of keratome sales, and a higher proportion in 2001 of international laser sales, which include a royalty based on selling price, to total sales.

     Amortization of Intangibles. During the nine months ended September 30, 2001, costs relating to the amortization of intangible assets decreased $1.4 million, or 71%, to $0.6 million from $2.0 million for the comparable period in 2000. This decrease was due to the impairment loss incurred on certain intangible assets at December 31, 2000 of approximately $4.1 million, reducing future amortization expenses, and the sale of the Blum Patent in March 2001 that had an unamortized book value at the date of sale of approximately $2.4 million. Our intangible assets include acquired technologies, patents, license agreements and goodwill.

     Loss From Operations. The operating loss for the nine months ended September 30, 2001 was $21.2 million compared to the operating loss of $10.1 million for the same period in 2000. This increase in the loss from operations was primarily due to the decrease in sales of our LaserScan LSX excimer laser system and an increase in other general and administrative expenses related to our refractive products operations.

     Other Income and Expenses. Interest and dividend income for the nine months ended September 30, 2001 was $0.5 million, a decrease of $0.2 million over the comparable period in 2000. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense of approximately $0.4 million for the nine months ended September 30, 2001 was primarily attributable to the loan and credit facility we established in March 2001. Other income included a net gain, after expenses associated with the sale, of $4.0 million from the sale of the Blum Patent in March 2001. The patent was sold for $6.4 million net of related expenses and, prior to the sale, had a book value at the date of sale of approximately $2.4 million. Other expenses for the nine months ended September 30, 2001 included approximately $0.6 million in payments related to the settlement of patent litigation.

     Income Taxes. For the nine months ended September 30, 2001 and 2000, LaserSight had no income tax expense.

     Net Loss. Net loss for the nine months ended September 30, 2001, was $17.7 million compared to a net loss of $9.4 million for the comparable period in 2000. The increased net loss for the nine months ended September 30, 2001 can be attributed to the decrease in sales of our LaserScan LSX excimer laser system and an increase in other general and administrative expenses related to our refractive products operations, partially offset by the gain generated by the sale of the Blum Patent.

     Loss Per Share. The loss per basic and diluted share was $0.72 for the nine months ended September 30, 2001 and $0.46 for the comparable period in 2000. During the nine months ended September 30, 2001, the weighted average shares of common stock outstanding increased primarily due to the conversion of preferred stock during 2000 and 2001, the September 2000 private placement of common stock, the issuance of common stock related to our July 2001 financing and the issuance of shares related to the amended and restated license and royalty agreement related to our keratome products.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal sources of funds have historically been from sales of preferred stock and common stock, sales of subsidiaries and patent rights and, to a lesser extent, our operating cash flows. We issued equity securities totaling approximately $14.8 million in 1997, $15.8 million in 1998, $8.9 million in 1999, $19.1 million in 2000 and $3.0 million through November 13, 2001, and received proceeds from the exercise of stock options, warrants and our Employee Stock Purchase Plan of approximately $98,000 in 1997, $0.5 million in 1998, $10.4 million in 1999, $85,000 in 2000 and $60,000 to date in 2001. In addition, we sold subsidiaries and various patent rights, resulting in proceeds to us of approximately $10.5 million in 1997, $12.7 million in 1998 and $6.5 million to date in 2001. Additionally, we received $3.0 million in September 2001 for a paid up license to our '679 Scanning Patent. We have principally used these capital resources to fund operating losses, working capital requirements, capital expenditures, acquisitions and retirement of debt. At September 30, 2001, we had an accumulated deficit of $77.3 million.

     On March 1, 2001, we completed the sale of U.S. Patent No. 4,784,135 (Blum Patent) for a cash payment of $6.4 million, net of related expenses. We retained a non-exclusive royalty free license under the patent, which relates to the use of ultraviolet light for the removal of organic tissue. Our net book value of the patent at the date of the sale was approximately $2.4 million.

     On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with Heller. We borrowed $3.0 million under the term loan at a rate per annum equal to two and one-half percent (2.5%) above the prime rate. Interest is payable monthly and the loan must be repaid on March 12, 2003. Under the credit facility, we have the option to borrow amounts at a rate per annum equal to one and one-quarter percent (1.25%) above the prime rate for short-term working capital needs or such other purposes as may be approved by Heller. Borrowings are limited to 85% of eligible accounts receivable related to U.S. sales. Eligible accounts receivable will primarily be based on future U.S. sales, which are expected to increase with the recent FDA approval of our laser for the treatment of nearsightedness with astigmatism. Borrowings under the loans are secured by substantially all of the Company's assets. The term loan and credit facility require us to meet certain covenants, including the maintenance of a minimum net worth. The terms of the loans extend to March 12, 2003. In addition to the costs and fees associated with the transaction, we issued to Heller a warrant to purchase 243,750 shares of common stock at an exercise price of $3.15 per share. The warrant expires on March 12, 2004. At November 13, 2001, we had no borrowings under the revolving credit facility.

     Our working capital decreased $3.1 million from $20.7 million at December 31, 2000 to $17.6 million as of September 30, 2001. This decrease in working capital resulted primarily from the net loss of $17.7 million offset by cash generated from the sale of a patent, the licensing of a patent, the July 2001 private placement and the proceeds of the term loan, for net proceeds of $15.7 million.

     Operating activities used net cash of $15.8 million during the nine months ended, September 30, 2001, compared to $12.4 million of net cash used during the same period in 2000, and $15.7 million during the year ended December 31, 2000. We expect to incur a loss and a deficit in cash flow from operations for the fourth quarter of 2001. There can be no assurance that we can regain or sustain profitability or positive operating cash flow in any subsequent fiscal period. Net cash provided by investing activities of $6.0 million during the nine months ended September 30, 2001, can be attributed primarily to the sale of the Blum patent. As of September 30, 2001, we had no significant commitments for capital expenditures. Net cash provided from financing activities during the nine months ended September 30, 2001 of $5.8 million can be attributed to entering into the term loan agreement and the $3.0 million private placement in July 2001, described below.

     On July 6, 2001, we completed a $3.0 million placement of series F convertible participating preferred stock. We are exploring opportunities for additional equity financing through a private placement of our common stock. If our recent FDA approval for the treatment of nearsightedness with or without astigmatism doesn't result in an increase in U.S. sales of our LaserScan LSX excimer laser system or we experience unanticipated delays in the commercial release of our AstraMax diagnostic workstation, we will be required to seek additional debt or equity financing during the next 12 months. There can be no assurance that the assumptions underlying our business plan will be met or that additional financing will not be needed or that financing, if needed, would be available. Our belief regarding future working capital requirements is based on various factors and assumptions including: the successful reduction of a significant amount of expenses currently being implemented, the uncertain timing of additional supplemental FDA approvals for our LaserScan LSX excimer laser system, which could continue to negatively impact our sales during 2001 and 2002, potential growth in laser sales after receipt of further FDA approvals, increases in accounts receivable and inventory purchases when sales increase, the potential for borrowing under our revolving credit facility, the uncertain impact of the market introduction of our UltraShaper(TM) durable keratomes, commercial acceptance of our UltraEdge(TM) keratome blades and UniShaper(TM) single-use keratomes, which we believe is partially dependent upon the successful introduction of the UltraShaper, the timely collection of receivables, and the absence of unanticipated product development and marketing costs. See "Risk Factors--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance" and "--We cannot assure you that our LaserScan LSX laser system will achieve market acceptance in the U.S., and our business model for selling our laser system in the U.S. is new and unproven." These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. Similarly, our long-term liquidity will be dependent on the successful entrance into the U.S. market of our laser systems, the successful entrance into U.S. and international markets of our diagnostic workstation and keratome products, and our ability to collect our receivables on a timely basis. We may seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. Other than the $10.0 million credit facility completed in March 2001 with Heller, we currently do not have any commitments for additional financing. See "Risk Factors--Financial and Liquidity Risks--We could require additional financing, which might not be available if we need it."

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

     The anticipated level of per procedure fees payable to us by refractive surgeons resulting from our recent receipt of FDA approval for treatment of nearsightedness with or without astigmatism may not be accepted by the marketplace or may exceed those charged by our competitors. While we believe that gaining access to our scanning microspot laser technology justifies the required per procedure fee levels, we cannot assure you that this business model will be accepted by a large number of refractive surgeons. If our competitors reduce or do not charge per procedure fees to users of their systems, we could be forced to reduce or eliminate the fees charged under this business model, which could significantly reduce our revenues. For example, Nidek Co., Ltd., one of our competitors, has publicly stated that it will not charge per procedure fees to users of its laser systems in the U.S. and internationally. See also "--Company and Business Risks--Required per procedure fees payable to Visx under our license agreement may exceed per procedure fees collected by us."

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

     WE CANNOT ASSURE YOU THAT OUR KERATOME PRODUCTS WILL ACHIEVE MARKET ACCEPTANCE.

     Keratomes are surgical devices used to create a corneal flap immediately prior to LASIK laser vision correction procedures. We began to roll out our MicroShape(TM) family of keratome products with the commercial launch of our UltraEdge keratome blades in July 1999 and of our UniShaper single-use keratomes and control consoles in December 1999. In November 2001, we commercially released our UltraShaper durable keratomes after a thorough process of engineering refinement and validity testing. Our UniShaper single-use keratome was the first disposable keratome product to be commercially marketed, and we cannot assure you that refractive surgeons, including in particular refractive surgeons who perform a large volume of LASIK procedures, will accept our UniShaper product as either a replacement for or a supplement to the durable keratomes traditionally used to create corneal flaps. In our recent experience, many surgeons are reluctant to use a disposable keratome product as their primary keratome. Also, market acceptance of the UniShaper may be hindered by surgeons needing to alter their surgical technique in order to achieve the desired clinical results. Our UltraShaper durable keratome incorporates the features found in the Automated Corneal Shaper (ACS) keratome previously marketed by Bausch & Lomb, Inc. with new enhancements and features. However, Bausch & Lomb has not aggressively marketed or serviced the ACS since 1997 when we licensed the rights to commercially market keratomes based on the same technology, and has successfully transitioned a large number of refractive surgeons from the ACS to its Hansatome durable keratome product. We believe that many refractive surgeons learned to perform the LASIK procedure using the ACS and prefer the surgical technique required by the ACS, which is also used to operate our UltraShaper durable keratome, to the surgical technique required to operate the Hansatome keratome product. However, we cannot assure you that we will be successful in commercially introducing or achieving broad market acceptance of our UltraShaper durable keratome or our other keratome products.

     We have previously indicated that the successful implementation of our keratome product sales strategy is in part dependent upon our marketing and distribution alliance with Becton Dickinson. Due to the delay in the commercial launch of our UltraShaper durable keratome we initiated discussions with Becton Dickinson in order to modify our manufacturing and marketing agreements. While these discussions were ongoing we received notices from Becton Dickinson claiming that they have the right to end our marketing arrangement in nine months and that they are not bound by the terms of our manufacturing agreement. Following our receipt of these notices, Becton Dickinson indicated a willingness to discuss modified terms for a marketing and manufacturing relationship, but to date there's been no meaningful discussions. While we do not agree that Becton Dickinson has the right to unilaterally end our current agreements, we intend to discuss mutually beneficial modified agreements. If we cannot successfully market and sell our keratome products or if we are unable to successfully modify or replace our marketing and distribution alliance with Becton Dickinson, we may not be able to execute our business plan, which would have a material adverse effect on our business, financial condition and results of operations. See also "--Company and Business Risks--Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products."

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

     In the U.S., a manufacturer of excimer laser vision correction systems gains a competitive advantage by having its systems approved by the FDA for a wider range of treatments. Initial FDA approvals of excimer laser vision correction systems historically have been limited to the treatment of low to moderate nearsightedness, with additional approvals for other and broader treatments granted only as a result of subsequent FDA applications and clinical trials. Our LaserScan LSX is currently approved for the LASIK treatment of nearsightedness with and without astigmatism for a range of treatment of refractive errors up to -6.0 diopters manifest refraction spherical equivalent
(MRSE) with or without a refractive astigmatism up to 4.5 diopters and the PRK treatment of low to moderate nearsightedness (up to -6.0 diopters) without astigmatism. Additionally, we have received FDA approval to operate our laser systems at a 200 Hz pulse repetition rate, twice the originally approved rate. We have submitted PMA supplements to the FDA to permit our laser systems sold to customers in the U.S. to utilize LASIK to treat hyperopia, hyperopic astigmatism and mixed astigmatism. FDA approval of these applications is anticipated in 2002, though we cannot ensure if or when the approval will be received. Our ability to sell our laser systems in the U.S. may be severely impaired if the FDA does not give timely approval to these supplements.

     Currently, excimer laser vision correction systems manufactured by Visx, Alcon, Bausch & Lomb and Nidek have been approved for higher levels of nearsightedness than the LaserScan LSX. Alcon's Apex Plus and Ladarvision Excimer Laser Workstations, Visx's Star S2 Excimer Laser System and Nidek's EC-5000 Excimer Laser System have received FDA approval for the LASIK treatment of nearsightedness with or without astigmatism. The approvals for most of the systems are for the correction of nearsightedness in the range of 0 diopters to -14.0 diopters and nearsightedness with astigmatism generally in the range of

-0.5 diopters to -5.0 diopters. Bausch & Lomb's Technolas 217 excimer laser has also received FDA approval for the treatment of nearsightedness up to -7.0 diopters with up to -3.0 diopters of astigmatism. The Visx and Alcon excimer laser systems are also approved for the treatment of moderate farsightedness. In September 2000, the FDA approved Alcon's Ladarvision system for the correction using LASIK of farsightedness of up to +6.0 diopters and an astigmatism range of up to 6.0 diopters. In October 2000, the FDA approved Visx's Star S2 and S3 systems for the correction using PRK of farsightedness of up to +5.0 diopters and an astigmatism range of up to 4.0 diopters. Competitors' earlier receipt of LASIK-specific FDA regulatory approvals could give them a significant competitive advantage that could impede our ability to successfully sell our LaserScan LSX system in the U.S. Our failure to successfully market our product could have a material adverse effect on our business, financial condition and results of operations.

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

     REQUIRED MINIMUM PAYMENTS UNDER OUR KERATOME LICENSE AGREEMENT MAY EXCEED OUR GROSS PROFITS FROM SALES OF OUR KERATOME PRODUCTS.

     We are required to make certain minimum payments to the licensor under our keratome license agreement that was amended and restated on January 4, 2001. This amendment replaced a January 18, 2000 amendment in its entirety. Under the terms of the amendment we issued 730,552 shares of common stock to the licensors, valued at approximately $1.1 million, in partial payment for royalties during the term of the license. The term of the license was extended three years until July 31, 2005. In addition, remaining minimum royalty payments totaling approximately $4.8 million as of November 13, 2001 will be due in quarterly installments through the term of the amendment. As a result of our obligations under this license arrangement, the minimum royalty payments we are required to make to the licensors may exceed our gross profits from sales of our UniShaper and UltraShaper keratome products. The amendment eliminated a restriction on us manufacturing, marketing and selling other keratomes, but the sale of other keratomes will be included in the gross profit to be shared with the licensors. The licensor's share of the gross profit, as defined in the amendment, decreased from 50% to 10%.

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

     WE ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES.

     Our international sales accounted for 73% and 45% of our total revenues during the nine months ended September 30, 2001 and year ended December 31, 2000, respectively. In the future, we expect that sales to international accounts will represent a lower percentage of our total sales as a result of our recent additional regulatory approval for our LaserScan LSX laser system in the U.S. and the commercial launch of our UltraShaper durable keratome in November 2001. See "--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance."

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

     We experienced significant net losses and deficits in cash flow from operations for the years ended December 31, 2000 and 1999 and the nine months ended September 30, 2001, as set forth in the following table. We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future.

                            Year Ended December 31,           Nine Months Ended
                           1999                2000          September 30, 2001
                           ----                ----          ------------------
Net loss              $14.4 million       $21.4 million        $17.7 million
Deficit in cash flow
     from operations  $11.7 million       $15.7 million        $15.8 million

     As of September 30, 2001, we had an accumulated deficit of $77.3 million.

     IF OUR UNCOLLECTIBLE RECEIVABLES EXCEED OUR RESERVES WE WILL INCUR ADDITIONAL UNANTICIPATED EXPENSES, AND WE MAY EXPERIENCE DIFFICULTY COLLECTING RESTRUCTURED RECEIVABLES WITH EXTENDED PAYMENT TERMS.

     Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $5.6 million at September 30, 2001, will be sufficient to cover the amount of our actual write-offs over time. At September 30, 2001, our net trade accounts and notes receivable totaled approximately $14.3 million, and accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, totaled approximately $2.2 million. Actual write-offs that exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customers' ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers.

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

     At September 30, 2001, we had extended the original payment terms of laser customer accounts totaling approximately $2.1 million by periods ranging from 5 to 60 months. Such restructured receivables represent approximately 10.4% of our gross receivables as of that date. Our liquidity and operating cash flow would be adversely affected if additional extensions become necessary in the future. In addition, it would be more difficult to collect laser system receivables if the payment schedule extends beyond the expected or actual economic life of the system, which we estimate to be approximately five to seven years. To date, we do not believe any payment schedule extends beyond the economic life of the applicable laser system.

     WE COULD REQUIRE ADDITIONAL FINANCING, WHICH MIGHT NOT BE AVAILABLE IF WE NEED IT.

     During the nine months ended September 30, 2001 and year ended December 31, 2000, we experienced deficits in cash flow from operations of $15.8 million and $15.7 million, respectively. In July 2001, we completed a $3.0 million private placement of series F convertible participating preferred stock. We are exploring opportunities for additional equity financing through a private placement of our common stock. If our recent FDA approval for the treatment of myopic astigmatism doesn't result in an increase in U.S. sales of our LaserScan LSX excimer laser system or we experience unanticipated delays in the commercial release of our AstraMax diagnostic workstation, we will be required to seek additional debt or equity financing during the next 12 months. There can be no assurance that the assumptions underlying our business plan will be met or that additional financing will not be needed or that financing, if needed, would be available. Our belief regarding future working capital requirements is based on various factors and assumptions including: the successful reduction of a significant amount of expenses currently being implemented, the uncertain timing of additional supplemental FDA approvals for our LaserScan LSX excimer laser system, which could continue to negatively impact our sales during 2001 and 2002, potential growth in laser sales after receipt of further FDA approvals, increases in accounts receivable and inventory purchases when sales increase, the potential for borrowing under our revolving credit facility, the uncertain impact of the market introduction of our UltraShaper durable keratomes, commercial acceptance of our UltraEdge keratome blades and UniShaper single-use keratomes, which we believe is partially dependent upon the successful introduction of the UltraShaper, the anticipated timely collection of receivables, and the absence of unanticipated product development and marketing costs. See "--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance" and "--We cannot assure you that our LaserScan LSX laser system will achieve market acceptance in the U.S., and our business model for selling our laser system in the U.S. is new and unproven." These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control. If we do not collect a material portion of current receivables in a timely manner, or experience less market demand for our products than we anticipate, our liquidity could be materially and adversely affected.

     On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with Heller. We borrowed $3.0 million under the term loan at a rate per annum equal to two and one-half percent (2.5%) above the prime rate. Interest is payable monthly and the loan must be repaid on March 12, 2003. Under the credit facility, we have the option to borrow amounts at a rate per annum equal to one and one-quarter percent (1.25%) above the prime rate for short-term working capital needs or such other purposes as may be approved by Heller. Borrowings are limited to 85% of eligible accounts receivable related to U.S. sales. Eligible accounts receivable will primarily be based on future U.S. sales, which are expected to increase with the recent FDA approval of our laser for the treatment of nearsightedness with astigmatism. Borrowings under the loans are secured by substantially all of the Company's assets. The term loan and credit facility require us to meet certain covenants, including the maintenance of a minimum net worth. The terms of the loans extend to March 12, 2003. In addition to the costs and fees associated with the transaction, we issued to Heller a warrant to purchase 243,750 shares of common stock at an exercise price of $3.15 per share. The warrant expires on March 12, 2004. At November 13, 2001, we had no borrowings under the revolving credit facility.

     We may seek additional equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. Other than the $10.0 million revolving credit facility with Heller, we currently do not have any commitments for additional financing. We cannot be certain that additional financing will be available in the future to the extent required or that, if available, it will be on commercially acceptable terms. If we raise additional funds by issuing equity or convertible debt securities, the terms of the new securities could have rights, preferences and privileges senior to those of our common stock. If we raise additional funds through debt financing, the terms of the debt could require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest and may render us more vulnerable to competitive pressures and economic downturns. If we are not able to obtain financing necessary to meet our working capital needs, it could have a material adverse effect on our financial condition and results of operations.

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

     THE SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND DILUTIVE STOCK ISSUANCES MAY ADVERSELY AFFECT OUR STOCK PRICE.

     Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. Substantially all of our 26,437,895 shares of common stock outstanding at November 13, 2001 were freely tradable without restriction or further registration under the Securities Act of 1933, except to the extent such shares are held by "affiliates" as that term is defined in Rule 144 under the Securities Act or subject only to the satisfaction of a prospectus delivery requirement.

     Shares of common stock that we may issue in the future in connection with acquisitions or financings or pursuant to outstanding warrants or agreements could also adversely affect the market price of our common stock and cause significant dilution in our earnings per share and net book value per share. We may be required to issue more than 8,100,000 additional shares of common stock upon the conversion of outstanding preferred stock, the exercise of outstanding warrants and stock options, and the satisfaction of certain contingent contractual obligations.

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

     AMORTIZATION AND CHARGES RELATING TO OUR SIGNIFICANT INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR STOCK PRICE AND REPORTED NET INCOME OR LOSS.

     Of our total assets at September 30, 2001, approximately $8.5 million, or 20%, were goodwill or other intangible assets. Any reduction in net income or increase in net loss resulting from the amortization of goodwill and other intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

     In accordance with FASB Statement No. 121, we review intangible assets for impairment whenever events or changes in circumstances, including a history of operating or cash flow losses, indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized. We continue to assess the current results and future prospects of TFG, our subsidiary that provides health care and vision care consulting services, in view of the substantial reduction in the subsidiary's operating results in 1997. Though TFG's operating results improved in 1998 when compared to 1997, operating losses similar to those incurred during the first half of 1998 continued during 1999. Since 1999, TFG's operations have reflected financial improvement. If TFG is unsuccessful in continuing to improve its financial performance, some or all of the carrying amount of goodwill recorded, $3.0 million at September 30, 2001, may be subject to an impairment adjustment. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--New Accounting Pronouncements."

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We believe that our exposure to market risk for changes in interest and currency rates is not significant. Our investments are limited to highly liquid instruments generally with maturities of three months or less. At September 30, 2001, we had approximately $4.1 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Certain legal proceedings against LaserSight are described in Item 3 (Legal Proceedings) of LaserSight's Form 10-K for the year ended December 31, 2000.

          FORMER MRF, INC. SHAREHOLDER. On May 14, 2001, a motion for summary judgment was granted in favor of Michael R. Farris in connection with a lawsuit that was filed on November 12, 1999 in the U.S. District Court for the Eastern District of Missouri on behalf of a former shareholder of MRF, Inc. (the "Subsidiary"), a wholly-owned subsidiary of LaserSight. The lawsuit names Mr. Farris, LaserSight's chief executive officer, as the sole defendant and alleges fraud and breach of fiduciary duty by Mr. Farris in connection with the redemption by the Subsidiary of the former shareholder's capital stock in the Subsidiary. At the time of the redemption, which redemption occurred prior to LaserSight's acquisition of the Subsidiary, Mr. Farris was the president and chief executive officer of the Subsidiary. LaserSight's Board of Directors authorized LaserSight to retain and, to the fullest extent permitted by the Delaware General Corporation Law, pay the fees of counsel to defend Mr. Farris, the Subsidiary and LaserSight in the litigation so long as a court has not determined that Mr. Farris failed to act in good faith and in a manner Mr. Farris reasonably believed to be in the best interest of the Subsidiary at the time of the redemption. The plaintiff appealed the U.S. District Court's order granting summary judgment in favor of Mr. Farris to the United States Court of Appeals for the 8th Circuit. All briefing has been completed, and the parties are waiting for the Court of Appeals to set a date for oral argument.

          DISTRIBUTORS. In October 2001, three entities that previously served as distributors for LaserSight's excimer laser system in the United States, Balance, Inc. d/b/a Bal-Tech Medical, Sun Medical, Inc. and Surgical Lasers, Inc., filed a lawsuit in the Circuit Court of the Ninth Judicial Circuit, Orange County, Florida. The lawsuit names LaserSight Technologies, Inc. ("LST"), Mr. Farris and James Spivey, LST's Vice President of Sales, as defendants. The lawsuit alleges various claims related to LST's termination of the distribution arrangements with the plaintiffs including breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with business relationships, fraudulent misrepresentation, conversion and unjust enrichment. Plaintiffs request actual damages in excess of $5,000,000, punitive damages, prejudgment interest, attorneys' fees and costs and other equitable relief. Management believes that LST has satisfied its obligations under the distribution agreements, and that the allegations against LST, Mr. Farris and Mr. Spivey are without merit and intend to vigorously defend this lawsuit. Management believes that the outcome of this litigation will not have a material adverse impact of LaserSight's business, financial condition or results from operations. However, the outcome of litigation is inherently uncertain, and an unfavorable outcome in this litigation could have a material adverse effect on LaserSight's business, financial condition and results from operations.

ITEM 2.   CHANGES IN SECURITIES

          a)  Not applicable.

          b)  Not applicable.

          c) During the third quarter ended September 30, 2001, the Company sold the following unregistered securities:

                      In July 2001, LaserSight closed a transaction for the sale of 1,276,596 shares of Series F convertible participating preferred stock, convertible into common stock on a share for share basis, to a total of two investors in exchange for the Company receiving $3.0 million in cash. In addition, the investors received a total of 838,905 shares of common stock under price protection provisions of the Company's September 2000 private placement. Reference is made to the Securities Purchase Agreement filed as exhibits to LaserSight's Form 8-K filed with the SEC on July 18, 2001, for more detailed information regarding these private placements.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On July 12, 2001, at the Company's annual meeting of shareholders, the following members were elected to the Board of Directors:

                                             Votes For            Votes Against

          Michael R. Farris                  22,239,790              180,778
          Terry Fuller, Ph.D.                22,239,890              180,678
          D. Michael Litscher                22,239,790              180,778
          Guy W. Numann                      22,239,890              180,678
          Francis E. O'Donnell, Jr., M.D.    22,239,890              180,678
          David T. Pieroni                   22,239,890              180,678

          Amendment to the Company's 1996 Equity Incentive Plan adjusting the aggregate number of shares available for issuance was ratified as follows:

          Votes For                          10,946,014
          Votes Against                         772,783
          Abstain                                82,911

          A proposal to appoint KPMG LLP as auditors was ratified as follows:

          Votes for                          22,247,836
          Votes Against                          88,775
          Abstain                                83,957

ITEM 5.   OTHER INFORMATION

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits

                                INDEX TO EXHIBITS

Exhibit
Number    Description
------    ---------------------------------------------------------------------

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

10.50 Amended and Restated Employment Agreement, by and between LaserSight Technologies, Inc. and L. Stephen Dalton dated effective as of August 1, 2001 (filed as Exhibit 10.50 to the Company's Form 10-Q filed on August 14, 2001*).

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

10.61 Employment Agreement, by and between LaserSight Technologies, Inc and Christine A. Oliver effective as of October 30, 2000 (filed as Exhibit
          10.61 to the Company's Form 10-Q filed on August 14, 2001*).

10.62 Settlement and License Agreement dated as of May 25, 2001 between LaserSight Incorporated and Visx, Incorporated (filed as Exhibit 10.62 to the Company's Form 10-Q filed on August 14, 2001*).***

10.63 Securities Purchase Agreement dated July 6, 2001 among LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. (file as Exhibit 99.2 to the Company's Form 8-K filed on July 18, 2001*).

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

10.66 Non-Exclusive License Agreement dated September 7, 2001 among LaserSight Incorporated, LaserSight Technologies, Inc. and Bausch & Lomb Incorporated.

11        Statement of Computation of Loss Per Share

15 Copy of letter from independent accountants' regarding unaudited interim financial information

          b)  Reports on Form 8-K

                  On July 18, 2001, we filed a Current Report on Form 8-K including a press release announcing that we had completed an equity financing involving Series F convertible participating preferred stock.

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

                                             LaserSight Incorporated

Dated: November 14, 2001               By:    /s/ Michael R. Farris
                                             ------------------------
                                             Michael R. Farris,
                                             Chief Executive Officer


Dated: November 14, 2001               By:    /s/ Gregory L. Wilson
                                             ------------------------
                                             Gregory L. Wilson,
                                             Chief Financial Officer