Form 10-K
period 2001-12-31
LASERSIGHT INC /DE
filed 2002-04-01
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                                       OR
(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on March 29, 2002 was approximately $13,904,258. Shares of common stock held by each officer and director and by each person who has voting power of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Number of shares of common stock outstanding as of March 29, 2002:
26,554,168.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required to be included in Part III is incorporated herein by reference to the Company's definitive proxy materials to be filed with the Securities and Exchange Commission on or before April 30, 2002.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Item 13.  Certain Relations and Related Transactions

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         The information in this Annual Report on Form 10-K contains forward looking-statements, as indicated by words such as "anticipates," "expects," "believes," "estimates," "intends," "projects," and "likely," by statements of the Company's plans, intentions and objectives, or by any statements as to future economic performance. Forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those described in such forward-looking statements. See "Risk Factors and Uncertainties-We have experienced significant losses and operating cash flow deficits and we expect that operating cash flow deficits will continue and absent further financing or significant improvement in sales, potentially result in our inability to continue operations." Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 7 under the caption "Risk Factors and Uncertainties" as well as those discussed elsewhere in this Report. All references to "LaserSight(R)" "we," "our" and "us" in this Report refer to LaserSight Incorporated and its subsidiaries unless the context otherwise requires.


                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         We develop, manufacture and market quality product technologies for laser refractive surgery and other areas of vision correction. Our products include precision microspot scanning excimer laser systems used to perform procedures that correct common refractive vision disorders such as nearsightedness (myopia), farsightedness (hyperopia) and astigmatism, software for custom ablation planning and programming, diagnostic products for precision measurements of the eye, as well as keratome systems, keratome blades, and other products for use in refractive vision correction procedures. We believe that our precision microspot scanning lasers have significant technological advantages and produce smoother and more precise ablation areas than older, broad-beam laser systems and other scanning systems offered by many of our competitors. We also believe that the breadth of our product offering may provide us with a competitive advantage relative to many other excimer laser system manufacturers because it provides us with a platform to become a single-source supplier of refractive vision correction products to refractive surgeons. Moreover, due to the anticipated growth in refractive laser vision correction procedure volume, our broad product offering affords us the opportunity to generate recurring revenues by collecting per procedure fees and by selling our keratome blades.

         We have significant liquidity and capital resource issues. See "--LaserSight Recent Developments" for an important discussion of our significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the completion of new sales compared to our ongoing payment obligations. Management expects LaserSight's cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet its anticipated operating cash requirements for only the next two to four weeks in the absence of LaserSight obtaining an additional source of capital or a significant improvement in our cash flows from operations. Our expectations regarding future working capital requirements and our ability to continue operations are based on various factors and assumptions which are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in LaserSight being unable to generate additional sales and collect new and outstanding accounts receivable and the incurrence of unforeseen expenses or LaserSight being unable to control expected expenses and overhead. If we fail to generate additional sales and collect new and outstanding accounts receivable or incur unforeseen expenses or fail to control our expected expenses and overhead, we will likely be unable to continue operations for the expected two to four week period in the absence of obtaining additional sources of capital. We are actively seeking investors to invest in the range of $1.5 million to $3.0 million, as well as distribution agreements for certain products, which would provide temporary relief from our current liquidity pressures. If we are able to enter transactions to meet our liquidity needs, it could be on terms that seriously dilute our present stockholders or significantly restrict the flexibility of our business.

         We have over eight years of experience in the manufacture, sale and service of precision microspot scanning laser systems for refractive vision correction procedures. Since 1994, we have sold our scanning laser systems commercially in over 30 countries worldwide. As a result, we believe that our installed base of approximately 400 scanning laser systems, including over 220 of our most advanced laser system, the LaserScan LSX(R), is among the largest installed bases of scanning laser systems in the industry. In November 1999, the Food and Drug Administration (FDA) approved our LaserScan LSX scanning laser system for commercial sale in the U.S. for the treatment of nearsightedness of up to -6.0 diopters. In September 2001, the FDA approved our LaserScan LSX precision microspot scanning system for the laser in-situ keratomileusis (LASIK) treatment of myopia with and without astigmatism up to a manifest refraction spherical equivalent (MRSE) of -6.0 diopters with maximum refractive astigmatism approved for up to 4.5 diopters. Currently, all of our laser systems delivered into the U.S. and international markets operate at a pulse repetition rate of 200 Hz, which we believe is the fastest pulse repetition rate available in our industry. We currently have pending with the FDA Pre-Market Approval (PMA) Supplement applications seeking approval for the use of our laser system for the LASIK treatment of farsightedness, farsightedness with astigmatism and mixed astigmatism. Our AstraScan features incorporate the same precision microspot scanning features along with an advanced eye tracking system, improved lighting and a redesigned "delivery arm" on the laser to make the microscope and joystick more functional and allow for keratome placement. Available now as an upgrade in many international markets, the AstraScan features will need FDA approval before they can be sold in the U.S. In the U.S. market we are currently pursuing FDA approval through a combination of a real time PMA Supplement and other regulatory pathways.

         Our family of products for custom refractive treatments (often referred to as custom ablations) includes the AstraMax(TM) diagnostic workstation designed to provide precise diagnostic measurements of the eye for many refractive purposes, including generating data needed to plan custom ablation procedures, and our Corneal Interactive Programmed Topographic Ablation (CIPTA) and AstraPro(TM) custom ablation planning software that utilize advanced levels of diagnostic measurements from our AstraMax diagnostic workstation to complete the planning of custom ablation treatments. The AstraMax integrated diagnostic workstation was first shown in October 2000 at the Annual Meeting of the American Academy of Ophthalmology and is expected to be commercially launched during the second quarter of 2002. LaserSight distributes the CIPTA custom ablation planning and programming software outside the U.S. under a November 2001 distribution agreement with Ligi Technologie Medicali, Taranto, Italy. The CIPTA software was developed to operate specifically with our precision microspot scanning excimer laser system. The CIPTA custom ablation software was introduced in January 1996 and has received CE Mark certification. We are internally developing the AstraPro custom ablation planning software and international clinical testing of the AstraPro software has begun. We plan to begin our U.S. Investigational Device Exemption (IDE) clinical trials for the AstraPro software during 2002.

         Our MicroShape(R) family of keratome products includes our UltraShaper(R) durable keratome, a control console used with our durable keratomes, and our UltraEdge(R) keratome blades. Our MicroShape family of keratome products can be used with the LaserScan LSX and other laser systems used to perform LASIK. We began commercial shipment of our UltraShaper durable keratome and control consoles in November 2001. We anticipate that sales of our UltraEdge keratome blades will provide us with the opportunity to participate in the expected growth in refractive laser vision correction procedure volume by generating recurring revenue streams, regardless of which laser system a refractive surgeon uses. We believe the UltraShaper compares favorably to existing keratome products in the marketplace due to its relative ease of assembly and consistency of performance. We have also developed the UniShaper(TM), a single use keratome, however, we believe that to be commercially viable the UniShaper will need to be reengineered, if possible, to include most or all of the design features included in our UltraShaper durable keratome.

         OPERATING SEGMENTS. We have operated in the following operating segments: refractive products, patent services and health care services. In late 2001, we decided to discontinue the health care services operations. Our principal wholly-owned subsidiaries during 2001 included: LaserSight Technologies, Inc. (LaserSight Technologies), LaserSight Patents, Inc. (LaserSight Patents), and MRF, Inc. (The Farris Group or TFG).

         Our refractive products segment, primarily including our laser vision correction products and services of LaserSight Technologies, develops, manufactures and markets ophthalmic lasers with a galvanometric scanning system for use in performing refractive surgery. We recently introduced an upgrade to our laser system, our AstraScan, that uses a 0.6 millimeter precision microspot scanning laser beam to ablate microscopic layers of corneal tissue to reshape the cornea and to correct the eye's point of focus in persons with myopia (nearsightedness), hyperopia (farsightedness) and astigmatism. Our patent services segment, consisting primarily of patents licensed by us, included a patent related to the use of excimer lasers to ablate biological tissue until the patent was sold in March 2001 and a license to a patent related to the use of scanning lasers. The health care services segment consisted of TFG until we decided in late 2001 to discontinue its operations. TFG's financial results are accounted for as a discontinued operation for the year ended December 31, 2001. TFG provided health care and vision care consulting services to hospitals, managed care companies and physicians. For information regarding our export sales and operating revenues, operating profit (loss) and identifiable assets by industry segment, see Note 14 of the Notes to Consolidated Financial Statements.

         ORGANIZATION AND HISTORY. LaserSight was incorporated in Delaware in 1987, but was inactive until 1991. In April 1993, we acquired LaserSight Centers Incorporated in a stock-for-stock exchange with additional shares issued in March 1997 pursuant to an amended purchase agreement. In February 1994, we acquired TFG. In July 1994, LaserSight was reorganized as a holding company. In October 1995, we acquired MEC Health Care, Inc. (MEC). In July 1996, our LSI Acquisition, Inc. (LSIA) subsidiary acquired the assets of the Northern New Jersey Eye Institute, P.A. On December 30, 1997, we sold MEC and LSIA in connection with a transaction that was effective as of December 1, 1997. Late in 2000, we abandoned the LaserSight Centers mobile laser strategy due to industry conditions and our increased focus on development and commercialization of our refractive products. In December 2001, we decided to discontinue the operations of TFG as described in Note 3 of the Notes to Consolidated Financial Statements. Our principal offices and mailing address are 3300 University Boulevard, Suite 140, Winter Park, Florida 32792, our telephone number is (407) 678-9900 and our address on the World Wide Web is www.lase.com.

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

         There are currently two principal methods for performing laser vision correction with excimer laser systems: photorefractive keratectomy, or PRK, and LASIK. According to Market Scope, approximately 92% of the refractive vision correction procedures performed in the U.S. in 2000 were LASIK procedures. The Company believes that this trend has continued through 2001. In both PRK and LASIK procedures, a refractive surgeon determines the exact refractive correction required to be made to the cornea, typically using the same examination used to prescribe eyeglasses and contact lenses. Required corrections are then programmed into the excimer laser system's computer. During the procedure, the excimer laser system emits laser pulses, each of which lasts several billionths of a second, to remove submicron layers of corneal tissue. While the length of laser treatments range from 15 to 60 seconds, cumulative exposure to the laser light during each procedure is less than one second. The entire procedure, including patient preparation and post-operative dressing, generally lasts no longer than thirty minutes.

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

         LASER IN-SITU KERATOMILEUSIS (LASIK)

         LASIK was commercially adopted internationally in 1994 and in the U.S. in 1996. Immediately prior to a LASIK procedure, the refractive surgeon uses a surgical instrument called a keratome to create a thin, hinged flap of corneal tissue. Patients do not feel or see the cutting of the corneal flap, which takes only a few seconds. The flap is flipped back, the laser beam is directed to the exposed corneal surface, the flap is placed back and the flap and interface are rinsed with buffered saline solution. Once the procedure is completed, surgeons generally wait two to three minutes to ensure the corneal flap has fully re-adhered. At this point, patients can blink normally and the corneal flap remains secured in position by the natural suction within the cornea. Since the surface layer of the cornea remains intact during LASIK, the patient experiences virtually no discomfort. The LASIK procedure often results in a higher degree of patient satisfaction due to an immediate improvement in visual acuity and generally involves less post-operative discomfort than PRK.

         LASER EPITHELIAL KERATOMILEUSIS (LASEK)

         Laser refractive surgical procedures have undergone a transition from PRK to the LASIK procedure that has become the procedure of choice for most patients and surgeons. With the anticipated transition to custom ablations, refractive surgeons have expressed concern over the possibility of induced refractive error related to the LASIK flap. A newly developed technique, LASEK is now being considered as an alternative to LASIK when performing custom ablations. During the LASEK procedure a thin epithelial flap is formed using alcohol, the flap is lifted up and repositioned after photorefractive ablation. The LASEK procedure is said to result in less pain and discomfort than the PRK procedure. Healing and recovery of vision is slower than LASIK, but not as long as PRK.

         CUSTOM ABLATION

         Most laser system manufacturers are attempting to offer a custom ablation solution. Custom ablation is believed to offer higher quality clinical outcomes for patients due to the fact that a specific ablation profile is planned for each eye. Higher quality outcomes are expected to be a significant selling point with surgeons. Custom procedures typically involve gathering diagnostic data from the surfaces of the eye, converting the data into an individualized laser ablation plan based on the specific diagnostic data of each eye, and performing the refractive surgery based on the ablation plan. We believe small spot, high repetition rate scanning lasers are the best suited to perform custom ablation procedures. Custom ablation procedures are not yet commercially available in the U.S., though some manufacturers have commenced clinical trials in anticipation of seeking FDA approval.

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

         Laser vision correction was a fast growing segment of the vision correction market through 2000. According to Market Scope, total laser refractive procedure volume in the U.S. has increased rapidly each year since 1996 to an estimated 1,400,000 procedures in 2000. During 2001 refractive procedures in the U.S. declined 7% to 1,300,000 due to the combined effects of an economic recession and the terrorist attacks of September 2001. An estimated 267,000 procedures were performed in the U.S. during the fourth quarter 2001, compared to 279,000 procedures during the third quarter 2001 and 363,000 procedures during the fourth quarter 2000. Similarly, laser systems sold in the U.S. were reported to have dropped from 490 in 2000 to 261 in 2001. According to Banc of America Securities, the number of U.S. procedures for 2002 are projected to grow 15% to 1,500,000 with a 15% increase to 1,725,000 procedures projected for 2003. A procedure refers to laser treatment on a single eye, and most patients have procedures performed on both eyes during a single visit to a refractive surgeon. Laser vision correction's growth in the U.S. is also reflected in the expansion of excimer laser installations and in the rise in average annual procedure volume per laser.

         Many, but not all, manufacturers of excimer laser systems seek to share in the anticipated growth in procedure volume by receiving a fee for each procedure performed by a refractive surgeon using laser systems manufactured by them. The per procedure fees charged by these manufacturers vary and were significantly reduced during 2000 due to competitive pressures and changing market conditions. See "Business-Competition."

DEVELOPMENT OF EXCIMER LASER SYSTEM, DIAGNOSTIC AND KERATOME TECHNOLOGY

         EXCIMER LASER SYSTEMS

         The excimer laser systems utilized for laser vision correction have evolved over time with improvements in laser and beam delivery technology. Until recently, broad beam laser systems, that were initially developed during the late 1980's, were the only systems approved by the FDA for commercial use in the U.S. As a result, broad beam laser systems are reported to currently represent about 65% of the installed laser systems in the U.S., down from over 90% at the end of 1999. This downward trend appears to be continuing as the newer scanning laser systems obtain the broader range of treatment approvals originally held by the older broad beam systems. Certain broad beam laser systems have undergone technical changes designed to modify their beam delivery to achieve pseudo-scanning on the cornea. These changes have been accomplished through the use of various optical elements with the effect of reducing beam size and simulating a scanning pattern. These modified broad beam laser systems are still characterized by their use of relatively large laser beams of six to eight millimeters in diameter that deliver relatively high amounts of laser energy (100 - 200 mj) at low laser pulse repetition rates (generally 10 Hz) to the corneal surface. Because of the relatively large diameter of the fundamental laser beam, these systems still require a number of mechanical elements and optics to condition, size, shape and deliver the beam profiles necessary to produce an ablation. These mechanical and optical means of beam shaping and pseudo-scanning still limit the flexibility of broad beam systems and may require additional hardware modifications in order to adapt to more complex applications such as custom ablation.

         Glare and halos when looking at lights or other bright objects and reduction in night vision and contrast sensitivity have also been associated with the use of broad beam systems.

         Improvements in excimer laser technology during the early 1990's have made it possible to develop refractive excimer laser systems that have significantly narrower laser beams (less than one millimeter in diameter) that use reduced amounts of laser energy (10 mj) at higher pulse repetition rates (up to 200 Hz) to achieve corneal ablations. LaserSight was the leader in the development of precision microspot scanning technology and the first company to commercialize it. This new generation of narrow beam scanning excimer laser systems incorporated scanning mirrors and computer control to shape the ablation profile, making it unnecessary to utilize mechanical elements to size and shape the laser beam to attain the desired results. Techniques incorporated into scanning laser technology such as purposeful overlapping of laser pulses and random scanning patterns can lead to overall improved clinical results as evidenced by smoother ablations, the elimination of corneal ridges and central islands, and the reduction in the incidence of glare, halos, loss or reduction of night vision and contrast sensitivity. Narrow beam scanning excimer laser systems are currently the most flexible laser vision correction platforms available as they can be adapted to expansions in treatment modalities and the incorporation of new technologies such as higher laser pulse repetition rate, active eye tracking and custom ablation through software and minor hardware upgrades.

         DIAGNOSTIC AND CUSTOM ABLATION PRODUCTS

         One of the most important tools ophthalmologists have at their disposal is corneal topography. With a corneal topographer the ophthalmologist can literally see the refractive problems that might be present in the cornea. Corneal topography is used not only for screening all patients before refractive surgery like LASIK, but also for fitting contacts, adjusting post surgical corneal transplants, and diagnosing refractive disorders and diseases. Fundamentally, a corneal topographer can be described as a computer linked to a lighted bowl with a pattern of concentric rings inside it. Patients are seated at the bowl with their forehead braced against a bar. A technician has only to line the patient up properly and snap an image. The procedure is painless and very fast. The computer then uses the captured image to produce a printout of the corneal shape and elevation using colors to identify different steepnesses, much like a topographic map of the earth describes changes in the land surface. Elevation topography of the anterior cornea enables clinicians to more accurately visualize the shape of abnormal corneas, which leads to more accurate diagnoses and more consistent surgical results.

         Of currently available technology, corneal topography provides the most detailed information about the curvature of the cornea. This information is useful to evaluate and correct astigmatism, monitor corneal disease, and detect irregularities in the corneal shape. This diagnostic procedure is essential for patients being considered for refractive vision correction procedures (such as LASIK) and may even be necessary in the follow-up of some patients who have undergone refractive surgical procedures.

         Topography instruments have undergone significant changes in technology and functionality since they were first introduced. The technology has progressed from stationary placido-based topography in early generation topographers to scanning slit technology and now to the stereo-based technology in our AstraMax.

         The placido-based method of image analysis involves multiple concentric light rings projected on the cornea. The reflected image is captured by a video camera. Computer software analyzes the data and displays the results in a variety of formats that resemble topographic maps. Elevation is not measured directly by placido-based topographers, but certain assumptions allow the mathematical approximation of the corneal surface and the construction of estimated elevation maps.

         The introduction of slit-scan imaging advanced the technology and effectiveness of corneal topography. A corneal topography system manufactured by Bausch & Lomb uses a scanning optical slit design that is fundamentally different from the corneal topographer that analyzes the reflected images from the anterior corneal surface. A high-resolution video camera captures individual light slits projected at a 45(degree) angle through the cornea similar to what's seen during an ophthalmic slit lamp examination. Using a combination of reflective corneal topography and information from the scanning slit, the instrument's software analyzes the data points and calculates the anterior and posterior surfaces of the cornea and the corneal thickness. The data points generate a higher quality elevation map than is possible with the placido-based method.

         We believe our AstraMax diagnostic workstation is the next-generation topography instrument. The AstraMax uses a unique, patented three-video camera imaging system and stereo ray tracing to achieve high-precision elevation measurements of the cornea. In other words, the multiple cameras generate geometrical calculations based on the known distances and angles of the three cameras. Utilizing a patented checkered polar grid and other proprietary features the AstraMax obtains, in a single examination, a series of critical measurements of the cornea and eye including posterior and anterior corneal topography (elevation), thickness of the cornea (pachymetry) and the diameter of the pupil under conditions of both low lighting (scotopic) and normal lighting (photopic). The precision elevation measurements result in elevation maps of the highest available quality.

         Since CIPTA was introduced into international clinical use, 22 refractive surgery centers performing over 15,000 procedures per year have been licensed to perform custom ablations using the CIPTA software and our excimer laser systems. These CIPTA custom treatments using our excimer laser system demonstrate efficacy, safety, predictability and stability and such results have been published in peer-reviewed journals and presented at major ophthalmology venues throughout the world. With over 220 of our LaserScan LSX excimer laser systems installed worldwide, significant opportunity exists to upgrade those systems to our AstraScan model to perform CustomEyes procedures with the CIPTA custom ablation planning software. Also, our AstraPro software is under development by our software engineers and we plan to begin our U.S. IDE clinical trials during 2002.

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

         The ACS durable keratome, manufactured and marketed by Bausch & Lomb pursuant to a license agreement, was the leading keratome during the early and mid-1990's at a time when many refractive surgeons learned to perform LASIK. After we licensed the rights to commercially market keratomes based on the same technology in 1997, Bausch & Lomb discontinued the ACS, and has introduced an alternative durable keratome product that requires a modified surgical technique. Over the last few years there have been numerous entrants into the keratome market, including most excimer laser manufacturing companies.

LASERSIGHT RECENT DEVELOPMENTS

         LIQUIDITY AND FINANCING ISSUES

         We have significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. We believe we will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history. While we believe these improved results are possible, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures.

         Our working capital remains positive (approximately $8.0 million as of the end of March 2002), though the timing of the conversion of our current assets into cash is not totally in our control. For example, we cannot dictate the timing of the collection of our accounts receivable with our customers and converting our inventory is dependent on our ability to generate new sales with our products and collect the sales price in a timely manner.

         Management expects LaserSight's cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet its anticipated operating cash requirements for only the next two to four weeks in the absence of LaserSight obtaining an additional source of capital or a significant improvement in our cash flows from operations. Our expectations regarding future working capital requirements and our ability to continue operations are based on various factors and assumptions which are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in LaserSight being unable to generate additional sales and collect new and outstanding accounts receivable and the incurrence of unforeseen expenses or LaserSight being unable to control expected expenses and overhead. If we fail to generate additional sales and collect new and outstanding accounts receivable or incur unforeseen expenses or fail to control our expected expenses and overhead, we will likely be unable to continue operations for the expected two to four week period in the absence of obtaining additional sources of capital.

         We are actively seeking investors to invest in the range of $1.5 million to $3.0 million in equity and/or debt, as well as distribution agreements for certain products, which would provide temporary relief from our current liquidity pressures. However, even if we succeed in completing a financing transaction to address our current liquidity concerns, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures in a timely manner. Additionally, if we are able to enter into transactions to meet our liquidity needs, it could be on terms that seriously dilute our present stockholders or significantly restrict the flexibility of our business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that we have the liquidity to survive long enough to achieve market acceptance with our products in the U.S." and "--Financial and Liquidity Risks--We have experienced significant losses and operating cash flow deficits and we expect that operating cash flow deficits will continue and absent further financing or significant improvement in sales, potentially result in our inability to continue operations."

         PRODUCT-RELATED DEVELOPMENTS

         Our LaserScan LSX and our recently introduced AstraScan excimer laser systems are based on patented precision microspot scanning technology rather than broad beam technology, that until recently was the only commercially available excimer laser vision correction technology in the U.S. Subject to satisfactorily addressing our serious liquidity and financing needs, we believe we are well-positioned to become a significant provider of excimer laser systems, diagnostic products, keratomes and blades and other related products as a result of our technology and the following recent developments:

         o REISSUANCE OF SCANNING PATENT. In January 2002, the U.S. Patent and Trademark Office reissued LaserSight's scanning patent U.S. Patent No. 5,520,679, the ('679 Scanning Patent) as U.S. Patent No. RE 37,504 ('504 Scanning Patent), thereby completing the reissue process. After a more than 3 1/2 year review of the reissue application, including detailed analysis of a number of public protests filed by a third party, the U.S. Patent and Trademark Office has confirmed our broad patent rights to precision microspot scanning laser refractive surgery and issued LaserSight 68 additional patent claims. Prior to the reissue, the original `679 Scanning Patent included one independent claim and 23 total claims, whereas the `504 Scanning Patent reissue has added nine new independent claims, and a total of 68 additional claims to better encompass the breadth of technology to which we are entitled. The 23 original claims remain essentially unchanged. The reissue should allow us to protect the uniqueness of our precision microspot scanning technology since the fundamental teachings of the original `679 Scanning Patent encompass a refractive laser system utilizing an excimer laser with a low fluence and high repetition rate that ablates corneal tissue using small pulses delivered to the corneal surface in an overlapping pattern. We believe that many of the other laser manufacturers will have to respect the intellectual property rights granted to us through the `504 Scanning Patent reissue.

         o LICENSE OF SCANNING PATENT. In September and December 2001, we received a total of $5.0 million in cash for a non-exclusive license agreement with Bausch & Lomb for our `679 Scanning Patent. See "Reissuance of Scanning Patent" above.

         o COMMERCIAL LAUNCH OF OUR ULTRASHAPER KERATOME PRODUCT. We commercially launched our UltraShaper durable keratome during the fourth quarter of 2001. We believe that the combination of our UltraShaper durable keratome and our UltraEdge keratome blades, that are intended to be replaced after each procedure when used in durable keratomes, provide us with an attractive opportunity to generate recurring revenues on a per procedure basis.

         o CUSTOM ABLATION. In March 2000, we purchased from Premier Laser Systems, Inc. all intellectual property related to a development project designed to provide front-to-back analysis and total refractive measurement of the eye. The technology we acquired included the acquisition of two U.S. patents, six foreign patents, and a pending patent application along with an exclusive license to nine patents that were intended to be used to complete development of an integrated refractive diagnostic workstation. This technology acquisition led to the development of our AstraMax integrated diagnostic workstation. The AstraMax can be utilized as a stand-alone diagnostic unit or as part of our CustomEyes approach to custom ablation plans. We believe that the AstraMax integrated diagnostic workstation is the first product to integrate precision diagnostic measurements such as anterior and posterior corneal elevation, corneal thickness, anterior chamber depth and measurements of photopic and scotopic pupil size into a single instrument. The underlying technology for the AstraMax is the subject of 14 U.S. patents that have either been issued to us or for which we have a license. We plan to add wavefront analysis to the AstraMax's capabilities at a later time. The precision measurements from the AstraMax integrated workstation will be utilized in our CIPTA and AstraPro software for planning custom ablations. CIPTA is a custom ablation planning software to which LaserSight has had distribution rights on a worldwide basis since November 2001. International clinical testing of our internally developed AstraPro planning software has begun and we plan to begin our U.S. IDE clinical trials during 2002. Any custom ablation software will require clinical trials and FDA approval prior to sale in the U.S. We believe our CustomEyes approach to custom ablation represents a new standard of eye care that goes beyond conventional laser vision correction by individualizing the laser treatment utilizing a patient-specific set of diagnostic criteria intended to address and control both refractive error and optical aberration that has either been induced by prior refractive surgery or is naturally occurring.

PRODUCTS

         EXCIMER LASERS

         LaserSight was the first company to develop an advanced precision microspot scanning excimer laser system. The LaserScan LSX and recently announced AstraScan (for international use) excimer laser systems have evolved from the patented optical scanning system incorporated in the Compak-200 Mini-Excimer laser system, introduced internationally in 1994. Since the introduction of the Compak-200 laser system we have offered several generations of our scanning laser, each incorporating enhancements and new features. We have sold our precision microspot scanning excimer laser systems in over 30 countries and believe our installed base of approximately 400 scanning laser systems, including over 220 of our advanced laser system, the LaserScan LSX, is among the largest installed bases of scanning laser systems in the industry. The AstraScan model incorporates the same precision microspot scanning features along with an advanced eye tracking system, improved lighting and a redesigned "delivery arm" on the laser to make the microscope and joystick more functional and allow for keratome placement. The AstraScan features will need FDA approval before they can be sold in the U.S. Throughout the evolution of our precision microspot scanning excimer laser systems, the core concept of utilizing our proprietary precision microspot scanning software to ablate corneal tissue with a low energy, microspot laser beam at a rapid pulse repetition rate has remained the underlying basis for our technology platform.

         In November 1999, the LaserScan LSX was approved by the FDA for sale in the U.S., and we began commercial shipments to U.S. customers in March 2000. In September 2001, our PMA Supplement for the LASIK treatment of myopia and myopia with astigmatism was approved by the FDA, thereby increasing the range of indications that can be treated in the U.S. using the LaserScan LSX. We believe that the patented precision microspot scanning technology and other advanced features incorporated into our LaserScan LSX excimer laser system offer refractive surgeons and patients significant advantages over broad beam and other scanning laser systems. We believe that the "SFR" technology incorporated into our LaserScan LSX offers advantages over competitive scanning laser systems. We believe that the incorporation of the smallest spot size (S), the lowest laser fluence (F) and highest repetition rate (R), together with techniques like the patented purposeful overlapping of laser pulses and random scanning patterns used by our patented precision microspot scanning technology, can lead to overall improvements in clinical results with smoother ablations, the elimination of surgical anomalies associated with broad beam laser systems such as rings, ridges and central islands, and reductions in the incidence of glare, halos and loss of night vision. We also believe that our patented SFR technology is capable of providing the highest resolution and accuracy in corneal ablations needed for custom ablation treatments. The key benefits of our laser systems include the following:

         o PRECISION MICROSPOT SCANNING LASER. The LSX and AstraScan use patented precision microspot scanning to deliver a high resolution, 0.6 millimeter low-energy "flying spot," in a proprietary, randomized pattern. They are true precision scanning software-controlled lasers that use a pair of galvanometer controlled mirrors to reflect and scan the laser beam directly onto the corneal surface, without the mechanical elements used by broad beam excimer laser systems.

         o LOWER FLUENCE. The accuracy and resolution of ablations produced by a refractive laser system is directly related to its laser fluence. Laser fluence is a measurement of the amount of energy in a laser pulse per unit area of the pulse. Lasers with lower fluence remove less corneal tissue with each laser pulse than lasers with higher fluence. When low laser fluence is delivered in a smaller laser spot, the ability of a laser system to accurately produce a predetermined laser ablation pattern is increased. Our lasers operate with a fluence of 89 mj/cm2 and have a beam size of
              0.6 to 0.8 mm. Many competitive laser systems operate with fluences up to 200 mj/ cm2 and have larger laser spots.

         o HIGHER PULSE REPETITION RATE. Operating at higher pulse repetition rates can result in a number of benefits, including reduced average procedure times and elimination or reduction of dehydration problems associated with longer exposure of the corneal tissue to ambient conditions. Our lasers operate at a pulse repetition rate of 200 Hz. Many competitive laser systems currently operate at lower pulse repetitions, often 50 Hz or less.

         o EYE TRACKING. Proper alignment of the refractive correction is important in all laser vision correction procedures, and is essential in order to perform custom ablations. Our advanced adaptive eye tracking system maintains alignment of the refractive correction relative to the visual axis of the eye, and can be turned on or off based on the refractive surgeon's clinical preference. The LaserSight advanced adaptive eye tracker is a high speed, synchronous, "active" system that is capable of following even small, involuntary eye movements. The tracking system eliminates most errors normally introduced by eye movements during untracked laser refractive surgery, and does not require dilation of the pupil or any apparatus to be in contact with the eye. Our advanced adaptive eye tracking system is currently available only on international versions of the AstraScan, and we are currently pursuing a "real time" PMA Supplement that seeks approval for use of this feature in the U.S., which could result in FDA approval in as few as 30 days.

         o SOFTWARE DRIVEN FLEXIBLE PLATFORM. Custom ablations have resulted in increased patient satisfaction in international clinical use and we believe the ability to perform custom ablations will generally result in improved visual quality, more predictable results and less post-operative regression relative to other refractive surgery techniques. We also believe that custom ablation will be the technique most preferred by refractive surgeons for correction of irregular astigmatism, decentered ablations and other surgically induced corneal irregularities. In our scanning laser, ablation profiles and spot location are determined by system software, not mechanical elements. When programmed by custom ablation software tools, our laser is able to perform custom ablations because its software has the ability to move the "flying spot" beam to the precise predetermined areas on the cornea requiring treatment. Upon receipt of FDA approvals, software upgrades can be used to readily update U.S. models to include features currently available only on international models, including the ability to treat farsightedness, astigmatism and mixed astigmatism.

         o ADVANCED DESIGN AND ERGONOMICS. Our laser's relatively light weight and compact design allows it to fit into small spaces, and its wheels enable it to be easily moved around in a multi-surgeon practice. This allows for higher utilization of the laser system. The efficient design also enables users to transport the laser to other locations.

         o IMPROVED RELIABILITY AND LOWER MAINTENANCE REQUIREMENTS. Our laser system uses a smaller lower energy laser and fewer optical elements compared to broad beam laser systems and other scanning systems on the U.S. market. This design requires less frequent replacement of expensive optical elements and a lower volume of laser gas. Savings achieved from less frequent replacement of optical elements and reduced laser gas usage translate directly into reduced down time and maintenance costs.

         o ASTRASCAN IMPROVEMENTS AND UPGRADES--CUSTOM ABLATION READY. Our AstraScan model was first introduced in November 2001 and is a custom ablation ready excimer laser system that incorporates performance improvement and features needed to produce the precise custom ablations planned with CIPTA and AstraPro software. The AstraScan incorporates the latest in technology for adaptive active eye tracking, improvements to lighting systems for surgeon viewing and eye tracking and increased working distance for the surgeon. The system also has the ability to link directly with CIPTA and AstraPro software. The AstraScan system is currently available in the international market as an upgrade to an existing LaserScan LSX system. In the U.S. market we are currently pursuing FDA approval through a combination of a real time PMA Supplement and other regulatory pathways.

         CLINICAL EXPERIENCE AND OUTCOME QUALITY

         We believe that there are several measures that should be evaluated with regard to the safety and clinical effectiveness of laser vision correction systems. These measurements include the incidence of adverse effects such as double vision, night driving problems like glare, halos or haze, the post-operative best visual acuity that can be obtained using corrective eyewear such as glasses or contact lenses, BSCVA, and the post-operative uncorrected visual acuity, or UCVA (such as whether the patient is seeing 20/20 or 20/40).

         We believe that the degree to which negative, and sometimes permanent, side effects occur as a result of refractive procedures performed using a laser system is a key measure of a laser system's performance. In some cases, the BSCVA deteriorates following a laser vision correction procedure. In addition, the incidence of side effects such as double vision or haze can substantially reduce patient satisfaction, or visual quality, even if a high level of post-operative visual acuity is achieved. The data from FDA clinical trials shows that with respect to symptoms such as corneal haze and night vision problems, the LaserSight LSX compared favorably to the data for the Visx and/or Summit broad beam laser systems. We believe these qualitative improvements are a result of the technological features of the LaserScan LSX, including larger treatment zones and a small scanning microspot that provides a smoother corneal ablation.

         CLINICAL RESULTS

         FDA clinical trials for the treatment of PRK with the LaserScan LSX laser were conducted in the U.S. on patients with nearsightedness with required levels of correction of 6 diopters and less. We believe that the average pre-operative level of required correction is a significant factor that must be taken into account in evaluating the clinical results of an excimer laser system. The average pre-operative level of required correction in our FDA clinical trials was 4.8 diopters. Six months following the procedure, approximately 85% of patients could see 20/40 or better, the refractive condition required to drive in most states without corrective lenses.

         In December 2000, we submitted to the FDA a PMA supplement for the treatment of myopia with and without astigmatism using LASIK. The prospective clinical study was performed at 10 U.S. sites by 23 surgeons. The approval received in September 2001 was for the reduction or elimination of myopia ranging from -0.5 to less than -6 diopters manifest spherical refractive error with astigmatism less than or equal to -4.5 diopters. At three months following the surgery, 90% of patients could see 20/40 or better and at six months 93% could see 20/40 or better.

         We expect the post-procedure UCVA of patients treated with our LaserScan LSX laser system following FDA approval to exceed the results obtained in our FDA clinical trials as refractive surgeons gain experience using our laser system.

         Subject to satisfactorily addressing our serious liquidity and financing needs, we intend to continue to develop and improve our technology and to aggressively continue the process of gaining regulatory approvals for our laser products in order to expand our access to the U.S. market for refractive procedures. We currently have a PMA supplement pending with the FDA to expand the use of our laser systems for the LASIK treatment of farsightedness with and without astigmatism and mixed astigmatism.

         DIAGNOSTIC AND CUSTOM ABLATION PRODUCTS

         Our CustomEyes family of diagnostic instruments and custom ablation planning tools includes the AstraMax integrated diagnostic workstation and CIPTA and AstraPro custom ablation planning software.

         ASTRAMAX. The AstraMax is an integrated diagnostic workstation that obtains precision diagnostic measurements such as anterior and posterior corneal elevation, corneal thickness, anterior chamber depth and measurements of photopic and scotopic pupil size. Prior to the AstraMax these measurements would have to be taken utilizing two or more instruments. In addition to its value as a stand-alone system, the precision diagnostic measurements provided by the AstraMax integrated workstation will be utilized in both the CIPTA software and our upcoming AstraPro software for planning custom ablations.

         We believe the primary benefits of the AstraMax system include:

         o MULTIPLE CAMERAS - The AstraMax has three stereo cameras allowing for the truest rendering of corneal data to date. Three stereo cameras capture corneal depth with greater precision and accuracy. In laser vision correction, height and depth data are essential to perform an accurate laser surgery with reliable accurate results. The Orbscan is a one-camera system.

         o SCOTOPIC AND PHOTOPIC PUPILOMETRY - The AstraMax is the only topographer that offers a full range of measurements including scotopic and photopic pupil size. We believe the quality of the patients vision is partly dependent on the size of the ablation zone equaling or exceeding the size of the scotopic pupil, something no other topographer measures.

         o POLAR GRID - Instead of the conventional concentric rings offered in most topography systems, the AstraMax contains a patented polar grid allowing the surgeon to obtain both radial and tangential information that adds to the accuracy of the data.

         The technology incorporated into our AstraMax integrated workstation is covered by a six U.S. patents assigned to LaserSight, licenses to related technologies and a number of patent applications currently undergoing examination in the U.S. and internationally.

         CIPTA AND ASTRAPRO. CIPTA was introduced to clinical use during 1996. Since that time 23 refractive surgery centers in Europe have been licensed to perform custom ablations using the CIPTA software. CIPTA is currently available in the international market. We believe our CustomEyes approach to custom ablations will represent a new standard of eye care that goes beyond conventional laser vision correction by individualizing the laser treatment utilizing a patient-specific set of diagnostic criteria intended to correct both refractive error and optical aberrations.

         For custom ablation treatments, the diagnostic data from the AstraMax will be exported to our CIPTA or AstraPro custom ablation planning software where the data will be used initially to plan custom ablation profiles intended to correct visual anomalies that may have been induced by prior refractive procedures and improve the overall quality of a patient's vision. LaserSight's approach to custom ablation is somewhat different from other competitors in that our focus has been on developing diagnostic and planning tools and techniques that improve the qualitative aspect of visual performance. Because wavefront devices have tended to focus on detecting and correcting for spherical aberrations that may be present in a patient's eye, correction of such visual defects addresses only visual acuity, or the quantitative aspect, of visual performance. Such treatments do not address the qualitative aspect of visual performance, or how well a patient is seeing under a variety of conditions.

         Our approach to custom ablation treatment uses precise measurements of corneal elevation, corneal thickness and pupil size to plan a custom ablation intended to improve visual performance by post-operatively retaining the natural prolate shape of the patient's cornea.

         KERATOME PRODUCTS

         Our MicroShape family of keratome products includes our UltraShaper durable keratome, a control console and our UltraEdge keratome blades. We commercially launched our UltraShaper durable keratome during the fourth quarter of 2001.

         The introduction of our MicroShape family of keratome products provides refractive surgeons with the opportunity to not only utilize keratomes based on the original design of the ACS, but to also take advantage of a number of significant improvements intended to make the performance of the instruments safer and more consistent. Working with refractive surgeons we were able to develop an advanced design for our UltraShaper durable keratome incorporating advancements that address a number of the issues encountered with current keratome designs. Ease of assembly after cleaning has been improved by utilizing a three-piece construction. Drive gears have been recessed to minimize the possibility of lid or lash entrapment, a constant speed drive motor is utilized and the applanation plate has been integrated into the keratome head. The blade angle is 25 degrees for a more predictable flap thickness and cut. The open design of the keratome head allows the surgeon to observe the creation of the flap. The unique blade handling and insertion system allows the surgeon to inspect the blade and insert it into the keratome head without the blade ever being touched by hands or instruments. This handling system also ensures a more positive blade location and alignment. In addition, the UltraShaper can accommodate a surgeon's preference by creating nasal and temporal flaps.

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

         We believe that future design activities may bring the performance of the UniShaper single use keratome up to the standards demonstrated by the UltraShaper and could provide the refractive surgeon with a sterilized, fully assembled and tested keratome solution that eliminates the cleaning and maintenance associated with durable keratomes.

         We acquired the right to manufacture and sell our keratomes in September 1997 from inventors Ruiz and Lenchig, who had invented the ACS (that had been manufactured and sold by Bausch & Lomb). The UniShaper single-use keratome and the UltraShaper durable keratome each incorporate the market proven features found in the ACS with new enhancements and features, including pre-assembly, transparent components for improved visibility while cutting the flap, and a dual drive mechanism with covered gears. We launched our UltraShaper durable keratome during the fourth quarter of 2001 after we completed the quality evaluation phase of our product release requirements. We believe that the UltraShaper has undergone a more rigorous clinical evaluation than any other keratome currently on the market. See "Risk Factors - Company and Business Risks
- Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products."

         PRODUCT UPGRADES AND OTHER PRODUCTS

         As a convenience to our customers, we also offer a number of ancillary products that either complement our core laser system, diagnostic products and keratome product portfolio or leverage our laser technology. We offer various upgrades and modules to purchasers of prior models of our excimer laser systems, including the AstraScan upgrade to international customers for existing LaserScan LSX systems, AccuTrack eye tracking system for international customers, a video display system for observation or recording of refractive procedures, and the latest version of our proprietary software, version 9.0, that provides international users with features including expanded treatment options and patient databases. In addition, we offer certain scientific lasers and related equipment for medical research and scientific research applications. Our revenue from sales of our ancillary and other products generally is included in refractive product net revenue and represents, in the aggregate, less than 5% of our total refractive product net revenue.

GROWTH STRATEGY

         Our goal, subject to our ability to obtain adequate financing, is to become a significant worldwide provider of excimer laser systems, diagnostic and custom ablation products, single-use and durable keratomes and other products for the refractive vision correction industry. We believe that our more than eight years of experience in the manufacture, sales and service of excimer laser systems, our significant penetration of international markets and the advanced technology of our laser systems diagnostic instruments, ablation planning software and keratome products provide us with a strong platform for future growth as we continue to penetrate the U.S. and international markets for refractive surgical lasers and instruments.

         The following are the key elements of our growth strategy:

         o EXPAND MARKET SHARE IN U.S. EXCIMER LASER MARKET. We believe that our LaserScan LSX and AstraScan precision microspot scanning excimer laser systems represent a significant technological advancement over the broad beam and other scanning laser systems currently being marketed in the U.S., as our precision microspot scanning lasers can provide more precise corneal ablations, reduced visual side effects, enhanced visual acuity and shorter procedure times. We also believe that our precision microspot scanning technology can provide the precision and accuracy needed for custom ablations when custom treatments are approved in the U.S. market.

         o EXPAND MARKET SHARE IN INTERNATIONAL EXCIMER LASER MARKET. We believe that our LaserScan LSX and AstraScan precision microspot scanning excimer laser systems represent a significant technological advancement over the other scanning laser systems currently being marketed internationally, as our precision microspot scanning lasers can provide more precise corneal ablations, reduced visual side effects, enhanced visual acuity and shorter procedure times. We also believe that the availability of

              CIPTA and our AstraMax during 2002 will provide a custom ablation solution internationally that will improve our sales opportunities.

         o PENETRATE WORLDWIDE DIAGNOSTIC INSTRUMENT MARKET. We believe that our AstraMax integrated diagnostic workstation also represents a significant technological advancement over existing corneal topographers since it is a single instrument that more precisely obtains a wide variety of diagnostic information not provided by current topographers. In addition, the AstraMax's precise measurements are over the total area of the cornea thus providing the necessary information for planning custom ablations.

         o ESTABLISH STRONG POSITION IN CUSTOM ABLATION MARKET. By combining the capabilities of our laser system with the AstraMax and CIPTA, we believe we will be in a position to benefit from a viable custom ablation package in the international market during 2002. We believe that success in the international market will translate into customer awareness in the U.S. market, improving our custom ablation opportunities domestically in the future.

         o PENETRATE WORLDWIDE KERATOME AND KERATOME BLADE MARKETS. We believe that a key competitive strength of our MicroShape family of keratome products is the relative simplicity and ease of use of our UltraShaper durable keratome and fact that the flexibility of the keratome control console offers refractive surgeons the option to utilize either a single-use or durable keratome based on their clinical preference. Commercial shipments of our UltraShaper durable keratome began in the fourth quarter of 2001.

         o GENERATE RECURRING REVENUE STREAMS. We have positioned our business to benefit from the anticipated future growth in refractive vision correction procedure volume. In addition to receiving the purchase price for each laser system sold in the U.S., we believe we will generate recurring revenue streams by participating in per procedure fees resulting from the use of our laser systems. We also believe that the license fees related to use of our CIPTA and AstraPro ablation planning software and our UltraEdge keratome blades, that are intended to be replaced after each procedure when used in durable keratomes, all provide potential additional sources of recurring revenue for us. We are also pursuing service contracts for customers with lasers no longer under warranty.

         o PROPRIETARY TECHNOLOGY LEADERSHIP. We believe that technological advances in the refractive vision correction market will continue to evolve through the advancement of existing technologies and the introduction of new treatment modalities. Accordingly, we believe we have developed a strong intellectual property portfolio. For example, in March 2000, we acquired the intellectual property that we have developed into our AstraMax integrated diagnostic workstation. In January 2002, we received notice of allowance of the reissuance of our scanning patent, now known as the `504 Scanning Patent, covering methods for performing ophthalmic surgery using a scanning laser with 68 additional claims.

SALES AND MARKETING

         We sell our excimer laser systems, diagnostic products, keratomes and related products through a direct sales force, independent sales representatives and distributors. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of approximately 400 scanning lasers, including over 220 of our LaserScan LSX laser systems.

         EXCIMER LASER SYSTEMS

         Following receipt of FDA approval of the LaserScan LSX in November 1999, we began to commercially market our excimer laser systems in the U.S. We employ four sales professionals targeting key refractive markets within the U.S. These territorial managers are responsible for sales within their respective territories. We are currently considering the use of one or more distributors to expand our market capabilities in the U.S.

         Laser system sales in international markets are generally to hospitals, corporate centers or established and licensed ophthalmologists. Internationally we market our excimer laser systems in Canada, Europe, Asia, South and Central America, and the Middle East. We currently employ four territorial managers who are responsible for sales in international markets, both directly and through our approximately 35 independent distributors and representatives within their respective territories.

         All of our distributors and representatives have been selected based on their experience and knowledge of their respective ophthalmic equipment market. In addition, the selection of international distributors and representatives is also based on their ability to offer technical support. Distributor and representative agreements provide for either exclusive territories, with continuing exclusivity dependent upon achievement of mutually-agreed levels of annual sales, or non-exclusive agreements without sales minimums. Currently, separate distributor and representative agreements are in place for all major market areas. During 2001, approximately 67% of our product sales resulted from distributors and representatives with the balance from sales made by employees of LaserSight. Our distributors in Mexico and China were each responsible for generating sales of 11% of our consolidated revenues in 2001. No single distributor was responsible for generating sales in excess of 10% of our consolidated revenues in 2000.

         In conjunction with our sales activities, we participate in a number of foreign and domestic ophthalmology meetings, exhibits and seminars. Historically, two large U.S. meetings, the American Academy of Ophthalmology and the American Society of Cataract and Refractive Surgery, have yielded substantial interest in our products.

         We believe that educating our customers and informing them about system developments is an important way to ensure customer satisfaction and desirable clinical results. Our clinical specialists are available to travel to a customer site to train the refractive surgeon on how to safely operate our excimer laser system and keratome products and achieve optimum clinical results. We have also developed an extensive set of written materials to inform refractive surgeons about how our laser system and keratomes work and a series of marketing related materials to assist the surgeon in marketing his refractive practice to his patient base.

         DIAGNOSTIC AND CUSTOM ABLATION PRODUCTS

         We currently employ two people responsible for the sales of our AstraMax products, in addition to our laser system sales force and distributors, who will offer bundled packages including, for example, a laser system with an AstraMax. In addition, we are in discussions with third parties to distribute our AstraMax product. It is not clear whether we will be able to formalize an AstraMax distribution agreement on terms acceptable to us.

         CIPTA is primarily sold by the same employees or distributors who are responsible for the sales of laser systems. Any custom ablation software will require clinical trials and FDA approval prior to sale in the U.S.

         KERATOME PRODUCTS

         In 2001, all marketing and manufacturing arrangements with Becton Dickinson were ended. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance." We have an employee responsible for marketing and distributing our keratome products in the U.S. in addition to our laser system sales force and distributors internationally, who will offer bundled packages including, for example, a laser system with an UltraShaper. We are currently in discussions with a managed network of independent sales representatives to distribute our keratome related products. It is not clear whether we will be able to formalize a distribution agreement on terms acceptable to us.

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

         We contracted with TUI Lasertechnik und Laserintegration GmbH, Munich, Germany, in 1996 to develop an improved performance laser head based on their innovative technology and our performance specification and laser lifetime requirements. We began to incorporate this new laser head into our products, notably the LaserScan LSX, in the fourth quarter of 1997. Currently, TUI is a single source for the laser heads used in the LaserScan LSX. Currently, SensoMotoric Instruments GmbH, Teltow, Germany, is a single source for the eye tracker boards used in the both the LaserScan LSX and the AstraScan. We continue to evaluate joint ventures with critical suppliers as well as other potential supplier relationships.

         DIAGNOSTIC AND CUSTOM ABLATION PRODUCTS

         Our AstraMax integrated diagnostic workstation is being manufactured in our Winter Park manufacturing facility. These manufacturing operations also primarily consist of assembly, inspection and testing of parts and system components to assure performance and quality. We acquire components of the AstraMax and assemble them into a complete unit from components that include both "off-the-shelf" materials and assemblies and components that are produced by others to our design and specifications. We conduct a series of final system integration and acceptance tests prior to shipping a completed system. The proprietary computer software that operates the diagnostic workstation was developed and is maintained internally.

         The AstraPro software is under development by LaserSight's software engineers and will be distributed from Winter Park when it has been released for commercial shipment. The CIPTA software that is being distributed under an agreement with Ligi Technologie Medicali, Taranto, Italy, was developed by that company. Any custom ablation software will require clinical trials and FDA approval prior to sale in the U.S.

         KERATOME PRODUCTS

         The components of the UltraShaper durable keratome are being manufactured exclusively for us by Owens Industries, Inc. Owens is experienced in the machining and assembly of precision instruments. The components are then assembled and tested in our Winter Park manufacturing facility. The control console for our keratomes is manufactured for us by Humphrey Instruments, a division of Carl Zeiss, Inc., located in San Leandro, California.

         The UniShaper single-use keratome has been manufactured for us under an exclusive agreement with Frantz Medical Development Ltd., an ISO 9001 certified company experienced in the manufacture of disposable medical devices from engineering-grade polymer. This agreement had a 30-month term, expiring in May 2002, that obligated us to purchase 50,000 units during each year of the contract following receipt of final product approval. This agreement has been suspended indefinitely until it is determined that design changes can be incorporated into the UniShaper to make it clinically viable.

         Our UltraEdge keratome blades have historically been manufactured by Becton Dickinson pursuant to our manufacturing agreement with them. That agreement was terminated during 2001. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance." We are currently in discussions with another company to manufacture our keratome blades. It is not clear whether we will be able to formalize a keratome blade manufacturing agreement on terms acceptable to us. We currently have in inventory enough keratome blades to satisfy anticipated demand through 2002.

COMPETITION

         EXCIMER LASER SYSTEMS

         The vision correction industry is subject to intense, increasing competition. We operate in this highly competitive environment that has numerous well-established U.S. and foreign companies with substantial market shares, as well as smaller companies. Many of our competitors are substantially larger, better financed, better known, and have existing products and distribution systems in the U.S. marketplace. FDA approval requirements are a significant barrier to entry into the U.S. market for commercial sales of medical devices. Two of our competitors, Visx and Alcon (Summit), received FDA approval of their broad beam laser systems several years ago, and have manufactured and sold laser systems that currently account for about 60% of the installed excimer laser systems in the U.S.

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

         Currently, five manufacturers, Visx, Alcon, Nidek, Bausch & Lomb and LaserSight, have excimer laser systems with the required FDA approval to commercially sell the systems in the U.S. Some of the approvals are for broader labeled indications, a key competitive element in the industry. A laser system with broader labeling approvals is attractive because it enlarges the pool of laser vision correction candidates to whom the procedure can be marketed. At present, the laser systems manufactured by our competitors in the U.S. market have FDA approval to perform a wider range of treatments than our laser system, including higher degrees of nearsightedness and in the case of Visx and Alcon, farsightedness. These approvals have given Visx a competitive advantage, with laser systems sold by Visx having performed nearly 60% of the laser vision correction procedures performed in the U.S. in 2001. Our LaserScan LSX excimer laser system is not presently approved to treat farsightedness or more than -6 diopters of nearsightedness in the U.S. with our PRK approval or up to a spherical equivalent of -6 diopters of nearsightedness and astigmatism with our LASIK approval. Our PMA supplements for treatment of farsightedness with astigmatism and mixed astigmatism are presently pending. While regulatory approvals play a significant role with respect to the U.S. market, competition from new entrants may be prevalent in other countries where regulatory barriers are lower.

         In February 2000, Visx announced that it was reducing the fee it charges to customers from $250 to $100 for each laser vision correction procedure performed on an excimer laser manufactured by Visx. Shortly after this announcement, Alcon announced it would also reduce its licensing fee to $100, plus an additional $25 for astigmatism and hyperopia correction and $150 for its Ladarvision systems. Bausch & Lomb has indicated it will charge a fee of up to $130 for each laser vision correction procedure performed on an excimer laser manufactured by Bausch & Lomb. We are currently charging a per procedure fee of up to $130. Nidek has not charged per procedure fees. The per procedure fees received by us as well as our competitors who currently receive such fees are subject to change based on competitive factors and changing market conditions, and there can be no assurance that such fees will not be reduced or eliminated in the future.

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

         DIAGNOSTIC AND CUSTOM ABLATION PRODUCTS

         The topography market is segmented into higher priced (Bausch & Lomb's Orbscan) and lower priced markets (manufactured by Humphrey, Tomey and others). We expect to primarily compete against the Orbscan. Our AstraMax instrument will also be competing against another class of instruments based on wavefront technology for use in planning custom ablation treatments. The target market for higher-priced topographers is refractive surgeons, general ophthalmologists and optometrists. Sales for the AstraMax will initially be targeted mostly to refractive surgeons. The market has shown acceptance of new technology, and is being fueled by the need to obtain more accurate corneal height data in an effort to provide consistent and accurate results in LASIK surgery as well as screen out poor candidates for the procedure.

         We believe the Orbscan system has the highest market share of topographers in the market today. We believe, subject to satisfactorily addressing our serious liquidity and financing needs, the AstraMax will compete well against the features offered by the Orbscan as well as provide the additional benefits described earlier that should position the AstraMax as the next generation in corneal topography.

         KERATOME PRODUCTS

         In the market for keratome products, Bausch & Lomb sold a majority of the keratomes and keratome blades used by refractive surgeons in the U.S. in 2000 and 2001. We believe competition in the market for keratome products is primarily on the basis of performance, ease of use, design, automation, price, availability, regulatory approvals, royalty payments, warranty coverage and customer service capabilities. We believe that performance, ease of use, design, automation, and price are among the most significant, and believe that we compete favorably with respect to these factors. In addition to Bausch & Lomb, our principal competitors in the keratome and keratome blade business include Moria and Innovative Optics.

INTELLECTUAL PROPERTY

         There are a number of U.S. and foreign patents or patent rights relating to the broad categories of laser devices, use of laser devices in refractive surgical procedures, delivery systems for using laser devices in refractive surgical procedures, keratometers, and keratomes. We maintain a portfolio of what we believe to be strategically important patents, patent applications, and licenses. Our patents, patent applications and licenses generally relate to the following areas of technology: UV and infrared-wavelength laser ablation for refractive surgery, our precision microspot laser scanning system, harmonic conversion techniques for solid state lasers, calibration of refractive lasers, eye tracking, treatment of glaucoma and other retinal abnormalities, keratometer design, enhanced techniques for corneal topography, techniques for treatment of nearsightedness and farsightedness, techniques to optimize clinical outcomes of refractive procedures, and keratome design. We monitor intellectual property rights in our industry on an ongoing basis and take action, as we deem appropriate, including protecting our intellectual property rights and securing additional patent or license rights.

         Among the more significant of our intellectual properties are our `504 Scanning Patent, solid-state laser-related, and keratometer patents. In May

1996, we were granted the original '679 Scanning Patent relating to an ophthalmic surgery method utilizing a non-contact scanning laser. In 1998 we petitioned the U.S. Patent and Trademark Office for reissue of this patent, and in January 2002 the U.S. Patent and Trademark Office reissued the `679 Scanning Patent as the `504 Scanning Patent. Prior to reissue, the original '679 Scanning Patent included one independent claim and 23 total claims. The reissue application added nine new independent claims, and a total of 67 additional claims to better encompass the breadth of technology to which we are entitled. The 23 original claims remain essentially unchanged. The fundamental teachings of the original '679 Scanning Patent cover a refractive laser system using an excimer laser with low energy and a high laser pulse repetition rate to ablate corneal tissue with small pulses delivered to the corneal surface in an overlapping pattern. Through the reissue process, we were able to broaden several elements of the `679 Scanning Patent's original claims by removing certain restrictive elements. In September 2001, we received $3.0 million in cash for a non-exclusive license agreement with Bausch & Lomb for what is now our `504 Scanning Patent. In December 2001, Bausch & Lomb exercised an option to license additional intellectual property owned by us for an additional payment of $2.0 million. Of this total, approximately $0.8 million was due to TLC Laser Eye Centers Inc. (TLC) under a separate license agreement. See "-Other Intellectual Property."

         Our U.S. Patent No. 5,144,630 relates to a solid-state laser operating at multi-wavelengths using harmonic frequency conversion techniques. This is the technology incorporated into our developmental solid-state system that can produce both infrared and ultraviolet wavelengths.

         Two of our U.S. patents, Nos. 5,847,804 and No. 5,953,100, cover a multi-camera corneal analysis system that is the underlying technology for our AstraMax diagnostic workstation. This state-of-the-art multi camera (stereo) technology provides the precise corneal height measurements that will be critical for the planning of custom ablation treatments when these treatments are commercially available.

         A number of our competitors, including Visx and Alcon, have asserted broad intellectual property rights in technology related to excimer laser systems and related products, and intellectual property lawsuits are sometimes a competitive factor in our industry. We believe that we own or have a license to all intellectual property necessary for commercialization of our products.

         PATENT SEGMENT. Prior to 2001, we generated royalty income pursuant to license agreements with respect to certain of our intellectual property rights, primarily the Blum Patent and related license agreements we acquired from International Business Machines Corporation (IBM) in August 1997. These patents (IBM Patents), the Blum Patent and U.S. Patent No. 4,925,523 (Braren Patent) relate to the use of ultraviolet light for the removal of organic tissue and may be used in laser vision correction, as well as for non-ophthalmic applications, and is the fundamental blocking patent that underlies the technology of ultraviolet laser refractive surgery. Under the license agreements with Visx and Alcon we acquired from IBM, Visx and Alcon were each obligated to pay a royalty to us on all excimer laser systems they manufacture, sell or lease in the U.S., excluding those systems manufactured in the U.S. and sold into a country where a foreign counterpart to the IBM Patents exists.

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

         In March 2001, we entered into a business arrangement with Alcon regarding the Blum Patent. As part of the arrangement, we sold the Blum Patent to Alcon for $6.5 million and assigned to Alcon certain licenses to the Blum Patent. We retained a non-exclusive royalty free license under the Blum Patent and at the time retained the license to the Blum Patent that was granted to Visx. LaserSight and Alcon will share in royalties received from any future licenses to the Blum Patent and we will also receive a portion of any recovery from parties found to be infringing the Blum Patent. Including the transaction with Alcon, we will have received a total of approximately $24 million from the Blum Patent and will continue to enjoy a royalty free license in the U.S.

         In May 2001 as part of our Settlement and License Agreement with Visx we sold them a fully paid up license to the Blum Patent.

         OTHER INTELLECTUAL PROPERTY. We believe that our other intellectual property rights are valuable assets of our business. For example, our U.S. Patent No. 6,213,605 covers the checkered polar grid utilized in our AstraMax diagnostic workstation and our U.S. Patent No. 6,234,631 covers the combination of advanced corneal topography and wavefront aberration measurement into a single instrument and relates to future plans for our AstraMax diagnostic workstation. We entered into an agreement with a subsidiary of TLC in October 1998 that grants us an exclusive license under U.S. Patent No. 5,630,810 (TLC Patent) relating to a treatment method for preventing the formation of central islands during laser surgery. Central islands are a problem generally associated with laser refractive surgery performed with broad beam laser systems used to ablate corneal tissue. We have agreed to pay TLC for the term of the exclusive license 20% of the aggregate net royalties we receive in the future from licensing the TLC patent and other patents currently owned by us. We owe TLC 20% of the net proceeds of this license, or approximately $0.8 million. Approximately half of this amount will be offset against a laser receivable owed to us by TLC. The TLC Patent is currently in reissue at the U.S. Patent and Trademark Office.

         The extent of protection that may be afforded to us by our patents, or whether any claim embodied in our patents will be challenged or found to be invalid or unenforceable, cannot be determined at this time. Our patents and other pending applications may not afford a significant advantage or product protection to us.

         We maintain an internal program that encourages development of patentable ideas. As of March 29, 2002, we have approximately 30 U.S. patent applications undergoing prosecution at the U.S. Patent and Trademark Office and a number of counterparts to these applications filed internationally. Our patent applications generally relate to the use of laser devices in refractive surgical procedures, delivery systems and other technology related to the use of laser devices in refractive surgical procedures, diagnostic devices for eye measurements, and keratomes.

         In the U.S., our trademarks include LaserSight(R), LaserSight Technologies, Inc.(R), LSX(R), LaserScan LSX(R), MicroShape(R), UltraShaper(R), UltraEdge(R), UniShaper(R) and AccuTrack(R). We have also applied for registration of eight additional trademarks.

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

         CLASS III DEVICES. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA requires PMAs. The process of obtaining approval of a PMA application is lengthy, expensive and uncertain. It may require the submission of extensive clinical data and supporting information to the FDA. Human clinical studies may be conducted only under an FDA-approved protocol and must be conducted in accordance with FDA regulations. In addition to the results of clinical trials, the PMA application includes other information relevant to the safety and efficacy of the device, a description of the facilities and controls used in the manufacturing of the device, and proposed labeling. After the FDA accepts a PMA application for filing and reviews the application, a public meeting may be held before an FDA advisory panel comprised of experts in the field.

         After the PMA is reviewed and discussed, the panel issues a favorable or unfavorable recommendation to the FDA. Although the FDA is not bound by the panel's recommendations, it historically has given them significant weight. If the FDA's evaluation of the PMA application is favorable, the FDA typically issues an "approvable letter" requiring the applicant's agreement to comply with specific conditions (such as specific labeling language) or to supply specific additional data (such as post-approval patient follow-up data) or other information in order to secure final approval. Once the approvable letter is satisfied, the FDA will issue approval for certain indications that may be more limited than those originally sought by the manufacturer. The PMA approval can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in enforcement action, including withdrawal of the approval. Products manufactured and distributed pursuant to a PMA will be subject to extensive, ongoing regulation by the FDA. The FDA review of a PMA application generally takes one to two years from the date such application is accepted for filing but may take significantly longer. The review time is often significantly extended by FDA requests for additional information, including additional clinical trials or clarification of information previously provided.

         Modifications to a device subject to a PMA generally require approval by the FDA of PMA supplements or new PMAs. We believe that our excimer laser systems require a PMA or a PMA supplement for each of the surgical procedures that they are intended to perform. The FDA may grant a PMA with respect to a particular procedure only when it is satisfied that the use of the device for that particular procedure is safe and effective. In granting a PMA, the FDA may restrict the types of patients who may be treated and the ranges of treatment.

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

         During 1994, we began the clinical studies required for approval and commercialization of our laser scanning system in the U.S. In April 1998, we filed a PMA application for PRK treatment of nearsightedness using our scanning laser system. We received notification from the FDA that our laser system had received PMA approval for PRK treatment of low to moderate nearsightedness in November 1999.

         We also began a clinical trial of our scanning laser system for LASIK treatment of nearsightedness and nearsightedness astigmatism in Canada in late 1998 and received Device License Approval from Canadian Medical Devices Bureau in mid-1999.

         In September 2001, we received notification from the FDA that the PMA approval our laser system was expanded to the LASIK treatment of myopia and myopic astigmatism for correction of manifest spherical refractive error of up to -6 diopters with up to -4.5 diopters of astigmatism. We then received FDA approval to increase our laser pulse rate to 200 Hz.

         In November 2001, we submitted a PMA supplement seeking approval for the treatment of farsightedness, with and without astigmatism, and mixed astigmatism utilizing the LASIK procedure. The PMA supplement reflecting this data is currently pending with the FDA.

         CLASS I OR II DEVICES. Devices deemed to pose relatively less risk are placed in either Class I or II, which requires the manufacturer to submit a 510(k) premarket notification, unless an exemption applies. The premarket notification must demonstrate that the proposed device is "substantially equivalent" to a "predicate device" that is either in Class I or II, or is a "pre-amendment" Class III device that was in commercial distribution before May 28, 1976, for which the FDA does not require PMA approval. The FDA issued determinations of equivalency for our UniShaper single-use keratome in January 1998 and for our UltraShaper durable keratome in January 2000. Our UltraEdge keratome blades received 501(k) clearance in May 2000.

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

         In January 2001, we received notification from the FDA that the Company may begin commercial distribution of its AstraMax diagnostic workstation.

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

         The EU Medical Directives include requirements under EU laws regarding the placement of various categories of medical devices on the EU market. This includes a "directive" that an approved "Notified Body" will review technical and medical requirements for a particular device. All clinical testing of medical devices in the EU must be done under the Declaration of Helsinki, which means that companies must have ethics committee approval prior to commencement of testing, must obtain informed consent from each patient tested, and the studies must be monitored and audited. Patient records must be maintained for 15 years. Companies must also comply with the Medical Device Vigilance reporting requirements. In obtaining the CE Mark for our excimer laser system, we demonstrated that we satisfied all engineering and electro-mechanical requirements of the EU by having our manufacturing processes and controls evaluated by a Notified Body (Semko) for compliance with EN46001, ISO 9002 and ISO 9001 requirements, and conducted a clinical study in France to confirm the safety and efficacy of the excimer laser system on patients.

RESEARCH AND DEVELOPMENT

         We continue to research and develop new laser products, laser systems, product upgrades enhancements, keratome products, including alternate ring size and flap thickness for our UltraShaper durable keratome, and ancillary product lines. In March 2000, we acquired the intellectual property that we have developed into the AstraMax that we expect to be commercialized during the second quarter of 2002. We believe the AstraMax will assist us in developing our custom ablation treatment plan capabilities.

         Other research and development projects include the development of a solid-state laser and enhancements for our advanced eye-tracking system that is standard on the international model of LaserScan LSX. The solid-state laser is the first true non-gas laser capable of delivering a laser beam in the ultraviolet spectrum (common to all excimer lasers used for refractive surgery). In addition, the solid-state laser could be capable of generating multiple wavelengths, thus permitting its use for other ophthalmic procedures that now require separate lasers.

         Our historical solid-state research and development efforts have resulted in the identification of many features that have been subsequently incorporated into our excimer laser system. We intend to continue to direct efforts at an appropriate level towards the development of this system as resources allow. As is the case with many new technology products, the commercialization of the solid-state laser is subject to potential delays.

         While the risk of failure of these specific activities may be significant, we believe that if developed, these products could provide us with a leading edge technology that would further differentiate our products from other companies in the industry. There is no assurance that any of these research and development efforts will be successful.

HEALTH CARE CONSULTING SERVICES

         Our health care services segment has historically provided health care and vision care consulting services to hospitals, managed care companies and physicians through our TFG subsidiary. The core business of TFG was two-fold: developing and maintaining physician databases for clients' needs and providing customized strategic plans. Services included physician recruitment tools, competitive intelligence, demand studies, community health analyses and distribution channel mapping. TFG clients included multi-hospital health systems, community hospitals, academic medical centers, specialty health care providers and manufacturers and distributors of health care products.

         This subsidiary's financial results had been improving. However, due to our increased focus on refractive product development and commercialization, management decided, with board affirmation, to wind down the subsidiary within a reasonably short timeframe. Therefore, since this subsidiary has been accounted for as a separate segment, the remaining goodwill associated with TFG has been expensed in 2001 and its results are accounted for as a discontinued operation as of December 31, 2001.

EMPLOYEES

         As of December 31, 2001, we had 115 full-time employees and one part-time employee. None of our employees is a member of a labor union or subject to a collective bargaining agreement. LaserSight generally considers its employee relations to be good.

ITEM 2.  PROPERTIES

         Our principal offices, including executive offices and administrative, marketing and laboratory facilities, are located in approximately 17,100 square feet of space that we have leased in Winter Park, Florida. This lease expires on June 14, 2002, however, we have the option to extend the lease through January 15, 2003. We have leased approximately 15,600 square feet of additional space in Winter Park, Florida for administrative office space and manufacturing. The lease of this additional space in Winter Park expires January 31, 2004. We lease approximately 5,000 square feet of office space in St. Louis, Missouri, which lease expires July 31, 2006. We are actively looking to sublease this space. We lease approximately 6,400 square feet of space near San Jose, Costa Rica, that we use as a manufacturing facility. The lease of the San Jose manufacturing facility expires November 30, 2003. In our opinion, the various properties used in our operations are generally in good condition and are adequate for the purposes for which we utilize them.

ITEM 3.  LEGAL PROCEEDINGS

         JARSTAD. In January 2002, a customer filed a lawsuit in the Superior Court of the State of Washington in and for the County of King. The lawsuit was subsequently remanded to federal court. The lawsuit names LaserSight Technologies and an unaffiliated finance company as defendants. The lawsuit alleges various claims related to LaserSight Technologies' sale of a laser system to the plaintiff including breach of contract, breach of express warranty, breach of implied warranty, fraudulent inducement, negligent misrepresentation, unjust enrichment, violation of the consumer protection act and product liability. Plaintiffs request damages to be determined at trial, reimbursement for leasing fees, prejudgment and postjudgment interest, attorneys' fees and costs and other equitable relief. Management believes that LaserSight Technologies has satisfied its obligations under the sale agreement, and that the allegations against it are without merit and intend to vigorously defend this lawsuit. Management believes that the outcome of this litigation will not have a material adverse impact on LaserSight's business, financial condition or results from operations. However, the outcome of litigation is inherently uncertain, and an unfavorable outcome in this litigation could have a material adverse effect on LaserSight's business, financial condition and results from operations.

         DISTRIBUTORS. In October 2001, three entities that previously served as distributors for LaserSight's excimer laser system in the United States, Balance, Inc. d/b/a Bal-Tech Medical, Sun Medical, Inc. and Surgical Lasers, Inc., filed a lawsuit in the Circuit Court of the Ninth Judicial Circuit, Orange County, Florida. The lawsuit names LaserSight Technologies, Mr. Farris and James Spivey, LaserSight Technologies' Vice President of Sales, as defendants. The lawsuit alleges various claims related to LaserSight Technologies' termination of the distribution arrangements with the plaintiffs including breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with business relationships, fraudulent misrepresentation, conversion and unjust enrichment. Plaintiffs request actual damages in excess of $5,000,000, punitive damages, prejudgment interest, attorneys' fees and costs and other equitable relief. Management believes that LaserSight Technologies has satisfied its obligations under the distribution agreements, and that the allegations against LaserSight Technologies, Mr. Farris and Mr. Spivey are without merit and intend to vigorously defend this lawsuit. Management believes that the outcome of this litigation will not have a material adverse impact on LaserSight's business, financial condition or results from operations. However, the outcome of litigation is inherently uncertain, and an unfavorable outcome in this litigation could have a material adverse effect on LaserSight's business, financial condition and results from operations.

         VISX, INCORPORATED. On May 25, 2001 LaserSight settled the patent infringement action filed by Visx against LaserSight in November 1999 in the United States District Court for the District of Delaware. In connection with the resolution of this litigation LaserSight and Visx entered into a Settlement and License Agreement pursuant to which LaserSight received a license to patents held by Visx that relate to refractive excimer lasers, including United States Patents Nos. 4,718,418 and B1 5,108,388 and has agreed to pay a royalty for each procedure performed in the United States using a LaserSight refractive laser. As part of the agreement, Visx purchased a fully paid up license to U.S. Patent No. 4,784,135 (the Blum Patent). Under the Settlement and License Agreement, all economic terms and conditions are confidential. The parties filed a stipulated order dismissing the patent infringement action on June 1, 2001.

         FORMER SHAREHOLDER OF TFG. On May 14, 2001, a motion for summary judgment was granted in favor of Michael R. Farris in connection with a lawsuit that was filed on November 12, 1999 in the U.S. District Court for the Eastern District of Missouri on behalf of a former shareholder of TFG, a wholly-owned subsidiary of LaserSight. The lawsuit names Mr. Farris, LaserSight's chief executive officer, as the sole defendant and alleges fraud and breach of fiduciary duty by Mr. Farris in connection with the redemption by TFG of the former shareholder's capital stock in TFG. At the time of the redemption, which redemption occurred prior to LaserSight's acquisition of TFG, Mr. Farris was the president and chief executive officer of TFG. LaserSight's Board of Directors authorized LaserSight to retain and, to the fullest extent permitted by the Delaware General Corporation Law, pay the fees of counsel to defend Mr. Farris, TFG and LaserSight in the litigation so long as a court has not determined that Mr. Farris failed to act in good faith and in a manner Mr. Farris reasonably believed to be in the best interest of TFG at the time of the redemption. The plaintiff appealed the U.S. District Court's order granting summary judgment in favor of Mr. Farris to the United States Court of Appeals for the 8th Circuit. The appeal was heard in January 2002; on March 13, 2002 the 8th Circuit reversed the District Court related to the starting date of the statute of limitations related to an allegation of fraud committed by a fiduciary. Management believes that the allegations made by the plaintiff are without merit and intends to vigorously defend the action. Management believes that this action will not have a material adverse effect on our financial condition or results from operations.

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

         1999:                                         High        Low
         ----                                          ----        ---
         First Quarter                                $5.94      $3.88
         Second Quarter                               20.38       5.22
         Third Quarter                                17.63      12.13
         Fourth Quarter                               18.31       7.19

         2000:
         ----
         First Quarter                               $13.00      $5.50
         Second Quarter                                6.75       3.25
         Third Quarter                                 5.56       3.09
         Fourth Quarter                                3.81       0.91

         2001:
         ----
         First Quarter                                $2.47      $1.00
         Second Quarter                                3.00       1.28
         Third Quarter                                 2.33       1.00
         Fourth Quarter                                1.87       0.47

         On March 29, 2002, the closing sale price for our common stock on the Nasdaq National Market was $0.63 per share. As of March 29, 2002, LaserSight had 26,554,168 shares of common stock outstanding held by approximately 262 stockholders of record and, to our knowledge, approximately 8,426 total stockholders, including stockholders of record and stockholders in "street name."

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

         LASERSIGHT CENTERS AND FLORIDA LASER PARTNERS. Based on previously-reported agreements entered into in 1993 in connection with our acquisition of LaserSight Centers (our development-stage subsidiary) and modified in July 1995 and March 1997, we may be obligated to pay to a partnership whose partners include our Chairman of the Board and certain of our former officers and directors a royalty of up to $43 (payable in cash or in shares of common stock ("Royalty Shares")), for each eye on which PRK is performed on a fixed or mobile excimer laser system owned or operated by LaserSight Centers or its affiliates.

         As of March 29, 2002, we have not accrued any obligation to issue Royalty Shares. We cannot assure you that any issuance of Royalty Shares will be accompanied by an increase in our per share operating results. We are not obligated to pursue strategies that may result in the issuance of Centers Contingent Shares or Royalty Shares and, in fact, late in 2000 we abandoned the LaserSight Centers mobile laser strategy due to industry conditions and our increased focus on development and commercialization of our refractive products. It may be in the interest of our Chairman of the Board for us to pursue business strategies that maximize the issuance of Royalty Shares.

         FOOTHILL WARRANT. In April 1997, we issued to Foothill Capital Corporation a warrant to purchase 500,000 shares of common stock (the "Foothill Warrant") at a price of $6.067 per share. We are required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price if we sell common stock or common stock-equivalents (such as convertible securities or warrants) at a price per share that is (or could be) less than the fair market value of the common stock at the time of such sale (a "Below-Market issuance"). To date, such anti-dilution adjustments have resulted in (1) an increase in the number of Foothill Warrant shares to 598,414, and (2) a reduction to the exercise price of the Foothill Warrant shares to $4.91 per share. Additional anti-dilution adjustments to the Foothill Warrant could also result from any future Below-Market Issuance. The Foothill warrants may be exercised at any time through March 31, 2002. As of March 29, 2002, warrants for 101,414 shares of our common stock remain outstanding.

         SERIES B WARRANT. In connection with our issuance of the Series B Preferred Stock in August 1997, we issued to the former holders of the Series B Preferred Stock warrants to purchase 750,000 shares of common stock (the "Series B Warrant") at a price of $5.91 per share at any time before August 29, 2002. In connection with a March 1998 agreement whereby we obtained the option to repurchase the Series B Preferred Stock and a lock-up on conversions, the exercise price of the Series B Warrant shares was reduced to $2.753 per share. We are required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price in the event we make a Below-Market Issuance. To date, these anti-dilution adjustments and other agreements among the former holders of the Series B Preferred Stock and us have resulted in (1) an increase in the number of Series B Warrant shares to 825,132, and (2) a reduction to the exercise price of Series B Warrant shares to $2.46 per share. Additional anti-dilution adjustments to the Series B Warrants could also result from any future Below-Market Issuance. As of March 29, 2002, 140,625 of such warrants had been exercised and 684,507 of such warrants remained outstanding.

         SHORELINE WARRANT. In connection with our sale of the Series B Preferred Stock in August 1997, we issued to four individuals associated with our placement agent warrants to purchase 40,000 shares of common stock (the "Shoreline Warrant") at a price of $5.91 per share at any time before August 29, 2002. We are required to make anti-dilution adjustments to both the number of warrant shares and the warrant exercise price in the event we make a Below-Market Issuance. To date, these anti-dilution adjustments have resulted in
(1) an increase in the number of Shoreline Warrant shares to 44,186, and (2) a reduction to the exercise price of Shoreline Warrant shares to $5.28 per share. Additional anti-dilution adjustments to the Shoreline Warrants could also result from any future Below-Market Issuance of common stock. As of March 29, 2002, 8,589 of such warrants had been exercised and 35,597 of such warrants remained outstanding.

         MARCH 1999 PRIVATE PLACEMENT WARRANTS. In connection with our sale of common stock in March 1999, we issued the purchasers warrants to purchase a total of 225,000 shares of common stock at an exercise price of $5.125 per share, the closing price of the Company's common stock on March 22, 1999. The warrants have a term of five years. As of March 29, 2002, 45,000 of such warrants had been exercised and 180,000 of such warrants remained outstanding.

         CONSULTING WARRANTS. On February 22, 1999, in connection with a consulting services agreement that we entered into with Guy Numann, we issued warrants to purchase a total of 67,500 shares of our common stock at a price of $5.00 per share. One-third of the warrants become vested on each annual anniversary of the grant until all the warrants are vested. To the extent vested, the warrants are exercisable at any time prior to February 22, 2004. As of March 29, 2002, 45,000 of such warrants had vested and all such warrants remained outstanding.

         SEPTEMBER 2000 PRIVATE PLACEMENT WARRANTS. In connection with our sale of common stock in September 2000, we issued the purchasers warrants to purchase a total of 600,000 shares of common stock at an exercise price of $3.60 per share. The warrants have a term of three years. As of March 29, 2002, all such warrants remained outstanding.

         HELLER WARRANTS. In connection with our March 2001 loan agreement with Heller Healthcare Finance, Inc., we issued the Heller warrants to purchase a total of 243,750 shares of common stock at an exercise price of $3.15 per share. The warrants have a term of three years. As of March 29, 2002, all such warrants remained outstanding.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The summary financial information as of and for each of the years in the five-year period ended December 31, 2001 is derived from our consolidated financial statements for such years. The financial data presented below have been restated to present the discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

                                                (In thousands, except for per share amounts)
                                           2001            2000            1999            1998            1997
                                           ----            ----            ----            ----            ----
Net sales                                $ 13,468        $ 33,697        $ 21,374        $ 17,080        $ 23,180
Gross profit                                6,083          18,892          11,753          11,031          11,010
Loss from operations                      (26,121)        (21,787)        (14,390)        (10,919)         (8,141)
Gain on sale of subsidiaries                   --              --              --             364           4,129
Loss from continuing operations           (22,663)        (21,021)        (13,712)        (11,109)         (5,252)
Net loss                                  (26,190)        (21,430)        (14,424)        (11,882)         (7,253)
Conversion discount on
    preferred stock                            --              --              --            (859)            (42)
Dividends and accretion
    on preferred stock                         --              --              --          (2,752)           (298)
Loss attributable to common
    stockholders                          (26,190)        (21,430)        (14,424)        (15,493)         (7,593)
Basic loss per common share                 (1.04)          (1.02)          (0.89)          (1.26)          (0.80)
Diluted loss per share                      (1.04)          (1.02)          (0.89)          (1.26)          (0.80)

Working capital                            13,864          20,680          21,648          14,875          12,730
Total assets                               36,310          51,876          49,379          43,873          50,461
Long-term obligations                       2,926             110             100             560             500
Redeemable convertible
    preferred stock                            --              --              --              --          11,477
Stockholders' equity                       15,472          37,335          39,578          34,015          27,040


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of LaserSight's consolidated results of operations and consolidated financial position should be read in conjunction with the Selected Consolidated Financial Data and LaserSight's consolidated financial statements, including the notes thereto, appearing elsewhere in this report. We have significant liquidity and captial resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations and our auditors have indicated that our recurring losses from operations and net capital deficiency raises substantial doubt about our ability to continue as a going concern. See "Liquidity and Capital Resources" and "Risk Factors and Uncertainties--We have experienced significant losses and operating cash flow deficits and we expect that operating cash flow deficits will continue and absent further financing or significant improvement in sales, potentially result in our inability to continue operations."

         All references to years are to LaserSight's fiscal years ended December 31, 2001, 2000 and 1999, unless otherwise indicated.

OVERVIEW

         LaserSight's net loss for 2001 was $26,189,692, or $1.04 per basic and diluted common share, on net sales of $13,468,039, while the net loss for 2000 was $21,430,081, or $1.02 per basic and diluted common share, on net sales of $33,697,056. The net losses are primarily attributable to the expenses generated by our refractive products segment.

         LaserSight is principally engaged in the manufacture and supply of microspot scanning excimer laser systems, software for custom ablation planning and programming, diagnostic products for precision measurements of the eye, keratomes, keratome blades and other related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of approximately 400 scanning laser systems outside the U.S., including over 220 of our LaserScan LSX laser systems.

         In November 1999, we received FDA approval for commercialization of our LaserScan LSX laser systems in the U.S., and shipments of that product in the U.S. began in March 2000.

         Our MicroShape family of keratome products includes our UltraShaper durable keratome, a control console, and our UltraEdge keratome blades. We began commercial shipments of our UltraShaper durable keratomes during the second quarter of 2001, and anticipate that sale of UltraEdge keratome blades will provide us with the opportunity to participate in the significant growth in refractive laser vision correction procedure volume by generating a recurring revenue stream.

         We believe that our LaserScan LSX laser system will make a more significant contribution to our future operating results as a result of the increased shipments of these laser systems to U.S. customers after we received FDA approval for treatment of myopia with astigmatism in September 2001. In addition, the commercial launch of our UltraShaper durable keratome in the fourth quarter of 2001 and the expected commercialization of our AstraMax diagnostic workstation during 2002 should contribute to our future operating results. As a result of these significant developments, our historical financial statements may not be indicative of our future performance. However, we expect to continue to incur a loss and a deficit in cash flow at least through the first half of 2002.

         We also license our `504 scanning patent to other participants in the excimer laser industry. For information regarding our export sales and operating revenues, operating profit (loss) and identifiable assets by industry segment, see Note 14 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results. The percentages presented below have been restated to present the discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

                                                                               Percentage Increase (Decrease)
                                         As a Percentage of Net Sales                Over Prior Periods
                                            Year Ended December 31,                Year Ended December 31,
                                             2001     2000     1999            2000 to 2001      1999 to 2000
                                             ----     ----     ----            ------------      ------------
Statements of Operations Data:
Net revenues:
  Refractive products                        97.1%    92.2%    90.8%              (57.9)%            60.1%
  Patent services                             2.9      7.8      9.2               (85.1)             33.6
                                           ------   ------   ------
    Net revenues                            100.0    100.0    100.0               (60.0)             57.7
Gross profit (1)                             45.2     56.1     55.0               (67.8)             60.7
Research, development and
    regulatory expenses (2)                  24.3     13.7     14.7               (29.2)             47.2
Other general and administrative
    expenses                                176.4     65.2     74.9                 8.2              37.2
Selling-related expenses (3)                 34.7     22.6     22.0               (38.7)             61.8
Amortization of intangibles                   3.7      7.0     10.7               (78.7)              3.1
Impairment loss                                --     12.2       --                 N/M               N/M
                                           ------   ------   ------
Loss from operations                       (193.9)   (64.6)   (67.3)               19.9              51.4

--------------------------------------------------------------------------------

N/M  Not meaningful.

1. As a percentage of net revenues, the gross profit for refractive products only for each of the three years ended December 31, 2001, 2000 and 1999 were 44%, 52% and 50%, respectively.

2. As a percentage of refractive product net revenues, research, development and regulatory expenses for each of the three years ended December 31, 2001, 2000 and 1999 were 25%, 15% and 16%, respectively.

3. As a percentage of refractive product net revenues, selling-related expenses for each of the three years ended December 31, 2001, 2000 and 1999 were 36%, 25% and 24%, respectively.



         YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         REVENUES. Net revenues for the year ended December 31, 2001 decreased by $20.2 million, or 60%, to $13.5 million from $33.7 million in 2000.

         During the year ended December 31, 2001, refractive products revenues decreased $18.0 million, or 58%, to $13.1 million from $31.1 million in 2000. This revenue decrease was primarily the result of decreased sales of the LaserScan LSX excimer laser system. During the year ended December 31, 2001, excimer laser system sales accounted for approximately $11.4 million in revenues compared to $27.5 million in revenues in 2000. During the year ended December 31, 2001, 46 laser systems were sold compared to 90 laser systems sold in 2000. The reduction in laser sales is primarily attributable to the delayed FDA approval of our laser in the U.S. for the treatment of astigmatism and the general economic slowdown in many regions of the world.

         Net revenues from patent services for the year ended December 31, 2001 decreased approximately $2.2 million, or 85%, to $0.4 million from $2.6 million in 2000, due to the March 2001 sale of most rights associated with the Blum Patent.

         COST OF REVENUES; GROSS PROFIT. For the year ended December 31, 2001 and 2000, gross profit margins were 45% and 56%, respectively. The gross margin decrease during the year ended December 31, 2001 was primarily attributable to decreased sales and lower average selling prices of the LaserScan LSX excimer laser system, causing overhead to be a higher percentage of sales. In addition, royalty revenues decreased in 2001 as a result of the sale of the Blum Patent in March 2001. The decreased number of laser sales resulted in lower raw material costs relating to the LaserScan LSX excimer laser system of $4.9 million and there was a decrease in our inventory obsolescence reserve of $0.9 million from 2000.

         RESEARCH, DEVELOPMENT AND REGULATORY EXPENSES. Research, development and regulatory expenses for the year ended December 31, 2001 decreased $1.3 million, or 29%, to $3.3 million from $4.6 million in 2000. We continued to develop our keratome systems and excimer laser systems and continued to pursue protocols in our effort to attain and expand our FDA approvals for our refractive products. As a result of the continued development of our AstraMax diagnostic workstation, we expect research and development expenses during 2002 to continue at approximately the same levels incurred during 2001. Regulatory expenses are expected to remain constant as a result of our continued pursuit of various FDA approvals, including pre-market approval supplements, and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA.

         OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses for the year ended December 31, 2001 increased $1.8 million, or 8%, to $23.8 million from $22.0 million in 2000. This increase was due to an increase in expenses incurred at our refractive products operations of approximately $2.2 million related to enhancements to the customer support and training, sales and marketing and software development departments of $0.9 million and $1.4 million of legal fees related to patent issues and litigation. The patent litigation, which accounted for a significant portion of those legal fees, was settled in May 2001, and we have experienced a significant decrease in our legal expenses since that time.

         SELLING-RELATED EXPENSES. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the year ended December 31, 2001 decreased $2.9 million, or 39%, to $4.7 million from $7.6 million in 2000. This decrease was primarily attributable to a $1.4 million decrease in sales commissions resulting from lower sales and a decrease of $1.5 million of warranty expense primarily related to decreased laser system sales. Selling-related expenses increased as a percentage of revenue during 2001 over 2000. This increase primarily resulted from additional license fee expense for our keratome products of $0.4 million due to minimum royalties under our January 2001 amended and restated license agreement, regardless of keratome sales, and a higher proportion in 2001 of international laser sales, which include a royalty based on selling price, to total sales. See "Risk Factors and Uncertainties -

Company and Business Risks - Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products." In addition, the decrease in patent services revenue did not result in a reduction of selling related expenses, which are related to refractive products.

         AMORTIZATION OF INTANGIBLES. During the year ended December 31, 2001, costs relating to the amortization of intangible assets decreased $1.9 million, or 79%, to $0.5 million from $2.4 million in 2000. This decrease was due to the impairment loss incurred on certain intangible assets at December 31, 2000 of approximately $4.1 million, reducing future amortization expenses, and the sale of the Blum Patent in March 2001 that had an unamortized book value at the date of sale of approximately $2.4 million. Our intangible assets include acquired technologies, patents and license agreements.

         LOSS FROM OPERATIONS. The operating loss for the year ended December 31, 2001 was $26.1 million compared to the operating loss of $21.8 million in 2000. This increase in the loss from operations was primarily due to the decrease in sales of our LaserScan LSX excimer laser system and an increase in other general and administrative expenses related to our refractive products operations.

         OTHER INCOME AND EXPENSES. Interest and dividend income for the year ended December 31, 2001 was $0.6 million, a decrease of $0.3 million from 2000. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense of approximately $0.5 million for the year ended December 31, 2001 was primarily attributable to the loan and credit facility we established in March 2001. Other income included a net gain, after expenses associated with the sale, of $4.0 million from the sale of the Blum Patent in March 2001. The patent was sold for $6.4 million net of related expenses and, prior to the sale, had a book value at the date of sale of approximately $2.4 million. Other expenses for the year ended December 31, 2001 included approximately $0.6 million in payments related to the settlement of patent litigation.

         INCOME TAXES. For the year ended December 31, 2001 and 2000, LaserSight had no income tax expense.

         DISCONTINUED OPERATIONS. Costs related to the discontinued operations of the health care services segment were $3.5 million during the year ended December 31, 2001 compared to $0.4 million during the year ended December 31, 2000. The increase included approximately $3.0 million of goodwill impairment resulting from the decision to discontinue the operations and a provision for losses during the phase out period of $0.1 million.

         NET LOSS. Net loss for the year ended December 31, 2001, was $26.2 million compared to a net loss of $21.4 million in 2000. The increased net loss for the year ended December 31, 2001 can be attributed to the decrease in sales of our LaserScan LSX excimer laser system, an increase in other general and administrative expenses related to our refractive products operations and the discontinued health care services operations, partially offset by the gain generated by the sale of the Blum Patent.

         LOSS PER SHARE. The loss per basic and diluted share was $1.04 for the year ended December 31, 2001 and $1.02 in 2000. During the year ended December 31, 2001, the weighted average shares of common stock outstanding increased primarily due to the conversion of preferred stock during 2000 and 2001, the September 2000 private placement of common stock, the issuance of common stock related to our July 2001 financing and the issuance of shares related to the amended and restated license and royalty agreement related to our keratome products.

         YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         REVENUES. Net revenues for the year ended December 31, 2000 increased by $12.3 million, or 58%, to $33.7 million from $21.4 million in 1999.

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

         RESEARCH, DEVELOPMENT AND REGULATORY EXPENSE. Research, development and regulatory expenses for the year ended December 31, 2000 increased $1.5 million, or 47%, to $4.6 million from $3.1 million in 1999. We continued to develop our keratome systems, excimer laser systems and continued to pursue expanded FDA approvals for our refractive products and added the development of new technologies like our AstraMax diagnostic workstation. Regulatory expenses continued as a result of our continued pursuit of FDA approvals, protocols added during 1999 related to the potential use of our laser systems for treatments utilizing the LASIK procedure, pre-market approval supplements added during 2000 and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA.

         OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses for the year ended December 31, 2000 increased $6.0 million, or 37%, to $22.0 million from $16.0 million in 1999. This increase was due to an increase in expenses incurred at our refractive products subsidiary of approximately $6.3 million over 1999. These included enhancements primarily to the customer support and training, sales and marketing departments, including the establishment of a U.S. sales department, of $3.0 million, the establishment of our European operation of $0.6 million, higher depreciation costs of $0.4 million and $1.2 million of legal fees related to patent issues and litigation.

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

         AMORTIZATION OF INTANGIBLES. During the year ended December 31, 2000, costs relating to the amortization of intangible assets was $2.4 million, approximately the same as in 1999. Items directly related to the amortization of intangible assets are acquired technologies, patents and license agreements.

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

         LOSS FROM OPERATIONS. The operating loss for the year ended December 31, 2000 was $21.8 million compared to the operating loss of $14.4 million in 1999. This increase in the loss from operations was primarily due to the increase in sales of our LaserScan LSX excimer laser system and an improvement in the operating gain generated by our patent services subsidiary, more than offset by an increase in other general and administrative expenses related to our refractive products operations as well as impairment loss of $4.1 million.

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

         DISCONTINUED OPERATIONS. Costs related to the discontinued operations of the health care services segment were $0.4 million during the year ended December 31, 2000 compared to $0.7 million during the year ended December 31, 1999. The improvement resulted from increased revenues during 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         We have significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. We believe we will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history. While we are working to achieve these improved results, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures.

         Our working capital remains positive (approximately $8.0 million as of the end of March 2002), though the timing of the conversion of our current assets into cash is not totally in our control. For example, we cannot dictate the timing of the collection of our accounts receivable with our customers and converting our inventory is dependent on our ability to generate new sales of our products and collect the sales price in a timely manner.

         Management expects LaserSight's cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet its anticipated operating cash requirements for only the next two to four weeks in the absence of LaserSight obtaining an additional source of capital or a significant improvement in our cash flows from operations. Our expectations regarding future working capital requirements and our ability to continue operations are based on various factors and assumptions which are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in LaserSight being unable to generate additional sales and collect new and outstanding accounts receivable and the incurrence of unforeseen expenses or LaserSight being unable to control expected expenses and overhead. If we fail to generate additional sales and collect new and outstanding accounts receivable or incur unforeseen expenses or fail to control our expected expenses and overhead, we will likely be unable to continue operations for the expected two to four week period in the absence of obtaining additional sources of capital.

         We are actively seeking investors to invest in the range of $1.5 million to $3.0 million in equity and/or debt, as well as distribution agreements for certain products, which would provide temporary relief from our current liquidity pressures. However, even if we succeed in completing a financing transaction, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures in a timely manner. Additionally, if we are able to enter transactions to meet our liquidity needs, it could be on terms that seriously dilute our present stockholders or significantly restrict the flexibility of our business. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that we have the liquidity to survive long enough to achieve market acceptance with our products in the U.S." and "--Financial and Liquidity Risks--We have experienced significant losses and operating cash flow deficits and we expect that operating cash flow deficits will continue and absent further financing or significant improvement in sales, potentially result in our inability to continue operations."

         Our principal sources of funds have historically been from sales of preferred stock and common stock, sales of subsidiaries and patent rights and, to a lesser extent, our operating cash flows. We issued equity securities totaling approximately $14.8 million in 1997, $15.8 million in 1998, $8.9 million in 1999, $19.1 million in 2000 and $3.0 million in 2001, and received proceeds from the exercise of stock options, warrants and our Employee Stock Purchase Plan of approximately $98,000 in 1997, $0.5 million in 1998, $10.4 million in 1999, $85,000 in 2000 and $67,000 in 2001. In addition, we sold subsidiaries and various patent rights, resulting in proceeds to us of approximately $10.5 million in 1997, $12.7 million in 1998 and $6.5 million in 2001. Additionally, we received $5.0 million in 2001 for a paid up license to our `679 Scanning Patent. We have principally used these capital resources to fund operating losses, working capital requirements, capital expenditures, acquisitions and retirement of debt. At December 31, 2001, we had an accumulated deficit of $85.8 million.

         On March 1, 2001, we completed the sale of U.S. Patent No. 4,784,135 (Blum Patent) for a cash payment of $6.4 million, net of related expenses. We retained a non-exclusive royalty free license under the patent, which relates to the use of ultraviolet light for the removal of organic tissue. Our net book value of the patent at the date of the sale was approximately $2.4 million.

         On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with Heller. We borrowed $3.0 million under the term loan at a rate per annum equal to two and one-half percent (2.5%) above the prime rate. Interest is payable monthly and the loan must be repaid on March 12, 2003. Under the credit facility, we have the option to borrow amounts at a rate per annum equal to one and one-quarter percent (1.25%) above the prime rate for short-term working capital needs or such other purposes as may be approved by Heller. Borrowings are limited to 85% of eligible accounts receivable related to U.S. sales. Eligible accounts receivable will primarily be based on future U.S. sales, which are expected to increase with the recent FDA approval of our laser for the treatment of nearsightedness with astigmatism. Borrowings under the loans are secured by substantially all of the Company's assets. The term loan and credit facility require us to meet certain covenants, including the maintenance of a minimum net worth. The terms of the loans extend to March 12, 2003. In addition to the costs and fees associated with the transaction, we issued to Heller a warrant to purchase 243,750 shares of common stock at an exercise price of $3.15 per share. The warrant expires on March 12, 2004. At March 29, 2002, we had no borrowings under the revolving credit facility. Future availability under the revolving credit facility is dependent upon ongoing U.S. sales of products.

         In July 2001, we completed a $3.0 million private placement of series F convertible participating preferred stock.

         Effective February 15, 2002, the Company's covenants on the term note payable to Heller were amended to decrease the required minimum level of net worth and establish a minimum level of tangible net worth and minimum quarterly revenues during 2002. In addition, monthly principal payments of $10,000 begin in February 2002, increasing to $20,000 monthly in June 2002 and $30,000 monthly in October 2002.

         Our working capital decreased $6.8 million from $20.7 million at December 31, 2000 to $13.9 million as of December 31, 2001. This decrease in working capital resulted primarily from the net loss of $26.2 million offset by cash generated from the sale of a patent, the licensing of patents, the July 2001 private placement and the proceeds of the term loan, for net proceeds of $18.6 million.

         Operating activities used net cash of $17.7 million during the year ended December 31, 2001, compared to $15.7 million during the year ended December 31, 2000. We expect to incur a loss and a deficit in cash flow from operations for the first half of 2002. There can be no assurance that we can regain or sustain profitability or positive operating cash flow in any subsequent fiscal period. Net cash provided by investing activities of $6.1 million during the year ended December 31, 2001, can be attributed primarily to the sale of the Blum patent. As of December 31, 2001, we had no significant commitments for capital expenditures. Net cash provided from financing activities during the year ended December 31, 2001 of $5.8 million can be attributed to entering into the term loan agreement and the $3.0 million private placement in July 2001, described above.

         LaserSight had approximately $0.3 million of cash and cash equivalents available, as of April 1, 2002, to fund continuing operations and is currently facing significant liquidity and capital resource concerns. Management expects LaserSight's cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet its anticipated operating cash requirements for the next two to four weeks in the absence of LaserSight obtaining an additional source of capital or a significant improvement in our cash flows from operations. This expectation is based upon assumptions regarding cash flows and results of operations over the next two to four weeks and is subject to substantial uncertainty and risks beyond our control. If these assumptions prove incorrect, the duration of the time period during which LaserSight could continue operations could be materially shorter. The risks and uncertainties regarding management's expectations are more fully described under the heading "Risk Factors and Uncertainties--Financial and Liquidity Risks--We have experienced significant losses and operating cash flow deficits and we expect that operating cash flow deficits will continue and absent further financing or significant improvement in sales, potentially result in our inability to continue operations." There can be no assurance that sales and collection of accounts receivables will meet the level of management's expectations.

         There can be no assurance:

         o that our recent FDA approval for the treatment of nearsightedness with or without astigmatism, in September 2001, will result in increased sales and a corresponding increase in cash flows from operations, or

         o as to the correctness of the other assumptions underlying our business plan or our expectations regarding our working capital requirements or our ability to continue operations.

         Since September 2001, we have experienced a modest increase in U.S. sales (and collection of accounts receivable) as a result of our recent FDA approval. We will require additional financing to continue operations unless:

         o our recent FDA approval results in a significant increase in U.S. sales of our LaserScan LSX excimer laser system (with a corresponding increase in cash flows from operations), and
         o there are no unanticipated delays in the commercial release of our AstraMax diagnostic workstation.

         We are currently seeking opportunities for additional financing through a private placement of our common stock or debt financing and, more broadly, have retained McColl Partners LLC as our financial advisor to assist us in exploring strategic options (including the possible sale of LaserSight or its assets). There can be no assurance that our exploration of financing opportunities and strategic options will result in our obtaining sufficient financing, on acceptable terms, to permit our continued operations or identify any other viable option for LaserSight. Additionally, to the extent we are able to obtain additional financing to address our current liquidity concerns we may be required to seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. There can be no assurance that any additional financing would be available or that the terms of any available financing would be acceptable. Future availability of our existing $10.0 million credit facility is totally dependent upon future U.S. sales of products. See "Risk Factors and Uncertainties--Financial and Liquidity Risks--We could require additional financing, which might not be available if we need it."

         Our expectations regarding future working capital requirements are based on various factors and assumptions including: the successful reduction of our cost structure, anticipated cash flows from operations (including our success in making sales and the collection of accounts receivable), the uncertain timing of additional supplemental FDA approvals for our LaserScan LSX excimer laser system (which could continue to negatively impact our sales during 2002), potential growth in laser sales after receipt of further FDA approvals, increases in accounts receivable and inventory purchases when sales increase, the potential for borrowing under our revolving credit facility, the uncertain impact of the market introduction of our UltraShaper durable keratomes and AstraMax diagnostic workstations, commercial acceptance of our UltraEdge keratome blades, the anticipated timely collection of receivables and the absence of unanticipated product development and marketing costs. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance" and "--We cannot assure you that our LaserScan LSX laser system will achieve market acceptance in the U.S., and our business model for selling our laser system in the U.S. is new and unproven." These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control and no assurances can be given that these expectations will prove correct. Similarly, our long-term liquidity will be dependent on the successful entrance into the U.S. market of our laser systems, the successful entrance into U.S. and international markets of our diagnostic workstation and keratome products, and our ability to collect our receivables on a timely basis.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. We adopted the provisions of Statement No. 141 on July 1, 2001 and the provisions of Statement No. 142 on January 1, 2002. We do not expect Statement No. 142 to have a material effect on the consolidatee financial statements.

         In October 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 is intended to establish one accounting model for long-lived assets to be disposed of by sale and to address significant implementation issues. We adopted Statement No. 144 on January 1, 2002. We do not expect Statement No. 144 to have a material effect on the consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

         Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, estimating product warranty reserves, the allowance for doubtful accounts, inventory obsolescence reserves and impairment of long-lived assets. In addition, Note 2 to the Consolidated Financial Statements includes further discussion of our significant accounting policies.

         Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

         REVENUE RECOGNITION

         We derive our revenue from primarily two sources: (i) product revenue and (ii) royalty revenue. The Company recognizes revenue on its products upon shipment, provided that the persuasive evidence of an arrangement is in place, the price is fixed or determinable, collectibility is reasonably assured, and title and risk of ownership have been transferred. Transfer of title and risk of ownership occurs when the product is shipped to the customer as there are no customer acceptance provisions in our sales agreements. Should management determine that customer acceptance provisions are modified for certain future transactions, revenue recognition in future reporting periods could be affected. Royalty revenue from the license of patents owned is recognized in the period earned.

         PRODUCT WARRANTY RESERVES

         We provide for the estimated costs of product warranties at the time revenue is recognized. Our estimate of costs to service the warranty obligations is based on historical experience, including the types of service/parts required to repair our products, the frequency of warranty calls, and the component cost of the raw materials and overhead, as well as expectations of future conditions. Management believes that the warranty reserve is appropriate, however, to the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty liability would be required.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         We must make estimates of the uncollectability of our accounts and notes receivable balances. We estimate losses based on the overall economic climate in the countries where are customers reside, customer credit-worthiness, and an analysis of the circumstances associated with specific accounts which are past due. Our accounts and notes receivable balance was $13.4 million, net of allowance for doubtful accounts of $5.5 million, as of December 31, 2001. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We continually evaluate the adequacy of our allowance for doubtful accounts.

         INVENTORY OBSOLESCENCE RESERVES

         We maintain reserves for our estimated obsolete inventory. The reserves are equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required.

         IMPAIRMENT OF LONG-LIVED ASSETS

         We review long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Management believes that the estimates of future cash flows and fair value are reasonable; however, changes in estimates of such cash flows and fair value could affect the evaluations.

SEASONALITY, BACKLOG AND CUSTOMER PAYMENT TERMS

         Based on our historical activity, we do not believe that seasonal fluctuations have a material impact on our financial performance.

         To date, we have been able to ship laser units as orders are received. As a result, order backlog is not a meaningful factor in our business.

         In the U.S., we expect that sales of our laser systems will generally be to customers with approved credit, and we anticipate that the purchase price for such laser systems will generally be paid to us within 60 days of shipment. In international markets, unless a letter of credit or other acceptable security has been obtained, we generally require a down payment or deposit from our laser system customers at or before installation. On occasion, it is necessary to meet a competitor's more liberal terms of payment. In those and other cases, we may provide term financing. Our internally-financed sales with repayment periods exceeding 18 months (measured from the installation date) were five systems in 1999, 12 systems during 2000 and 14 systems in 2001. In our experience, sales of major capital equipment such as excimer laser systems in certain areas, including much of South and Central America, often require payment terms ranging from 12 to 24 months.

RISK FACTORS AND UNCERTAINTIES

         The business, results of operations and financial condition of LaserSight and the market price of our common stock may be adversely affected by a variety of factors, including the ones noted below:

FINANCIAL AND LIQUIDITY RISKS

         WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND OPERATING CASH FLOW DEFICITS AND WE EXPECT THAT OPERATING CASH FLOW DEFICITS WILL CONTINUE AND ABSENT FURTHER FINANCING OR SIGNIFICANT IMPROVEMENT IN SALES, POTENTIALLY RESULT IN OUR INABILITY TO CONTINUE OPERATIONS.

         We continue to be challenged by our significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. We believe we will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history. While we are working to achieve these improved results, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures in a timely manner.

         Our working capital remains positive (approximately $8.0 million as of the end of March 2002), though the timing of the conversion of our current assets into cash is not totally in our control. For example, we cannot dictate the timing of the collection of our accounts receivable with our customers and converting our inventory is dependent on our ability to generate new sales with our products and collect the sales price in a timely manner.

         In addition, we are actively seeking investors to invest in the range of $1.5 million to $3.0 million in equity and/or debt, as well as distribution agreements for certain products, which would provide temporary relief from our current liquidity pressures. However, even if we succeed in completing a financing transaction to address our current liquidity concerns, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures in a timely manner. Additionally, if we are able to enter transactions to meet our liquidity needs, it could be on terms that seriously dilute our present stockholders or significantly restrict the flexibility of our business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that we have the liquidity to survive long enough to achieve market acceptance with our products in the U.S."

         We experienced significant net losses and deficits in cash flow from operations for the years ended December 31, 2001, 2000 and 1999, as set forth in the following table. We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future.

                                       Year Ended December 31,
                              1999              2000              2001
                              ----              ----              ----
Net loss                 $14.4 million     $21.4 million     $26.2 million
Deficit in cash flow
  from operations        $11.7 million     $15.7 million     $17.7 million

         As of December 31, 2001, we had an accumulated deficit of $85.8 million. LaserSight had approximately $0.3 million of cash and cash equivalents available, as of April 1, 2002, to fund continuing operations and is currently facing significant liquidity and capital resource concerns. Management expects LaserSight's cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet its anticipated operating cash requirements for only the next two to four weeks in the absence of LaserSight obtaining an additional source of capital or a significant improvement in our cash flows from operations. Our expectations regarding future working capital requirements and our ability to continue operations are based on various factors and assumptions including: the successful reduction of our cost structure, anticipated cash flows from operations (including our success in making sales and the collection of accounts receivable), the uncertain timing of additional supplemental FDA approvals for our LaserScan LSX excimer laser system (which could continue to negatively impact our sales during 2002), potential growth in laser sales after receipt of further FDA approvals, increases in accounts receivable and inventory purchases when sales increase, the potential for borrowing under our revolving credit facility, the uncertain impact of the market introduction of our UltraShaper durable keratomes and AstraMax diagnostic workstations, commercial acceptance of our UltraEdge keratome blades, the anticipated timely collection of receivables, and the absence of unanticipated product development and marketing costs. These factors and assumptions are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. These risks and uncertainties include:

         o our ability to sell products and collect accounts receivables at or above the level of management's expectations,
         o the willingness of trade creditors to continue to extend credit to LaserSight,
         o the occurrence of unforeseen expenses and our ability to control expected expenses and overhead,
         o    reductions and cancellations in orders,
         o our ability to fulfill orders in light of our current financial condition,
         o    our ability to improve pricing and terms of international sales,
         o our ability to introduce new refractive products that complement excimer laser systems,
         o    the loss of, or failure to obtain additional, customers,
         o    changes in pricing by our competitors,
         o our ability to comply with the financial and other covenants associated with our term loan and revolving credit facility, and
         o the occurrence of property and casualty losses which are uninsured or that generate insurance proceeds cannot be collected in a short time frame.

         The occurrence of adverse developments related to these risks and uncertainties or others could result in LaserSight being unable to generate additional sales and collect new and outstanding accounts receivable and the incurrence of unforeseen expenses or LaserSight being unable to control expected expenses and overhead. If we fail to generate additional sales and collect new and outstanding accounts receivable or incur unforeseen expenses or fail to control our expected expenses and overhead, we will likely be unable to continue operations for the expected two to four week period in the absence of obtaining additional sources of capital. We are currently seeking additional equity and/or debt financing and, more broadly, have retained McColl Partners LLC as our financial advisor to assist us in exploring strategic options (including the possible sale of LaserSight or its assets). There can be no assurance that our exploration of financing opportunities and strategic options will result in our obtaining sufficient financing, on acceptable terms, to permit our continued operations or identify any other viable option for LaserSight. If LaserSight is unable to obtain additional sources of capital and its operating activities fail to substantially improve to a level that LaserSight can continue operations, we may file, or be forced to file, bankruptcy or insolvency proceedings or otherwise sell our assets to satisfy creditors. Bankruptcy or insolvency proceedings or a sale of assets to satisfy creditors would be unlikely to result in any value to LaserSight's stockholders. If we are able to enter transactions to meet our liquidity needs, it could be on terms that seriously dilute our present stockholders or significantly restrict the flexibility of our business.

         With respect to management's expectations regarding LaserSight's ability to continue operations for the expected period and the risks and uncertainties relating to those expectations, readers are encouraged to review the discussions under the captions "Risk Factors and Uncertainties--If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses, and we may experience difficulty collecting restructured receivables with extended payment terms," "--We require additional financing, which we might not be able to obtain," "--We cannot assure you that our LaserScan LSX laser system will achieve market acceptance in the U.S., and our business model for selling our laser system in the U.S. is new and unproven," "--Required per procedure fees payable to Visx under our license agreement may exceed per procedure fees collected by us," "--Our supply of certain critical components and systems may be interrupted because of our reliance on a limited number of suppliers," as well as the other items discussed under the heading "Risks Factors and Uncertainties" and Note 1 of our Notes to Consolidated Financial Statements for the year ended December 31, 2001. These risks and uncertainties can affect LaserSight's ability to continue operations for the expected period in absence of obtaining additional capital resources.

         IF OUR UNCOLLECTIBLE RECEIVABLES EXCEED OUR RESERVES WE WILL INCUR ADDITIONAL UNANTICIPATED EXPENSES, AND WE MAY EXPERIENCE DIFFICULTY COLLECTING RESTRUCTURED RECEIVABLES WITH EXTENDED PAYMENT TERMS.

         Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $5.5 million at December 31, 2001, will be sufficient to cover the amount of our actual write-offs over time. At December 31, 2001, our net trade accounts and notes receivable totaled approximately $13.4 million, and accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, totaled approximately $2.0 million. Actual write-offs that exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customers' ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers.

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

         At December 31, 2001, we had extended the original payment terms of laser customer accounts totaling approximately $1.9 million by periods ranging from 5 to 60 months. Such restructured receivables represent approximately 9.9% of our gross receivables as of that date. Our liquidity and operating cash flow would be adversely affected if additional extensions become necessary in the future. In addition, it would be more difficult to collect laser system receivables if the payment schedule extends beyond the expected or actual economic life of the system, which we estimate to be approximately five to seven years. To date, we do not believe any payment schedule extends beyond the economic life of the applicable laser system.

         WE REQUIRE ADDITIONAL FINANCING, WHICH WE MIGHT NOT BE ABLE TO OBTAIN.

         During the years ended December 31, 2001 and 2000, we experienced deficits in cash flow from operations of $17.7 million and $15.7 million, respectively. Consequently, we do not have sufficient capital resources to continue operations beyond two to four weeks in the absence of our obtaining an additional source of capital resources, unless:

         o our recent FDA approval results in a significant increase in U.S. sales of our LaserScan LSX excimer laser system (with a corresponding increase in cash flows from operations), and
         o there are no unanticipated delays in the commercial release of our AstraMax diagnostic workstation.

         We are currently seeking additional equity and/or debt financing and, more broadly, have retained McColl Partners LLC as our financial advisor to assist us in exploring strategic options (including the possible sale of LaserSight or its assets). There can be no assurance that our exploration of financing opportunities and strategic options will result in our obtaining sufficient financing, on acceptable terms, to permit our continued operations or identify any other viable option for LaserSight. Our expectations regarding future working capital requirements are based on various factors and assumptions including: the successful reduction of our cost structure, anticipated cash flows from operations (including our success in making sales and the collection of accounts receivable), the uncertain timing of additional supplemental FDA approvals for our LaserScan LSX excimer laser system (which could continue to negatively impact our sales during 2002), potential growth in laser sales after receipt of further FDA approvals, increases in accounts receivable and inventory purchases when sales increase, the potential for borrowing under our revolving credit facility, the uncertain impact of the market introduction of our UltraShaper durable keratomes and AstraMax diagnostic workstations, commercial acceptance of our UltraEdge keratome blades, the anticipated timely collection of receivables, and the absence of unanticipated product development and marketing costs. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance" and "--We cannot assure you that our LaserScan LSX laser system will achieve market acceptance in the U.S., and our business model for selling our laser system in the U.S. is new and unproven." These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control and no assurances can be given that these expectations will prove correct. Similarly, our long-term liquidity will be dependent on the successful entrance into the U.S. market of our laser systems, the successful entrance into U.S. and international markets of our diagnostic workstation and keratome products, and our ability to collect our receivables on a timely basis.

         On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with Heller. We borrowed $3.0 million under the term loan at a rate per annum equal to two and one-half percent (2.5%) above the prime rate. Interest is payable monthly and the loan must be repaid on March 12, 2003. Under the credit facility, we have the option to borrow amounts at a rate per annum equal to one and one-quarter percent (1.25%) above the prime rate for short-term working capital needs or such other purposes as may be approved by Heller. Borrowings are limited to 85% of eligible accounts receivable related to U.S. sales. Eligible accounts receivable will totally be based on future U.S. sales, which are expected to increase with the recent FDA approval of our laser for the treatment of nearsightedness with astigmatism. Currently, we cannot borrow under our revolving credit facility. Borrowings under the loans are secured by substantially all of the Company's assets. The term loan and credit facility require us to meet certain covenants. Effective February 15, 2002, the Company's covenants on the term note payable to Heller were amended to decrease the required minimum level of net worth to $10.0 million, establish a minimum tangible net worth of $4.5 million and establish minimum quarterly revenues during 2002. In addition, monthly principal payments of $10,000 began in February 2002, increasing to $20,000 monthly in June 2002 and $30,000 monthly in October 2002.

         The terms of the loans extend to March 12, 2003. In addition to the costs and fees associated with the transaction, we issued to Heller a warrant to purchase 243,750 shares of common stock at an exercise price of $3.15 per share. The warrant expires on March 12, 2004. At March 29, 2002, we had no borrowings under the revolving credit facility.

         Additionally, to the extent we are able to obtain additional financing to address our current liquidity concerns, we may be required to seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. There can be no assurance that any additional financing would be available or that the terms of any available financing would be acceptable. If we raise additional funds by issuing equity or convertible debt securities, the terms of the new securities could have rights, preferences and privileges senior to those of our common stock. If we raise additional funds through debt financing, the terms of the debt could require a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest and may render us more vulnerable to competitive pressures and economic downturns. If we are not able to obtain financing necessary to meet our working capital needs, it could have a material adverse effect on our financial condition and results of operations.

INDUSTRY AND COMPETITIVE RISKS

         WE CANNOT ASSURE YOU THAT WE HAVE THE LIQUIDITY TO SURVIVE LONG ENOUGH TO ACHIEVE MARKET ACCEPTANCE WITH OUR PRODUCTS IN THE U.S.

         We have significant short-term liquidity issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. We believe we will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history. While we believe these improved results are possible, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures.

         Our working capital remains positive (approximately $8.0 million as of the end of March 2002), though the timing of the conversion of our current assets into cash is not totally in our control. For example, we cannot dictate the timing of the collection of our accounts receivable with our customers and converting our inventory is dependent on our ability to generate new sales with our products and collect the sales price in a timely manner.

         In addition, we are actively seeking investors to invest in the range of $1.5 million to $3.0 million in equity and/or debt, as well as distribution agreements for certain products, which would provide temporary relief from our current liquidity pressures. However, even if we succeed in completing a financing transaction to address our current liquidity concerns, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures in a timely manner. If we cannot maintain liquidity long enough to achieve market acceptance of our products in the U.S., we would not be able to execute our business plan, which would have a material adverse effect on our business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "Risk Factors and Uncertainties--Financial and Liquidity Risks--We have experienced significant losses and operating cash flow deficits and we expect that operating cash flow deficits will continue and absent further financing or significant improvement in sales, potentially result in our inability to continue operations."

         WE CANNOT ASSURE YOU THAT OUR LASERSCAN LSX LASER SYSTEM WILL ACHIEVE MARKET ACCEPTANCE IN THE U.S., AND OUR BUSINESS MODEL FOR SELLING OUR LASER SYSTEM IN THE U.S. IS NEW AND UNPROVEN.

         We received the FDA approval necessary for the commercial marketing and sale of our LaserScan LSX excimer laser system in the U.S. in late 1999 and commercial shipments to customers in the U.S. began in March 2000. To date, our LaserScan LSX laser system and per procedure fee business model have not achieved a level of market acceptance sufficient to provide our cash flows from operations to fund our business.

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

         WE CANNOT ASSURE YOU THAT OUR KERATOME PRODUCTS WILL ACHIEVE MARKET ACCEPTANCE.

         Keratomes are surgical devices used to create a corneal flap immediately prior to LASIK laser vision correction procedures. We began to roll out our MicroShape family of keratome products with the commercial launch of our UltraEdge keratome blades in July 1999 and of our UniShaper single-use keratomes and control consoles in December 1999. In November 2001, we commercially released our UltraShaper durable keratomes after a thorough process of engineering refinement and validity testing. In order for our UniShaper single-use keratome to be commercially viable it will need to be reengineered, if possible, to include most or all of the features included in our UltraShaper keratome. Our UltraShaper durable keratome incorporates the features found in the ACS keratome previously marketed by Bausch & Lomb, Inc. with new enhancements and features. However, Bausch & Lomb has not aggressively marketed or serviced the ACS since 1997 when we licensed the rights to commercially market keratomes based on the same technology, and has successfully transitioned a large number of refractive surgeons from the ACS to its Hansatome durable keratome product. We believe that many refractive surgeons learned to perform the LASIK procedure using the ACS and prefer the surgical technique required by the ACS, which is also used to operate our UltraShaper durable keratome, to the surgical technique required to operate the Hansatome keratome product. However, we cannot assure you that we will be successful in commercially introducing or achieving broad market acceptance of our UltraShaper durable keratome or our other keratome products.

         We have previously indicated that the successful implementation of our keratome product sales strategy was in part dependent upon our marketing and distribution alliance with Becton Dickinson. Due to the delay in the commercial launch of our UltraShaper durable keratome we initiated discussions with Becton Dickinson in order to modify our manufacturing and marketing agreements. While these discussions were ongoing we received notices from Becton Dickinson claiming that they have the right to end our marketing arrangement and that they were not bound by the terms of our manufacturing agreement. Following our receipt of these notices, Becton Dickinson indicated a willingness to discuss modified terms for a marketing and manufacturing relationship. During 2001, we mutually agreed to terminate both agreements. If we cannot successfully market and sell our keratome products or if we are unable to successfully replace our marketing and distribution alliance with another company, we may not be able to execute our business plan, which would have a material adverse effect on our business, financial condition and results of operations. See also "--Company and Business Risks--Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products."

         THE VISION CORRECTION INDUSTRY CURRENTLY CONSISTS OF A FEW ESTABLISHED PROVIDERS WITH SIGNIFICANT MARKET SHARES AND WE MAY ENCOUNTER DIFFICULTIES COMPETING IN THIS HIGHLY COMPETITIVE ENVIRONMENT.

         The vision correction industry is subject to intense, increasing competition, and we do not know if we will be able to compete successfully against our current and future competitors. Many of our competitors have established products, distribution capabilities and customer service networks in the U.S. marketplace, are substantially larger and have greater brand recognition and greater financial and other resources than we do. Visx, the historical industry leader for excimer laser system sales in the U.S., sold laser systems that performed a significant majority of the laser vision correction procedures performed in the U.S. in 1999, 2000 and 2001. Similarly, Bausch & Lomb sold a significant majority of the keratomes used by refractive surgeons in the U.S. in 1999, 2000 and 2001. In 2000, Alcon acquired Summit Autonomous Inc. The merger resulted in a combined entity with enhanced market presence, technology base and distribution capabilities and provided Alcon with a narrow beam laser technology platform that will compete more directly with our precision beam scanning microspot LaserScan LSX excimer laser system. In addition, as a result of the acquisition, the combined entity will be able to sell narrow beam laser systems under a royalty-free license to certain Visx patents without incurring the expense and uncertainty associated with intellectual property litigation with Visx. We anticipate that Alcon will leverage the sale of its laser systems with its other ophthalmic products.

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

         In the U.S., a manufacturer of excimer laser vision correction systems gains a competitive advantage by having its systems approved by the FDA for a wider range of treatments. Initial FDA approvals of excimer laser vision correction systems historically have been limited to the treatment of low to moderate nearsightedness, with additional approvals for other and broader treatments granted only as a result of subsequent FDA applications and clinical trials. Our LaserScan LSX is currently approved for the LASIK treatment of nearsightedness with and without astigmatism for a range of treatment of refractive errors up to -6.0 diopters manifest refraction spherical equivalent MRSE with or without a refractive astigmatism up to 4.5 diopters and the PRK treatment of low to moderate nearsightedness (up to -6.0 diopters) without astigmatism. Additionally, we have received FDA approval to operate our laser systems at a 200 Hz pulse repetition rate, twice the originally approved rate. We have submitted PMA supplements to the FDA to permit our laser systems sold to customers in the U.S. to utilize LASIK to treat hyperopia, hyperopic astigmatism and mixed astigmatism. FDA approval of these applications is anticipated in 2002, though we cannot ensure if or when the approval will be received. Our ability to sell our laser systems in the U.S. may be severely impaired if the FDA does not give timely approval to these supplements.

         Currently, excimer laser vision correction systems manufactured by Visx, Alcon, Bausch & Lomb and Nidek have been approved for higher levels of nearsightedness than the LaserScan LSX. Alcon's Apex Plus and Ladarvision Excimer Laser Workstations, Visx's Star S2 Excimer Laser System and Nidek's EC-5000 Excimer Laser System have received FDA approval for the LASIK treatment of nearsightedness with or without astigmatism. The approvals for many of the systems are for the correction of nearsightedness in the range of 0 diopters to -14.0 diopters and nearsightedness with astigmatism generally in the range of -0.5 diopters to -5.0 diopters. Bausch & Lomb's Technolas 217 excimer laser has also received FDA approval for the treatment of nearsightedness from -1.0 diopter up to -7.0 diopters with up to -3.0 diopters of astigmatism. The Visx and Alcon excimer laser systems are also approved for the treatment of moderate farsightedness. In September 2000, the FDA approved Alcon's Ladarvision system for the correction using LASIK of farsightedness of up to +6.0 diopters and an astigmatism range of up to 6.0 diopters. In October 2000, the FDA approved Visx's Star S2 and S3 systems for the correction using PRK of farsightedness of up to +5.0 diopters and an astigmatism range of up to 3.0 diopters. In February 2001, the FDA approval of Visx's Custom-Contoured Ablation Pattern Method for treatment of decentered ablations under a Humanitarian Device Exemption (HDE). An HDE authorizes the use and marketing of a device that is intended to benefit patients in the treatment of conditions that affect fewer than 4,000 individuals. Competitors' earlier receipt of LASIK and hyperopia-specific FDA regulatory approvals could give them a significant competitive advantage that could impede our ability to successfully sell our LaserScan LSX system in the U.S. Our failure to successfully market our product could have a material adverse effect on our business, financial condition and results of operations.

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

         Unfavorable side effects and potential complications that may result from the use of laser vision correction systems manufactured by any manufacturer may broadly affect market acceptance of laser-based vision correction surgery. Potential patients may not distinguish between our precision beam scanning spot technology and the laser technology incorporated by our competitors in their laser systems, and customers may not differentiate laser systems and procedures that have not received FDA approval from FDA-approved systems and procedures. Any adverse consequences resulting from procedures performed with a competitor's systems or an unapproved laser system could adversely affect consumer acceptance of laser vision correction in general. In addition, because laser vision correction is an elective procedure that is not typically covered by insurance and that involves more significant immediate expense than eyeglasses or contact lenses, adverse changes in the U.S. or international economy may cause consumers to reassess their spending choices and to select lower-cost alternatives for their vision correction needs. Any such shift in spending patterns could reduce the volume of LASIK procedures performed that would, in turn, reduce the number of laser systems sold and our revenues from per procedure fees and sales of single-use products such as our UltraEdge keratome blades.

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

         In addition to competing with eyeglasses and contact lenses, excimer laser vision correction competes or may compete with newer technologies such as intraocular lenses, intracorneal inlays, corneal rings and surgical techniques using different or more advanced types of lasers. Two products that may become competitive within the near term are implantable contact lenses, which are pending FDA approval, and corneal rings, which have been approved by the FDA. Both of these products require procedures with lens implants, and their ultimate market acceptance is unknown at this time. To the extent that any of these or other new technologies are perceived to be clinically superior or economically more attractive than currently marketed excimer laser vision correction procedures or techniques, they could erode demand for our excimer laser and keratome products, cause a reduction in selling prices of such products or render such products obsolete. In addition, if one or more competing technologies achieves broader market acceptance or renders laser vision correction procedures obsolete, it would have a material adverse effect on our business, financial condition and results of operations.

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

         REQUIRED PER PROCEDURE FEES PAYABLE TO VISX UNDER OUR LICENSE AGREEMENT MAY EXCEED PER PROCEDURE FEES COLLECTED BY US.

         In addition to the risk that our refractive lasers will not be accepted in the marketplace, we are required to pay Visx a royalty for each procedure performed in the U.S. using our refractive lasers. The required per procedure fees we are required to pay to Visx may exceed the per procedure fees we are able to charge and/or collect from refractive surgeons, which could result in a material adverse effect on our financial condition and results of operations.

         REQUIRED MINIMUM PAYMENTS UNDER OUR KERATOME LICENSE AGREEMENT MAY EXCEED OUR GROSS PROFITS FROM SALES OF OUR KERATOME PRODUCTS.

         We are required to make certain minimum payments to the licensor under our keratome license agreement that was amended and restated on January 4, 2001. This amendment replaced a January 18, 2000 amendment in its entirety. Under the terms of the amendment we issued 730,552 shares of common stock to the licensors, valued at approximately $1.1 million, in partial payment for royalties during the term of the license. The term of the license was extended three years until July 31, 2005. In addition, remaining minimum royalty payments totaling approximately $4.6 million as of March 29, 2002 will be due in monthly installments (averaging approximately $130,000 per month through August 2003) or quarterly installments (averaging approximately $240,000 per quarter from October 2003 through October 2005) through the term of the amendment. As a result of our obligations under this license arrangement, the minimum royalty payments we are required to make to the licensors may exceed our gross profits from sales of our UniShaper and UltraShaper keratome products. The amendment eliminated a restriction on us manufacturing, marketing and selling other keratomes, but the sale of other keratomes will be included in the gross profit to be shared with the licensors. The licensor's share of the gross profit, as defined in the amendment, decreased from 50% to 10%.

         OUR FAILURE TO TIMELY OBTAIN OR EXPAND REGULATORY APPROVALS FOR OUR PRODUCTS AND TO COMPLY WITH REGULATORY REQUIREMENTS COULD ADVERSELY AFFECT OUR BUSINESS.

         Our excimer laser systems, diagnostic and custom ablation products and keratome products are subject to strict governmental regulations that materially affect our ability to manufacture and market these products and directly impact our overall business prospects. FDA regulations impose design and performance standards, labeling and reporting requirements, and submission conditions in advance of marketing for all medical laser products in the U.S. New product introductions, expanded treatment types and levels for approved products, and significant design or manufacturing modifications require a premarket clearance or approval by the FDA prior to commercialization in the U.S. The FDA approval process, which is lengthy and uncertain, requires supporting clinical studies and substantial commitments of financial and management resources. Failure to obtain or maintain regulatory approvals and clearances in the U.S. and other countries, or significant delays in obtaining these approvals and clearances, could prevent us from marketing our products for either approved or expanded indications or treatments, which could substantially decrease our future revenues. Additionally, product and procedure labeling and all forms of promotional activities are subject to examination by the FDA, and current FDA enforcement policy prohibits the marketing by manufacturers of approved medical devices for unapproved uses. Noncompliance with these requirements may result in warning letters, fines, injunctions, recall or seizure of products, suspension of manufacturing, denial or withdrawal of PMAs, and criminal prosecution. Laser products marketed in foreign countries are often subject to local laws governing health product development processes, which may impose additional costs for overseas product development. Future legislative or administrative requirements, in the U.S. or elsewhere, may adversely affect our ability to obtain or retain regulatory approval for our products. The failure to obtain approvals for new or additional uses on a timely basis could have a material adverse effect on our business, financial condition and results of operations.

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

         WE ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL
SALES.

         Our international sales accounted for 73% and 47% of our total revenues during the year ended December 31, 2001 and December 31, 2000, respectively. In the future, we expect that sales to international accounts will represent a lower percentage of our total sales as a result of our recent additional regulatory approval for our LaserScan LSX laser system in the U.S. and the commercial launch of our UltraShaper durable keratome in November 2001. See "--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance."

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

         OUR SUPPLY OF CERTAIN CRITICAL COMPONENTS AND SYSTEMS MAY BE INTERRUPTED BECAUSE OF OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS.

         We currently purchase certain components used in the production, operation and maintenance of our laser systems and keratome products from a limited number of suppliers, and certain key components are provided by a single vendor. For example, all of our keratome blades have historically been manufactured exclusively by Becton Dickinson, though we are currently in discussions with a replacement manufacturer, and the majority of our UltraShaper components are manufactured exclusively by Owens Industries pursuant to our agreement with them. We do not have long-term contracts with providers of some key laser system components, including TUI Lasertechnik und Laserintegration GmbH, which currently is a single source supplier for the laser heads used in our LaserScan LSX excimer laser system. Currently, SensoMotoric Instruments GmbH, Teltow, Germany, is a single source supplier for the eye tracker boards used in the LaserScan LSX. Any interruption in the supply of critical laser or keratome components could have a material adverse effect on our business, financial condition and results of operations. If any of our key suppliers ceases providing us with products of acceptable quality and quantity at a competitive price and in a timely fashion, we would have to locate and contract with a substitute supplier and, in some cases, such substitute supplier would need to be qualified by the FDA. If substitute suppliers cannot be located and qualified in a timely manner or could not provide required products on commercially reasonable terms, it would have a material adverse effect on our business, financial condition and results of operations.

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

         THE SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND DILUTIVE STOCK ISSUANCES MAY ADVERSELY AFFECT OUR STOCK PRICE.

         Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. Substantially all of our 26,554,168 shares of common stock outstanding at March 29, 2002 were freely tradable without restriction or further registration under the Securities Act of 1933, except to the extent such shares are held by "affiliates" as that term is defined in Rule 144 under the Securities Act or subject only to the satisfaction of a prospectus delivery requirement.

         Shares of common stock that we may issue in the future in connection with acquisitions or financings or pursuant to outstanding warrants or agreements could also adversely affect the market price of our common stock and cause significant dilution in our earnings per share and net book value per share. We may be required to issue more than 8,200,000 additional shares of common stock upon the conversion of outstanding preferred stock, the exercise of outstanding warrants and stock options, and the satisfaction of certain contingent contractual obligations. See "Possible Dilutive Issuances of Common Stock."

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

         AMORTIZATION AND CHARGES RELATING TO OUR SIGNIFICANT INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR STOCK PRICE AND REPORTED NET INCOME OR LOSS.

         Of our total assets at December 31, 2001, approximately $5.3 million, or 15%, were intangible assets. Any reduction in net income or increase in net loss resulting from the amortization of intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company believes that its exposure to market risk for changes in interest and currency rates is not significant. The Company's investments are limited to highly liquid instruments with maturities generally three months or less. At December 31, 2001, the Company had approximately $0.4 million of short-term investments classified as cash and equivalents. All of the Company's transactions with international customers and suppliers are denominated in U.S. dollars.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         Information with respect to the Company's directors and executive officers is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

         Information with respect to executive compensation is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 2002.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to the security ownership of certain beneficial owners and management is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 2002.

ITEM 13.  CERTAIN RELATIONS AND RELATED TRANSACTIONS

         Information with respect to certain relations and related transactions is incorporated herein by reference to the definitive form of the Company's proxy materials to be filed with the Commission on or before April 30, 2002.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES.

(a)  (1)  The following financial statements and related items commence on page
          F-1:

                  Independent Auditors' Reports

                  Consolidated Balance Sheets as of December 31, 2001 and 2000.

                  Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

                  Notes to Consolidated Financial Statements.

     (2)  Financial Statement Schedules:

          Schedules not filed:

                  All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     (3)  Exhibits required by Item 601 of Regulation S-K.

                  The Exhibit Index set forth on page 68 of this Form 10-K is hereby incorporated herein by this reference.

b)   Reports on Form 8-K

None

                                INDEX TO EXHIBITS

Exhibit
Number                              Description
------    ----------------------------------------------------------------------

 2.1          See Exhibits 10.1, 10.2, 10.6, 10.7, 10.11, 10.16, 10.19, 10.20,
              10.34 and 10.41.

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

 4.1          See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 10.13, 10.17, 10.23,
              10.24, 10.25, 10.28, 10.29, 10.30, 10.31, 10.32, 10.33, 10.37,
              10.38, 10.39, 10.40, 10.42, 10.43, 10.45, 10.46, 10.49 and 10.50.

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

10.8 Patent License Agreement dated December 21, 1995 by and between Francis E. O'Donnell, Jr. and LaserSight Centers, Inc. (filed as
              Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1995*).

10.9          LaserSight Incorporated Amended and Restated 1996 Equity Incentive
              Plan.

10.10 LaserSight Incorporated Amended and Restated Non-Employee Directors Stock Option Plan (filed as Exhibit 10.12 to the Company's Form 10-Q filed on November 14, 2000*).

10.11 Second Amendment to Agreement for Purchase and Sale of Stock by and among LaserSight Centers Incorporated, its stockholders and LaserSight Incorporated dated March 14, 1997 (filed as Exhibit
              99.1 to the Company's Form 8-K filed on March 27, 1997*).

10.12 Amendment to Royalty Agreement by and between LaserSight Centers Incorporated, Laser Partners and LaserSight Incorporated dated March 14, 1997 (filed as Exhibit 99.2 to the Company" Form 8-K filed on March 27, 1997*).

10.13 Warrant to purchase 500,000 shares of common stock dated March 31, 1997 by and between LaserSight Incorporated and Foothill Capital Corporation (filed as Exhibit 10.44 to the Company's Form 10-Q filed on August 14, 1997*).

10.14 License Agreement dated May 20, 1997 by and between Visx Incorporated and LaserSight Incorporated (filed as Exhibit 10.45 to the Company's Form 10-Q filed on August 14, 1997*).

10.15 Patent Purchase Agreement dated July 15, 1997 by and between LaserSight Incorporated and Frederic B. Kremer, M.D. (filed as
              Exhibit 2.(I) to the Company's Form 8-K filed on August 13,
              1997*).

10.16 Agreement and Plan of Merger dated July 15, 1997 by and among LaserSight Incorporated, Photomed Acquisition, Inc., Photomed, Inc., Frederic B. Kremer, M.D., Linda Kremer, Robert Sataloff, Trustee for Alan Stewart Kremer and Robert Sataloff, Trustee for Mark Adam Kremer (filed as Exhibit 2.(ii) to the Company's Form 8-K filed on August 13, 1997*).

10.17 Warrant to purchase 750,000 shares of common stock dated August 29, 1997 by and between LaserSight Incorporated and purchasers of Series B Convertible Participating Preferred Stock of LaserSight Incorporated (filed as Exhibit 10.39 to the Company's Form 10-Q filed on November 14, 1997*).

10.18 Agreement dated April 1, 1992 between International Business Machines Corporation and LaserSight Incorporated (filed as Exhibit
              10.1 on Form 10-K for the year ended December 31, 1995*).

10.19 Letter Agreement dated September 11, 1998, amending the Agreement and Plan of Merger dated July 15, 1997, by and among LaserSight Incorporated, Photomed Acquisition, Inc., Photomed, Inc., Frederic
              B. Kremer, M.D., Linda Kremer, Robert Sataloff, Trustee for Alan Stewart Kremer and Robert Sataloff, Trustee for Mark Adam Kremer (filed as Exhibit 10.31 to the Company's Form 10-Q filed on November 16, 1998*).

10.20 Exclusive License Agreement dated August 20, 1998, by and between LaserSight Technologies, Inc. and TLC The Laser Center Patents Inc. (filed as Exhibit 10.32 to the Company's Form 10-Q filed on November 16, 1998*).

10.21 Manufacturing Agreement, dated September 10, 1997, by and between LaserSight Technologies, Inc. and Frantz Medical Development Ltd. (filed as Exhibit 10.3 to the Company's Form S-3, Pre-Effective Amendment No. 1 filed on February 1, 1999*).

10.22 Employment Agreement by and between LaserSight Incorporated and Michael R. Farris dated October 30, 1998 (filed as Exhibit 10.37 to the Company's Form 10-K filed on March 31, 1999*).

10.23 Securities Purchase Agreement by and between LaserSight Incorporated and purchasers of common stock dated March 22, 1999 (filed as Exhibit 10.38 to the Company's Form 10-K filed on March 31, 1999*).

10.24 Warrant to purchase 225,000 shares of common stock dated March 22, 1999 by and between LaserSight Incorporated and purchasers of common stock of LaserSight Incorporated (filed as Exhibit 10.39 to the Company's Form 10-K filed on March 31, 1999*).

10.25 Warrant to purchase 67,500 shares of common stock dated February 22, 1999 by and between LaserSight Incorporated and Guy Numann (filed as Exhibit 10.40 to the Company's Form 10-Q filed on May 17, 1999*).

10.26 Relocation Agreement, by and between LaserSight Incorporated and Gregory L. Wilson, dated October 13, 1999 (filed as Exhibit 10.45 to the Company's Form 10-Q filed on November 15, 1999*).

10.27         Employment Agreement, by and between LaserSight Technologies, Inc.
              and Jack T. Holladay, dated October 27, 1999 (filed as Exhibit
              10.47 to the Company's Form 10-Q filed on November 15, 1999*).

10.28 Securities Purchase Agreement by and between LaserSight Incorporated and TLC Laser Eye Centers Inc. dated January 31, 2000 (filed as Exhibit 99.2 to the Company's Form 8-K filed on February 8, 2000*).

10.29 Registration Rights Agreement dated January 31, 2000 by and between LaserSight Incorporated and TLC Laser Eye Centers Inc. (filed as Exhibit 99.3 to the Company's Form 8-K filed on February 8, 2000*).

10.30 Securities Purchase Agreement by and between LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. dated January 31, 2000 (filed as Exhibit 99.4 to the Company's Form 8-K filed on February 8, 2000*).

10.31 Registration Rights Agreement dated January 31, 2000 by and between LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. (filed as Exhibit 99.5 to the Company's Form 8-K filed on February 8, 2000*).

10.32 Securities Purchase Agreement by and between LaserSight Incorporated, Engmann Options, Inc. and MDNH Partners, L.P. dated February 18, 2000. The Company undertakes to provide to the Commission upon its request the schedules omitted from this exhibit (filed as Exhibit 10.54 to the Company's Form 10-K filed on March 30, 2000*).

10.33 Registration Rights Agreement dated February 18, 2000 by and between LaserSight Incorporated, Engmann Options, Inc. and MDNH Partners, L.P. (filed as Exhibit 10.55 to the Company's Form 10-K filed on March 30, 2000*).

10.34 Technology Purchase Agreement dated as of March 8, 2000 by and between LaserSight Technologies, Inc., Premier Laser Systems, Inc. and Eyesys-Premier, Inc. The Company undertakes to provide to the Commission upon its request the schedules omitted from this exhibit (filed as Exhibit 10.56 to the Company's Form 10-K filed on March 30, 2000*).

10.35 Employment Agreement, by and between LaserSight Technologies, Inc and Donald M. Litscher dated February 23, 2000 (filed as Exhibit
              10.57 to the Company's Form 10-Q filed on May 12, 2000*).

10.36 Amended and Restated Employment Agreement, by and between LaserSight Technologies, Inc. and L. Stephen Dalton dated effective as of August 1, 2001 (filed as Exhibit 10.50 to the Company's Form 10-Q filed on August 14, 2001*).

10.37 Securities Purchase Agreement dated September 8, 2000 among LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. The Company undertakes to provide to the Commission upon its request the schedules omitted from this exhibit (filed as Exhibit 99.2 to the Company's Form 8-K filed on September 22, 2000*).

10.38 Warrant agreement dated September 8, 2000 among LaserSight Incorporated and BayStar Capital, L.P. (filed as Exhibit 99.3 to the Company's Form 8-K filed on September 22, 2000*).

10.39 Warrant agreement dated September 8, 2000 among LaserSight Incorporated and BayStar International, Ltd. (filed as Exhibit
              99.4 to the Company's Form 8-K filed on September 22, 2000*).

10.40 Registration Rights Agreement dated September 8, 2000 among LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. (filed as Exhibit 99.5 to the Company's Form 8-K filed on September 22, 2000*).

10.41 Assignment Agreement dated as of February 27, 2001 among LaserSight Patents, Inc. and Alcon Laboratories, Inc. (filed as
              Exhibit 99.1 to the Company's Form 8-K filed on March 16,
              2001*)**.

10.42 Amended and Restated License and Royalty Agreement dated as of January 3, 2001 by and between LaserSight Technologies, Inc., Luis
              A. Ruiz, M.D. and Sergio Lenchig (filed as Exhibit 10.56 to the Company's Form 10-K filed on March 30, 2001*).

10.43 Registration Rights Agreement dated January 3, 2001 among LaserSight Incorporated, Luis A. Ruiz, M.D. and Sergio Lenchig (filed as Exhibit 10.57 to the Company's Form 10-K filed on March 30, 2001*).

10.44 Loan and Security Agreement dated March 12, 2001 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc. (filed as Exhibit 10.58 to the Company's Form 10-K filed on March 30, 2001*).

10.45 Warrant agreement dated March 12, 2001 among LaserSight Incorporated and Heller Healthcare Finance, Inc. (filed as Exhibit
              10.59 to the Company's Form 10-K filed on March 30, 2001*).

10.46 Registration Rights Agreement dated March 12, 2001 among LaserSight Incorporated and Heller Healthcare Finance, Inc. (filed as Exhibit 10.60 to the Company's Form 10-K filed on March 30, 2001*).

10.47         Employment Agreement, by and between LaserSight Technologies,
              Inc and Christine A. Oliver effective as of October 30, 2000 (filed as Exhibit 10.61 to the Company's Form 10-Q filed on August 14, 2001*).

10.48 Settlement and License Agreement dated as of May 25, 2001 between LaserSight Incorporated and Visx, Incorporated (filed as Exhibit
              10.62 to the Company's Form 10-Q filed on August 14, 2001*).**

10.49 Securities Purchase Agreement dated July 6, 2001 among LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. (file as Exhibit 99.2 to the Company's Form 8-K filed on July 18, 2001*).

10.50 Series F Registration Rights Agreement dated July 6, 2001 among LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. (filed as Exhibit 99.3 to the Company's Form 8-K filed on July 18, 2001*).

10.51 Non-Exclusive License Agreement dated September 7, 2001 among LaserSight Incorporated, LaserSight Technologies, Inc. and Bausch & Lomb Incorporated (filed as Exhibit 10.66 to the Company's Form 10-Q filed on November 14, 2001*).

10.52 Amendment No. 1 to Loan and Security Agreement dated as of February 15, 2002 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc.

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

Dated:   April 1, 2002                    LASERSIGHT INCORPORATED

                                  By:     /s/ Michael R. Farris
                                          --------------------------------------
                                          Michael R. Farris, President and
                                          Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael R. Farris                                     Dated:   April 1, 2002
-----------------------------------------------------
Michael R. Farris, President,
Chief Executive Officer and Director


/s/ Francis E. O'Donnell, Jr., M.D.                       Dated:   April 1, 2002
-----------------------------------------------------
Francis E. O'Donnell, Jr., M.D.,
Chairman of the Board, Director


                                                          Dated:   April 1, 2002
-----------------------------------------------------
D. Michael Litscher, Chief Operating Officer and Director


/s/ Terry A. Fuller, Ph.D.                                Dated:   April 1, 2002
-----------------------------------------------------
Terry A. Fuller, Ph.D., Director


/s/ Guy W. Numann                                         Dated:   April 1, 2002
-----------------------------------------------------
Guy W. Numann, Director


/s/ David T. Pieroni                                      Dated:   April 1, 2002
-----------------------------------------------------
David T. Pieroni, Director


/s/ Gregory L. Wilson                                     Dated:   April 1, 2002
-----------------------------------------------------
Gregory L. Wilson, Chief Financial Officer
(Principal accounting officer)

                          Independent Auditors' Report


The Board of Directors and Stockholders
LaserSight Incorporated:

We have audited the accompanying consolidated balance sheets of LaserSight Incorporated and Subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserSight Incorporated and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  /s/ KPMG LLP

St. Louis, Missouri
March 22, 2002

                             LASERSIGHT INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2001 and 2000

                                  ASSETS                                                          2001               2000
                                                                                                  ----               ----
Current assets:
     Cash and cash equivalents                                                              $    2,762,062          8,593,858
     Accounts receivable - trade, net                                                            8,100,993          9,546,368
     Notes receivable - current portion, net                                                     3,219,289          4,065,958
     Inventories                                                                                12,005,108         12,123,877
     Deferred tax assets                                                                            40,214             55,522
     Other current assets                                                                          691,474            272,745
                                                                                            --------------     --------------
                                    Total current assets                                        26,819,140         34,658,328

Notes receivable, less current portion, net                                                      2,129,652          2,833,393
Property and equipment, net                                                                      1,373,494          2,398,292
Other assets, net                                                                                5,987,631         11,986,439
                                                                                            --------------     --------------
                                                                                            $   36,309,917         51,876,452
                                                                                            ==============     ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                       $    3,846,906          3,870,791
     Accrued expenses                                                                            5,998,835          7,030,657
     Accrued commissions                                                                         1,650,299          1,926,996
     Deferred revenue                                                                            1,459,592          1,149,415
                                                                                            --------------     --------------
                                    Total current liabilities                                   12,955,632         13,977,859

Accrued expenses, less current portion                                                             315,595            398,767
Deferred royalty revenue, less current portion                                                   4,600,000                 --
Deferred income taxes                                                                               40,214             55,522
Long-term obligations                                                                                   --            109,730
Note payable, net of discount of $73,530 at December 31, 2001                                    2,926,470                 --
Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock:
        Series C - par value $.001 per share; authorized 10,000,000 shares; zero and 2,000,000 shares issued and outstanding at
        December 31, 2001 and 2000, respectively                                                        --              2,000
        Series F - par value $.001 per share; authorized 10,000,000 shares; 1,276,596 and zero shares issued and outstanding at
        December 31, 2001 and 2000, respectively                                                     1,277                 --
     Common stock-par value $0.001 per share; authorized 100,000,000 shares;
        26,596,062 and 22,920,278 shares issued at December 31, 2001 and
        2000, respectively                                                                          26,596             22,920
     Additional paid-in capital                                                                102,918,836         98,594,665
     Stock subscription receivable                                                              (1,140,000)        (1,140,000)
     Accumulated deficit                                                                       (85,792,056)       (59,602,364)
     Less treasury stock, at cost; 145,200 common shares at December 31,
        2001 and 2000                                                                             (542,647)          (542,647)
                                                                                            --------------     --------------
                                    Total stockholders' equity                                  15,472,006         37,334,574
                                                                                            --------------     --------------
                                                                                            $   36,309,917         51,876,452
                                                                                            ==============     ==============

See accompanying notes to consolidated financial statements.

                             LASERSIGHT INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  Years ended December 31, 2001, 2000 and 1999

                                                                               2001               2000               1999
                                                                               ----               ----               ----
     Revenues:
          Products                                                       $   13,076,039         31,064,505         19,403,781
          Royalties                                                             392,000          2,632,551          1,970,504
                                                                         --------------     --------------     --------------
                                                                             13,468,039         33,697,056         21,374,285
     Cost of revenues:
          Product cost                                                        7,385,303         14,804,797          9,621,351
                                                                         --------------     --------------     --------------

              Gross profit                                                    6,082,736         18,892,259         11,752,934

     Research, development, and regulatory expenses                           3,271,724          4,621,783          3,139,906

     Other general and administrative expenses                               23,753,773         21,958,518         16,001,891
     Selling related expenses                                                 4,674,752          7,620,844          4,710,288
     Amortization of intangibles                                                503,094          2,361,574          2,291,140
     Impairment loss                                                                 --          4,116,504                 --
                                                                         --------------     --------------     --------------
                                                                             28,931,619         36,057,440         23,003,319
                                                                         --------------     --------------     --------------

        Loss from operations                                                (26,120,607)       (21,786,964)       (14,390,291)

     Other income and expenses:
          Interest and dividend income                                          578,734            930,040            770,967
          Interest expense                                                     (480,411)           (29,119)           (93,085)
          Gain on sale of patent                                              3,950,836                 --                 --
          Other, net                                                           (591,289)          (135,000)                --
                                                                         --------------     --------------     --------------

        Loss from continuing operations before income tax expense           (22,662,737)       (21,021,043)       (13,712,409)

     Income tax expense                                                              --                 --                 --
                                                                         --------------     --------------     --------------
        Loss from continuing operations                                     (22,662,737)       (21,021,043)       (13,712,409)

     Discontinued operations:
        Loss from the operation of discontinued health care
          services business                                                  (3,371,423)          (409,038)          (711,571)
        Loss on disposal of health care services business,
          including provision of $110,000 for operating losses
          during phase-out period                                              (155,532)                --                 --
                                                                         --------------     --------------     --------------

        Loss from discontinued operations                                    (3,526,955)          (409,038)          (711,571)
                                                                         --------------     --------------     --------------

        Net loss                                                         $  (26,189,692)       (21,430,081)       (14,423,980)
                                                                         ==============     ==============     ==============

     Loss per common share - basic and diluted                           $        (1.04)             (1.02)             (0.89)
                                                                         ==============     ==============     ==============

     Weighted average number of shares outstanding
          - basic and diluted                                                25,131,000         21,061,000         16,207,000
                                                                         ==============     ==============     ==============

     See accompanying notes to consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2001, 2000 and 1999


                                                                      Issued
                      Common Stock      Preferred Stock  Additional   Shares       Stock                               Total
                      ------------      ---------------    Paid-in    Held In   Subscription  Accumulated  Treasury  Stockholders'
                    Shares    Amount    Shares   Amount    Capital    Escrow     Receivable     Deficit      Stock     Equity
                    ------    ------    ------   ------    -------    ------     ----------     -------      -----     ------
Balances at
  December 31,
  1998            13,332,835 $13,333  4,000,000  $4,000  59,407,392          --  (1,140,000)  (23,748,303) (521,084)    34,015,338

Issuance of shares
  from exercise of
  stock options,
  warrants and
  ESPP             2,257,478   2,257         --     --   10,873,627          --          --            --   (21,563)    10,854,321

Issuance of
  options and
  warrants in
  conjunction with
  consulting
  agreements              --      --         --     --      187,192          --          --            --        --        187,192

Issuance of shares
  into escrow in
  conjunction with
  acquisition of
  intangible
  assets             200,000     200         --     --    2,936,050  (2,936,250)         --            --        --             --

Issuance of stock
  options in
  conjunction with
  acquisition of
  intangible
  assets                  --      --         --     --       94,800          --          --            --        --         94,800

Issuance of shares
  from financing,
  net of financing
  costs            2,250,000   2,250         --     --    8,847,750          --          --            --        --      8,850,000

Net loss                  --      --         --     --           --          --          --   (14,423,980)       --    (14,423,980)
                  ---------- ------- ---------- ------ ------------ ----------- ------------ ------------ --------- --------------
Balances at
  December 31,
  1999            18,040,313  18,040  4,000,000  4,000   82,346,811  (2,936,250) (1,140,000)  (38,172,283) (542,647)    39,577,671

                                      F-4a

Issuance of shares
  from exercise of
  stock options,
  warrants and
  ESPP                19,649      20         --     --       84,513          --          --            --        --         84,533

Issued shares
  returned from
  escrow and
  cancelled         (200,000)   (200)        --     --   (2,936,050)  2,936,250          --            --        --             --

Issuance of shares
  from financing,
  net of financing
  costs            3,060,316   3,060         --     --   19,099,391          --          --            --        --     19,102,451

Conversion of
  preferred stock  2,000,000   2,000 (2,000,000)(2,000)          --          --          --            --        --             --

Net loss                  --      --         --     --           --          --          --   (21,430,081)       --    (21,430,081)
                  ---------- ------- ---------- ------ ------------ ----------- ----------- ------------- --------- --------------
Balances at
  December 31,
  2000            22,920,278  22,920  2,000,000  2,000   98,594,665          --  (1,140,000)  (59,602,364) (542,647)    37,334,574

                                      F-4b

Issuance of shares
  from ESPP           56,327      56         --     --       66,669          --          --            --        --         66,725

Issuance of shares
  in conjunction
  with license
  agreement          730,552     731         --     --    1,117,927          --          --            --        --      1,118,658

Issuance of shares
  in conjunction
  with
  professional
  services            50,000      50         --     --       60,419          --          --            --        --         60,469

Issuance of
  warrants in
  conjunction with
  debt financing          --      --         --     --      122,557          --          --            --        --        122,557

Issuance of
  options in
  conjunction with
  consulting
  agreement               --      --         --     --       33,715          --          --            --        --         33,715

Issuance of shares
  from financing,
  net of financing
  costs              838,905     839  1,276,596  1,277    2,922,884          --          --            --        --      2,925,000

Conversion of
  preferred stock  2,000,000   2,000 (2,000,000)(2,000)          --          --          --            --        --             --

Net loss                  --      --         --     --           --          --          --   (26,189,692)       --    (26,189,692)
                  ---------- ------- ---------- ------ ------------ ----------- ----------- ------------- --------- --------------
Balances at
  December 31,
  2001            26,596,062 $26,596  1,276,596 $1,277  102,918,836          --  (1,140,000)  (85,792,056) (542,647)    15,472,006
                  ========== ======= ========== ====== ============ =========== =========== ============= ========= ==============


See accompanying notes to consolidated financial statements.

                                    F-4c

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Years ended December 31, 2001, 2000 and 1999

                                                                               2001               2000               1999
                                                                               ----               ----               ----
Cash flows from operating activities:
   Net loss                                                              $  (26,189,692)       (21,430,081)       (14,423,980)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Gain on sale of patent                                                  (3,950,836)                --                 --
     Depreciation and amortization                                            2,275,974          3,746,919          3,263,894
     Impairment loss                                                                 --          4,116,504                 --
     Impairment on discontinued operation                                     2,984,493                 --                 --
     Provision for uncollectible accounts                                     2,258,252          2,354,366          1,965,234
     Stock, options and warrants issued in conjunction with
       consulting agreements, settlement and services                            94,184                 --            187,192
     Changes in assets and liabilities:
       Notes receivable, net                                                  1,160,595           (537,162)           595,280
       Accounts receivable, net                                                (423,062)        (5,030,286)        (3,495,128)
       Inventories                                                              118,769         (3,714,054)          (315,451)
       Accounts payable                                                         (23,885)         1,176,297            474,449
       Accrued expenses and commissions                                      (1,035,092)         3,471,367            566,624
       Income taxes                                                                  --                 --             (9,239)
       Deferred revenue                                                       4,910,177             96,038           (317,558)
       Other, net                                                               151,396             23,484           (174,328)
                                                                         --------------     --------------     --------------
                Net cash used in operating activities                       (17,668,727)       (15,726,608)       (11,683,011)
                                                                         --------------     --------------     --------------
Cash flows from investing activities:
   Purchases of property and equipment                                         (296,592)        (1,600,654)          (704,298)
   Net proceeds from sale of patent                                           6,365,000                 --                 --
   Acquisition of other intangible assets                                            --         (4,513,665)                --
                                                                         --------------     --------------     --------------
                Net cash provided by (used in) investing activities           6,068,408         (6,114,319)          (704,298)
                                                                         --------------     --------------     --------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                            --         19,102,451          8,850,000
   Proceeds from preferred stock financing, net                               2,925,000                 --                 --
   Proceeds from exercise of stock options, warrants and ESPP                    66,725             84,533         10,367,051
   Proceeds from debt financing                                               2,776,798                 --                 --
   Repayment of capital lease obligation                                             --                 --            (19,659)
                                                                         --------------     --------------     --------------
                Net cash provided by financing activities                     5,768,523         19,186,984         19,197,392
                                                                         --------------     --------------     --------------

                Increase (decrease) in cash and cash equivalents             (5,831,796)        (2,653,943)         6,810,083

Cash and cash equivalents:
   Beginning of year                                                          8,593,858         11,247,801          4,437,718
                                                                         --------------     --------------     --------------
   End of year                                                           $    2,762,062          8,593,858         11,247,801
                                                                         ==============     ==============     ==============

See accompanying notes to consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

NOTE 1 -- BUSINESS AND LIQUIDITY

LaserSight Incorporated (the Company) is the parent company of the following major wholly-owned operating subsidiaries: LaserSight Technologies, Inc., which develops, manufactures and sells ophthalmic lasers and related products primarily for use in laser vision correction, including laser in-situ keratomileusis (LASIK) and photorefractive keratectomy (PRK) procedures and currently licenses patents related to refractive surgical equipment; LaserSight Patents, Inc., which currently licenses patents related to refractive surgical procedures; and MRF, Inc. d/b/a The Farris Group, a consulting firm servicing health care providers.

The Company has incurred significant losses and negative cash flows from operations in each of the years in the three-year period ended December 31, 2001 and has an accumulated deficit of $85,792,056 at December 31, 2001. The substantial portion of the losses is attributable to delays in Food and Drug Administration (FDA) approvals for the treatment of various procedures on the Company's excimer laser system in the U.S. (a key approval for the treatment of nearsightedness with or without astigmatism was received in late September 2001) and the continued development efforts to expand clinical approvals of the Company's excimer laser and other products.

The Company has significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. Management expects the Company's cash and cash equivalent balances and funds from operations will be sufficient to meet its anticipated operating cash requirements for a very limited period of time. As a result, management of the Company is undertaking steps as part of a plan to attempt to improve liquidity and operations with the goal of sustaining Company operations for the next twelve months and beyond. These steps include attempting to (a) raise additional equity capital and/or debt financing; (b) control overhead and expenses; (c) increase U.S. laser sales and revenues based on the recent FDA approvals received and improve collections on related receivables; (d) improve pricing and terms of international sales with custom ablation products like the recently announced Corneal Interactive Programmed Topographic Ablation (CIPTA); and (e) introduce new refractive products that complement excimer laser systems.

There can be no assurance the Company can successfully accomplish these steps. Accordingly, the Company's ability to continue as a going concern is uncertain and dependent upon obtaining additional equity capital and/or debt financing and achieving improved operational results and cash flows. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

As discussed in Note 3, the Company's health care services business has been accounted for as discontinued operations. Unless otherwise noted, disclosures herein pertain to the Company's continuing operations.

USE OF ESTIMATES

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

CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable.

The Company sells products to customers, at times extending credit for such sales. Exposure to losses on receivables is principally dependent on each customer's financial condition and their ability to generate revenue from the Company's products. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

INCOME TAXES

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

GOODWILL AND ACQUIRED TECHNOLOGY

Goodwill represented the excess of cost over the fair value of net assets acquired and was amortized on a straight-line basis over estimated useful lives up to 20 years. Management evaluated the carrying value of goodwill using projected future undiscounted operating cash flows of the acquired businesses. During 2001 and 2000, impairment losses were recorded for the unamortized value of goodwill related to certain acquisitions. See note 8.

Acquired technology is recorded as an intangible asset and is amortized over a period of 12 years based on the Company's estimate of the useful life of the solid-state laser product and related patent acquired. The Company continually assesses the potential market for solid-state as an improvement to existing excimer laser technology.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the year incurred. The cost of certain equipment used in research and development activities which have alternative uses is capitalized as equipment and depreciated using the straight-line method over the estimated lives (five to seven years) of the assets. Total expenditures on research and development for the years ended December 31, 2001, 2000 and 1999 were, approximately $2,287,000, $3,165,000 and
$2,084,000, respectively.

PRODUCT WARRANTY COSTS

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

COST OF REVENUES

Cost of revenues consist of product cost. Product cost relates to the cost from the sale of its products in the period that the products are shipped to the customers.

LOSS PER SHARE

Basic loss per common share is computed using the weighted average number of common shares. Diluted loss per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase Common Stock, and convertible Preferred Stock and are included in the computation using the treasury stock method if they would have a dilutive effect. Diluted loss per share for the years ended December 31, 2001, 2000 and 1999 is the same as basic loss per share.

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2001, 2000 and 1999:

                                     2001           2000           1999
                                     ----           ----           ----
Numerator:
   Net loss                      $(26,189,692)   (21,430,081)   (14,423,980)
                                 ============    ===========    ===========

Denominator, basic and diluted:
   Weighted average
   shares outstanding              25,131,000     21,061,000     16,207,000
                                 ============    ===========    ===========

Basic and diluted loss per share:
   Loss from continuing
     operations                         (0.90)         (1.00)         (0.85)
   Loss from discontinued
     operations                         (0.13)         (0.02)         (0.04)
   Loss from disposal of
     discontinued operations            (0.01)            --             --
                                 ------------    -----------    -----------
   Net loss                      $      (1.04)         (1.02)         (0.89)
                                 ============    ===========    ===========

Common share equivalents, including contingently issuable shares, options, warrants, and convertible Preferred Stock totaling 1,406,000, 2,507,000 and 5,538,000 common stock equivalents at December 31, 2001, 2000 and 1999, respectively, are not included in the computation of diluted loss per share because they had an antidilutive effect.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. The Company adopted the provisions of Statement No. 141 on July 1, 2001 and the provisions of Statement No. 142 on January 1, 2002. Management does not expect Statement No. 142 to have a material effect on the consolidated financial statements.

In October 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Statement No. 144 also supercedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 is intended to establish one accounting model for long-lived assets to be disposed of by sale and to address significant implementation issues. The Company adopted Statement No. 144 on January 1, 2002. Management does not expect Statement No. 144 to have a material effect on the consolidated financial statements.

NOTE 3 -- DISCONTINUED OPERATIONS

In November 2001, the Company decided to discontinue the operations of its health care services business as a result of its increased focus on refractive product development and commercialization. The health care services business continued its operations through the end of 2001 and is phasing out its remaining client projects in early 2002.

Results from discontinued operations for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                     2001           2000           1999
                                     ----           ----           ----
Net revenues                     $    897,457        820,545        354,167
   Operating loss:
   Loss from discontinued
     operations                    (3,371,423)      (409,038)      (711,571)
   Loss from disposal of
     discontinued operations         (155,532)            --             --
                                 ------------    -----------    -----------
     Loss from discontinued
       operations                $ (3,526,955)      (409,038)      (711,571)
                                 ============    ===========    ===========

Losses from discontinued operations included the results of operations from the business to be disposed of through December 31, 2001. Losses related to the business subsequent to year-end were estimated and provided for in the loss on the disposition of the business.

The 2001 loss from discontinued operations, $3,371,423, included an impairment loss of approximately $2,984,000 related to the goodwill of its health care services subsidiary. The Company's increased focus on refractive product development and commercialization resulted in management's decision in late 2001 to phase out the health care services business. As a result, management performed an evaluation of the recoverability of such goodwill, and concluded that a significant impairment of intangible assets had occurred. An impairment charge was required because the carrying value of the assets could not be recovered through estimated net cash flows.

The loss from the disposal recorded in 2001 totaled $155,532. The losses associated with the disposition of the business was based on an estimate of results of operations for the business from the date the decision was made to dispose of the business through the phase-out period. The amounts ultimately realized by the Company could differ materially from the amounts assumed in arriving at the loss from disposal of discontinued operations.

NOTE 4 -- ACQUISITIONS

INTELLECTUAL PROPERTY

In March 2000, the Company acquired all intellectual property related to a development project designed to provide front-to-back analysis and total refractive measurement of the eye from Premier Laser Systems, Inc. Of the total consideration of approximately $4.0 million before transaction costs, approximately $2.8 million was paid at closing, $0.5 million was paid in April 2000 and approximately $0.7 million was paid in May 2000. Assets purchased included U.S. and foreign patents and pending patent applications and an exclusive license to nine patents that are intended to be used to complete development of an integrated refractive diagnostic work station. The total cost is included in other assets and is being amortized over the life of the patents, 17 years.

TECHNOLOGY DEVELOPMENT AND LICENSE AGREEMENT

In October 1999, the Company entered into a technology development and exclusive license agreement with Quadrivium, L.L.C. covering patents and patent applications related to a corneal reshaping procedure that achieves a refractive correction utilizing low levels of infrared energy. The Company issued 200,000 shares of Common Stock, valued at approximately $2.9 million, which were placed into escrow. If the Company determined the technology to be capable of producing a commercially viable system in accordance with the agreement, 100,000 shares would have been released from escrow. Otherwise, all shares would be returned to the Company. On the date that clinical trials using this technology were completed, if the Company determined that the international commercialization of the system was viable, the remaining 100,000 shares would have been released from escrow. Otherwise, the remaining shares would be returned to the Company. At December 31, 1999, the value of these shares was classified as Issued Shares Held in Escrow in the Stockholders' Equity section of the consolidated balance sheet. During the year ended December 31, 2000, the Company determined the technology was not capable of producing a commercially viable system and, in accordance with the agreement, all 200,000 shares of Common Stock were released from escrow, returned to the Company, and cancelled.

PHOTOMED, INC.

In July 1997, the Company acquired from Photomed, Inc. the rights to a Pre-Market Approval (PMA) application filed with the FDA for a laser to perform LASIK, a refractive surgery alternative to surface PRK. In addition, the Company purchased from a stockholder of Photomed, Inc. U.S. patent number 5,586,980 for a keratome, the instrument necessary to create the corneal "flap" in the LASIK procedure. The Company issued a combination of 535,515 unregistered shares of Common Stock (valued at $3,416,700) and $333,300 in cash as consideration for the PMA application and the keratome patent. The seller is entitled to receive a percentage of any licensing fees or sale proceeds related to the patent. The total value was capitalized as the cost of PMA application and patent and is being amortized over 5 and 15 years, respectively. In September 1998, the Company entered into an amendment with Photomed based on a FDA approval received in July 1998, and paid Photomed a total of $1,740,000, of which $990,000 was paid in cash and the balance paid through the issuance of 187,500 shares of Common Stock. As of December 31, 2001, the unamortized carrying value of the keratome patent was included in other assets. In December 2000, an impairment loss was taken for the unamortized value of the PMA application. See note 8.

PATENTS

In August 1997, the Company finalized an agreement with International Business Machines Corporation (IBM), in which the Company acquired certain patents (IBM Patents) relating to ultraviolet light ophthalmic products and procedures for ultraviolet ablation for $14.9 million. The total value was capitalized and was being amortized over approximately 8 years prior to its sale in March 2001. Under the agreement, IBM transferred to the Company all of IBM's rights under its patent license agreements with certain licensees. Royalties from such assigned patent licenses totaled approximately $392,000, $2,633,000 and $1,971,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

On March 1, 2001, the Company completed the sale of the IBM Patents for a cash payment of $6.5 million. The Company retained a non-exclusive royalty free license under the patent. The Company's net gain on the sale of the patent was approximately $4.0 million. As of December 31, 2000, the unamortized carrying value of the patents was included in other assets.

KERATOME LICENSE

In September 1997, the Company acquired worldwide distribution rights to the Ruiz-Lenchig disposable keratome for the LASIK procedure and entered into a limited exclusive license agreement for intellectual property related to the keratome products formerly known as the Automated Disposable Keratome (A.D.K). The trade name for this single use keratome is now the LaserSight UniShaper(TM) single use keratome. In exchange, the Company paid $400,000 in cash at closing and supplied to the licensors one excimer laser. Six months after the first shipment of the disposable keratome product, the Company paid an additional $150,000 to the licensors. The total value was capitalized, including the net book value of the laser, and is being amortized over 31 months. The Company will also share the product's gross profit with the licensors with minimum quarterly royalties of $400,000 beginning approximately seven months after the initial shipment date. Under the arrangement, gross profit is defined as the selling price less certain costs of sales and commissions. In January 2001, the Company entered into an amended and restated license and royalty agreement related to the Company's keratome products. Under the terms of the amendment, 730,552 shares of Common Stock were issued, valued at approximately $1.1 million, in prepayment for royalties during the term of the license. The term was extended three years until July 31, 2005. In addition, minimum royalty payments totaling approximately $4.8 million at December 31, 2001, will be due in installments through the term of the amendment. The royalty rate was reduced from 50% to 10% of gross profits. As of December 31, 2001 and 2000, the prepaid royalties under the keratome license were included in other current assets.

LASERSIGHT CENTERS INCORPORATED

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

In December 2000, an impairment loss was taken for the unamortized value of the goodwill related to Centers. See note 8.

NOTE 5 -- ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable at December 31, 2001 and 2000 were net of allowance for uncollectibles of approximately $5,521,000 and $4,661,000, respectively. During 2001 and 2000, approximately $1,398,000 and $1,569,000, respectively, in accounts and notes receivable, net of associated commissions and bad debt recoveries, were written off as uncollectible.

The Company currently provides internal financing for sale of its laser systems. Sales for which there is no stated interest rate are discounted at a rate of eight percent, an estimate of the prevailing market rate for such purchases. Note receivable payments due within one year are classified as current. Maturity dates of long-term notes receivable balances, less an allowance for uncollectibles, at December 31, 2001 are as follows:

   Due in 2003        $ 1,818,676
          2004            285,948
          2005             25,028
                      -----------
                      $ 2,129,652
                      ===========

NOTE 6 -- INVENTORIES

The components of inventories at December 31, 2001 and 2000 are summarized as follows:

                                     2001           2000
                                     ----           ----
Raw materials                    $  7,699,939      6,704,447
Work in process                        92,030        121,474
Finished goods                      3,563,796      4,482,276
Test equipment-clinical trials        649,343        815,680
                                 ------------    -----------
                                 $ 12,005,108     12,123,877
                                 ============    ===========

As of December 31, 2001 and 2000, the Company had two laser systems being used under arrangements for clinical trials.

NOTE 7 -- PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2001 and 2000 are as follows:

                                     2001           2000
                                     ----           ----
Leasehold improvement            $    646,431        675,556
Furniture and equipment             1,370,958      1,819,398
Laboratory equipment                2,330,727      3,122,289
                                 ------------    -----------
                                    4,348,116      5,617,243
Less accumulated depreciation       2,974,622      3,218,951
                                 ------------    -----------
                                 $  1,373,494      2,398,292
                                 ============    ===========

NOTE 8 -- OTHER ASSETS

Other assets at December 31, 2001 and 2000 are as follows:

                                     2001           2000
                                     ----           ----
Goodwill, net of accumulated
   amortization of $1,274,484
   in 2000                       $         --      3,232,425
Acquired technology, net of
   accumulated amortization of
   $939,624 in 2001 and $793,620
   in 2000                            812,376        958,380
Ultraviolet patents, net of
   accumulated amortization of
   $1,973,733 in 2000                      --      2,414,164
Diagnostic patents, net of
   accumulated amortization
   of $423,465 in 2001 and
   $181,485 in 2000.                3,690,200      3,932,180
Keratome patents and license,
   net of accumulated
   amortization of $305,622 in
   2001 and $1,344,826 in 2000        786,385      1,130,063
Deposits                              466,874        319,227
Deferred financing costs, net         231,796             --
                                 ------------    -----------
                                 $  5,987,631     11,986,439
                                 ============    ===========

In late 2001, the Company recorded an impairment loss of approximately $3.0 million related to goodwill of its MRF, Inc. subsidiary. Management decided to discontinue the operations of its health care services business as a result of its increased focus on refractive product development and commercialization. See note 3.

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

During the fourth quarter of 2000, the Company also recorded an impairment loss of approximately $1.8 million related to the PMA application acquired in 1997. In December 2000, the Company submitted to the FDA its own PMA supplement representing data from clinical trials performed on the Company's LSX laser system, an advantage over the PMA application acquired in 1997. In addition, the FDA has audited and approved the Company's manufacturing operation for the LSX laser system. This December 2000 submission resulted in management's decision to abandon further efforts related to the PMA application acquired in 1997. As a result, management performed an evaluation of the recoverability of such intangible asset, and concluded that a significant impairment of intangible assets had occurred. An impairment charge was required because the carrying value of the assets could not be recovered through estimated net cash flows.

NOTE 9 -- EMPLOYEE BENEFIT PLANS

401(K) PLAN

The Company has a 401(k) plan for the benefit of substantially all of its full-time employees. The plan provides, among other things, for employer-matching contributions to be made at the discretion of the Board of Directors. Employer-matching contributions vest over a seven-year period. Administrative expenses of the plan are paid by the Company. For the years ended December 31, 2001, 2000 and 1999, expense incurred related to the 401(k) plan, including employer-matching contributions, was approximately $9,000, $78,000 and $60,000, respectively.

EMPLOYEE STOCK PURCHASE PLAN

During 1999, the Company established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company issued 56,327, 12,681 and 6,126 shares of Common Stock during 2001, 2000 and 1999, respectively, pursuant to this plan at an average price per share of $1.18, $3.24 and $8.50, respectively.

NOTE 10 -- NOTES PAYABLE

On March 12, 2001, the Company entered into a loan agreement with Heller Healthcare Finance, Inc. (Heller) for a $3.0 million term loan at an annual interest rate of prime plus 2.5% (7.25% at December 31, 2001) and a revolving loan in an amount of up to 85% of eligible receivables related to U.S. sales, but not more than $10.0 million, at an annual interest rate of prime plus 1.25% (6% at December 31, 2001). Eligible accounts receivable will primarily be based on future U.S. sales. There have been no borrowings under the revolving loan to date. The term loan and the revolving loan mature on March 12, 2003. In connection with the loans, the Company paid an origination fee of $130,000 and issued warrants to purchase 243,750 shares of Common Stock. At the termination of the loan, an additional fee of $148,125 will be payable to Heller. The warrants are exercisable at any time from March 12, 2001 through March 12, 2004 at an exercise price per share of $3.15. Borrowings under the loan agreement are secured by substantially all of the Company's assets. The loan agreement required the Company to meet certain covenants, including the maintenance of a minimum level of net worth. In February 2002, the Company and Heller entered into an amended loan agreement that included a revised net worth covenant beginning with the Company's December 31, 2001 financial statements. See note 17.

In connection with a loan agreement in 1997, the Company issued warrants to purchase 500,000 shares of Common Stock. The warrants are exercisable at any time through April 1, 2002 and currently have an exercise price per share of $4.91. Subject to certain conditions based on the market price of the Common Stock, any warrants that remain outstanding on April 1, 2002 are subject to mandatory repurchase by the Company currently at a price of $1.21 per warrant. The warrants have certain anti-dilution features that resulted in approximately 98,000 additional shares being issuable under the warrants, primarily due to the issuance of the Series B, C, D & F Preferred Stock and the September 2000 private placement. A total of 497,000 warrants have been exercised through December 31, 2001. As a result of a cashless exercise, a total of 314,941 shares of Common Stock have been issued as a result of such exercises. The recorded amount of the obligation will change with the fair value of the warrants, with the corresponding adjustment to interest expense. At December 31, 2001, 101,414 such warrants remained outstanding. The warrants were valued at $119,330 and $109,730 at December 31, 2001 and 2000, respectively, and were classified as accrued expenses and long-term obligations, respectively.

Interest paid during 2001, 2000 and 1999 approximated $525,000, $14,000 and $25,000, respectively.

NOTE 11 -- STOCKHOLDERS' EQUITY

On July 6, 2001, the Company closed a transaction for the sale of 1,276,596 shares of Series F Preferred Stock to a total of two investors in exchange for the Company receiving $3.0 million in cash. The Series F Preferred Stock is convertible into Common Stock on a share for share basis. In addition, the investors received a total of 838,905 shares of Common Stock under price protection provisions of the Company's September 2000 private placement.

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

During the years ended December 31, 2001, 2000 and 1999, LaserSight received approximately $67,000, $85,000 and $10.4 million, respectively, in cash from the exercise of warrants, stock options and the Employee Stock Purchase Plan, resulting in the issuance of 56,327, 19,649 and 2,257,478 shares respectively, of Common Stock. Additionally, approximately $500,000 was applied to additional paid-in capital resulting from the cashless exercise of a portion of Foothill's warrants in 1999. See note 10.

On March 23, 1999, the Company closed a transaction for the sale of 2,250,000 shares of Common Stock to a total of six investors, including Pequot Capital Management, Inc. (Pequot) and TLC, in exchange for the Company receiving $9 million in cash. In addition, the investors received a total of 225,000 warrants to purchase Common Stock at $5.125 each, the Common Stock closing price on March 22, 1999. At December 31, 2001, 180,000 such warrants were outstanding.

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

In June 1998, the Company entered into a Securities Purchase Agreement with TLC, pursuant to which the Company issued 2,000,000 shares of Series C Preferred Stock with a face value of $4.00 per share, resulting in an aggregate offering price of $8 million. The Series C Preferred Stock was converted into 2,000,000 shares of Common Stock in June 2001.

In June 1998, the Company entered into a Securities Purchase Agreement with Pequot Private Equity Fund, L.P., Pequot Scout Fund, L.P., and Pequot Offshore Private Equity Fund, Inc. (Pequot Funds), pursuant to which the Company issued, collectively, 2,000,000 shares of the newly-created Series D Preferred Stock with a face value of $4.00 per share, resulting in an aggregate offering price of $8 million. The Series D Preferred Stock was converted into 2,000,000 shares of Common Stock during 2000.

In August 1997, the Company completed a private placement of 1,600 of shares Series B Preferred Stock yielding net proceeds, after costs of financing, of $14.83 million. The Company also issued warrants to purchase 790,000 shares of Common Stock for a period of five years at $5.91 per share to the investors and placement agent. The warrant price to the investors was reduced to $2.75 in February 1998 in exchange for certain amendments to the agreement as approved by the Company's shareholders. The warrants have certain anti-dilution features that have resulted in approximately 80,000 additional shares being issuable under the warrants, primarily due to the issuance of the Series C, D and F Preferred Stock and the September 2000 private placement and a corresponding reduction in the exercise price to approximately $2.46. At December 31, 2001, 720,104 such warrants remain outstanding. The Series B Preferred Stock was converted or redeemed by the end of June 1998.

NOTE 12 -- STOCK OPTION PLANS

The Company has options outstanding at December 31, 2001 related to two stock based compensation plans (the Plans). Options are currently issuable by the Board of Directors under the 1996 Equity Incentive Employee Plan (1996 Incentive
Plan) and the LaserSight Incorporated Non-employee Directors Stock Option Plan (Directors Plan), both of which were approved by the Company's stockholders in June 1996, and which were last amended in July 2001 and June 1999, respectively.

Under the 1996 Incentive Plan, as amended, employees of the Company are eligible to receive options, although no employee may receive options to purchase greater than 750,000 shares of Common Stock during any one year. Pursuant to terms of the 1996 Incentive Plan, as amended, 5,250,000 shares of Common Stock may be issued at exercise prices of no less than 100% of the fair market value at date of grant, and options generally become exercisable in four annual installments on the anniversary dates of the grant.

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

The per share weighted-average fair value of stock options granted during the years ended December 31, 2001, 2000 and 1999, was $0.35, $2.90 and $6.40,
respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                     2001           2000           1999
                                     ----           ----           ----
Expected dividend yield                0%             0%             0%
Volatility                            50%            50%            50%
Risk-free interest rate            4.39-5.27%     6.12-6.84%     4.57-6.14%
Expected life (years)                 5-10           5-10           3-10

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

                                     2001           2000           1999
                                     ----           ----           ----
NET LOSS:
   As reported                   $(26,189,692)   (21,430,081)   (14,423,980)
   Pro forma                      (28,674,040)   (23,496,356)   (16,209,237)

BASIC AND DILUTED EPS:
   As reported                   $      (1.04)         (1.02)         (0.89)
   Pro forma                            (1.14)         (1.12)         (1.00)

In accordance with SFAS No. 123, the pro forma net loss reflects only options granted on or after January 1, 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost does not reflect options granted prior to January 1, 1995, that vested in 1999.

Stock option activity for all plans during the periods indicated is as follows:

                                                    Weighted
                                     Shares         Average
                                     Under          Exercise
                                     Option          Price
                                     ------          -----

Balance at January 1, 1999          1,657,000       $   6.25
   Granted                          1,121,000          12.85
   Exercised                         (382,822)          5.99
   Terminated                        (190,900)          5.84
                                 ------------
Balance at December 31, 1999        2,204,278           9.68
   Granted                          1,555,049           5.51
   Exercised                           (6,968)          6.23
   Terminated                        (243,815)         10.74
                                 ------------
Balance at December 31, 2000        3,508,544           7.76
   Granted                          2,057,500           1.64
   Terminated                        (707,361)          6.90
                                 ------------
Balance at December 31, 2001        4,858,683           5.30
                                 ============

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2001:

                                             Range of Exercise Prices
                                             ------------------------
                                  $1.25-$3.03    $3.75-$8.13   $9.72-$16.63
                                  -----------    -----------   ------------
Options outstanding:
   Number outstanding at
     December 31, 2001              2,114,200      1,787,983        956,500
   Weighted average remaining
     contractual life              4.56 years     3.55 years     3.60 years
   Weighted average exercise
     price                             $ 1.73           5.35          13.09

Options exercisable:
   Number exercisable at
     December 31, 2001                212,701      1,037,166        582,667
   Weighted average exercise
     price                             $ 2.02           5.39          13.27

NOTE 13 -- INCOME TAXES

There was no federal or state income tax expense for each of the years ended December 31, 2001, 2000 and 1999.

Deferred tax assets and liabilities consist of the following components as of December 31, 2001 and 2000:

                                     2001           2000
                                     ----           ----
Deferred tax liabilities:
   Acquired technology           $    291,947        344,239
                                 ------------    -----------
                                      291,947        344,239
Deferred tax assets:
   Intangibles                             --        337,403
   Inventory                        1,387,481      1,007,933
   Receivable allowance             2,101,840      1,785,941
   License fees                     1,950,259             --
   Commissions                        115,956        146,496
   Warranty accruals                  897,232        928,782
   Property and equipment             241,398         78,585
   NOL carry forward               26,444,965     18,985,971
   Other tax credits                  256,173        256,173
   Other                               15,464         58,169
                                 ------------    -----------
                                   33,410,768     23,585,453

Valuation allowance               (33,118,821)   (23,241,214)
                                 ------------    -----------
Net deferred tax asset
   (liability)                   $         --             --
                                 ============    ===========

Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a risk that these deferred tax assets may expire unused and, accordingly, has established a valuation allowance against them.

Payments for income taxes during the year ended December 31, 1999 were $71,000.

At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of $71.7 million which are available to offset future federal taxable income and begin to expire in the year 2018. The utilization of the Company's net operating losses and credit carryforwards may be limited under Section 382 of the Internal Revenue Code in the event of a change in ownership. In addition, the Company has other tax credit carryforwards of approximately $256,000 that begin to expire in the year 2007.

For the years ended December 31, 2001, 2000 and 1999, the difference between the Company's effective income tax provision and the "expected" tax provision, computed by applying the federal statutory income tax rate to loss before provision for income taxes, is reconciled below:

                                     2001           2000           1999
                                     ----           ----           ----
"Expected" tax benefit           $ (8,904,440)    (7,286,228)    (4,904,100)
State income taxes, net of
   federal income tax benefit        (669,053)      (508,028)      (911,999)
Intangible amortization              (433,325)       950,575        178,374
Nondeductible expenses                115,244         63,387        101,578
Tax deduction from exercise of
   options and warrants                    --         (8,826)    (6,608,671)
Valuation allowance                 9,877,607      6,789,120     12,289,810
Other items, net                       13,967             --       (144,992)
                                 ------------    -----------    -----------
Income tax expense               $         --             --             --
                                 ============    ===========    ===========

At December 31, 2001, of the $71.7 million net operating loss carryforward, $19.5 million is associated with the exercise of nonqualified stock options, disqualifying dispositions of incentive stock options and warrants. This tax benefit will be recorded as an increase to additional paid-in capital when recognized.

NOTE 14 -- SEGMENT INFORMATION

At December 31, 2001, the Company's continuing operations principally include refractive products. Refractive product operations primarily involve the development, manufacture, and sale of ophthalmic lasers and related devices for use in vision correction procedures. Patent services involve the revenues and expenses generated from the ownership of certain refractive laser procedure patents. Health care services provided health and vision care consulting services to hospitals, managed care companies and physicians, and is reflected as a discontinued operation. See note 3.

Operating profit is total revenue less operating expenses. In determining operating profit for operating segments, the following items have not been considered: general corporate expenses; discontinued operations; expenses attributable to Centers, a developmental stage company; non-operating income and expense; and income tax expense. Identifiable assets by operating segment are those that are used by or applicable to each operating segment. General corporate assets consist primarily of cash, marketable equity securities and income tax accounts.

                                     2001           2000           1999
                                     ----           ----           ----
Operating revenues:
   Refractive products           $ 13,076,039     31,064,505     19,403,781
   Patent services                    392,000      2,632,551      1,970,504
                                 ------------    -----------    -----------
   Total revenues                $ 13,468,039     33,697,056     21,374,285
                                 ============    ===========    ===========
Operating profit (loss):
   Refractive products           $(25,014,400)   (19,490,091)   (13,376,160)
   Patent services                    392,000      2,114,230      1,452,231
   General corporate               (1,498,207)    (1,863,211)    (2,189,666)
   Developmental stage
     company-LaserSight
     Centers Incorporated                  --     (2,547,892)      (276,696)
                                 ------------    -----------    -----------
   Loss from operations          $(26,120,607)   (21,786,964)   (14,390,291)
                                 ============    ===========    ===========

Impairment losses of $1,845,322 for Refractive Products and $2,271,182 for LaserSight Centers for the year ended December 31, 2000, are included in the operating loss in the table above.

                                     2001           2000           1999
                                     ----           ----           ----
Identifiable assets:
   Refractive products           $ 33,212,199     36,555,402     28,049,316
   Patent services                         --      3,160,538      3,652,788
   Discontinued operations             66,145      3,437,181      3,563,517
   General corporate assets         3,031,573      8,723,331     11,345,800
   Developmental stage
     company-LaserSight
     Centers Incorporated                  --             --      2,767,512
                                 ------------    -----------    -----------
   Total assets                  $ 36,309,917     51,876,452     49,378,933
                                 ============    ===========    ===========

Depreciation and amortization:
   Refractive products           $  1,737,698      2,666,031      2,184,727
   Patent services                         --        517,320        517,320
   Discontinued operations            325,378        276,438        276,766
   General corporate                    9,340         10,434          8,385
   Development stage
     company-LaserSight
     Centers Incorporated                  --        276,696        276,696
                                 ------------    -----------    -----------
   Total depreciation
   and amortization              $  2,072,416      3,746,919      3,263,894
                                 ============    ===========    ===========

Amortization of deferred financing costs and accretion of discount on note payable of $203,558 for the year ended December 31, 2001, is included as interest expense in the table below.

                                     2001           2000           1999
                                     ----           ----           ----
Capital expenditures:
   Refractive products           $    249,048      1,581,378        688,432
   Discontinued operations             47,544         17,586          3,441
   General corporate                       --          1,690         12,425
                                 ------------    -----------    -----------
 Total capital expenditures      $    296,592      1,600,654        704,298
                                 ============    ===========    ===========

Interest income:
   Refractive products           $    300,522        228,878        251,066
   General corporate                  278,212        697,901        509,425
   Development stage
     company-LaserSight
     Centers Incorporated                  --          3,261         10,476
                                 ------------    -----------    -----------
   Total interest income         $    578,734        930,040        770,967
                                 ============    ===========    ===========

Interest expense:
   Refractive products           $         --             --         20,685
   General corporate                  480,411         29,119         72,400
                                   ----------    -----------    -----------
   Total interest expense        $    480,411         29,119         93,085
                                 ============    ===========    ===========

The following table presents the Company's refractive products segment net revenues by geographic area, based on location of customer, for the three years ended December 31, 2001. The individual countries shown generated net revenues of at least 10% of the total segment net revenues for at least one of the years presented.

                                     2001           2000           1999
                                     ----           ----           ----
Geographic area:
   Canada                        $          *              *      2,385,000
   China                            1,726,798              *              *
   Mexico                           1,508,960              *              *
   United States                    3,481,045     15,377,354      3,945,161
   Other                            6,359,236     15,687,151     13,073,620
                                 ------------    -----------    -----------
   Total refractive products
   revenues                      $ 13,076,039     31,064,505     19,403,781
                                 ============    ===========    ===========

* Less than 10% of annual segment revenues.

Export sales are as follows:

                                     2001           2000           1999
                                     ----           ----           ----
North and Central America        $  1,649,461      3,039,027      4,359,962
South America                       2,679,420      2,216,751      1,935,855
Asia                                2,811,797      5,162,721      1,254,194
Europe                              2,243,868      4,483,410      7,348,609
Africa                                210,448        785,242        560,000
                                 ------------    -----------    -----------
                                 $  9,594,994     15,687,151     15,458,620
                                 ============    ===========    ===========

The geographic areas above include significant sales to the following countries:
North and Central America -Mexico; South America - Brazil; Asia - China and Malaysia; Europe - Spain, Italy and Israel. In the Company's experience, sophistication of ophthalmic communities varies by region, and is better segregated by the geographic areas above than by individual country.

As of December 31, 2001 and 2000, the Company had approximately $19,000 and $16,000, respectively, in assets located at a manufacturing facility in Costa Rica and $12,000 and $85,000, respectively, in assets located at an administrative office in Europe. As of December 31, 2001, the Company did not have any other subsidiaries in countries where it does business. As a result, substantially all of the Company's operating losses and assets apply to the U.S.

Revenues from one customer of the refractive products segment totaled $3,006,000 in 1999, or 14%, of the Company's consolidated revenues. See note 15.

NOTE 15 -- RELATED PARTY TRANSACTIONS

During January 1993, Centers entered into a royalty agreement with Florida Laser Partners, a Florida general partnership, in which two of the Company's former presidents and the Company's chairman are partners. The royalty agreement provides, among other things, for a perpetual royalty payment to Florida Laser Partners of a number of shares of Centers' common stock, as determined by a formula defined in the royalty agreement. Also during January 1993, the Company entered into an exchange agreement with Florida Laser Partners, which provides among other things, that Laser Partners shall exchange, from time to time, shares of Centers' common stock that it acquires pursuant to the royalty agreement for shares of the Company's stock. This agreement was amended in March 1997. See note 4.

During 2000 and 1999, the Company sold one and nine laser systems, respectively, for $375,000 and $2,700,000 respectively, to TLC. As discussed in Note 11, TLC has invested in securities of the Company in June 1998, March 1999 and January 2000. The Company received full payment for the systems sold in 1999.

During 2000, the Company sold one laser system to a physician associated with a director of the Company, which is included in accounts receivable at December 31, 2001.

NOTE 16 -- COMMITMENTS AND CONTINGENCIES

VISX, INCORPORATED

On November 15, 1999, the Company was served with a complaint filed by Visx asserting that the Company's technology infringed one of Visx's U.S. patents for equipment used in ophthalmic surgery. On February 1, 2000, the Company filed suit against Visx claiming non-infringement and invalidity of the Visx patent and asserting that Visx infringes U.S. Patent No. 5,630,810. In May 2001, the Company settled this litigation in exchange for payments and related costs of approximately $591,000.

NORTHERN NEW JERSEY EYE INSTITUTE

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

FORMER MRF, INC. SHAREHOLDER

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

LAMBDA PHYSIK

In January 2000, a lawsuit was filed on behalf of Lambda Physik, Inc. (Lambda) alleging that the Company is in breach of an agreement it entered into with Lambda for the purchase of lasers from Lambda. Lambda has requested $1,852,813 in damages, plus interest, costs and attorney's fees. The Company has since successfully argued for a change in venue to Orange County, Florida. The Company believes that the allegations made by the plaintiff are without merit, and intends to vigorously defend the action. Management believes that the Company has satisfied its obligations under the agreement and that this action will not have a material adverse effect on the Company's financial condition or results of operations.

KREMER

In November 2000, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania on behalf of Frederic B. Kremer, M.D. and Eyes of the Future, P.C. alleging that the Company is in breach of certain terms and conditions of an agreement it entered into with Dr. Kremer relating to the Company's purchase of a patent from Dr. Kremer. Dr. Kremer has requested equitable relief in the form of a declaratory judgment as well as damages in excess of $1,600,000, plus interest, costs and attorney's fees. The Company believes that the allegations made by the plaintiff are without merit, and intends to vigorously defend the action. Management believes that the Company has satisfied its obligations under the agreement and that this action will not have a material adverse effect on the Company's financial condition or results of operations.

FORMER U.S. DISTRIBUTORS

In October 2001, three entities that previously served as distributors for LaserSight's excimer laser system in the United States, Balance, Inc. d/b/a Bal-Tech Medical, Sun Medical, Inc. and Surgical Lasers, Inc., filed a lawsuit in the Circuit Court of the Ninth Judicial Circuit, Orange County, Florida. The lawsuit names the Company, its chief executive officer and vice president of sales, as defendants. The lawsuit alleges various claims related to the Company's termination of the distribution arrangements with the plaintiffs including breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with business relationships, fraudulent misrepresentation, conversion and unjust enrichment. Plaintiffs request actual damages in excess of $5,000,000, punitive damages, prejudgment interest, attorneys' fees and costs and other equitable relief. Management believes that the Company has satisfied its obligations under the distribution agreements, and that the allegations against it are without merit and intends to vigorously defend this lawsuit. Management believes that the outcome of this litigation will not have a material adverse impact the Company's financial condition or results of operations.

JARSTAD

In January 2002, a customer filed a lawsuit in the Superior Court of the State of Washington in and for the County of King. The lawsuit was subsequently remanded to federal court. The lawsuit names the Company and an unaffiliated finance company as defendants. The lawsuit alleges various claims related to the Company's sale of a laser system to the plaintiff including breach of contract, breach of express warranty, breach of implied warranty, fraudulent inducement, negligent misrepresentation, unjust enrichment, violation of the consumer protection act and product liability. Plaintiffs request damages to be determined at trial, reimbursement for leasing fees, prejudgment and postjudgment interest, attorneys' fees and costs and other equitable relief. Management believes that the Company has satisfied its obligations under the sale agreement, and that the allegations against it are without merit and intends to vigorously defend this lawsuit. Management believes that the outcome of this litigation will not have a material adverse impact the Company's financial condition or results of operations.

LEASE OBLIGATIONS

The Company leases office space and certain equipment under operating lease arrangements.

Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year, as of December 31, 2001, are approximated as follows:

   2002                  $566,000
   2003                   402,000
   2004                   134,000
   2005                   111,000
   2006                    65,000

Rent expense during 2001, 2000 and 1999 was approximately $1,168,000, $1,028,000 and $895,000, respectively.

Future minimum purchase commitments for laser related inventory are approximately $2,700,000 cumulatively by June 2004.

NOTE 17 -- SUBSEQUENT EVENT

AMENDED LOAN AGREEMENT

Effective February 15, 2002, the Company's covenants on the term note payable to Heller were amended to decrease the required minimum level of net worth and establish a minimum level of tangible net worth and minimum quarterly revenues during 2002. In addition, monthly principal payments of $10,000 begin in February 2002, increasing to $20,000 monthly in June 2002 and $30,000 monthly in October 2002.