Form 10-K/A
period 2001-12-31
LASERSIGHT INC /DE
filed 2002-04-26
CIK 879301

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

         Number of shares of common stock outstanding as of April 25, 2002:
26,554,168.

                                EXPLANATORY NOTE

         This filing amends certain information on the cover page and certain other previously-filed information contained in Items 10, 11, 12 and 13. No other items have been amended.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

         The Company's executive officers and directors are set forth below. The terms of all incumbent directors expire at the Annual Meeting of the Company's stockholders on July 25, 2002 (the "Annual Meeting") or at such later time as their successors have been duly elected and qualified.

                                                                        Director
Name                             Age          Title                       Since
----                             ---          -----                     --------
Michael R. Farris                 42   President, Chief Executive         1995
                                          Officer and Director
Francis E. O'Donnell, Jr., M.D.   52   Chairman of the Board              1992
David T. Pieroni                  56   Director                           1996
Terry A. Fuller, Ph.D.            53   Director                           1997
Guy W. Numann                     70   Director                           2000
Gregory L. Wilson                 44   Chief Financial Officer             N/A
Jack T. Holladay, M.D.            55   Medical Director                    N/A
---------------------

         Mr. Farris has served as President and Chief Executive Officer of LaserSight since November 1995. He had previously been President and Chief Executive Officer of The Farris Group (a consulting firm that LaserSight acquired from Mr. Farris in February 1994) and predecessor consulting and search firms for more than 10 years.

         Dr. O'Donnell has served as the Chairman of the Board of LaserSight since April 1993. Dr. O'Donnell also was Chief Executive Officer of LaserSight from April 1993 to July 1993. He founded O'Donnell Eye Institute, St. Louis, Missouri, which has performed laser vision correction procedures since 1989. Dr. O'Donnell is a former Professor and Chairman, Department of Ophthalmology at the St. Louis University School of Medicine. In his role as managing partner of the Hopkins Capital Group, L.L.C., a biotech business development company, Dr. O'Donnell is actively involved with PhotoVision, Inc., RetinaPharma, Inc. and BioKeys, Inc., biopharmaceutical companies, APP Pharmaceutical Network, Inc., a retailer of biotech pharmaceuticals, Sublase, L.L.C., a medical laser company and BioDelivery Sciences International, Inc., a drug delivery technology company. All are privately held except BioKeys, Inc. Dr. O'Donnell is the founder and managing partner of Hopkins Biotech Development Corporation, which invests in biotech companies.

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

         Dr. Fuller has been President and Chief Executive Officer of Fuller Research Corporation, a privately-held producer of high-technology surgical devices and services, since March 1984. Since July 1998, he has also been the President and Chief Executive Officer of RetinaPharma Technologies, Inc., an ophthalmic drug and medical device development company, and a predecessor company, PhotoVision Pharmaceuticals, Inc. From December 1997 through August 1999, he was President and Chief Executive Officer of Laser Skin Toner, Inc. From 1990 to November 1996, he was Chief Operating Officer and Executive Vice-President of Surgical Laser Technologies, Inc., a producer of laser systems for surgical use.

         Mr. Numann is retired from Harris Corporation where he served as president of the company's Communication Sector from 1989 until his retirement in 1997. From 1984 to 1989 Mr. Numann served as senior vice president and group executive for the Communication Sector. Mr. Numann currently serves as a member of Rensselaer Polytechnic Institute's School of Engineering Advisory Board.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires LaserSight's officers and directors, and persons who own more than 10% of the outstanding common stock, to file reports of ownership and changes in ownership of such securities with the SEC. Officers, directors and over-10% beneficial owners are required to furnish LaserSight with copies of all
Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to LaserSight, and/or written representations from certain reporting persons that no other reports were required, LaserSight believes that all Section 16(a) filing requirements applicable to its officers, directors and over-10% beneficial owners during or with respect to the year ended December 31, 2001 were met except as follows: Mr. Dalton's Form 5 was filed more than 45 days after December 31, 2001 (reporting only stock options received during the year).

Item 11.  EXECUTIVE COMPENSATION

         The following table sets forth summary information concerning the compensation paid or earned for services rendered to LaserSight in all capacities during 1999, 2000 and 2001 for LaserSight's Chief Executive Officer and each of LaserSight's other executive officers serving at December 31, 2001 whose total annual salary and bonus for 2001 exceeded $100,000. No restricted stock or stock appreciation rights were granted and no payouts under any long-term incentive plan were made to any of the named executive officers in 1999, 2000 or 2001. We use the term "named executive officers" to refer collectively to these individuals later in this Form 10-K/A.

                           SUMMARY COMPENSATION TABLE

                                                                                            Long Term
                                                                                           Compensation
                                                      Annual Compensation                     Awards
                                              ------------------------------------            ------
                                                                            Other
                                                                            Annual         Securities
                                                                           Compen-         Underlying          All Other
Name and Principal Position        Year      Salary ($)     Bonus ($)       sation      Options/SARs (#)      Compensation
---------------------------        ----      ----------     ---------       ------      ----------------      ------------

Michael R. Farris                  2001      $278,553           --            --             200,000                --
     President and CEO             2000       275,625           --            --             207,549                --
                                   1999       262,601        $100,406         --             190,000                --

Jack T. Holladay, M.D. (1)         2001       200,000           --            --              25,000                --
     Medical Director              2000       200,000           --            --              75,000                --
                                   1999        35,641           --            --             235,000                --

Gregory L. Wilson                  2001       185,185           --            --             130,000                --
     Chief Financial Officer       2000       185,000           --            --              50,000                --
                                   1999       164,808           --            --             100,000                --

D. Michael Litscher (3)            2001       178,001           --            --              85,000            49,085 (4)
     Chief Operating Officer       2000       156,859           --            --             200,000            30,750 (4)

Christine A. Oliver (2)            2001       174,813           --            --              65,000                --
     Senior Vice President,        2000        29,842           --            --             100,000                --
     Sales & Marketing

(1)      Dr. Holladay joined LaserSight in October 1999 as the Medical Director.

(2) Ms. Oliver joined LaserSight in October 2000 as the Senior Vice President of Sales and Marketing. She resigned her position in January 2002.

(3)      Mr. Litscher joined LaserSight in February 2000 as the Vice
         President of Operations and was named Chief Operating Officer in April 2000. He resigned his position in January 2002.

(4)      Consists of relocation and housing allowance paid.

The following table sets forth certain information concerning stock options granted to the named executive officers during 2001. No SARs were granted during 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                   Individual Grants
                                                   -----------------
                               Number of      % of Total
                               Securities      Options/                                          Potential Realizable
                               Underlying        SARs                                              Value at Assumed
                                Options/      Granted to     Exercise or                         Annual Rates of Stock
                                  SARs       Employees in     Base Price     Expiration         Price Appreciation for
Name                          Granted (#)     Fiscal Year     ($/Share)         Date                  Option Term
----                          -----------     -----------     ---------         ----                  -----------
                                                                                                5% ($)         10% ($)
                                                                                                ------         -------

Michael R. Farris               200,000          10.3%          $ 2.06         7/12/2006       $186,856       $445,467

Jack T. Holladay, M.D.           25,000           1.3%            2.06         7/12/2006         14,229         31,441

Gregory L. Wilson                50,000           2.6%           1.344         2/22/2006         18,566         41,026
                                 50,000           2.6%            2.06         7/12/2006         28,457         62,883
                                 30,000           1.5%            1.25         8/15/2006         10,361         22,894

D. Michael Litscher               5,000           0.3%           1.344         2/22/2006          1,857          4,103
                                 50,000           2.6%            2.06         7/12/2006         28,457         62,883
                                 30,000           1.5%            1.25         8/15/2006         10,361         22,894

Christine A. Oliver               5,000           0.3%           1.344         2/22/2006          1,857          4,103
                                 30,000           1.5%            2.06         7/12/2006         17,074         37,730
                                 30,000           1.5%            1.25         8/15/2006         10,361         22,894

         The following table sets forth certain information relating to options held by the named executive officers at December 31, 2001:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                       Number of Securities
                                                                      Underlying Unexercised        Value of Unexercised
                                                                          Options/SARs at           In-the-Money Options/
                                                                          Year-End (#)(1)        SARs at Year-End ($)(1)(2)
                                    Shares                                ---------------        --------------------------
                                  Acquired on           Value              Exercisable/                 Exercisable/
Name                             Exercise (#)      Realized ($)(1)         Unexercisable                Unexercisable
----                             ------------      ---------------         -------------                -------------

Michael R. Farris                     --                 --               395,834/451,715                   $0/0
Jack T. Holladay, M.D.                --                 --               133,750/201,250                    0/0
Gregory L. Wilson                     --                 --                94,667/210,333                    0/0
D. Michael Litscher                   --                 --                69,668/215,332                    0/0
Christine A. Oliver                   --                 --                36,334/128,666                    0/0

(1)      No SARs have been issued by LaserSight.
(2) Based on the $0.62 closing price of the common stock on The Nasdaq Stock Market on December 31, 2001 when such price exceeds the exercise price for an option.

COMPENSATION OF DIRECTORS

         Each non-employee director receives a fee of $500 for each board or committee meeting attended. In addition, during 2001, each non-employee director was granted an option under LaserSight's Non-Employee Directors Stock Option Plan to purchase 15,000 shares of common stock and each committee chairman and the Chairman of Board was granted an additional option to purchase 5,000 shares. The exercise price of each such option on July 12, 2001, was $2.06 per share (100% of the market price of common stock on the date of grant). Directors who are also full-time employees of LaserSight received no additional cash compensation for services as directors.

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

         In February 2000, LaserSight entered into an employment agreement with Mr. Litscher (the "Litscher Employment Agreement"). The Litscher Employment Agreement provided for a three-year term with automatic renewals of one-year each unless either party provided the other with at least 60 days notice prior to the end of the then current term that such party intended not to renew the agreement, an annual base salary of $140,000 and a grant of 100,000 stock options. The Litscher Employment Agreement included non-compete and confidentiality covenants. Mr. Litscher was named Chief Operating Officer and his annual base salary was subsequently adjusted to $190,000 effective on April 1, 2000. In January 2002, LaserSight entered into a resignation and release agreement with Mr. Litscher (the "Litscher Resignation Agreement"). Pursuant to the terms of the Litscher Resignation Agreement, Mr. Litscher and LaserSight mutually agreed that Mr. Litscher's employment with LaserSight would terminate on January 31, 2002. During the period commencing on February 1, 2002 and continuing until July 31, 2003, Mr. Litscher will continue to receive his base salary at an annual rate of $171,000.

         In March 2000, LaserSight entered into an employment agreement with Mr. Dalton (the "Dalton Employment Agreement"). The Dalton Employment Agreement provides for a three-year term with automatic renewals of one-year each unless either party provides the other with at least 60 days notice prior to the end of the then current term that such party intends not to renew the agreement, an annual base salary of $200,000 and a grant of 100,000 stock options. The Dalton Employment Agreement includes non-compete and confidentiality covenants. The Compensation Committee reviews Mr. Dalton's employment arrangements from time to time and may grant Mr. Dalton additional stock options or otherwise modify his employment arrangements in the future based on those reviews. In August 2001, Mr. Dalton was no longer an executive officer and an amended agreement was entered into which reduced Mr. Dalton's salary and duties.

         In October 2000, LaserSight entered into an employment agreement with Ms. Oliver (the "Oliver Employment Agreement"). The Oliver Employment Agreement provided for a three-year term with automatic renewals of one-year each unless either party provided the other with at least 60 days notice prior to the end of the then current term that such party intends not to renew the agreement, an annual base salary of $165,000 and a grant of 100,000 stock options. The Oliver Employment Agreement included non-compete and confidentiality covenants. In January 2002, LaserSight entered into a resignation and release agreement with Ms. Oliver (the "Oliver Resignation Agreement"). Pursuant to the terms of the Oliver Resignation Agreement, Ms. Oliver and LaserSight agreed that Ms. Oliver's employment with LaserSight would terminate on January 31, 2002. During the period commencing on February 1, 2002 and continuing until January 31, 2003, Ms. Oliver will continue to receive her base salary at an annual rate of $148,500.

RELOCATION AGREEMENT

         In October 1999, LaserSight entered into a relocation agreement with Mr. Wilson (the "Wilson Relocation Agreement"). The Wilson Relocation Agreement provides for a severance payment of one year's compensation if his employment is terminated without cause, as defined in the Wilson Relocation Agreement, subsequent to his relocation to Orlando, Florida.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2001, the role of the Compensation Committee was performed by the board of directors as a whole.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding ownership of LaserSight common stock, as of March 31, 2002, by:

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

                                                             Class of Securities
                                                             -------------------
                                                      Common Stock            Non-Voting             Total
Name and Address of Beneficial Owner                 Ownership (1)       Series F Preferred     Ownership (6)
------------------------------------                 -------------       ------------------     -------------
Directors, Nominees and Executive Officers:
         Michael R. Farris                             996,883 (3)                     --           996,883
                                                              3.7%                                     3.5%
         Francis E. O'Donnell, Jr., M.D.            319,745 (2)(3)                     --           319,745
                                                              1.2%                                     1.1%
         Jack T. Holladay, M.D.                        269,500 (3)                     --           269,500
                                                              1.0%                                     1.0%
         Gregory L. Wilson                             129,334 (3)                     --           129,334
                                                                 *                                        *
         Guy W. Numann                                  82,500 (3)                     --            82,500
                                                                 *                                        *
         David T. Pieroni                               72,500 (3)                     --            72,500
                                                                 *                                        *
         Christine A. Oliver                            68,000 (3)                     --            68,000
                                                                 *                                        *
         Terry A. Fuller, Ph.D.                         56,562 (3)                     --            56,562
                                                                 *                                        *
         D. Michael Litscher                            30,000 (3)                     --            30,000
                                                                 *                                        *
    All directors, nominees and executive            2,025,024 (3)                     --         2,025,024
    officers as a group (9 persons)                           7.3%                                     6.9%

Other 5% Stockholders:

         TLC Laser Eye Centers Inc.                  3,830,673 (4)                     --         3,830,673
         5280 Solar Drive                                    14.4%                                    13.7%
         Suite 300
         Mississauga, Ontario
         Canada L4W 5M8

         BayStar Capital, L.P. and                   3,100,051 (4)          1,276,596 (5)         4,376,647
         BayStar International, Ltd. (7)                     11.4%                                    15.4%
         1500 West Market Street
         Mequon, Wisconsin  53092

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

(3) Includes options (and 67,500 warrants in the case of Mr. Numann) to acquire shares of common stock which are now exercisable or will first become exercisable on or before May 30, 2002, as follows: Dr. O'Donnell (90,000); Mr. Farris (580,883); Mr. Pieroni (70,000); Mr. Fuller
         (56,562); Mr. Litscher (30,000); Mr. Numann (82,500); Dr. Holladay
         (267,500); Mr. Wilson (114,334); Ms. Oliver (30,000) and all directors and executive officers as a group (1,321,779).

(4) Represents (a) the number of actual shares of common stock presently owned by such persons (based on information supplied to LaserSight as of April 5, 2002) and (b) such additional shares of common stock that would have been issuable if TLC had exercised all of its 50,000 warrants at a price of $5.125.

(5) Each share of Series F Preferred Stock is convertible into one share of common stock.

(6) On the basis of voting authority, as of March 31, 2002, a total of 27,830,764 shares of common stock would be outstanding. This amount is composed of (a) 26,554,168 shares of common stock outstanding as of March 31, 2002 and 1,276,596 shares of common stock issuable upon the exercise of the Series F Preferred Stock. Added to this total are the exercisable options and warrants held by the applicable person or group.

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

         In March 1997, LaserSight also amended its previously-reported royalty agreement (as so amended, the "Amended Royalty Agreement") with Laser Partners, a Florida general partnership, that it had entered into shortly before the LaserSight Centers acquisition. The Amended Royalty Agreement reduces the maximum per eye royalty to be paid by LaserSight from $86 to $43. LaserSight's obligations under the Amended Royalty Agreement are perpetual. LaserSight understands that one of the O'Donnell Trusts is a partner of Laser Partners with a 36% partnership interest.

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

         CONSULTING ARRANGEMENT. In May 1997, LaserSight's LaserSight Technologies subsidiary entered into an agreement, effective as of January 1, 1997, with Dr. Byron A. Santos, an ophthalmologist employed by the O'Donnell Eye Institute, a corporation of which Dr. O'Donnell, the Chairman of the Board of LaserSight, is the Medical Director and owner. The amount that became payable to Dr. Santos under this agreement during 2001 was $96,000. Under the agreement, Dr. Santos was required to be available to provide a minimum of 40 hours of services each month. Such services have related to the development of the LaserScan 2000 excimer laser system, the development of clinical protocols, and training and other consulting services. The agreement terminated on December 31, 2001.

         SALE OF LASER SYSTEM. As previously reported, in 2000, LaserSight sold one of its laser systems to a company affiliated with Dr. O'Donnell at a price of $240,000. This amount is included in accounts receivable at December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        LASERSIGHT INCORPORATED

Dated:   April 26, 2002                 By: /s/ Michael R. Farris
                                           --------------------------------
                                           Michael R. Farris, President and
                                           Chief Executive Officer


Dated:   April 26, 2002                 By: /s/ Gregory L. Wilson
                                           --------------------------------
                                           Gregory L. Wilson, Chief Financial
                                           Officer
                                           (Principal accounting officer)