Form 10-Q
period 2002-03-31
LASERSIGHT INC /DE
filed 2002-05-15
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2002.

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



          3300 University Blvd., Suite 140, Winter Park, Florida 32792
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


         The number of shares of the registrant's common stock outstanding as of May 14, 2002 is 26,554,168.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

Except for the historical information contained herein, the discussion in this report contains forward-looking statements (within the meaning of Section 21E of the Exchange Act) that involve risks and uncertainties. LaserSight's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Uncertainties" in this report and in LaserSight's Annual Report on Form 10-K for the year ended December 31, 2001. LaserSight undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect any future events or developments.

                                      INDEX
PART I.          FINANCIAL INFORMATION

                 Item 1.     Condensed Consolidated Financial Statements

                             Condensed Consolidated Balance Sheets as of
                             March 31, 2002 and December 31, 2001

                             Condensed Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2002 and 2001

                             Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2002
                             and 2001

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

                 Item 3.     Defaults Upon Senior Securities

                 Item 4.     Submission of Matters to a Vote of Security Holders

                 Item 5.     Other Information

                 Item 6.     Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       March 31,      December 31,
                                   ASSETS                                2002             2001
                                                                     ------------     ------------
Current assets:                                                      (Unaudited)
  Cash and cash equivalents                                          $    348,900        2,762,062
  Accounts receivable - trade, net                                      7,411,541        8,100,993
  Notes receivable - current portion, net                               2,980,071        3,219,289
  Inventories                                                          11,711,244       12,005,108
  Deferred tax assets                                                      40,214           40,214
  Other current assets                                                    472,110          691,474
                                                                     ------------     ------------
                                  Total Current Assets                 22,964,080       26,819,140

Notes receivable, less current portion, net                             1,761,487        2,129,652
Property and equipment, net                                             1,091,713        1,373,494
Patents, net                                                            4,398,027        4,476,585
Other assets, net                                                       1,408,717        1,511,046
                                                                     ------------     ------------
                                                                     $ 31,624,024       36,309,917
                                                                     ============     ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable, net of unamortized discount
       of $58,209 at March 31, 2002                                  $  2,921,791               --
  Accounts payable                                                      3,901,345        3,846,906
  Accrued expenses                                                      6,309,076        5,998,835
  Accrued commissions                                                   1,619,238        1,650,299
  Deferred revenue                                                      1,644,704        1,459,592
                                                                     ------------     ------------
                             Total Current Liabilities                 16,396,154       12,955,632

Accrued expenses, less current portion                                    259,092          315,595
Deferred royalty revenue                                                4,493,000        4,600,000
Deferred income taxes                                                      40,214           40,214
Note payable, net of unamortized discount of $73,530
     at December 31, 2001                                                      --        2,926,470
Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, authorized 10,000,000 shares;
     par value $.001 per share:
  Series F - 1,276,596 issued and outstanding at March 31, 2002
     and December 31, 2001                                                  1,277            1,277
Common stock - par value $.001 per share; authorized
  100,000,000 shares; 26,699,368 and 26,596,062 shares issued
  at March 31, 2002 and December 31, 2001, respectively                    26,699           26,596
Additional paid-in capital                                            102,961,233      102,918,836
Stock subscription receivable                                          (1,140,000)      (1,140,000)
Accumulated deficit                                                   (90,870,998)     (85,792,056)
Less treasury stock, at cost;  145,200 common shares at
     March 31, 2002 and December 31, 2001                                (542,647)        (542,647)
                                                                     ------------     ------------
                                                                       10,435,564       15,472,006
                                                                     ------------     ------------
                                                                     $ 31,624,024       36,309,917
                                                                     ============     ============

  See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three Months Ended
                                                                               March 31,
                                                                     -----------------------------
                                                                         2002             2001
                                                                     ------------     ------------
Revenues:
  Products                                                           $  1,901,205        3,998,047
  Royalties                                                                72,000          150,000
                                                                     ------------     ------------
                                                                        1,973,205        4,148,047

Cost of revenues:
  Product cost                                                          1,392,612        1,924,557
                                                                     ------------     ------------

Gross profit                                                              580,593        2,223,490

Research, development and regulatory expenses                             542,974          931,304

Other general and administrative expenses                               4,100,513        6,465,281
Selling-related expenses                                                  822,997        1,161,079
Amortization of intangibles                                               115,059          157,917
                                                                     ------------     ------------
                                                                        5,038,569        7,784,277
                                                                     ------------     ------------

Loss from operations                                                   (5,000,950)      (6,492,091)

Other income and expenses
  Interest and dividend income                                             65,949          194,383
  Interest expense                                                       (143,941)         (38,476)
  Gain on sale of patent                                                       --        3,950,836
                                                                     ------------     ------------
Loss from continuing operations before income tax
     expense                                                           (5,078,942)      (2,385,348)

Income tax expense                                                             --               --
                                                                     ------------     ------------

Loss from continuing operations                                        (5,078,942)      (2,385,348)

Discontinued operations:
  Loss from the operation of discontinued health
     care services business                                                    --          (86,916)
                                                                     ------------     ------------
Net loss                                                             $ (5,078,942)      (2,472,264)
                                                                     ============     ============

Loss per common share
  Basic and diluted:                                                 $      (0.19)           (0.11)
                                                                     ============     ============

Weighted average number of shares outstanding
  Basic and diluted:                                                   26,488,000       23,514,000
                                                                     ============     ============


See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                         2002             2001
                                                                     ------------     ------------
Cash flows from operating activities
  Net loss                                                           $ (5,078,942)      (2,472,264)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
  Depreciation and amortization                                           464,889          573,238
  Gain on sale of patent                                                       --       (3,950,836)
  Common stock issued for services                                         42,500           60,469
  Changes in assets and liabilities:
     Accounts and notes receivable                                      1,296,835         (299,079)
     Inventories                                                          293,864         (788,307)
     Accounts payable                                                      54,439        1,112,504
     Accrued expenses                                                     222,677          (85,846)
     Deferred revenue                                                      78,112          (13,870)
     Other                                                                236,901           26,777
                                                                     ------------     ------------
Net cash used in operating activities                                  (2,388,725)      (5,837,214)

Cash flows from investing activities
  Purchases of property and equipment, net                                 (4,437)         (77,784)
  Proceeds from sale of intangible assets, net                                 --        6,365,000
                                                                     ------------     ------------
Net cash provided by (used in) investing activities                        (4,437)       6,287,216
Cash flows from financing activities
  Payments on debt financing                                              (20,000)              --
  Proceeds from exercise of stock options and ESPP                             --           10,333
  Proceeds from debt financing, net                                            --        2,628,673
                                                                     ------------     ------------
Net cash provided by (used in) financing activities                       (20,000)       2,639,006
                                                                     ------------     ------------

Increase (decrease) in cash and cash equivalents                       (2,413,162)       3,089,008

Cash and cash equivalents, beginning of period                          2,762,062        8,593,858
                                                                     ------------     ------------

Cash and cash equivalents, end of period                                $ 348,900       11,682,866
                                                                     ============     ============


See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                Three Month Periods Ended March 31, 2002 and 2001


NOTE 1    BASIS OF PRESENTATION

          The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (LaserSight) as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has suffered recurring losses from operations and has a significant accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          The Company has incurred significant losses and negative cash flows from operations in each of the years in the three-year period ended December 31, 2001 and in the three month period ended March 31, 2002 and has an accumulated deficit of $90,870,998 at March 31, 2002. The substantial portion of the losses is attributable to delays in Food and Drug Administration (FDA) approvals for the treatment of various procedures on the Company's excimer laser system in the U.S. (a key approval for the treatment of nearsightedness with or without astigmatism was received in late September 2001) and the continued development efforts to expand clinical approvals of the Company's excimer laser and other products.

          The Company has significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. Management expects the Company's cash and cash equivalent balances and funds from operations will be sufficient to meet its anticipated operating cash requirements for a very limited period of time. As a result, management of the Company is undertaking steps as part of a plan to attempt to improve liquidity and operations with the goal of sustaining Company operations for a period of time while seeking to find a strategic partner or buyer. These steps include seeking (a) additional funds through the possible sale of certain Company assets or through additional investment or loans; (b) to control overhead and expenses; and (c) to increase sales.

          There can be no assurance the Company can successfully accomplish these steps. Accordingly, the Company's ability to continue as a going concern is uncertain and dependent upon obtaining additional equity capital and/or debt financing and achieving improved operational results and cash flows. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business.

          The condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.

          Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight's annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. There are no other components of comprehensive loss other than the Company's consolidated net loss for the three-month periods ended March 31, 2002 and 2001. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the operating results for the full year. The report of KPMG LLP, independent auditors, commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

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

NOTE 3    INVENTORIES

          Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates costs determined on the first-in first-out basis. The components of inventories at March 31, 2002 and December 31, 2001 are summarized as follows:

                                               March 31, 2002  December 31, 2001
                                               --------------  -----------------
          Raw materials                          $ 7,620,378          7,699,939
          Work-in-process                             78,909             92,030
          Finished goods                           3,282,461          3,563,796
          Test equipment - clinical trials           729,496            649,343
                                                 -----------        -----------
                                                 $11,711,244         12,005,108
                                                 ===========        ===========

NOTE 4    SEGMENT INFORMATION

          The Company's continuing operations principally include refractive products. Refractive product operations primarily involve the development, manufacture and sale of ophthalmic lasers and related devices for use in vision correction procedures. Patent services involve the revenues and expenses generated from the ownership of certain refractive laser procedure patents. Health care services provided health and vision care consulting services to hospitals, managed care companies, and physicians, and was reflected as a discontinued operation as of December 31, 2001.

          Operating profit is total revenue less operating expenses. In determining operating profit for operating segments, the following items have not been considered: general corporate expenses, discontinued operations, non-operating income and expense and income tax expense. Identifiable assets by operating segment are those that are used by or applicable to each operating segment. General corporate assets consist primarily of cash and income tax accounts.

          The table below summarizes information about reported segments as of and for the three months ended March 31:

                                                                                       Depreciation
                                       Operating      Operating                            and           Capital
                                       Revenues      Profit (Loss)        Assets       Amortization    Expenditures
                                       ---------     -------------        ------       ------------    ------------
     2002
     Operating  segments:
          Refractive products        $ 1,901,205        (4,676,228)     30,927,789          400,100          4,437
          Patent services                 72,000            72,000              --               --             --
          General corporate                   --          (396,722)        696,235            1,177             --
                                     -----------        ----------      ----------          -------        -------
     Consolidated total              $ 1,973,205        (5,000,950)     31,624,024          401,277          4,437
                                     ===========        ==========      ==========          =======        =======

     2001
     Operating  segments:
          Refractive products        $ 3,998,047        (6,178,559)     38,268,413          489,541         74,168
          Patent services                150,000           150,000         150,000               --             --
          Discontinued operations             --                --       3,362,509           68,267          3,616
          General corporate                   --          (463,532)     12,167,764            2,708             --
                                     -----------        ----------      ----------          -------        -------
     Consolidated total              $ 4,148,047        (6,492,091)     53,948,686          560,516         77,784
                                     ===========        ==========      ==========          =======        =======

     Amortization of deferred financing costs and discount on note payable of $63,612 and $12,722 for the three months ended March 31, 2002 and 2001, respectively, is included as interest expense.

NOTE 5    AMENDED LOAN AGREEMENT

          Effective February 15, 2002, the Company's covenants on the term note payable to Heller were amended to decrease the required minimum level of net worth to $10.0 million, establish a minimum tangible net worth of $4.5 million and minimum quarterly revenues during 2002. In addition, monthly principal payments of $10,000 began in February 2002, increasing to $20,000 monthly in June 2002 and $30,000 monthly in October 2002. For the quarter ended March 31, 2002, the Company did not meet the covenant for quarterly revenues, putting it in default of that covenant as of May 15, 2002. The Company is currently unable to borrow under its revolving credit facility.

NOTE 6    SUBSEQUENT EVENT

          Letter of Intent and License of Patents and Technology
          ------------------------------------------------------

          On April 16, 2002, the Company announced that it had entered into a letter of intent and a non-exclusive license with a third party contemplating the sale of patents and technology related to its AstraMax diagnostic workstation product. On May 14, 2002, the Company announced the transaction had been terminated. The third party has alleged that the Company violated the terms of the non-exclusive license. The Company denies any intent to do so. Prior to the termination of the process, the Company received cash payments totaling $875,000.

                       Independent Auditors' Review Report

The Board of Directors
LaserSight Incorporated:

We have reviewed the condensed consolidated balance sheet of LaserSight Incorporated and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of LaserSight Incorporated and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 22, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report dated March 22, 2002, on the consolidated financial statements of LaserSight Incorporated and subsidiaries as of and for the year ended December 31, 2001, contains an explanatory paragraph that states that the Company's recurring losses from operations and significant accumulated deficit raise substantial doubt about the entity's ability to continue as a going concern. The consolidated balance sheet as of December 31, 2001, does not include any adjustments that might result from the outcome of that uncertainty.

                                  /s/ KPMG LLP

St. Louis, Missouri
May 3, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     LaserSight is principally engaged in the manufacture and supply of narrow beam scanning excimer laser systems, keratomes, keratome blades and other related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of approximately 400 laser systems, including over 220 of our LaserScan LSX(TM) laser systems. In March 2000, we began commercial shipments of our LaserScan LSX laser system to customers in the U.S.

     We have significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations and our auditors have indicated that our recurring losses from operations and net capital deficiency raises substantial doubt about our ability to continue as a going concern. See "Liquidity and Capital Resources" and "Risk Factors and Uncertainties--We have experienced significant losses and operating cash flow deficits and we expect that operating cash flow deficits will continue and, absent success in our efforts to obtain additional funds or find a strategic partner or buyer, result in our inability to continue operations."

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                                                          Percent Decrease
                                                As a Percentage of Net Sales             Over Prior Periods
                                                Three Months Ended March 31,         Three Months Ended March 31,
                                                ----------------------------         ----------------------------
                                                  2002              2001                    2002 vs. 2001
                                                  ----              ----                    -------------
Statements of Operations Data:
Net revenues:
 Refractive products.....................         96.4%             96.4%                      (52.4)%
 Patent services.........................          3.6               3.6                       (52.0)
                                                 -----             -----
    Net revenues.........................        100.0             100.0                       (52.4)
Cost of revenue..........................         70.6              46.4                       (27.6)
                                                 -----             -----
Gross profit(1)..........................         29.4              53.6                       (73.9)
Research, development and
    regulatory expenses (2) .............         27.5              22.5                       (41.7)
Other general and administrative
    expenses.............................        207.8             153.3                       (36.6)
Selling-related expenses (3).............         41.7              28.0                       (29.1)
Amortization of intangibles..............          5.8               5.3                       (27.1)
                                                 -----             -----
Loss from continuing operations..........       (253.4)           (155.4)                      (23.0)

---------------
(1) As a percentage of net revenues, the gross profit for refractive products only for the three months ended March 31, 2002 and 2001, were 27% and 52%, respectively.

(2) As a percentage of refractive product net sales, research, development and regulatory expenses for the three months ended March 31, 2002 and 2001, were 29% and 23%, respectively.

(3) As a percentage of refractive product net sales, selling-related expenses for the three months ended March 31, 2002 and 2001, were 43% and 29%, respectively.

THREE MONTHS ENDED MARCH 31, 2002, COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     REVENUES. Net revenues for the three months ended March 31, 2002 decreased by $2.2 million, or 52%, to $2.0 million from $4.2 million for the comparable period in 2001.

     During the three months ended March 31, 2002, refractive products revenues decreased $2.1 million, or 52%, to $1.9 million from $4.0 million for the comparable period in 2001. This revenue decrease was primarily the result of decreased sales of the LaserScan LSX excimer laser system. During the three months ended March 31, 2002, excimer laser system sales accounted for approximately $1.4 million in revenues compared to $3.6 million in revenues over the same period in 2001. During the three months ended March 31, 2002, seven laser systems were sold compared to 13 laser systems sold during the comparable period in 2001.

     Net revenues from patent services for the three months ended March 31, 2002 decreased approximately $0.1 million, or 52%, to $0.1 million from $0.2 million for the comparable period in 2001, due to the sale of most rights associated with the patent responsible for generating patent service revenue.

     COST OF REVENUES; GROSS PROFIT. For the three months ended March 31, 2002 and 2001, gross profit margins were 29% and 54%, respectively. The gross margin decrease during the three months ended March 31, 2002 was primarily attributable to decreased sales and lower average selling prices of the LaserScan LSX excimer laser system, causing overhead to be a higher percentage of sales. The decreased number of laser sales resulted in lower raw material costs relating to the LaserScan LSX excimer laser system of $0.4 million and there was a decrease in our inventory obsolescence reserve of $0.1 million from the comparable period in 2001.

     RESEARCH, DEVELOPMENT AND REGULATORY EXPENSES. Research, development and regulatory expenses for the three months ended March 31, 2002 decreased approximately $0.4 million, or 42%, to $0.5 million from $0.9 million for the comparable period in 2001. We continued to develop our AstraMax diagnostic workstation and excimer laser systems and continued to pursue protocols in our effort to attain and expand our FDA approvals for our refractive products. If we have sufficient funds, we expect research and development expenses during the remainder of 2002 to be at minimal levels. Regulatory expenses are expected to remain constant as a result of our continued pursuit of various FDA approvals, including pre-market approval supplements, and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA.

     OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses for the three months ended March 31, 2002 decreased $2.4 million, or 37%, to $4.1 million from $6.5 million for the comparable period in 2001. This decrease was primarily due to a decrease in expenses incurred at our refractive products subsidiary of approximately $2.3 million related to cost reductions to the sales and marketing, customer support, professional services departments of $0.7 million, $0.2 million of reductions in our European operation and a reduction of $1.3 million in legal fees related to patent issues and litigation. The patent litigation, which accounted for a significant portion of those legal fees, was settled in May 2001, and we have experienced a significant decrease in our legal expenses since that time.

     SELLING-RELATED EXPENSES. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the three months ended March 31, 2002 decreased $0.4 million, or 29%, to $0.8 million from $1.2 million during the comparable period in 2001. This decrease was primarily attributable to a $0.2 million decrease in sales commissions resulting from lower sales and a decrease of $0.2 million of warranty expense primarily related to decreased laser system sales. Selling-related expenses increased as a percentage of revenue during the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

This percentage increase primarily resulted from additional license fee expense for our keratome products of $0.4 million during each period due to minimum royalties under our January 2001 amended and restated license agreement, regardless of keratome sales. See "Risk Factors and Uncertainties - Company and Business Risks - Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products." In addition, the decrease in patent services revenue did not result in a reduction of selling related expenses, which are related to refractive products.

     AMORTIZATION OF INTANGIBLES. During the three months ended March 31, 2002, costs relating to the amortization of intangible assets decreased $43,000, or 27%, to $115,000 from $158,000 for the comparable period in 2001. This decrease was due to the sale of a patent in March 2001 that had an unamortized book value of approximately $2.4 million. Items directly related to the amortization of intangible assets are acquired technologies, patents and license agreements.

     LOSS FROM OPERATIONS. The operating loss for the three months ended March 31, 2002 was $5.0 million compared to the operating loss of $6.5 million for the same period in 2001. This decrease in the loss from operations was primarily due to reductions in operating expenses that more than offset the decrease in sales and related margins of our LaserScan LSX excimer laser system.

     OTHER INCOME AND EXPENSES. Interest and dividend income for the three months ended March 31, 2002 was $0.1 million, a decrease of $0.1 million over the comparable period in 2001. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense for the three months ended March 31, 2002 was $0.1 million, an increase of $0.1 million over the comparable period in 2001 as a result of our loan transaction with Heller in March 2001. Other income included a net gain, after expenses associated with the sale, of $4.0 million from the sale of the Blum Patent in March 2001. The patent was sold for $6.5 million and, prior to the sale, had a book value of approximately $2.4 million.

     INCOME TAXES. For the three months ended March 31, 2002 and 2001, LaserSight had no income tax expense.

     DISCONTINUED OPERATIONS. Costs related to the discontinued operations of the health care services segment were approximately $87,000 during the three months ended March 31, 2001.

     NET LOSS. Net loss for the three months ended March 31, 2002, was $5.1 million compared to a net loss of $2.5 million for the comparable period in 2001. The increase in net loss for the three months ended March 31, 2002 can be attributed to the decrease in sales of our LaserScan LSX excimer laser system and the gain generated by the sale of the Blum Patent in March 2001.

     LOSS PER SHARE. The loss per basic and diluted share was $0.19 for the three months ended March 31, 2002 and $0.11 for the comparable period in 2001. Since March 31, 2001, the weighted average shares of common stock outstanding increased primarily due to the conversion of preferred stock during June 2001 and the issuance of common stock related to our July 2001 financing.

LIQUIDITY AND CAPITAL RESOURCES

     LaserSight had approximately $0.5 million of cash and cash equivalents available, as of May 14, 2002, to fund continuing operations and is currently facing significant liquidity and capital resource concerns. Management expects LaserSight's cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet its anticipated operating cash requirements for only the next two to four weeks in the absence of LaserSight obtaining an additional source of capital or a significant improvement in our cash flows from operations. This expectation is based upon assumptions regarding cash flows and results of operations over the next two to four weeks and is subject to substantial uncertainty and risks beyond our control. If these assumptions prove incorrect, the duration of the time period during which LaserSight could continue operations could be materially shorter. We have significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. We will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history. While we are working to achieve these improved results, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures.

     The risks and uncertainties regarding management's expectations are also described under the heading "Risk Factors and Uncertainties--Financial and Liquidity Risks--We have experienced significant losses and operating cash flow deficits and we expect that operating cash flow deficits will continue and, absent success in our efforts to obtain additional funds or find a strategic partner or buyer, result in our inability to continue operations." There can be no assurance that sales and collection of accounts receivables will meet the level of management's expectations. See note 5 to the condensed consolidated financial statements regarding our default on our term loan with Heller.

     Our working capital remains positive (approximately $5.5 million as of the end of April 2002), though the timing of the conversion of our current assets into cash is not totally in our control. For example, we cannot dictate the timing of the collection of our accounts receivable with our customers and converting our inventory is dependent on our ability to generate new sales of our products and collect the sales price in a timely manner.

     Our expectations regarding future working capital requirements and our ability to continue operations are based on various factors and assumptions that are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in LaserSight being unable to generate additional sales and collect new and outstanding accounts receivable and the incurrence of unforeseen expenses or LaserSight being unable to control expected expenses and overhead. If we fail to generate additional sales and collect new and outstanding accounts receivable or incur unforeseen expenses or fail to control our expected expenses and overhead, we will likely be unable to continue operations for the expected two to four week period in the absence of obtaining additional sources of capital.

     We are actively seeking additional funds through the possible sale of certain company assets or through additional investment or loans, which would provide temporary relief from our current liquidity pressures. We are also seeking a strategic partner or buyer. However, even if we succeed in our attempt to secure additional funds, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures in a timely manner. The board is monitoring the results of these activities and in that light is considering our options, including a possible bankruptcy filing. Additionally, if we are able to enter transactions to meet our liquidity needs, it could be on terms that seriously dilute our present stockholders or significantly restrict the flexibility of our business. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that we have the liquidity to survive long enough to achieve market acceptance with our products in the U.S." and "--Financial and Liquidity Risks--We have experienced significant losses and operating cash flow deficits and we expect that operating cash flow deficits will continue and, absent success in our efforts to obtain additional funds or find a strategic partner or buyer, result in our inability to continue operations."

     Our principal sources of funds have historically been from sales of preferred stock and common stock, sales of subsidiaries and patent rights and, to a lesser extent, our operating cash flows. We issued equity securities totaling approximately $14.8 million in 1997, $15.8 million in 1998, $8.9 million in 1999, $19.1 million in 2000 and $3.0 million in 2001, and received proceeds from the exercise of stock options, warrants and our Employee Stock Purchase Plan of approximately $98,000 in 1997, $0.5 million in 1998, $10.4 million in 1999, $85,000 in 2000 and $67,000 in 2001. In addition, we sold subsidiaries and various patent rights, resulting in proceeds to us of approximately $10.5 million in 1997, $12.7 million in 1998, $6.5 million in 2001 and $0.9 million through May 14, 2002. Additionally, we received $5.0 million in 2001 for a paid up license to our `679 Scanning Patent. We have principally used these capital resources to fund operating losses, working capital requirements, capital expenditures, acquisitions and retirement of debt. At March 31, 2002, we had an accumulated deficit of $90.9 million.

     On March 1, 2001, we completed the sale of U.S. Patent No. 4,784,135 (Blum Patent) for a cash payment of $6.4 million, net of related expenses. We retained a non-exclusive royalty free license under the patent, which relates to the use of ultraviolet light for the removal of organic tissue. Our net book value of the patent at the date of the sale was approximately $2.4 million.

     On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with Heller. We borrowed $3.0 million under the term loan at a rate per annum equal to two and one-half percent (2.5%) above the prime rate. Interest is payable monthly and the loan must be repaid on March 12, 2003. Under the credit facility, we have the option to borrow amounts at a rate per annum equal to one and one-quarter percent (1.25%) above the prime rate for short-term working capital needs or such other purposes as may be approved by Heller. Borrowings are limited to 85% of eligible accounts receivable related to U.S. sales. Eligible accounts receivable will primarily be based on future U.S. sales, which are not expected to increase as a result of our decision to not actively market our laser in the U.S. until we receive additional FDA approvals. See "Industry and Competitive Risks--We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals." At the present time, we do not have the ability to borrow under the credit facility. Borrowings under the loans are secured by substantially all of the Company's assets. The term loan and credit facility require us to meet certain covenants, including the maintenance of a minimum net worth. The terms of the loans extend to March 12, 2003. In addition to the costs and fees associated with the transaction, we issued to Heller a warrant to purchase 243,750 shares of common stock at an exercise price of $3.15 per share. The warrant expires on March 12, 2004. Effective February 15, 2002, the Company's covenants on the term note payable to Heller were amended to decrease the required minimum level of net worth and establish a minimum level of tangible net worth and minimum quarterly revenues during 2002. In addition, monthly principal payments of $10,000 began in February 2002, increasing to $20,000 monthly in June 2002 and $30,000 monthly in October 2002. For the quarter ended March 31, 2002, we did not meet the covenant for quarterly revenues, putting us in default of that covenant as of May 15, 2002. See "Item 3--Defaults Upon Senior Securities."

     In July 2001, we completed a $3.0 million private placement of series F convertible participating preferred stock.

     On April 16, 2002, the Company announced that it had entered into a letter of intent and a non-exclusive license with a third party contemplating the sale of patents and technology related to its AstraMax diagnostic workstation product. On May 14, 2002, the Company announced the transaction had been terminated. The third party has alleged that the Company violated the terms of the non-exclusive license. The Company denies any intent to do so. Prior to the termination of the process, the Company received cash payments totaling $875,000.

     Our working capital decreased $7.3 million from $13.9 million at December 31, 2001 to $6.6 million as of March 31, 2002. This decrease in working capital resulted primarily from the net loss of $5.1 million and the classification of our $3.0 million term loan with Heller in current liabilities as of March 12, 2002.

     Operating activities used net cash of $2.4 million during the three months ended March 31, 2002, compared to $5.8 million during the same period in 2001, and $17.7 million during the year ended December 31, 2001. We expect to incur a loss and a deficit in cash flow from operations for the first half of 2002.

There can be no assurance that we can achieve profitability or positive operating cash flow in any subsequent fiscal period. Net cash used by investing activities of $4,437 during the three months ended March 31, 2002, can be attributed primarily to purchase of property and equipment. As of March 31, 2002, we had no significant commitments for capital expenditures. There was $20,000 net cash used in financing activities during the three months ended March 31, 2002.

     There can be no assurance as to the correctness of the other assumptions underlying our business plan or our expectations regarding our working capital requirements or our ability to continue operations.

     One of our efforts is a search for a strategic partner or buyer and have retained McColl Partners LLC as our financial advisor to assist us in exploring strategic options (including the possible sale of LaserSight or its assets). There can be no assurance that our exploration of financing opportunities and strategic options will result in our obtaining sufficient financing, on acceptable terms, to permit our continued operations or identify any other viable option for LaserSight. Additionally, to the extent we are able to obtain additional financing to address our current liquidity concerns we may be required to seek additional debt or equity financing in the future to implement our business plan or any changes thereto in response to future developments or unanticipated contingencies. There can be no assurance that any additional financing would be available or that the terms of any available financing would be acceptable. Future availability of our existing $10.0 million credit facility is totally dependent upon future U.S. sales of products. See "Risk Factors and Uncertainties--Financial and Liquidity Risks--We could require additional financing, which might not be available if we need it."

     Our expectations regarding future working capital requirements and our ability to continue operations are based on various factors and assumptions including the following in the near term: the success of our efforts to obtain additional funds through the possible sale of certain company assets or through additional investment or loans, the successful reduction of our cost structure, including further staff reductions in May 2002, anticipated cash flows from operations (including our success in making sales and the collection of accounts receivable) and the anticipated timely collection of receivables. In the longer term, our expectations are based on additional factors including: if we are successful in our efforts to find additional funds or a partner or buyer, the uncertain timing of additional supplemental FDA approvals for our LaserScan LSX excimer laser system (which has resulted in our decision to not actively market our laser system in the U.S. until additional FDA approvals are received), potential growth in laser sales after receipt of further FDA approvals, increases in accounts receivable and inventory purchases when sales increase, our present inability to borrow under our revolving credit facility, the uncertain impact of the market introduction of our UltraShaper durable keratomes and AstraMax diagnostic workstations, and the absence of unanticipated product development and marketing costs. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance" and "--We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals." At the present time, we are focused on the international market, primarily Europe, and we believe we need to find a strategic partner of buyer to have an impact in the U.S. market in the future.

RISK FACTORS AND UNCERTAINTIES

     The business, results of operations and financial condition of LaserSight and the market price of our common stock may be adversely affected by a variety of factors, including the ones noted below:

FINANCIAL AND LIQUIDITY RISKS

     WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND OPERATING CASH FLOW DEFICITS AND WE EXPECT THAT OPERATING CASH FLOW DEFICITS WILL CONTINUE AND, ABSENT SUCCESS IN OUR EFFORTS TO OBTAIN ADDITIONAL FUNDS OR FIND A STRATEGIC PARTNER OR BUYER, RESULT IN OUR INABILITY TO CONTINUE OPERATIONS.

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

     Our working capital remains positive (approximately $5.5 million as of the end of April 2002), though the timing of the conversion of our current assets into cash is not totally in our control. For example, we cannot dictate the timing of the collection of our accounts receivable with our customers and converting our inventory is dependent on our ability to generate new sales with our products and collect the sales price in a timely manner.

     We are actively seeking additional funds through the possible sale of certain company assets or through additional investment or loans, which would provide temporary relief from our current liquidity pressures. We are also seeking a strategic partner or buyer. However, even if we succeed in our attempt to secure additional funds, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures in a timely manner. The board is monitoring the results of these activities and in that light is considering our options, including a possible bankruptcy filing. Additionally, if we are able to enter transactions to meet our liquidity needs, it could be on terms that seriously dilute our present stockholders or significantly restrict the flexibility of our business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "--Industry and Competitive Risks--We cannot assure you that we have the liquidity to survive long enough to achieve market acceptance with our products in the U.S."

     We experienced significant net losses and deficits in cash flow from operations for the years ended December 31, 2001 and 2000 and the three months ended March 31, 2002, as set forth in the following table. We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future.

                                                             Three Months Ended
                              Year Ended December 31,             March 31,
                               2000             2001                2002
                               ----             ----                ----
Net loss                   $21.4 million    $26.2 million       $5.1 million
Deficit in cash flow from
operations                 $15.7 million    $17.7 million       $2.4 million

     As of March 31, 2002, we had an accumulated deficit of $90.9 million. LaserSight had approximately $0.5 million of cash and cash equivalents available, as of May 14, 2002, to fund continuing operations and is currently facing significant liquidity and capital resource concerns. Management expects LaserSight's cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet its anticipated operating cash requirements for only the next two to four weeks in the absence of LaserSight obtaining an additional source of capital or a significant improvement in our cash flows from operations. Our expectations regarding future working capital requirements and our ability to continue operations are based on various factors and assumptions including the following in the near term: the success of our efforts to obtain additional funds through the possible sale of certain company assets or through additional investment or loans, the successful reduction of our cost structure, including further staff reductions in May 2002, anticipated cash flows from operations (including our success in making sales and the collection of accounts receivable) and the anticipated timely collection of receivables. In the longer term, our expectations are based on additional factors including: if we are successful in our efforts to find additional funds or a partner or buyer, the uncertain timing of additional supplemental FDA approvals for our LaserScan LSX excimer laser system (which has resulted in our decision to not actively market our laser system in the U.S. until additional FDA approvals are received), potential growth in laser sales after receipt of further FDA approvals, increases in accounts receivable and inventory purchases when sales increase, our present inability to borrow under our revolving credit facility, the uncertain impact of the market introduction of our UltraShaper durable keratomes and AstraMax diagnostic workstations, and the absence of unanticipated product development and marketing costs. These factors and assumptions are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. These risks and uncertainties include:

     o    our ability to work out the default associated with our term loan,
     o the willingness of trade creditors to continue to extend credit to LaserSight,
     o    reductions and cancellations in orders,
     o our ability to fulfill orders in light of our current financial condition,
     o our ability to sell products and collect accounts receivables at or above the level of management's expectations,
     o the occurrence of unforeseen expenses and our ability to control expected expenses and overhead,
     o the occurrence of property and casualty losses which are uninsured or that generate insurance proceeds cannot be collected in a short time frame.
     o    our ability to improve pricing and terms of international sales,
     o    the loss of, or failure to obtain additional, customers, and
     o    changes in pricing by our competitors,

     The occurrence of adverse developments related to these risks and uncertainties or others could result in LaserSight being unable to generate additional sales and collect new and outstanding accounts receivable and the incurrence of unforeseen expenses or LaserSight being unable to control expected expenses and overhead. If we fail in our attempts to find additional funds, fail to generate additional sales and collect new and outstanding accounts receivable or incur unforeseen expenses or fail to control our expected expenses and overhead, we will be unable to continue operations for the expected two to four week period in the absence of obtaining additional sources of capital. One of our efforts is a search for a strategic partner or buyer and have retained McColl Partners LLC as our financial advisor to assist us in exploring strategic options (including the possible sale of LaserSight or its assets). There can be no assurance that our exploration of financing opportunities and strategic options will result in our obtaining sufficient financing, on acceptable terms, to permit our continued operations or identify any other viable option for LaserSight. If LaserSight is unable to obtain additional sources of capital and its operating activities fail to substantially improve to a level that LaserSight can continue operations, we may file, or be forced to file, bankruptcy or insolvency proceedings. Bankruptcy or insolvency proceedings would be unlikely to result in any value to LaserSight's stockholders. If we are able to enter transactions to meet our liquidity needs, it could be on terms that seriously dilute our present stockholders or significantly restrict the flexibility of our business.

     With respect to management's expectations regarding LaserSight's ability to continue operations for the expected period and the risks and uncertainties relating to those expectations, readers are encouraged to review the discussions under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources", "--If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses, and we may experience difficulty collecting restructured receivables with extended payment terms," "--We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals," "--Required per procedure fees payable to Visx under our license agreement may exceed per procedure fees collected by us," "--Our supply of certain critical components and systems may be interrupted because of our reliance on a limited number of suppliers," as well as the other items discussed under the heading "Risks Factors and Uncertainties" and Note 1 of our Notes to Condensed Consolidated Financial Statements for the three months ended

March 31, 2002. These risks and uncertainties can affect LaserSight's ability to continue operations for the expected period in absence of obtaining additional capital resources.

         IF OUR UNCOLLECTIBLE RECEIVABLES EXCEED OUR RESERVES WE WILL INCUR ADDITIONAL UNANTICIPATED EXPENSES, AND WE MAY EXPERIENCE DIFFICULTY COLLECTING RESTRUCTURED RECEIVABLES WITH EXTENDED PAYMENT TERMS.

     Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $5.1 million at March 31, 2002, will be sufficient to cover the amount of our actual write-offs over time. At March 31, 2002, our net trade accounts and notes receivable totaled approximately $12.2 million, and accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, totaled approximately $1.9 million. Actual write-offs that exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customers' ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers.

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

     At March 31, 2002, we had extended the original payment terms of laser customer accounts totaling approximately $1.9 million by periods ranging from 5 to 60 months. Such restructured receivables represent approximately 10.8% of our gross receivables as of that date. Our liquidity and operating cash flow would be adversely affected if additional extensions become necessary in the future. In addition, it would be more difficult to collect laser system receivables if the payment schedule extends beyond the expected or actual economic life of the system, which we estimate to be approximately five to seven years. To date, we do not believe any payment schedule extends beyond the economic life of the applicable laser system.

INDUSTRY AND COMPETITIVE RISKS

     WE CANNOT ASSURE YOU THAT WE HAVE THE LIQUIDITY TO SURVIVE LONG ENOUGH TO ACHIEVE MARKET ACCEPTANCE WITH OUR PRODUCTS IN THE U.S.

     We have significant liquidity and capital resource issues. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "--Financial and Liquidity Risks--We have experienced significant losses and operating cash flow deficits and we expect that operating cash flow deficits will continue and, absent success in our efforts to obtain additional funds or find a strategic partner or buyer, result in our inability to continue operations."

     The following Industry and Competitive Risks relate to the longer term, assuming we successfully meet our near term cash needs:

     WE DO NOT INTEND TO CONTINUE ACTIVELY MARKETING OUR LASERSCAN LSX LASER SYSTEM IN THE U.S. UNTIL WE RECEIVE ADDITIONAL FDA APPROVALS.

     We received the FDA approval necessary for the commercial marketing and sale of our LaserScan LSX excimer laser system in the U.S. in late 1999 and commercial shipments to customers in the U.S. began in March 2000. To date, our LaserScan LSX laser system and per procedure fee business model have not achieved a level of market acceptance sufficient to provide our cash flows from operations to fund our business. As a result of our current liquidity and capital resource issues, we have decided to focus on international markets, primarily Europe, with a custom ablation product line and not to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals.

     The current level of per procedure fees payable to us by existing refractive surgeon customers in the U.S. may not continue to be accepted by the marketplace or may exceed those charged by our competitors. If our competitors reduce or do not charge per procedure fees to users of their systems, we could be forced to reduce or eliminate the fees charged under this business model, which could significantly reduce our revenues. For example, Nidek Co., Ltd., one of our competitors, has publicly stated that it will not charge per procedure fees to users of its laser systems in the U.S. and internationally. See also "--Company and Business Risks--Required per procedure fees payable to Visx under our license agreement may exceed per procedure fees collected by us."

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

     If we cannot successfully market and sell our keratome products or if we are unable to successfully find a marketing and distribution alliance with another company, we may not be able to execute our business plan, which would have a material adverse effect on our business, financial condition and results of operations. See also "--Company and Business Risks--Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products."

     THE VISION CORRECTION INDUSTRY CURRENTLY CONSISTS OF A FEW ESTABLISHED PROVIDERS WITH SIGNIFICANT MARKET SHARES AND WE ARE ENCOUNTERING DIFFICULTIES COMPETING IN THIS HIGHLY COMPETITIVE ENVIRONMENT.

     The vision correction industry is subject to intense, increasing competition, and we do not know if we will be able to compete successfully against our current and future competitors. Many of our competitors have established products, distribution capabilities and customer service networks in the U.S. marketplace, are substantially larger and have greater brand recognition and greater financial and other resources than we do. Visx, the historical industry leader for excimer laser system sales in the U.S., sold laser systems that performed a significant majority of the laser vision correction procedures performed in the U.S. in 1999, 2000 and 2001. Similarly, Bausch & Lomb sold a significant majority of the keratomes used by refractive surgeons in the U.S. in 1999, 2000 and 2001. In 2000, Alcon acquired Summit Autonomous Inc. The merger resulted in a combined entity with enhanced market presence, technology base and distribution capabilities and provided Alcon with a narrow beam laser technology platform that will compete more directly with our precision beam scanning microspot LaserScan LSX excimer laser system. In addition, as a result of the acquisition, the combined entity will be able to sell narrow beam laser systems under a royalty-free license to certain Visx patents without incurring the expense and uncertainty associated with intellectual property litigation with Visx. We anticipate that Alcon will leverage the sale of its laser systems with its other ophthalmic products. Competitors are using the our weak financial condition as a reason why a buyer shouldn't buy our laser.

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

     In the U.S., a manufacturer of excimer laser vision correction systems gains a competitive advantage by having its systems approved by the FDA for a wider range of treatments. Initial FDA approvals of excimer laser vision correction systems historically have been limited to the treatment of low to moderate nearsightedness, with additional approvals for other and broader treatments granted only as a result of subsequent FDA applications and clinical trials. Our LaserScan LSX is currently approved for the LASIK treatment of nearsightedness with and without astigmatism for a range of treatment of refractive errors up to -6.0 diopters MRSE with or without a refractive astigmatism up to 4.5 diopters and the PRK treatment of low to moderate nearsightedness (up to -6.0 diopters) without astigmatism. Additionally, we have received FDA approval to operate our laser systems at a 200 Hz pulse repetition rate, twice the originally approved rate. We have submitted PMA supplements to the FDA to permit our laser systems sold to customers in the U.S. to utilize LASIK to treat hyperopia, hyperopic astigmatism and mixed astigmatism. FDA approval of these applications is anticipated in 2002, though we cannot ensure if or when the approval will be received. Our ability to sell our laser systems in the U.S. may be severely impaired if the FDA does not give timely approval to these supplements.

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

ADDITIONAL COMPANY AND BUSINESS RISKS

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

     Our recent layoff may have a negative impact on our ability to attract and retain personnel. If we fail to attract and retain qualified individuals for necessary positions, it could have a material adverse effect on our business, financial condition and results of operations.

     WE HAVE DECIDED TO MOVE ALL INTERNATIONAL MANUFACTURING OPERATIONS FROM COSTA RICA TO THE U.S. AND MUST CONTINUE TO COMPLY WITH STRINGENT REGULATION OF OUR MANUFACTURING OPERATIONS.

     We manufacture our LaserScan LSX laser systems for sale in the U.S. at our manufacturing facility in Winter Park, Florida, and plan to move the manufacturing location our laser systems for sale in international markets to the same U.S. location from our manufacturing facility in Costa Rica. We cannot assure you that we will not encounter difficulties in increasing our production capacity for our laser systems at our Florida facility, including problems involving production delays, quality control or assurance, component supply and lack of qualified personnel. Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to extensive regulation by the FDA, including record-keeping requirements and reporting of adverse experience with the use of the product. Our manufacturing facilities are subject to periodic inspection by the FDA, certain state agencies and international regulatory agencies. We require that our key suppliers comply with recognized standards as well as our own quality standards, and we regularly test the components and sub-assemblies supplied to us. Any failure by us or our suppliers to comply with applicable regulatory requirements, including the FDA's quality systems/good manufacturing practice (QSR/GMP) regulations, could cause production and distribution of our products to be delayed or prohibited, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

     REQUIRED MINIMUM PAYMENTS UNDER OUR KERATOME LICENSE AGREEMENT MAY EXCEED OUR GROSS PROFITS FROM SALES OF OUR KERATOME PRODUCTS.

     We are required to make certain minimum payments to the licensor under our keratome license agreement that was amended and restated on January 4, 2001. This amendment replaced a January 18, 2000 amendment in its entirety. Under the terms of the amendment we issued 730,552 shares of common stock to the licensors, valued at approximately $1.1 million, in partial payment for royalties during the term of the license. The term of the license was extended three years until July 31, 2005. In addition, remaining minimum royalty payments totaling approximately $4.5 million as of May 14, 2002 will be due in monthly installments (averaging approximately $130,000 per month through August 2003) or quarterly installments (averaging approximately $240,000 per quarter from October 2003 through October 2005) through the term of the amendment. As a result of our obligations under this license arrangement, the minimum royalty payments we are required to make to the licensors may exceed our gross profits from sales of our UniShaper and UltraShaper keratome products. The amendment eliminated a restriction on us manufacturing, marketing and selling other keratomes, but the sale of other keratomes will be included in the gross profit to be shared with the licensors. The licensor's share of the gross profit, as defined in the amendment, decreased from 50% to 10%.

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

     In March 2002, we pursued a "real time" PMA supplement seeking approval for the use of our advanced adaptive eye tracking system in an accelerated time frame, as few as 30 days. In April 2002, we were advised by the FDA that they would review the submission in a 180-day timeframe.

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

     WE ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES.

     Our international sales accounted for 78% and 73% of our total revenues during the three months ended March 31, 2002 and the year ended December 31, 2001, respectively. In the future, we expect that sales to U.S. accounts will represent a higher percentage of our total sales only when additional regulatory approvals are received for our LaserScan LSX laser system in the U.S.

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

     OUR SUPPLY OF CERTAIN CRITICAL COMPONENTS AND SYSTEMS MAY BE INTERRUPTED BECAUSE OF OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS.

     We currently purchase certain components used in the production, operation and maintenance of our laser systems and keratome products from a limited number of suppliers, and certain key components are provided by a single vendor. We are currently seeking a replacement blade manufacturer, and the majority of our UltraShaper components are manufactured exclusively by Owens Industries pursuant to our agreement with them. We do not have long-term contracts with providers of some key laser system components, including TUI Lasertechnik und Laserintegration GmbH, which currently is a single source supplier for the laser heads used in our LaserScan LSX excimer laser system. Currently, SensoMotoric Instruments GmbH, Teltow, Germany, is a single source supplier for the eye tracker boards used in the LaserScan LSX. Any interruption in the supply of critical laser or keratome components could have a material adverse effect on our business, financial condition and results of operations. If any of our key suppliers ceases providing us with products of acceptable quality and quantity at a competitive price and in a timely fashion, we would have to locate and contract with a substitute supplier and, in some cases, such substitute supplier would need to be qualified by the FDA. If substitute suppliers cannot be located and qualified in a timely manner or could not provide required products on commercially reasonable terms, it would have a material adverse effect on our business, financial condition and results of operations.

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

COMMON STOCK RISKS

     VARIATIONS IN OUR SALES AND OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

     Our operating results have fluctuated in the past, and may continue to fluctuate in the future, as a result of a variety of factors, many of which are outside of our control. For example, historically a significant portion of our laser system orders for a particular quarter have been received and shipped near the end of the quarter. As a result, our operating results for any quarter often depend on the timing of the receipt of orders and the subsequent shipment of our laser systems. Other factors that may cause our operating results or stock price to fluctuate include:

     o    our significant liquidity and capital resource issues
     o    the addition or loss of significant customers;
     o    reductions, cancellations or fulfillment of major orders;
     o    changes in pricing by us or our competitors; and
     o timing of regulatory approvals and the introduction or delays in shipment of new products;
     o    the relative mix of our business;
     o    increased competition.

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

     THE SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND DILUTIVE STOCK ISSUANCES MAY ADVERSELY AFFECT OUR STOCK PRICE.

     Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. Substantially all of our 26,554,168 shares of common stock outstanding at May 14, 2002 were freely tradable without restriction or further registration under the Securities Act of 1933, except to the extent such shares are held by "affiliates" as that term is defined in Rule 144 under the Securities Act or subject only to the satisfaction of a prospectus delivery requirement.

     Shares of common stock that we may issue in the future in connection with financings or pursuant to outstanding warrants or agreements could also adversely affect the market price of our common stock and cause significant dilution in our earnings per share and net book value per share. We may be required to issue more than 8,600,000 additional shares of common stock upon the conversion of outstanding preferred stock, the exercise of outstanding warrants and stock options, and the satisfaction of certain contingent contractual obligations.

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

     The Board recognizes that absent additional equity investment, sale of the Company, merger, or a strategic alliance are necessary to our continuation in business, and the Board will exercise its fiduciary duty with respect to anti-takeover provisions with that in mind.

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

ACQUISITION RISKS

     AMORTIZATION AND CHARGES RELATING TO OUR SIGNIFICANT INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR STOCK PRICE AND REPORTED NET INCOME OR LOSS.

     Of our total assets at March 31, 2002, approximately $5.2 million, or 16%, were intangible assets. Any reduction in net income or increase in net loss resulting from the amortization of intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

     In accordance with FASB Statement No. 144, we review intangible assets for impairment whenever events or changes in circumstances, including a history of operating or cash flow losses, indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We believe that our exposure to market risk for changes in interest and currency rates is not significant. Our investments are limited to highly liquid instruments generally with maturities of three months or less. At March 31, 2002, we had approximately $0.2 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

                           PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          Certain legal proceedings against LaserSight are described in Item 3 (Legal Proceedings) of LaserSight's Form 10-K for the year ended December 31, 2001.

ITEM 2    CHANGES IN SECURITIES

          a)  Not applicable.

          b)  Not applicable.

          c) During the first quarter ended March 31, 2002, the Company sold the following unregistered securities:

                    In February 2002, LaserSight issued 103,306 shares of Common Stock to McColl Partners LLC in exchange for investment banking services provided to LaserSight.

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

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          For the quarter ended March 31, 2002, we did not meet the covenant on our term loan with Heller for quarterly revenues, putting us in default of that covenant as of May 15, 2002, our reporting date for the quarter. We anticipate discussions with Heller in the near future and we are hopeful we will successfully obtain a waiver for the default.

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

 10.9 LaserSight Incorporated Amended and Restated 1996 Equity Incentive Plan (filed as Exhibit 10.9 to the Company's Form 10-K filed on April 1, 2002*).

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

 10.48 Settlement and License Agreement dated as of May 25, 2001 between LaserSight Incorporated and Visx, Incorporated (filed as Exhibit 10.62 to the Company's Form 10-Q filed on August 14, 2001*)**.

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

 10.52 Amendment No. 1 to Loan and Security Agreement dated as of February 15, 2002 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc. (filed as Exhibit 10.52 to the Company's Form 10-K filed on April 1, 2002*).

 11       Statement of Computation of Loss Per Share

 15 Copy of letter from independent accountants' regarding unaudited interim financial information

 99       Press release dated May 14, 2002

          b) Reports on Form 8-K

          On February 14, 2002, we filed a Current Report on Form 8-K describing a Company update and a notification from Nasdaq regarding the fact that our common stock bid price was not in compliance with Nasdaq Market Place Rules.

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


                                        LaserSight Incorporated



Dated: May 15, 2002                     By:   /s/ Michael R. Farris
                                              ---------------------
                                              Michael R. Farris,
                                              Chief Executive Officer



Dated: May 15, 2002                     By:   /s/ Gregory L. Wilson
                                              ---------------------
                                              Gregory L. Wilson,
                                              Chief Financial Officer