Form 10-Q
period 2002-06-30
LASERSIGHT INC /DE
filed 2002-08-14
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the quarterly period ended June 30, 2002.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the Transition period from -------------------------------- to ----------------------------------------


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



          3300 University Blvd., Suite 140, Winter Park, Florida 32792
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


         The Number of shares of the registrant's Common Stock outstanding as of August 13, 2002 is 27,841,941.

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

                                      INDEX

PART I.          FINANCIAL INFORMATION

                 Item 1. Condensed Consolidated Financial Statements Condensed Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001

                             Condensed Consolidated Statements of Operations for the Three Month Periods and Six Month Periods Ended June 30, 2002 and 2001

                             Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2002 and 2001

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

                 Item 3.     Defaults Upon Senior Securities

                 Item 4.     Submission of Matters to a Vote of Security Holders

                 Item 5.     Other Information

                 Item 6.     Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,        December 31,
                                     ASSETS                                         2002              2001
                                                                                ------------      ------------
Current assets:                                                                 (Unaudited)
  Cash and cash equivalents                                                     $  1,204,886         2,762,062
  Accounts receivable - trade, net                                                 5,943,452         8,100,993
  Notes receivable - current portion, net                                          2,261,359         3,219,289
  Inventories                                                                     10,705,909        12,005,108
  Deferred tax assets                                                                 40,214            40,214
  Other current assets                                                               278,518           691,474
                                                                                ------------      ------------
                                      Total Current Assets                        20,434,338        26,819,140

Notes receivable, less current portion, net                                        1,405,561         2,129,652
Property and equipment, net                                                          839,751         1,373,494
Patents, net                                                                       4,319,469         4,476,585
Other assets, net                                                                  1,301,113         1,511,046
                                                                                ------------      ------------
                                                                                $ 28,300,232        36,309,917
                                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable, net of unamortized discount of $42,888 at June 30, 2002         $  2,397,112                --
  Accounts payable                                                                 3,826,324         3,846,906
  Accrued expenses                                                                 6,130,915         5,998,835
  Accrued commissions                                                              1,580,467         1,650,299
  Deferred revenue                                                                 2,303,866         1,459,592
                                                                                ------------      ------------
                                      Total Current Liabilities                   16,238,684        12,955,632

Accrued expenses, less current portion                                               226,083           315,595
Deferred royalty revenue, less current portion                                     5,665,131         4,600,000
Deferred income taxes                                                                 40,214            40,214
Note payable, net of unamortized discount of $73,530 at December 31, 2001                 --         2,926,470
Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, authorized 10,000,000 shares; par value $.001 per share:
  Series F - zero and 1,276,596 issued and outstanding at June 30, 2002 and
     December 31, 2001, respectively                                                      --             1,277
Common stock - par value $.001 per share; authorized 100,000,000 shares;
  27,975,964 and 26,596,062 shares issued at June 30, 2002 and December 31,
  2001, respectively                                                                  27,976            26,596
Additional paid-in capital                                                       101,979,964       102,918,836
Stock subscription receivable                                                        (64,000)       (1,140,000)
Accumulated deficit                                                              (95,271,173)      (85,792,056)
Less treasury stock, at cost; 145,200 common shares at June 30, 2002
  and December 31, 2001                                                             (542,647)         (542,647)
                                                                                ------------      ------------
                                                                                   6,130,120        15,472,006
                                                                                ------------      ------------
                                                                                $ 28,300,232        36,309,917
                                                                                ============      ============

See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                ------------     ------------     ------------     ------------
                                                    2002             2001             2002             2001
                                                ------------     ------------     ------------     ------------
Revenues:
  Products                                      $  1,359,711        3,103,526        3,225,916        7,101,573
  Royalties                                          535,913           98,000          642,913          248,000
                                                ------------     ------------     ------------     ------------
                                                   1,895,624        3,201,526        3,868,829        7,349,573

Cost of revenue:
  Product cost                                     1,041,968        1,551,632        2,434,580        3,476,189
                                                ------------     ------------     ------------     ------------

Gross profit                                         853,656        1,649,894        1,434,249        3,873,384

Research, development and regulatory expenses        392,238          943,857          935,212        1,875,161

Other general and administrative expenses          4,033,294        7,139,553        8,133,807       13,604,834
Selling related expenses                             639,190        1,498,638        1,462,187        2,659,717
Amortization of intangibles                          115,059          115,059          230,118          272,976
                                                ------------     ------------     ------------     ------------
                                                   4,787,543        8,753,250        9,826,112       16,537,527
                                                ------------     ------------     ------------     ------------

Loss from operations                              (4,326,125)      (8,047,213)      (9,327,075)     (14,539,304)

Other income and expenses
  Interest and dividend income                        79,992          181,999          145,941          376,382
  Interest expense                                  (154,042)        (164,711)        (297,983)        (203,187)
  Gain on sale of patent                                  --               --               --        3,950,836
  Litigation settlement                                   --         (591,289)              --         (591,289)
                                                ------------     ------------     ------------     ------------
Loss from continuing operations before
  income tax expense                              (4,400,175)      (8,621,214)      (9,479,117)     (11,006,562)

Income tax expense                                        --               --               --               --
                                                ------------     ------------     ------------     ------------
Loss from continuing operations                   (4,400,175)      (8,621,214)      (9,479,117)     (11,006,562)

Discontinued operations:
  Loss from the operation of discontinued
    health care services business                         --          (59,148)              --         (146,064)
                                                ------------     ------------     ------------     ------------
Net loss                                         $(4,400,175)      (8,680,362)      (9,479,117)     (11,152,626)
                                                ============     ============     ============     ============

Loss per common share
  Basic and diluted:                            $      (0.16)           (0.36)           (0.35)           (0.47)
                                                ============     ============     ============     ============

Weighted average number of shares outstanding
  Basic and diluted:                              27,003,000       24,135,000       26,747,000       23,826,000
                                                ============     ============     ============     ============

See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                            2002             2001
                                                        ------------     ------------
Cash flow from operating activities
  Net loss                                              $ (9,479,117)     (11,152,626)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
  Depreciation and amortization                              895,522        1,142,898
  Gain on sale of patent                                          --       (3,950,836)
  Common stock issued for services                            42,500           60,469
  Options issued in relation to consulting agreement          12,377           33,715
  Changes in assets and liabilities:
    Accounts and notes receivable                          3,839,562          980,351
    Inventories                                            1,299,199         (291,423)
    Accounts payable                                         (20,582)         (33,184)
    Accrued expenses                                         (27,264)        (803,022)
    Deferred revenue                                       1,909,405        1,371,047
    Other                                                    453,305           34,428
                                                        ------------     ------------
Net cash used in operating activities                     (1,075,093)     (12,608,183)

Cash flows from investing activities
  Purchases of property and equipment, net                    (4,437)        (364,298)
  Proceeds from sale of patent, net                               --        6,365,000
                                                        ------------     ------------
Net cash provided by (used in) investing activities           (4,437)       6,000,702

Cash flows from financing activities
  Payments on debt financing                                (560,000)              --
  Proceeds from stock subscription receivable                 82,354               --
  Proceeds from ESPP                                              --           10,333
  Proceeds from debt financing, net                               --        2,776,798
                                                        ------------     ------------
Net cash provided by (used in) financing activities         (477,646)       2,787,131
                                                        ------------     ------------
Decrease in cash and cash equivalents                     (1,557,176)      (3,820,350)

Cash and cash equivalents, beginning of period             2,762,062        8,593,858
                                                        ------------     ------------
Cash and cash equivalents, end of period                $  1,204,886        4,773,508
                                                        ============     ============


See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 Six Month Periods Ended June 30, 2002 and 2001


NOTE 1    BASIS OF PRESENTATION

          The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (LaserSight) as of June 30, 2002, and for the three and six month periods ended June 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has suffered recurring losses from operations and has a significant accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

          The Company has incurred significant losses and negative cash flows from operations in each of the years in the three-year period ended December 31, 2001 and in the three and six month periods ended June 30, 2002 and has an accumulated deficit of $95,271,173 at June 30, 2002. The substantial portion of the losses is attributable to delays in Food and Drug Administration (FDA) approvals for the treatment of various procedures on the Company's excimer laser system in the U.S. (a key approval for the treatment of nearsightedness with or without astigmatism was received in late September 2001) and the continued development efforts to expand clinical approvals of the Company's excimer laser and other products.

          The Company has significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. In July 2002, the Company announced it had entered a letter of intent with a company based in the People's Republic of China. The transaction contemplated by the letter of intent would establish a strategic relationship that would include the purchase of $10 million of lasers and other products over a 12-month period and an equity investment of $2 million. Subject to successful completion of due diligence and negotiation of mutually acceptable documentation, it is contemplated that the definitive agreements will be executed in August 2002. If executed, the transaction is expected to close in August 2002. If the definitive documents are not executed or the transaction does not close in a timely manner as provided in those agreements, management expects the Company's cash and cash equivalent balances and funds from operations will be sufficient to meet its anticipated operating cash requirements only for a very limited period of time. As a result, management of the Company continues undertaking steps as part of a plan to attempt to improve liquidity and operations with the goal of sustaining Company operations for a period of time while seeking to close the China transaction. These steps include seeking (a) to control overhead and expenses; and (b) to increase sales. If such agreements are not executed, it is unlikely that the Company will find another strategic partner, investor or buyer in a timely manner, and the Company will likely be unable to continue as a going concern and may file or be forced to file bankruptcy proceedings.

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

          The condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight's annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. There are no other components of comprehensive loss other than the Company's consolidated net loss for the three and six month periods ended June 30, 2002 and 2001. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year. The report of KPMG LLP, independent auditors, commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

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

NOTE 3    INVENTORIES

          Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates cost determined on the first-in first-out basis. The components of inventories at June 30, 2002 and December 31, 2001 are summarized as follows:

                                                June 30, 2002  December 31, 2001
                                                -------------  -----------------
          Raw materials                          $ 6,858,000          7,699,939
          Work-in-process                            136,187             92,030
          Finished goods                           2,917,024          3,563,796
          Test equipment - clinical trials           794,698            649,343
                                                 -----------        -----------
                                                 $10,705,909         12,005,108
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

          The table below summarizes information about reported segments as of and for the three months ended June 30:

                                                                                        Depreciation
                                      Operating       Operating                             and             Capital
                                      Revenues       Profit (Loss)        Assets        Amortization     Expenditures
                                      ---------      -------------        ------        ------------     ------------
     2002
     Operating  segments:
          Refractive products        $  1,359,711       (4,375,583)      26,829,123          365,969               --
          Patent services                 535,913          535,913               --               --               --
          General corporate                    --         (486,455)       1,471,109            1,052               --
                                     ------------      -----------       ----------        ---------          -------
     Consolidated total              $  1,895,624       (4,326,125)      28,300,232          367,021               --
                                     ============      ===========       ==========        =========          =======

     2001
     Operating  segments:
          Refractive products        $  3,103,526       (7,707,190)      36,593,755          432,357          234,514
          Patent services                  98,000           98,000               --               --               --
          Discontinued operations              --               --        3,329,282           70,981           52,000
          General corporate                    --         (438,023)       5,064,186            2,710               --
                                     ------------      -----------       ----------        ---------          -------
     Consolidated total               $ 3,201,526       (8,047,213)      44,987,223          506,048          286,514
                                     ============      ===========       ==========        =========          =======

     Amortization of deferred financing costs and discount on note payable of $63,612 and $63,612 for the three months ended June 30, 2002 and 2001, respectively, is included as interest expense.

          The table below summarizes information about reported segments as of and for the six months ended June 30:

                                                                                        Depreciation
                                      Operating       Operating                             and             Capital
                                      Revenues       Profit (Loss)        Assets        Amortization     Expenditures
                                      ---------      -------------        ------        ------------     ------------
     2002
     Operating  segments:
          Refractive products        $  3,225,916       (9,086,811)      26,829,123          766,069            4,437
          Patent services                 642,913          642,913               --               --               --
          General corporate                    --         (883,177)       1,471,109            2,229               --
                                     ------------      -----------       ----------        ---------          -------
     Consolidated total               $ 3,868,829       (9,327,075)      28,300,232          768,298            4,437
                                     ============      ===========       ==========        =========          =======

     2001
     Operating  segments:
          Refractive products        $  7,101,573      (13,881,271)      36,593,755          921,898          308,682
          Patent services                 248,000          248,000               --               --               --
          Discontinued operations              --               --        3,329,282          139,248           55,616
          General corporate                    --         (906,033)       5,064,186            5,418               --
                                     ------------      -----------       ----------        ---------          -------
     Consolidated total              $  7,349,573      (14,539,304)      44,987,223        1,066,564          364,298
                                     ============      ===========       ==========        =========          =======

     Amortization of deferred financing costs and discount on note payable of


     $127,224 and $76,334 for the six months ended June 30, 2002 and 2001, respectively, is included as interest expense.

NOTE 5    AMENDED LOAN AGREEMENT

          Effective February 15, 2002, the Company's covenants on the term note payable to Heller Healthcare Finance, Inc. (Heller) were amended to decrease the required minimum level of net worth to $10.0 million, establish a minimum tangible net worth of $4.5 million and minimum quarterly revenues during 2002. In addition, monthly principal payments of $10,000 began in February 2002, increasing to $20,000 monthly in June 2002 and $30,000 monthly in October 2002. For the quarter ended June 30, 2002, the Company did not meet the covenant on the term loan with Heller for quarterly revenues, net worth or tangible net worth, putting the Company in default of those covenants as of May 15, 2002. On August 14, 2002, Heller agree to provide a waiver of the Company's prior defaults for a period of three weeks. Upon the signing of the China transaction, the waiver will automatically be extended until the earlier of October 31, 2002 or the funding of the equity portion of the China transaction. See note 8. The Company and Heller have agreed on revised covenants that will become effective upon the funding of the equity portion of the China transaction. In exchange for the waiver and revised covenants, the Company will be required to increase monthly principal payments by $10,000. The Company is currently unable to borrow under its revolving credit facility.

NOTE 6    PATENT LICENSES

          Letter of Intent and License of Patents and Technology
          ------------------------------------------------------
          On April 16, 2002, the Company announced that it had entered into a letter of intent and a non-exclusive license with a third party contemplating the sale of patents and technology related to its AstraMax diagnostic workstation product. On May 14, 2002, the Company announced the transaction had been terminated. The third party has alleged that the Company violated the terms of the non-exclusive license. The Company denies any intent to do so. Prior to the termination of the process, the Company received cash payments totaling $875,000. Of this amount, $275,000 is included in royalty revenue during the three months ended June 30, 2002. In May 2002, the Company settled the dispute with the third party by granting that third party a license to the Company's `504 scanning patent. The Company retains the right to terminate this license if the Company pays the third party $600,000 on or before August 25, 2002.

          Patent License
          --------------
          On May 24, 2002, the Company entered into a non-exclusive license with a third party related to its scanning patent in exchange for cash consideration of $2,000,000. Of this amount, $500,000 was paid to Heller to reduce principal outstanding on the Company's term loan.

NOTE 7    STOCKHOLDERS' EQUITY

          During the three months ended June 30, 2002, the Company settled litigation related to its stock subscription receivable and received approximately $82,000 with a commitment for an additional total of approximately $64,000 to be paid in four quarterly installments beginning in July 2002. The first installment was received in July 2002. Upon receipt of the three remaining installments in a timely manner, the Company will release all claims in this matter.

NOTE 8    SUBSEQUENT EVENT

          In July 2002, the Company signed a non-binding letter of intent with a company based in the People's Republic of China that specializes in advanced medical treatment services, medical device distribution and medical project investment. The transaction contemplated by the letter of intent would establish a strategic relationship that would include the purchase of at least $10 million worth of Company products during the 12-month period following the signing of the definitive agreements, distribution of Company products in mainland China, Hong Kong, Macao and Taiwan, and a $2 million investment in the Company. The investment would be in the form of Convertible Preferred Stock that, subject to certain restrictions, could be converted into shares of the Company's Common Stock and result in the purchaser holding approximately 40% of the Company's Common Stock. Subject to successful completion of due diligence and negotiation of mutually acceptable documentation, it is contemplated that definitive agreements will be executed in August 2002. Under the terms of the letter of intent, the products purchased will be paid by irrevocable letters of credit, confirmed by a U.S. bank and payable at sight.

                       Independent Auditors' Review Report

The Board of Directors
LaserSight Incorporated:

We have reviewed the condensed consolidated balance sheet of LaserSight Incorporated and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of operations and cash flows for the three and six-month periods ended June 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

St. Louis, Missouri
August 2, 2002

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

     We have significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations and our recurring losses from operations and net capital deficiency raises substantial doubt about our ability to continue as a going concern. We have experienced significant losses and operating cash flow deficits and we expect that operating cash flow deficits will continue and, absent success negotiating and executing definitive documents for the China Transaction (see "China Transaction") and closing that transaction, we will likely be unable to continue operations and may file or be forced to file bankruptcy proceedings. See "Liquidity and Capital Resources" and "Risk Factors and Uncertainties."

CHINA TRANSACTION

     In July 2002, we signed a non-binding letter of intent with a company based in the People's Republic of China that specializes in advanced medical treatment services, medical device distribution and medical project investment. The transaction contemplated by the letter of intent would establish a strategic relationship that would include the purchase of at least $10.0 million worth of our products during the 12-month period following the signing of the definitive agreements, distribution of our products in mainland China, Hong Kong, Macao and Taiwan, and a $2.0 million investment in LaserSight. The investment would be in the form of convertible preferred stock that, subject to certain restrictions, could be converted into shares of the our common stock and result in the purchaser holding approximately 40% of our common stock. Subject to successful completion of due diligence and negotiation of mutually acceptable documentation, it is contemplated that definitive agreements will be executed in August 2002. Under the terms of the letter of intent, the products purchased will be paid by irrevocable letters of credit, confirmed by a U.S. bank and payable at sight.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                                                     Percent Increase (Decrease)
                                          As a Percentage of Net Revenues                Over Prior Periods
                                          -------------------------------                ------------------
                                          Three Months         Six Months         Three Months          Six Months
                                         Ended June 30,      Ended June 30,      Ended June 30,       Ended June 30,
                                         2002      2001      2002      2001      2002 vs. 2001        2002 vs. 2001
                                         ----      ----      ----      ----      -------------        -------------
Statement of Operations Data:
Net Revenues:
 Refractive products.................    71.7%     96.9%     83.4%     96.6%         (56.2)%              (54.6)%
 Patent service......................    28.3       3.1      16.6       3.4          446.9                159.2
                                        -----     -----     -----     -----
    Net Revenues.....................   100.0     100.0     100.0     100.0          (40.8)               (47.4)
Cost of Revenue......................    55.0      48.5      62.9      47.3          (32.8)               (30.0)
                                        -----     -----     -----     -----
Gross Profit (1).....................    45.0      51.5      37.1      52.7          (48.3)               (63.0)
Research, development and
    regulatory expenses (2)..........    20.7      29.5      24.2      25.5          (58.4)               (50.1)
Other general and administrative
    expenses.........................   212.8     223.0     210.2     185.1          (43.5)               (40.2)
Selling-related expenses (3).........    33.7      46.8      37.8      36.2          (57.3)               (45.0)
Amortization of intangibles..........     6.0       3.6       6.0       3.7            0.0                (15.7)
                                        -----     -----     -----     -----
Loss from continuing operations......  (228.2)   (251.4)   (241.1)   (197.8)         (46.2)               (35.8)

---------------
(1) As a percentage of net revenues, the gross profit for refractive products only for the three months ended June 30, 2002 and 2001, and the six months ended June 30, 2002 and 2001, was 23%, 50%, 25% and 51%, respectively.

(2) As a percentage of refractive product net sales, research, development and regulatory expenses for each of the three months ended June 30, 2002 and 2001, and the six months ended June 30, 2002 and 2001, were 29%, 30%, 29% and 26%, respectively.

(3) As a percentage of refractive product net sales, selling-related expenses for the three months ended June 30, 2002 and 2001, and the six months ended June 30, 2002 and 2001, were 47%, 48%, 45% and 37%, respectively.

THREE MONTHS ENDED JUNE 30, 2002, COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     REVENUES. Net revenues for the three months ended June 30, 2002 decreased by $1.3 million, or 41%, to $1.9 million from $3.2 million for the comparable period in 2001.

     During the three months ended June 30, 2002, refractive products revenues decreased $1.7 million, or 56%, to $1.4 million from $3.1 million for the comparable period in 2001. This revenue decrease was primarily the result of decreased sales of the LaserScan LSX excimer laser system. During the three months ended June 30, 2002, excimer laser system sales accounted for approximately $0.7 million in revenues compared to $2.8 million in revenues over the same period in 2001. During the three months ended June 30, 2002, three laser systems were sold compared to 10 laser systems sold during the comparable period in 2001.

     Net revenues from patent services for the three months ended June 30, 2002 increased approximately $0.4 million, or 447%, to $0.5 million from $0.1 million for the comparable period in 2001, due to several non-exclusive license agreements we entered into in late 2001 and early 2002.

     COST OF REVENUES; GROSS PROFIT. For the three months ended June 30, 2002 and 2001, gross profit margins were 45% and 52%, respectively. The gross margin decrease during the three months ended June 30, 2002 was primarily attributable to decreased sales and lower average selling prices of the LaserScan LSX excimer laser system, causing overhead to be a higher percentage of sales. The decreased number of laser sales resulted in lower raw material costs relating to the LaserScan LSX excimer laser system of $0.2 million and there was a decrease in general overhead expenses of $0.3 million from the comparable period in 2001.

     RESEARCH, DEVELOPMENT AND REGULATORY EXPENSES. Research, development and regulatory expenses for the three months ended June 30, 2002 decreased approximately $0.5 million, or 58%, to $0.4 million from $0.9 million for the comparable period in 2001. We continued to develop our AstraMax diagnostic workstation and excimer laser systems and continued to pursue protocols in our effort to attain and expand our FDA approvals for our refractive products. If we have sufficient funds (see "China Transaction"), we expect research and development expenses during the remainder of 2002 to be at minimal levels and we expect regulatory expenses will remain constant as a result of our continued pursuit of various FDA approvals, including pre-market approval supplements, and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA.

     OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses for the three months ended June 30, 2002 decreased $3.1 million, or 44%, to $4.0 million from $7.1 million for the comparable period in 2001. This decrease was primarily due to a decrease in expenses incurred at our refractive products subsidiary of approximately $3.1 million related to cost reductions to the sales and marketing, customer support, professional services departments of $1.8 million, $0.4 million in cost reductions in other departments, $0.3 million of reductions in our European operation and a reduction of $1.4 million in legal fees related to patent issues and litigation. The patent litigation, which accounted for a significant portion of those legal fees, was settled in May 2001, and we have experienced a significant decrease in our legal expenses since that time. In addition, we incurred an increase of approximately $0.6 million in our provision for bad debts during the three months ended June 30, 2002 and approximately $0.2 million in severance costs during the second quarter of 2002 related to staffing reductions.

     SELLING-RELATED EXPENSES. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the three months ended June 30, 2002 decreased $0.9 million, or 57%, to $0.6 million from $1.5 million during the comparable period in 2001. This decrease was primarily attributable to a $0.3 million decrease in sales commissions resulting from lower sales and a decrease of $0.4 million of warranty expense primarily related to decreased laser system sales.

     AMORTIZATION OF INTANGIBLES. During the three months ended June 30, 2002, costs relating to the amortization of intangible assets were unchanged from the comparable period in 2001. Items directly related to the amortization of intangible assets are acquired technologies, patents and license agreements.

     LOSS FROM OPERATIONS. The operating loss for the three months ended June 30, 2002 was $4.3 million compared to the operating loss of $8.0 million for the same period in 2001. This decrease in the loss from operations was primarily due to reductions in operating expenses that more than offset the decrease in sales and related margins of our LaserScan LSX excimer laser system.

     OTHER INCOME AND EXPENSES. Interest and dividend income for the three months ended June 30, 2002 was approximately $80,000, a decrease of approximately $100,000 from the comparable period in 2001. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense for the three months ended June 30, 2002 was $0.2 million, unchanged from the comparable period in 2001.

     INCOME TAXES. For the three months ended June 30, 2002 and 2001, LaserSight had no income tax expense.

     DISCONTINUED OPERATIONS. Costs related to the discontinued operations of the health care services segment were approximately $59,000 during the three months ended June 30, 2001.

     NET LOSS. Net loss for the three months ended June 30, 2002, was $4.4 million compared to a net loss of $8.7 million for the comparable period in 2001. The decrease in net loss for the three months ended June 30, 2002 can be attributed to the significant reductions in our overall cost structure partially offset by the decrease in sales of our LaserScan LSX excimer laser system.

     LOSS PER SHARE. The loss per basic and diluted share was $0.16 for the three months ended June 30, 2002 and $0.36 for the comparable period in 2001. Since June 30, 2001, the weighted average shares of common stock outstanding increased primarily due to the conversion of preferred stock during June 2001 and May 2002, and the issuance of common stock related to our July 2001 financing.

SIX MONTHS ENDED JUNE 30, 2002, COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     REVENUES. Net revenues for the six months ended June 30, 2002 decreased by $3.4 million, or 47%, to $3.9 million from $7.3 million for the comparable period in 2001.

     During the six months ended June 30, 2002, refractive products revenues decreased $3.9 million, or 55%, to $3.2 million from $7.1 million for the comparable period in 2001. This revenue decrease was primarily the result of decreased sales of the LaserScan LSX excimer laser system. During the six months ended June 30, 2002, excimer laser system sales accounted for approximately $2.1 million in revenues compared to $6.4 million in revenues over the same period in 2001. During the six months ended June 30, 2002, 10 laser systems were sold compared to 23 laser systems sold during the comparable period in 2001.

     Net revenues from patent services for the six months ended June 30, 2002 increased approximately $0.4 million, or 159%, to $0.6 million from $0.2 million for the comparable period in 2001, due to several non-exclusive license agreements we entered into in late 2001 and early 2002.

     COST OF REVENUES; GROSS PROFIT. For the six months ended June 30, 2002 and 2001, gross profit margins were 37% and 53%, respectively. The gross margin decrease during the six months ended June 30, 2002 was primarily attributable to decreased sales and lower average selling prices of the LaserScan LSX excimer laser system, causing overhead to be a higher percentage of sales. The decreased number of laser sales resulted in lower raw material costs relating to the LaserScan LSX excimer laser system of $0.6 million and there was a decrease in general overhead expenses of $0.4 million from the comparable period in 2001.

     RESEARCH, DEVELOPMENT AND REGULATORY EXPENSES. Research, development and regulatory expenses for the six months ended June 30, 2002 decreased approximately $1.0 million, or 50%, to $0.9 million from $1.9 million for the comparable period in 2001. We continued to develop our AstraMax diagnostic workstation and excimer laser systems and continued to pursue protocols in our effort to attain and expand our FDA approvals for our refractive products. If we have sufficient funds (see "China Transaction"), we expect research and development expenses during the remainder of 2002 to be at minimal levels and we expect regulatory expenses will remain constant as a result of our continued pursuit of various FDA approvals, including pre-market approval supplements, and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA.

     OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses for the six months ended June 30, 2002 decreased $5.5 million, or 40%, to $8.1 million from $13.6 million for the comparable period in 2001. This decrease was primarily due to a decrease in expenses incurred at our refractive products subsidiary of approximately $5.4 million related to cost reductions to the sales and marketing, customer support, professional services departments of $2.5 million, $1.1 million in cost reductions in other departments, $0.5 million of reductions in our European operation and a reduction of $2.6 million in legal fees related to patent issues and litigation. The patent litigation, which accounted for a significant portion of those legal fees, was settled in May 2001, and we have experienced a significant decrease in our legal expenses since that time. In addition, we incurred an increase of approximately $0.5 million in our provision of bad debts during the six months ended June 30, 2002 and approximately $0.7 million in severance costs during the first half of 2002 related to staffing reductions.

     SELLING-RELATED EXPENSES. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the six months ended June 30, 2002 decreased $1.2 million, or 45%, to $1.5 million from $2.7 million during the comparable period in 2001. This decrease was primarily attributable to a $0.5 million decrease in sales commissions resulting from lower sales and a decrease of $0.7 million of warranty expense primarily related to decreased laser system sales.

     AMORTIZATION OF INTANGIBLES. During the six months ended June 30, 2002, costs relating to the amortization of intangible assets decreased $43,000, or 16%, to $230,000 from $273,000 for the comparable period in 2001. This decrease was due to the sale of a patent in March 2001 that had an unamortized book value of approximately $2.4 million. Items directly related to the amortization of intangible assets are acquired technologies, patents and license agreements.

     LOSS FROM OPERATIONS. The operating loss for the six months ended June 30, 2002 was $9.3 million compared to the operating loss of $14.5 million for the same period in 2001. This decrease in the loss from operations was primarily due to reductions in operating expenses that more than offset the decrease in sales and related margins of our LaserScan LSX excimer laser system.

     OTHER INCOME AND EXPENSES. Interest and dividend income for the six months ended June 30, 2002 was $0.1 million, a decrease of $0.2 million over the comparable period in 2001. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense for the six months ended June 30, 2002 was $0.3 million, an increase of $0.1 million over the comparable period in 2001 as a result of our loan transaction with Heller in March 2001. Other income included a net gain, after expenses associated with the sale, of $4.0 million from the sale of the Blum Patent in March 2001. The patent was sold for $6.5 million and, prior to the sale, had a book value of approximately $2.4 million. Other expenses for the six months ended June 30, 2001 include approximately $0.6 million in payments related to the settlement of patent litigation.

     INCOME TAXES. For the six months ended June 30, 2002 and 2001, LaserSight had no income tax expense.

     DISCONTINUED OPERATIONS. Costs related to the discontinued operations of the health care services segment were approximately $146,000 during the six months ended June 30, 2001.

     NET LOSS. Net loss for the six months ended June 30, 2002, was $9.5 million compared to a net loss of $11.2 million for the comparable period in 2001. The decrease in net loss for the six months ended June 30, 2002 can be attributed to the significant reductions in our overall cost structure partially offset by the decrease in sales of our LaserScan LSX excimer laser system and the gain generated by the sale of the Blum Patent in March 2001.

     LOSS PER SHARE. The loss per basic and diluted share was $0.35 for the six months ended June 30, 2002 and $0.47 for the comparable period in 2001. Since June 30, 2001, the weighted average shares of common stock outstanding increased primarily due to the conversion of preferred stock during June 2001 and May 2002 and the issuance of common stock related to our July 2001 financing.

LIQUIDITY AND CAPITAL RESOURCES

     LaserSight had approximately $0.8 million of cash and cash equivalents available, as of August 13, 2002, to fund continuing operations and is currently facing significant liquidity and capital resource concerns. We are currently unable to borrow under our revolving credit facility. If we do not succeed in negotiating and executing a mutually acceptable agreement and related documents for the China Transaction and in closing that transaction, it is unlikely that we will find another strategic partner, investor, or buyer in a timely manner and we will likely be unable to continue as a going concern, and may file, or be forced to file, bankruptcy proceedings. In that connection, see also note 5 to the condensed consolidated financial statements regarding Heller's waiver of our default on our term loan and the new financial covenants we've agreed to with Heller that are contingent on the funding of the equity portion of the China Transaction prior to November 1, 2002. Without closing the China Transaction, management expects LaserSight's cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet its anticipated operating cash requirements for only the next two to four weeks in the absence of LaserSight obtaining an additional source of capital or a significant improvement in our cash flows from operations. This expectation is based upon assumptions regarding cash flows and results of operations over the next two to four weeks and is subject to substantial uncertainty and risks beyond our control. If these assumptions prove incorrect, the duration of the time period during which LaserSight could continue operations could be materially shorter. We have significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. We will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history. While we are working to achieve these improved results, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures.

     The risks and uncertainties regarding management's expectations are also described under the heading "Risk Factors and Uncertainties--Financial and Liquidity Risks."

     Our working capital remains positive (approximately $3.2 million as of the end of July 2002), though the timing of the conversion of our current assets into cash is not totally in our control. For example, we cannot dictate the timing of the collection of our accounts receivable with our customers and converting our inventory is dependent on our ability to generate new sales of our products and collect the sales price in a timely manner. While to date we have been able to negotiate payment terms with our suppliers and other creditors, there is no assurance that we can continue to do so.

     Our expectations regarding future working capital requirements and our ability to continue operations are based on various factors and assumptions that are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in LaserSight being unable to generate additional sales, to collect new and outstanding accounts receivable, to incur unforeseen expenses or be unable to control expected expenses and overhead, or to negotiate payment terms with creditors, and we would likely be unable to continue operations. Even if we succeed in our attempt to secure additional funds, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures in a timely manner.

     We have actively sought additional funds through the possible sale of certain company assets or through additional investment or loans, which would provide temporary relief from our current liquidity pressures. We have also actively sought a strategic partner or buyer. We have engaged McColl Partners, investment bankers, to assist us in those efforts. Given the extent of those efforts and the publicity about the China Transaction, it is unlikely that there will be any other buyer, strategic partner or investor in a timely manner. The board is monitoring the progress of the China transaction and has monitored the results of the efforts to find another strategic partner, investor, or buyer and in that light is considering our options, including a possible bankruptcy filing. Additionally, it should be noted that the China Transaction is on terms that seriously dilute our present stockholders.

     Our principal sources of funds have historically been from sales of preferred stock and common stock, sales of subsidiaries and patent rights and, to a lesser extent, our operating cash flows. We issued equity securities totaling approximately $8.9 million in 1999, $19.1 million in 2000 and $3.0 million in 2001, and received proceeds from the exercise of stock options, warrants and our Employee Stock Purchase Plan of approximately $10.4 million in 1999, $85,000 in 2000 and $67,000 in 2001. In addition, we sold subsidiaries and sold or licensed various patent rights, resulting in proceeds to us of approximately $11.5 million in 2001 and $2.9 million through August 13, 2002. We have principally used these capital resources to fund operating losses, working capital requirements, capital expenditures, acquisitions and retirement of debt. At June 30, 2002, we had an accumulated deficit of $95.3 million.

     On March 1, 2001, we completed the sale of U.S. Patent No. 4,784,135 (Blum Patent) for a cash payment of $6.4 million, net of related expenses. We retained a non-exclusive royalty free license under the patent, which relates to the use of ultraviolet light for the removal of organic tissue. Our net book value of the patent at the date of the sale was approximately $2.4 million.

     On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with Heller. We borrowed $3.0 million under the term loan at a rate per annum equal to two and one-half percent (2.5%) above the prime rate. Interest is payable monthly and the loan must be repaid on March 12, 2003. As of August 13, 2002, the outstanding principal on our term loan is approximately $2.4 million. Under the credit facility, we have the option to borrow amounts at a rate per annum equal to one and one-quarter percent (1.25%) above the prime rate for short-term working capital needs or such other purposes as may be approved by Heller. Borrowings are limited to 85% of eligible accounts receivable related to U.S. sales. Eligible accounts receivable will primarily be based on future U.S. sales, which are not expected to increase as a result of our decision to not actively market our laser in the U.S. until we receive additional FDA approvals. See "Industry and Competitive Risks--We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals." At the present time, we do not have the ability to borrow under the credit facility. Borrowings under the loans are secured by substantially all of the Company's assets. The term loan and credit facility require us to meet certain covenants, including the maintenance of a minimum net worth. The terms of the loans extend to March 12, 2003. In addition to the costs and fees associated with the transaction, we issued to Heller a warrant to purchase 243,750 shares of common stock at an exercise price of $3.15 per share. The warrant expires on March 12, 2004. Effective February 15, 2002, the Company's covenants on the term note payable to Heller were amended to decrease the required minimum level of net worth and establish a minimum level of tangible net worth and minimum quarterly revenues during 2002. In addition, monthly principal payments of $10,000 began in February 2002, increasing to $20,000 monthly in June 2002 and $30,000 monthly in October 2002. For the quarter ended June 30, 2002, we did not meet the covenants on our term loan with Heller for quarterly revenues, net worth or tangible net worth, putting us in default of those covenants as of May 15, 2002. On August 14, 2002, Heller agreed to provide a waiver of the Company's prior defaults for a period of three weeks. Upon the signing of the China Transaction, the waiver will automatically be extended until the earlier of October 31, 2002 or the funding of the equity portion of the China Transaction. The Company and Heller have agreed on revised covenants that will become effective upon the funding of the equity portion of the China transaction. See "Item 3--Defaults Upon Senior Securities."

     In July 2001, we completed a $3.0 million private placement of series F convertible participating preferred stock.

     On April 16, 2002, the Company announced that it had entered into a letter of intent and a non-exclusive license with a third party contemplating the sale of patents and technology related to its AstraMax diagnostic workstation product. On May 14, 2002, the Company announced the transaction had been terminated. The third party has alleged that the Company violated the terms of the non-exclusive license. The Company denies any intent to do so. Prior to the termination of the process, the Company received cash payments totaling $875,000. In May 2002, the Company settled the dispute with the third party by granting that third party a license to the Company's `504 scanning patent. The Company retains the right to terminate this license if the Company pays the third party $600,000 on or before August 25, 2002.

     Our working capital decreased $9.7 million from $13.9 million at December 31, 2001 to $4.2 million as of June 30, 2002. This decrease in working capital resulted primarily from the net loss of $9.5 million and the classification of our term loan with Heller in current liabilities as of March 12, 2002.

     Operating activities used net cash of $1.1 million during the six months ended June 30, 2002, compared to $12.6 million during the same period in 2001, and $17.7 million during the year ended December 31, 2001. We expect to incur a loss and a deficit in cash flow from operations for the last half of 2002. There can be no assurance that we can achieve profitability or positive operating cash flow in any subsequent fiscal period. Net cash used by investing activities of $4,437 during the six months ended June 30, 2002, can be attributed to purchases of property and equipment. As of June 30, 2002, we had no significant commitments for capital expenditures. There was $0.5 million net cash used in financing activities during the six months ended June 30, 2002, primarily representing principal payments on the term loan to Heller.

     There can be no assurance as to the correctness of the other assumptions underlying our business plan or our expectations regarding our working capital requirements or our ability to continue operations.

     Our ability to continue operations is based on our success in negotiating and executing a mutually acceptable agreement and related documents for, and in closing, the China Transaction. Absent that success, we will likely be unable to continue as a going concern and may file, or be forced to file, bankruptcy proceedings. Assuming that success, in the longer term, our expectations are based on additional factors including: the success of our sales efforts in China and in Europe where our efforts will initially be primarily focused, the uncertain timing of additional supplemental FDA approvals for our LaserScan LSX excimer laser system (which has resulted in our decision to not actively market our laser system in the U.S. until additional FDA approvals are received), potential growth in laser sales after receipt of further FDA approvals, increases in accounts receivable and inventory purchases when sales increase, our present inability to borrow under our revolving credit facility, the uncertain impact of the market introduction of our UltraShaper durable keratomes and AstraMax diagnostic workstations, and the absence of unanticipated product development and marketing costs. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance" and "--We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals."

RISK FACTORS AND UNCERTAINTIES

     The business, results of operations and financial condition of LaserSight and the market price of our common stock may be adversely affected by a variety of factors, including the ones noted below:

FINANCIAL AND LIQUIDITY RISKS

     WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND OPERATING CASH FLOW DEFICITS AND WE EXPECT THAT OPERATING CASH FLOW DEFICITS WILL CONTINUE AND, ABSENT SUCCESS IN OUR EFFORTS TO NEGOTIATE AND EXECUTE A MUTUALLY ACCEPTABLE DEFINITIVE AGREEMENT AND RELATED DOCUMENTS FOR, AND TO CLOSE, THE CHINA TRANSACTION, WE WILL BE UNABLE TO CONTINUE OPERATIONS, AND MAY FILE, OR BE FORCED TO FILE, BANKRUPTCY PROCEEDINGS.

     We continue to be challenged by our significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. If we succeed in executing agreements for, and closing, the China Transaction, we will still need to generate increased revenues and collect them. While we are working to achieve these improved results, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures in a timely manner.

     Our working capital remains positive (approximately $3.2 million as of the end of July 2002), though the timing of the conversion of our current assets into cash is not totally in our control. For example, we cannot dictate the timing of the collection of our accounts receivable with our customers and converting our inventory is dependent on our ability to generate new sales with our products and collect the sales price in a timely manner.

     We experienced significant net losses and deficits in cash flow from operations for the years ended December 31, 2001 and 2000 and the six months ended June 30, 2002, as set forth in the following table. We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future.

                                                         Six Months Ended
                              Year Ended December 31,        June 30,
                               2000             2001           2002
                               ----             ----           ----
Net loss                   $21.4 million   $26.2 million   $9.5 million
Deficit in cash flow from
operations                 $15.7 million   $17.7 million   $1.1 million

     In the longer term, our expectations are based on additional factors including: the success of our sales efforts in China and in Europe where our efforts will initially be primarily focused, the uncertain timing of additional supplemental FDA approvals for our LaserScan LSX excimer laser system (which has resulted in our decision to not actively market our laser system in the U.S. until additional FDA approvals are received), potential growth in laser sales after receipt of further FDA approvals, increases in accounts receivable and inventory purchases when sales increase, our present inability to borrow under our revolving credit facility, the uncertain impact of the market introduction of our UltraShaper durable keratomes and AstraMax diagnostic workstations, and the absence of unanticipated product development and marketing costs. These factors and assumptions are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. These risks and uncertainties include:

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

     With respect to management's expectations regarding LaserSight's ability to continue operations for the expected period and the risks and uncertainties relating to those expectations, readers are encouraged to review the discussions under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources", "--If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses, and we may experience difficulty collecting restructured receivables with extended payment terms," "--We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals," "--Required per procedure fees payable to Visx under our license agreement may exceed per procedure fees collected by us," "--Our supply of certain critical components and systems may be interrupted because of our reliance on a limited number of suppliers," as well as the other items discussed under the heading "Risks Factors and Uncertainties" and Note 1 of our Notes to Condensed Consolidated Financial Statements for the six months ended June 30, 2002. These risks and uncertainties can affect LaserSight's ability to continue operations for the expected period in absence of obtaining additional capital resources.

     IF OUR UNCOLLECTIBLE RECEIVABLES EXCEED OUR RESERVES WE WILL INCUR ADDITIONAL UNANTICIPATED EXPENSES, AND WE MAY EXPERIENCE DIFFICULTY COLLECTING RESTRUCTURED RECEIVABLES WITH EXTENDED PAYMENT TERMS.

     Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $6.3 million at June 30, 2002, will be sufficient to cover the amount of our actual write-offs over time. At June 30, 2002, our net trade accounts and notes receivable totaled approximately $9.6 million, and accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, totaled approximately $1.8 million. Actual write-offs that exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customers' ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers.

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

INDUSTRY AND COMPETITIVE RISKS

     The following Industry and Competitive Risks relate primarily to the longer term. They assume we are able to successfully close the China Transaction:

     WE DO NOT INTEND TO CONTINUE ACTIVELY MARKETING OUR LASERSCAN LSX LASER SYSTEM IN THE U.S. UNTIL WE RECEIVE ADDITIONAL FDA APPROVALS.

     We received the FDA approval necessary for the commercial marketing and sale of our LaserScan LSX excimer laser system in the U.S. in late 1999 and commercial shipments to customers in the U.S. began in March 2000. To date, our LaserScan LSX laser system and per procedure fee business model have not achieved a level of market acceptance sufficient to provide our cash flows from operations to fund our business. As a result of our current liquidity and capital resource issues, we have decided to focus on international markets, primarily China with our LaserScan LSX laser system and Europe with a custom ablation product line, and not to continue actively marketing our laser system in the U.S. until we receive additional FDA approvals.

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

     The vision correction industry is subject to intense, increasing competition, and we do not know if we will be able to compete successfully against our current and future competitors. Many of our competitors have established products, distribution capabilities and customer service networks in the U.S. marketplace, are substantially larger and have greater brand recognition and greater financial and other resources than we do. Visx, the historical industry leader for excimer laser system sales in the U.S., sold laser systems that performed a significant majority of the laser vision correction procedures performed in the U.S. in 1999, 2000 and 2001. Similarly, Bausch & Lomb sold a significant majority of the keratomes used by refractive surgeons in the U.S. in 1999, 2000 and 2001. In 2000, Alcon acquired Summit Autonomous Inc. The merger resulted in a combined entity with enhanced market presence, technology base and distribution capabilities and provided Alcon with a narrow beam laser technology platform that will compete more directly with our precision beam scanning microspot LaserScan LSX excimer laser system. In addition, as a result of the acquisition, the combined entity will be able to sell narrow beam laser systems under a royalty-free license to certain Visx patents without incurring the expense and uncertainty associated with intellectual property litigation with Visx. We anticipate that Alcon will leverage the sale of its laser systems with its other ophthalmic products. Competitors are using our weak financial condition as a reason why a buyer shouldn't buy our laser.

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

     Currently, excimer laser vision correction systems manufactured by Visx, Alcon, Bausch & Lomb and Nidek have been approved for higher levels of nearsightedness than the LaserScan LSX. Alcon's Apex Plus and Ladarvision Excimer Laser Workstations, Visx's Star S2 Excimer Laser System and Nidek's EC-5000 Excimer Laser System have received FDA approval for the LASIK treatment of nearsightedness with or without astigmatism. The approvals for many of the systems are for the correction of nearsightedness in the range of 0 diopters to -14.0 diopters and nearsightedness with astigmatism generally in the range of -0.5 diopters to -5.0 diopters. Bausch & Lomb's Technolas 217 excimer laser has also received FDA approval for the treatment of nearsightedness from -1.0 diopter up to -7.0 diopters with up to -3.0 diopters of astigmatism. The Visx and Alcon excimer laser systems are also approved for the treatment of moderate farsightedness. In September 2000, the FDA approved Alcon's Ladarvision system for the correction using LASIK of farsightedness of up to +6.0 diopters and an astigmatism range of up to 6.0 diopters. In October 2000, the FDA approved Visx's Star S2 and S3 systems for the correction using PRK of farsightedness of up to +5.0 diopters and an astigmatism range of up to 3.0 diopters. In February 2001, the FDA approval of Visx's Custom-Contoured Ablation Pattern Method for treatment of decentered ablations under a Humanitarian Device Exemption (HDE). An HDE authorizes the use and marketing of a device that is intended to benefit patients in the treatment of conditions that affect fewer than 4,000 individuals. In August 2002, Alcon announced the approval of its wavefront-guided laser eye surgery application for the treatment of myopia between zero and -7 diopters. Competitors' earlier receipt of LASIK and hyperopia-specific FDA regulatory approvals could give them a significant competitive advantage that could impede our ability to successfully sell our LaserScan LSX system in the U.S. Our failure to successfully market our product could have a material adverse effect on our business, financial condition and results of operations.

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

ADDITIONAL COMPANY AND BUSINESS RISKS

     The following Additional Company and Business Risks relate primarily to the longer term. They assume we are able to successfully close the China
Transaction:

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

     Our staff reductions during 2001 and to date in 2002 may have a negative impact on our ability to attract and retain personnel. If we fail to attract and retain qualified individuals for necessary positions, it could have a material adverse effect on our business, financial condition and results of operations.

     WE HAVE MOVED ALL INTERNATIONAL MANUFACTURING OPERATIONS FROM COSTA RICA TO THE U.S. AND MUST CONTINUE TO COMPLY WITH STRINGENT REGULATION OF OUR MANUFACTURING OPERATIONS.

     We moved the manufacturing location our laser systems for sale in international markets to our U.S. location from our manufacturing facility in Costa Rica. We cannot assure you that we will not encounter difficulties in increasing our production capacity for our laser systems at our Florida facility, including problems involving production delays, quality control or assurance, component supply and lack of qualified personnel. Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to extensive regulation by the FDA, including record-keeping requirements and reporting of adverse experience with the use of the product. Our manufacturing facilities are subject to periodic inspection by the FDA, certain state agencies and international regulatory agencies. We require that our key suppliers comply with recognized standards as well as our own quality standards, and we regularly test the components and sub-assemblies supplied to us. Any failure by us or our suppliers to comply with applicable regulatory requirements, including the FDA's quality systems/good manufacturing practice (QSR/GMP) regulations, could cause production and distribution of our products to be delayed or prohibited, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

     REQUIRED MINIMUM PAYMENTS UNDER OUR KERATOME LICENSE AGREEMENT MAY EXCEED OUR GROSS PROFITS FROM SALES OF OUR KERATOME PRODUCTS.

     We are required to make certain minimum payments to the licensor under our keratome license agreement that was amended and restated on January 4, 2001. This amendment replaced a January 18, 2000 amendment in its entirety. Under the terms of the amendment we issued 730,552 shares of common stock to the licensors, valued at approximately $1.1 million, in partial payment for royalties during the term of the license. The term of the license was extended three years until July 31, 2005. In addition, remaining minimum royalty payments totaling approximately $4.3 million as of August 13, 2002 will be due in monthly installments (averaging approximately $150,000 per month through August 2003) or quarterly installments (averaging approximately $255,000 per quarter from October 2003 through October 2005) through the term of the amendment. As a result of our obligations under this license arrangement, the minimum royalty payments we are required to make to the licensors may exceed our gross profits from sales of our UniShaper and UltraShaper keratome products. The amendment eliminated a restriction on us manufacturing, marketing and selling other keratomes, but the sale of other keratomes will be included in the gross profit to be shared with the licensors. The licensor's share of the gross profit, as defined in the amendment, decreased from 50% to 10%.

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

     WE ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES.

     Our international sales accounted for 65% and 73% of our total revenues during the six months ended June 30, 2002 and the year ended December 31, 2001, respectively. In the future, we expect that sales to U.S. accounts will represent a higher percentage of our total sales only when additional regulatory approvals are received for our LaserScan LSX laser system in the U.S. We are presently focusing our sales efforts on international sales in China and Europe.

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

     The stock market, and in particular the securities of technology companies like us, could experience extreme price and volume fluctuations unrelated to our operating performance. Our stock price has historically been volatile. Because of the lengthy period during which our common stock traded below $1 per share, it no longer met the listing requirements for the Nasdaq National Market and was transferred on August 9, 2002 to the Nasdaq SmallCap Market (see Exhibit 99.1 to this Form 10-Q). On August 13, 2002 the Company filed an application for new listing on that market.

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

     THE SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND DILUTIVE STOCK ISSUANCES MAY ADVERSELY AFFECT OUR STOCK PRICE.

     Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. Substantially all of our 27,841,941 shares of common stock outstanding at August 13, 2002 were freely tradable without restriction or further registration under the Securities Act of 1933, except to the extent such shares are held by "affiliates" as that term is defined in Rule 144 under the Securities Act or subject only to the satisfaction of a prospectus delivery requirement. An additional 9,280,647 shares of preferred stock, convertible into 18,561,294 shares of common stock, will be issued if the China Transaction is successfully closed. Upon closing, we have agreed to register the shares of common stock under the Securities Act of 1933. Once registered, the shares will be available for sale.

     Shares of common stock that we may issue in the future in connection with financings or pursuant to outstanding warrants or agreements could also adversely affect the market price of our common stock and cause significant dilution in our earnings per share and net book value per share. We may be required to issue more than 6,800,000 additional shares of common stock upon the exercise of outstanding warrants and stock options. Assuming the closing of the China Transaction, the number of shares we may be required to issue upon the conversion of outstanding preferred stock and the exercise of outstanding warrants and stock options will increase to approximately 25,400,000.

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

     IF THE CHINA TRANSACTION CLOSES, IT INCLUDES A PROVISION UNDER WHICH THE PURCHASER OF OUR PREFERRED STOCK CAN ACQUIRE APPROXIMATELY 40% OF OUR COMMON STOCK. IF THAT OCCURS, THAT STOCKHOLDING POSITION ALONE DIMINISHES THE POSSIBILITY OF A COMPETING BID FOR A MAJORITY OF THE COMMON STOCK, BUT THE ANTI-TAKEOVER PROVISION UNDER DELAWARE LAW AND IN OUR CERTIFICATE OF INCORPORATION, OUR BY-LAWS AND OUR STOCKHOLDER RIGHTS PLAN WILL NONETHELESS REQUIRE THE BOARD TO EXERCISE ITS FIDUCIARY DUTY ON ANY BID (WHETHER BY THE PURCHASER IN THE CHINA TRANSACTION OR ANOTHER) TAKING INTO CONSIDERATION ALL OF THE CIRCUMSTANCES AT THAT TIME.

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

     The board will act with respect to anti-takeover provisions with its fiduciary duty in mind.

RISKS RELATING TO INTANGIBLES

     AMORTIZATION AND CHARGES RELATING TO OUR SIGNIFICANT INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR STOCK PRICE AND REPORTED NET INCOME OR LOSS.

     Of our total assets at June 30, 2002, approximately $5.1 million, or 18%, were intangible assets. Any reduction in net income or increase in net loss resulting from the amortization of intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

     In accordance with FASB Statement No. 144, we review intangible assets for impairment whenever events or changes in circumstances, including a history of operating or cash flow losses, indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized.

OTHER RISKS

     The following relates to risks on both a short and longer-term basis:

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We believe that our exposure to market risk for changes in interest and currency rates is not significant. Our investments are limited to highly liquid instruments generally with maturities of three months or less. At June 30, 2002, we had approximately $0.1 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

                           PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

               Certain legal proceedings against LaserSight are described in
          Item 3 (Legal Proceedings) of LaserSight's Form 10-K for the year ended December 31, 2001. These matters are updated as follows:

               Jarstad. We have agreed to the terms of a settlement with the plaintiffs and are negotiating the final wording of a settlement agreement. The terms of the settlement agreement will not require us to make any cash payments.

               Distributors. We filed a motion for summary judgment that was denied. We then filed our answer and counterclaim. The plaintiffs have answered the counterclaim and have moved to strike some of our affirmative defenses and we have moved to strike portions of the plaintiff's answer. To date, limited discovery has occurred. Management believes that LaserSight Technologies has satisfied its obligations under the distribution agreements, and that the allegations against LaserSight Technologies, Mr. Farris and Mr. Spivey are without merit and intend to vigorously defend this lawsuit. Management believes that the outcome of this litigation will not have a material adverse impact on LaserSight's business, financial condition or results from operations. However, the outcome of litigation is inherently uncertain, and an unfavorable outcome in this litigation could have a material adverse effect on LaserSight's business, financial condition and results from operations.

               Former shareholder of TFG. This proceeding has been set for trial in the fall of 2002. Management believes that the allegations made by the plaintiff are without merit and intends to vigorously defend the action. Management believes that this action will not have a material adverse effect on our financial condition or results from operations.

               Lambda Physik, Inc. After no activity for over a year, the plaintiff recently filed a motion to have the court set a trial date. The court set a trial date in December 2002. We continue to believe that the allegations made by the plaintiff are without merit, and we intend to vigorously defend the action. Management believes that we have satisfied our obligations under the agreement and that this action will not have material adverse effect on our financial condition or results from operations.

               Kremer. We have agreed to postpone discovery while we attempt to agree on the final form of a settlement with the plaintiffs. The terms of the settlement agreement, if finalized, will not require us to make any cash payments.

ITEM 2    CHANGES IN SECURITIES

          Not applicable.

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          For the quarter ended June 30, 2002, we did not meet the covenants on our term loan with Heller for quarterly revenues, net worth or tangible net worth, putting us in default of those covenants as of May 15, 2002. On August 14, 2002, Heller agreed to provide a waiver of the Company's prior defaults for a period of three weeks. Upon the signing of the China Transaction, the waiver will automatically be extended until the earlier of October 31, 2002 or the funding of the equity portion of the China Transaction. See note 5 of our condensed consolidated financial statements. The Company and Heller have agreed on revised covenants that will become effective upon the funding of the equity portion of the China transaction.

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

11        Statement of Computation of Loss Per Share

15 Copy of letter from independent accountants' regarding unaudited interim financial information

99.1 Press release dated August 7, 2002 related to our move to the Nasdaq SmallCap Market.

99.2 Press release dated August 12, 2002 related to Nasdaq's approval of our request for a waiver of their requirement for shareholder approval of the equity portion of the China Transaction.

          b) Reports on Form 8-K

          On April 16, 2002, we filed a Current Report on Form 8-K describing a Company licensing transaction and a non-binding letter of intent with respect to the sale of technology.

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


                                             LaserSight Incorporated



Dated: August 14, 2002                       By:    /s/ Michael R. Farris
                                                    ---------------------
                                                    Michael R. Farris,
                                                    Chief Executive Officer



Dated: August 14, 2002                       By:    /s/ Gregory L. Wilson
                                                    ---------------------
                                                    Gregory L. Wilson,
                                                    Chief Financial Officer