Form 10-Q
period 2002-09-30
LASERSIGHT INC /DE
filed 2002-11-14
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the quarterly period ended September 30, 2002.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934. For the Transition period from ---------------------------------- to --------------------------------------


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



          3300 University Blvd., Suite 140, Winter Park, Florida 32792
 -------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


         The Number of shares of the registrant's Common Stock outstanding as of November 13, 2002 is 27,841,941.

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

                                      INDEX

PART I.     FINANCIAL INFORMATION

            Item 1.     Condensed Consolidated Financial Statements

                        Condensed Consolidated Balance Sheets as of
                        September 30, 2002 and December 31, 2001

                        Condensed Consolidated Statements of Operations for the Three Month Periods and Nine Month Periods Ended September 30, 2002 and 2001

                        Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2002 and 2001

                        Notes to Condensed Consolidated Financial Statements

                        Independent Auditors' Review Report

            Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

            Item 3. Management's Quantitative and Qualitative Disclosures about Market Risk

            Item 4.     Controls and Procedures

PART II.    OTHER INFORMATION

            Item 1.     Legal Proceedings

            Item 2.     Changes in Securities

            Item 3.     Defaults Upon Senior Securities

            Item 4.     Submission of Matters to a Vote of Security Holders

            Item 5.     Other Information

            Item 6.     Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                September 30,    December 31,
                                     ASSETS                                         2002             2001
                                                                                ------------     ------------
Current assets:                                                                 (Unaudited)
  Cash and cash equivalents                                                     $    403,874        2,762,062
  Accounts receivable - trade, net                                                 5,185,210        8,100,993
  Notes receivable - current portion, net                                          2,209,096        3,219,289
  Inventories                                                                      9,807,685       12,005,108
  Deferred tax assets                                                                 40,214           40,214
  Other current assets                                                               179,764          691,474
                                                                                ------------     ------------
                                     Total Current Assets                         17,825,843       26,819,140

Notes receivable, less current portion, net                                        1,362,189        2,129,652
Property and equipment, net                                                          632,797        1,373,494
Patents, net                                                                       4,240,911        4,476,585
Other assets, net                                                                  1,128,781        1,511,046
                                                                                ------------     ------------
                                                                                $ 25,190,521       36,309,917
                                                                                ============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Note payable, net of unamortized discount of $27,567 at September 30, 2002    $  2,352,433               --
  Accounts payable                                                                 3,562,139        3,846,906
  Accrued expenses                                                                 5,975,420        5,998,835
  Accrued commissions                                                              1,555,901        1,650,299
  Deferred revenue                                                                 1,813,189        1,459,592
                                                                                ------------     ------------
                                     Total Current Liabilities                    15,259,082       12,955,632

Accrued expenses, less current portion                                               218,756          315,595
Deferred royalty revenue, less current portion                                     5,976,751        4,600,000
Deferred income taxes                                                                 40,214           40,214
Note payable, net of unamortized discount of  $73,530 at December 31, 2001                --        2,926,470
Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, authorized 10,000,000 shares; par value $.001 per share:
  Series F - zero and 1,276,596 issued and outstanding at September 30, 2002
    and December 31, 2001, respectively                                                   --            1,277
Common stock - par value $.001 per share; authorized 100,000,000 shares;
  27,987,141 and 26,596,062 shares issued at September 30, 2002 and December
  31, 2001, respectively                                                              27,987           26,596
Additional paid-in capital                                                       101,981,093      102,918,836
Stock subscription receivable                                                        (47,952)      (1,140,000)
Accumulated deficit                                                              (97,722,763)     (85,792,056)
Less treasury stock, at cost; 145,200 common shares at September 30, 2002
  and December 31, 2001                                                             (542,647)        (542,647)
                                                                                ------------     ------------
                                                                                   3,695,718       15,472,006
                                                                                ------------     ------------
                                                                                $ 25,190,521       36,309,917
                                                                                ============     ============

See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended               Nine Months Ended
                                                       September 30,                    September 30,
                                                ------------    ------------    ------------    ------------
                                                    2002            2001            2002            2001
                                                ------------    ------------    ------------    ------------
Revenues:
  Products                                      $  2,526,171       2,054,407       5,752,087       9,155,980
  Royalties                                          224,096          72,000         867,009         320,000
                                                ------------    ------------    ------------    ------------
                                                   2,750,267       2,126,407       6,619,096       9,475,980

Cost of revenue:
  Product cost                                     1,417,219       1,382,714       3,851,799       4,858,903
                                                ------------    ------------    ------------    ------------

Gross profit                                       1,333,048         743,693       2,767,297       4,617,077

Research, development and regulatory expenses        203,288         712,693       1,138,500       2,587,854

Other general and administrative expenses          2,489,047       5,268,858      10,622,854      18,873,692
Selling related expenses                             764,668       1,045,456       2,226,855       3,705,173
Amortization of intangibles                          115,059         115,059         345,177         388,035
                                                ------------    ------------    ------------    ------------
                                                   3,368,774       6,429,373      13,194,886      22,966,900
                                                ------------    ------------    ------------    ------------

Loss from operations                              (2,239,014)     (6,398,373)    (11,566,089)    (20,937,677)

Other income and expenses
  Interest and dividend income                        69,077         124,416         215,018         500,798
  Interest expense                                  (141,653)       (149,212)       (439,636)       (352,399)
  Gain on sale of patent                                  --              --              --       3,950,836
  Litigation settlement                             (140,000)             --        (140,000)       (591,289)
                                                ------------    ------------    ------------    ------------
Loss from continuing operations before
  income tax expense                              (2,451,590)     (6,423,169)    (11,930,707)    (17,429,731)

Income tax expense                                        --              --              --              --
                                                ------------    ------------    ------------    ------------
Loss from continuing operations                   (2,451,590)     (6,423,169)    (11,930,707)    (17,429,731)

Discontinued operations:
  Loss from the operation of discontinued
    health care services business                         --         (93,019)             --        (239,083)
                                                ------------    ------------    ------------    ------------
Net loss                                        $ (2,451,590)     (6,516,188)    (11,930,707)    (17,668,814)
                                                ============    ============    ============    ============

Loss per common share
  Basic and diluted:                            $      (0.09)          (0.25)          (0.44)          (0.72)
                                                ============    ============    ============    ============

Weighted average number of shares outstanding
  Basic and diluted:                              27,842,000      26,392,000      27,116,000      24,691,000
                                                ============    ============    ============    ============

See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                                    2002            2001
                                                                ------------    ------------
Cash flow from operating activities
  Net loss                                                      $(11,930,707)    (17,668,814)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation and amortization                                    1,281,147       1,704,643
  Gain on sale of patent                                                  --      (3,950,836)
  Common stock issued for services                                    42,500          60,469
  Options issued in relation to consulting agreement                  12,377          33,715
  Changes in assets and liabilities:
    Accounts and notes receivable                                  4,693,439       2,129,970
    Inventories                                                    2,197,423        (247,184)
    Accounts payable                                                (284,767)       (559,766)
    Accrued expenses                                                (214,652)     (1,220,466)
    Deferred revenue                                               1,730,348       4,048,904
    Other                                                            639,599         (99,827)
                                                                ------------    ------------
Net cash used in operating activities                             (1,833,293)    (15,769,192)

Cash flows from investing activities
  Purchases of property and equipment, net                            (4,437)       (381,263)
  Proceeds from sale of patent, net                                       --       6,365,000
                                                                ------------    ------------
Net cash provided by (used in) investing activities                   (4,437)      5,983,737

Cash flows from financing activities
  Payments on debt financing                                        (620,000)             --
  Proceeds from stock subscription receivable                         98,402              --
  Proceeds from preferred stock financing, net                            --       2,925,000
  Proceeds from ESPP                                                   1,140          59,891
  Proceeds from debt financing, net                                       --       2,776,798
                                                                ------------    ------------
Net cash provided by (used in) financing activities                 (520,458)      5,761,689
                                                                ------------    ------------
Decrease in cash and cash equivalents                             (2,358,188)     (4,023,766)

Cash and cash equivalents, beginning of period                     2,762,062       8,593,858
                                                                ------------    ------------
Cash and cash equivalents, end of period                        $    403,874       4,570,092
                                                                ============    ============


See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Nine Month Periods Ended September 30, 2002 and 2001

NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (LaserSight, or the Company) as of September 30, 2002, and for the three and nine month periods ended September 30, 2002 and 2001 have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has suffered recurring losses from operations and has a significant accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described below. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company has incurred significant losses and negative cash flows from operations in each of the years in the three-year period ended December 31, 2001 and in the three and nine month periods ended September 30, 2002 and has an accumulated deficit of $97,722,763 at September 30, 2002. The substantial portion of these losses is attributable to an inability to sell certain products in the U.S. due to delays in Food and Drug Administration (FDA) approvals for the treatment of various procedures on the Company's excimer laser system in the U.S. (a key approval for the treatment of nearsightedness with or without astigmatism was received in late September 2001) and the continued development efforts to expand clinical approvals of the Company's excimer laser and other products.

         The Company has significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. In July 2002, the Company announced it had entered a letter of intent with a company based in the People's Republic of China. Definitive agreements relating to the transaction were executed in August 2002 and include their commitment to purchase $10 million of lasers and other products over a 12-month period ending in August 2003 and an equity investment in LaserSight of $2.0 million. The Company started shipping products under those agreements in August 2002 and received the equity investment in October 2002. As a result, the Company's short-term liquidity has improved and its operating results are improving. Management of the Company continues undertaking steps as part of a plan to attempt to continue to improve liquidity and operating results with the goal of sustaining Company operations. These steps include seeking (a) to increase sales; and (b) to control overhead costs and operating expenses.

         There can be no assurance the Company can successfully accomplish these steps. Accordingly, the Company's ability to continue as a going concern is uncertain and dependent upon continuing to achieve improved operating results and cash flows or obtaining additional equity capital and/or debt financing. These condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business.

         The condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight's annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. There are no other components of comprehensive loss other than the Company's consolidated net loss for the three and nine month periods ended September 30, 2002 and 2001. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the operating results for the full year. The report of KPMG LLP, independent auditors, commenting upon their review accompanies the condensed consolidated financial statements included in
         Item 1 of Part I.

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

NOTE 3   INVENTORIES

         Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates cost determined on the first-in first-out basis. The components of inventories at September 30, 2002 and December 31, 2001 are summarized as follows:

                                          September 30, 2002   December 31, 2001
                                          ------------------   -----------------
         Raw materials                       $  6,530,414          7,699,939
         Work-in-process                          113,318             92,030
         Finished goods                         2,369,505          3,563,796
         Test equipment - clinical trials         794,448            649,343
                                             ------------       ------------
                                             $  9,807,685         12,005,108
                                             ============       ============

NOTE 4   SEGMENT INFORMATION

         The Company's continuing operations principally include refractive products. Refractive product operations primarily involve the development, manufacture and sale of ophthalmic lasers and related devices for use in vision correction procedures. Patent services involve the revenues and expenses generated from the ownership of certain refractive laser patents. Health care services provided health and vision care consulting services to hospitals, managed care companies, and physicians, and was reflected as a discontinued operation as of December 31, 2001.

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

         The table below summarizes information about reported segments as of and for the three months ended September 30:

                                                                                       Depreciation
                                       Operating        Operating                          and            Capital
                                       Revenues       Profit (Loss)       Assets       Amortization    Expenditures
                                       ---------      -------------       ------       ------------    ------------
     2002
     Operating  segments:
         Refractive products          $  2,526,171       (2,077,003)     24,374,832         321,577              --
         Patent services                   224,096          224,096              --              --              --
         General corporate                      --         (386,107)        815,689             436              --
                                      ------------     ------------    ------------    ------------      ----------
     Consolidated total               $  2,750,267       (2,239,014)     25,190,521         322,013              --
                                      ============     ============    ============    ============      ==========

     2001
     Operating  segments:
         Refractive products          $  2,054,407       (6,186,116)     34,970,792         425,181          12,038
         Patent services                    72,000           72,000              --              --              --
         Discontinued operations                --               --       3,290,609          70,529           4,927
         General corporate                      --         (284,257)      4,935,744           2,424              --
                                      ------------     ------------    ------------    ------------      ----------
     Consolidated total               $  2,126,407       (6,398,373)     43,197,145         498,134          16,965
                                      ============     ============    ============    ============      ==========

     Amortization of deferred financing costs and discount on note payable of $63,612 for each of the three months ended September 30, 2002 and 2001 is included as interest expense.

         The table below summarizes information about reported segments as of and for the nine months ended September 30:

                                                                                       Depreciation
                                        Operating       Operating                          and            Capital
                                        Revenues      Profit (Loss)       Assets       Amortization    Expenditures
                                        ---------     -------------       ------       ------------    ------------
     2002
     Operating  segments:
         Refractive products          $  5,752,087      (11,163,814)     24,374,832       1,087,646           4,437
         Patent services                   867,009          867,009              --              --              --
         General corporate                      --       (1,269,284)        815,689           2,665              --
                                      ------------     ------------    ------------    ------------      ----------
     Consolidated total               $  6,619,096      (11,566,089)     25,190,521       1,090,311           4,437
                                      ============     ============    ============    ============      ==========

     2001
     Operating  segments:
         Refractive products          $  9,155,980      (20,055,632)     34,970,792       1,347,078         320,720
         Patent services                   320,000          320,000              --              --              --
         Discontinued operations                --               --       3,290,609         209,777          60,543
         General corporate                      --       (1,202,045)      4,935,744           7,842              --
                                      ------------     ------------    ------------    ------------      ----------
     Consolidated total               $  9,475,980      (20,937,677)     43,197,145       1,564,697         381,263
                                      ============     ============    ============    ============      ==========

     Amortization of deferred financing costs and discount on note payable of $190,836 and $139,946 for the nine months ended September 30, 2002 and 2001, respectively, is included as interest expense.

NOTE 5   AMENDED LOAN AGREEMENT

         On August 15, 2002, Heller Healthcare Finance, Inc. (Heller) provided a waiver of the Company's prior defaults under our loan agreement pending the funding of the equity portion of the China transaction (see note
         8). Upon receipt of the equity investment in October 2002, revised covenants became effective that decreased the required minimum level of net worth to $2.1 million, decreased minimum tangible net worth to negative $2.8 million and decreased minimum quarterly revenues during the last two quarters of 2002 and the first quarter of 2003. In exchange for the waiver and revised covenants, the Company paid $150,000 in principal to Heller upon the receipt of the equity investment in October 2002 and agreed to increase other monthly principal payments to $60,000 in October 2002 and $40,000 during each of November and December 2002 and January 2003. The remaining principal balance is due on March 12, 2003. The Company is currently unable to borrow under its revolving credit facility.

NOTE 6   PATENT LICENSES

         Letter of Intent and License of Patents and Technology
         ------------------------------------------------------

         On April 16, 2002, the Company announced that it had entered into a letter of intent and a non-exclusive license with a third party contemplating the sale of patents and technology related to its AstraMax diagnostic workstation product. On May 14, 2002, the Company announced the transaction had been terminated. The third party has alleged that the Company violated the terms of the non-exclusive license. The Company denies any intent to do so. Prior to the termination of the process, the Company received cash payments totaling $875,000. Of this amount, $275,000 is included in royalty revenue during the three months ended June 30, 2002. In May 2002, the Company settled the dispute with the third party by granting that third party a license to the Company's U.S. Patent No. RE 37,504 (`504 Scanning Patent). Therefore, the remaining $600,000 was recorded as deferred revenue in the accompanying condensed consolidated balance sheet and is being amortized over approximately 10 years.

         Patent License
         --------------

         On May 24, 2002, the Company entered into a non-exclusive license with a third party related to its scanning patent in exchange for cash consideration of $2.0 million. This amount was recorded as deferred revenue in the accompanying condensed consolidated balance sheet and is being amortized over approximately 10 years. Of this amount, $500,000 was paid to Heller to reduce principal outstanding on the Company's term loan.

NOTE 7   STOCKHOLDERS' EQUITY

         In April 2002, the Company settled litigation related to its stock subscription receivable and received approximately $82,000 with a commitment for an additional total of approximately $64,000 to be paid in four quarterly installments beginning in July 2002. The first two installments were received in July and October 2002, respectively. Upon receipt of the two remaining installments in a timely manner, the Company will release all claims in this matter.

NOTE 8   STRATEGIC TRANSACTION

         On August 15, 2002, the Company executed definitive agreements with a company based in the People's Republic of China that specializes in advanced medical treatment services, medical device distribution and medical project investment. The transaction established a strategic relationship that include the commitment to purchase at least $10.0 million worth of Company products during the 12-month period following the signing of the definitive agreements, distribution of Company products in mainland China, Hong Kong, Macao and Taiwan, and a $2.0 million investment in the Company (see note 9). Under the terms of the agreements, the products purchased are being paid by irrevocable letters of credit, confirmed by a U.S. bank and payable upon presentation of shipping documents. Through September 30, 2002, approximately $1.0 million worth of products were sold under these agreements.

NOTE 9   SUBSEQUENT EVENT

         In October 2002, the investment called for under the agreements with the China-based group (see note 8) was completed. In exchange for its $2.0 million investment, the Company issued the China-based group 9,280,647 shares of Series H Convertible Preferred Stock that, subject to certain restrictions, could be converted into 18,561,294 shares of the Company's Common Stock and result in the purchaser holding approximately 40% of the Company's Common Stock.

                       Independent Auditors' Review Report

The Board of Directors
LaserSight Incorporated:

We have reviewed the condensed consolidated balance sheet of LaserSight Incorporated and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of operations for the three and nine-month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These condensed consolidated financial statements are the responsibility of the Company's management.

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

St. Louis, Missouri
November 9, 2002

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     LaserSight is principally engaged in the manufacture and supply of narrow beam scanning excimer laser systems, topography-based diagnostic workstations, keratomes, keratome blades and other related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of approximately 400 laser systems, including over 220 of our LaserScan LSX(TM) laser systems. We are currently focused on selling in selected international markets while we await further regulatory approvals of our laser product in the U.S.

     We have significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations and our recurring losses from operations and net capital deficiency raises substantial doubt about our ability to continue as a going concern. We have experienced significant losses and operating cash flow deficits, and we expect that operating cash flow deficits will continue without improvement in our operating results. In August 2002, we executed definitive agreements relating to our China Transaction (see "China Transaction"). As a result, the Company's short-term liquidity has improved and its operations are improving. Further improvements in revenues will be needed to achieve profitability and positive cash flow.

CHINA TRANSACTION

     In July 2002, we signed a non-binding letter of intent with a company based in the People's Republic of China that specializes in advanced medical treatment services, medical device distribution and medical project investment. Definitive agreements relating to the China Transaction were executed on August 15, 2002, establishing a strategic relationship that includes the commitment to purchase at least $10.0 million worth of our products during the 12-month period ending August 15, 2003, distribution of our products in mainland China, Hong Kong, Macao and Taiwan, and a $2.0 million investment in LaserSight. The investment was completed in October 2002 in the form of Series H convertible preferred stock that, subject to certain restrictions, could be converted into shares of the our common stock and result in the purchaser holding approximately 40% of our common stock. The products purchased will be paid by irrevocable letters of credit, confirmed by a U.S. bank and payable upon presentation of shipping documents. The Company started shipping products under this agreement in August 2002. Through September 30, 2002, approximately $1.0 million worth of products were sold under these agreements.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.


                                                                            Percent Increase (Decrease)
                                      As a Percentage of Net Revenues           Over Prior Periods
                                      -------------------------------           ------------------
                                      Three Months       Nine Months      Three Months       Nine months
                                          Ended             Ended             Ended             Ended
                                      September 30,     September 30,     September 30,     September 30,
                                      2002     2001     2002     2001     2002 vs. 2001     2002 vs. 2001
                                      ----     ----     ----     ----     -------------     -------------
Statement of Operations Data:
Net Revenues:
 Refractive products...............   91.9%    96.6%    86.9%    96.6%          23.0%            (37.2)%
 Patent service....................    8.1      3.4     13.1      3.4          211.2             170.9
                                     -----    -----    -----    -----
    Net Revenues...................  100.0    100.0    100.0    100.0           29.3             (30.1)
Cost of Revenue....................   51.5     65.0     58.2     51.3            2.5             (20.7)
                                     -----    -----    -----    -----
Gross Profit (1)...................   48.5     35.0     41.8     48.7           79.2             (40.1)
Research, development and
    regulatory expenses (2)........    7.4     33.5     17.2     27.3          (71.5)            (56.0)
Other general and administrative
    expenses.......................   90.5    247.8    160.5    199.2          (52.8)            (43.7)
Selling-related expenses (3).......   27.8     49.2     33.6     39.1          (26.9)            (39.9)
Amortization of intangibles........    4.2      5.4      5.2      4.1            0.0             (11.0)
                                     -----    -----    -----    -----
Loss from continuing operations....  (81.4)  (300.9)  (174.7)  (221.0)         (65.0)            (44.8)

---------------
(1) As a percentage of net revenues, the gross profit for refractive products only for the three months ended September 30, 2002 and 2001, and the nine months ended September 30, 2002 and 2001, was 44%, 33%, 33% and 47%, respectively.

(2) As a percentage of refractive product net sales, research, development and regulatory expenses for each of the three months ended September 30, 2002 and 2001, and the nine months ended September 30, 2002 and 2001, were 8%, 35%, 20% and 28%, respectively.

(3) As a percentage of refractive product net sales, selling-related expenses for the three months ended September 30, 2002 and 2001, and the nine months ended September 30, 2002 and 2001, were 30%, 51%, 39% and 40%, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     REVENUES. Net revenues for the three months ended September 30, 2002 increased by $0.6 million, or 29%, to $2.7 million from $2.1 million for the comparable period in 2001.

     During the three months ended September 30, 2002, refractive products revenues increased $0.4 million, or 23%, to $2.5 million from $2.1 million for the comparable period in 2001. This revenue increase was primarily the result of increased sales of our excimer laser systems and the recent introduction of our AstraMax diagnostic workstation. During the three months ended September 30, 2002, excimer laser system sales accounted for approximately $1.8 million in revenues compared to $1.6 million in revenues over the same period in 2001. During the three months ended September 30, 2002, eight laser systems were sold compared to six laser systems sold during the comparable period in 2001.

     Net revenues from patent services for the three months ended September 30, 2002 increased approximately $0.1 million, or 211%, to $0.2 million from $0.1 million for the comparable period in 2001, due to non-exclusive license agreements we entered into in late 2001 and early 2002.

     COST OF REVENUES; GROSS PROFIT. For the three months ended September 30, 2002 and 2001, gross profit margins were 48% and 35%, respectively. The gross margin increase during the three months ended September 30, 2002 was primarily attributable to increased sales and decreased overhead. There was a decrease in general overhead expenses of $0.3 million from the comparable period in 2001.

     RESEARCH, DEVELOPMENT AND REGULATORY EXPENSES. Research, development and regulatory expenses for the three months ended September 30, 2002 decreased approximately $0.5 million, or 71%, to $0.2 million from $0.7 million for the comparable period in 2001. While decreasing our expenses, we continued to develop our AstraMax diagnostic workstation and excimer laser systems and continued to pursue protocols in our effort to attain and expand our FDA approvals for our refractive products. If we have sufficient funds, we expect research and development expenses during the remainder of 2002 to be at similar levels and we expect regulatory expenses will remain constant as a result of our continued pursuit of various FDA approvals, including pre-market approval supplements, and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA. The FDA has recently instituted a fee structure that will increase the cost of pursuing new or supplemental approvals.

     OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses for the three months ended September 30, 2002 decreased $2.8 million, or 53%, to $2.5 million from $5.3 million for the comparable period in 2001. This decrease was primarily due to a decrease in expenses incurred at our refractive products subsidiary of approximately $2.9 million that resulted from cost reductions associated with the sales and marketing, customer support and professional services departments of $1.2 million, a reduction of approximately $0.5 million in our provision for bad debts, reduced administrative costs of approximately $0.4 million, $0.5 million in cost reductions in other departments and $0.3 million of reductions in our European operation.

     SELLING-RELATED EXPENSES. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the three months ended September 30, 2002 decreased $0.3 million, or 27%, to $0.7 million from $1.0 million during the comparable period in 2001. This decrease was primarily attributable to a $0.1 million decrease in sales commissions resulting from a higher percentage of sales to distributors net of commissions and a decrease of $0.2 million of warranty expense primarily related to the terms of laser system sales.

     AMORTIZATION OF INTANGIBLES. During the three months ended September 30, 2002, costs relating to the amortization of intangible assets were unchanged from the comparable period in 2001. Items directly related to the amortization of intangible assets are acquired technologies, patents and license agreements.

     LOSS FROM OPERATIONS. The operating loss for the three months ended September 30, 2002 was $2.2 million compared to the operating loss of $6.4 million for the same period in 2001. This decrease in the loss from operations was primarily due to our improved revenues and gross profit and reductions in operating expenses.

     OTHER INCOME AND EXPENSES. Interest and dividend income for the three months ended September 30, 2002 was approximately $69,000, a decrease of approximately $55,000 from the comparable period in 2001. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense for the three months ended September 30, 2002 was approximately $142,000, similar to the comparable period in 2001. Other expenses for the three months ended September 30, 2002 include $140,000 related to the settlement of litigation with a former shareholder of The Farris Group (TFG).

     INCOME TAXES. For the three months ended September 30, 2002 and 2001, LaserSight had no income tax expense.

     DISCONTINUED OPERATIONS. Costs related to the discontinued operation of the health care services segment were approximately $93,000 during the three months ended September 30, 2001.

     NET LOSS. Net loss for the three months ended September 30, 2002, was $2.5 million compared to a net loss of $6.5 million for the comparable period in 2001. The decrease in net loss for the three months ended September 30, 2002 can be attributed to our improved revenues and gross profit and the significant reductions in our operating expenses.

     LOSS PER SHARE. The loss per basic and diluted share was $0.09 for the three months ended September 30, 2002 and $0.25 for the comparable period in

2001. Since September 30, 2001, the weighted average shares of common stock outstanding increased primarily due to the conversion of preferred stock during May 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2002, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     REVENUES. Net revenues for the nine months ended September 30, 2002 decreased by $2.9 million, or 30%, to $6.6 million from $9.5 million for the comparable period in 2001.

     During the nine months ended September 30, 2002, refractive products revenues decreased $3.4 million, or 37%, to $5.8 million from $9.2 million for the comparable period in 2001. This revenue decrease was primarily the result of decreased sales of our excimer laser systems. During the nine months ended September 30, 2002, excimer laser system sales accounted for approximately $3.9 million in revenues compared to $8.0 million in revenues over the same period in 2001. During the nine months ended September 30, 2002, 18 laser systems were sold compared to 29 laser systems sold during the comparable period in 2001.

     Net revenues from patent services for the nine months ended September 30, 2002 increased approximately $0.5 million, or 171%, to $0.8 million from $0.3 million for the comparable period in 2001, due to non-exclusive license agreements we entered into in late 2001 and early 2002.

     COST OF REVENUES; GROSS PROFIT. For the nine months ended September 30, 2002 and 2001, gross profit margins were 42% and 49%, respectively. The gross margin decrease during the nine months ended September 30, 2002 was primarily attributable to decreased sales and lower average selling prices of the LaserScan LSX excimer laser system, causing overhead to be a higher percentage of sales. The decreased number of laser sales resulted in a decrease in general overhead expenses of $0.7 million from the comparable period in 2001.

     RESEARCH, DEVELOPMENT AND REGULATORY EXPENSES. Research, development and regulatory expenses for the nine months ended September 30, 2002 decreased approximately $1.5 million, or 56%, to $1.1 million from $2.6 million for the comparable period in 2001. While decreasing our expenses, we continued to develop our AstraMax diagnostic workstation and excimer laser systems and continued to pursue protocols in our effort to attain and expand our FDA approvals for our refractive products. If we have sufficient funds, we expect research and development expenses during the remainder of 2002 to be at levels similar to the third quarter of 2002 and we expect regulatory expenses will also be similar to the third quarter of 2002 as a result of our continued pursuit of various FDA approvals, including pre-market approval supplements, and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA. The FDA has recently instituted a fee structure that will increase the cost of pursuing new or supplemental approvals.

     OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses for the nine months ended September 30, 2002 decreased $8.3 million, or 44%, to $10.6 million from $18.9 million for the comparable period in 2001. This decrease was primarily due to a decrease in expenses incurred at our refractive products subsidiary of approximately $8.3 million that resulted from cost reductions associated with the sales and marketing, customer support and professional services departments of $3.7 million, $1.7 million in cost reductions in other departments, $0.8 million of reductions in our European operation and a reduction of $2.8 million in legal fees related to patent issues and litigation. The patent litigation, which accounted for a significant portion of those legal fees, was settled in May 2001, and we have experienced a significant decrease in our legal expenses since that time. Conversely, we incurred approximately $0.7 million in severance costs during the first three quarters of 2002 related to staffing reductions.

     SELLING-RELATED EXPENSES. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the nine months ended September 30, 2002 decreased $1.5 million, or 40%, to $2.2 million from $3.7 million during the comparable period in 2001. This decrease was primarily attributable to a $0.6 million decrease in sales commissions resulting from lower sales and a higher percentage of sales to distributors net of commissions and a decrease of $0.8 million of warranty expense primarily related to decreased laser system sales and the terms on those sales.

     AMORTIZATION OF INTANGIBLES. During the nine months ended September 30, 2002, costs relating to the amortization of intangible assets decreased $43,000, or 11%, to $345,000 from $388,000 for the comparable period in 2001. This decrease was due to the sale of a patent in March 2001 that had an unamortized book value of approximately $2.4 million. Items directly related to the amortization of intangible assets are acquired technologies, patents and license agreements.

     LOSS FROM OPERATIONS. The operating loss for the nine months ended September 30, 2002 was $11.6 million compared to the operating loss of $20.9 million for the same period in 2001. This decrease in the loss from operations was primarily due to reductions in operating expenses that more than offset the decrease in sales and related margins of our excimer laser systems.

     OTHER INCOME AND EXPENSES. Interest and dividend income for the nine months ended September 30, 2002 was $0.2 million, a decrease of $0.3 million over the comparable period in 2001. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense for the nine months ended September 30, 2002 was $0.4 million, an increase of $0.1 million over the comparable period in 2001 as a result of our loan transaction with Heller in March 2001. Other income included a net gain, after expenses associated with the sale, of $4.0 million from the sale of U.S. Patent No. 4,784,135 (Blum Patent) in March 2001. The patent was sold for $6.5 million and, prior to the sale, had a book value of approximately $2.4 million. Other expenses for the nine months ended September 30, 2002 include $140,000 related to the settlement of litigation with a former shareholder of TFG while the nine months ended September 30, 2001 include approximately $0.6 million in payments related to the settlement of patent litigation.

     INCOME TAXES. For the nine months ended September 30, 2002 and 2001, LaserSight had no income tax expense.

     DISCONTINUED OPERATIONS. Costs related to the discontinued operation of the health care services segment were approximately $239,000 during the nine months ended September 30, 2001.

     NET LOSS. Net loss for the nine months ended September 30, 2002, was $11.9 million compared to a net loss of $17.7 million for the comparable period in 2001. The decrease in net loss for the nine months ended September 30, 2002 can be attributed to the significant reductions in our operating expenses partially offset by the decrease in sales of our excimer laser systems and the gain generated by the sale of the Blum Patent in March 2001.

     LOSS PER SHARE. The loss per basic and diluted share was $0.44 for the nine months ended September 30, 2002 and $0.72 for the comparable period in 2001. Since September 30, 2001, the weighted average shares of common stock outstanding increased primarily due to the conversion of preferred stock during May 2002 and the issuance of common stock related to our July 2001 financing.

LIQUIDITY AND CAPITAL RESOURCES

     LaserSight had approximately $1.4 million of cash and cash equivalents available, as of November 13, 2002, to fund continuing operations. Definitive agreements relating to the China Transaction were executed in August 2002 and include a commitment by the China-based group to purchase $10.0 million of lasers and other products over the 12-month period ending August 15, 2003 and an equity investment in LaserSight of $2.0 million. We started shipping products under this agreement in August 2002 and received the equity investment in October 2002. As a result, our short-term liquidity has improved and our operating results are improving. Management continues undertaking steps as part of a plan to attempt to continue to improve liquidity and operations. These steps include seeking (a) to increase sales; and (b) to control overhead costs and operating expenses.

     With the new revenues being generated from the China Transaction and projected sales to other customers, management expects LaserSight's cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet its anticipated operating cash requirements for the next several months. This expectation is based upon assumptions regarding cash flows and results of operations over the next several months and is subject to substantial uncertainty and risks beyond our control. If these assumptions prove incorrect, the duration of the time period during which LaserSight could continue operations could be materially shorter. We continue to face liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. To continue our operations, we will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history. While we are working to achieve these improved results, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures. We are currently unable to borrow under our revolving credit facility.

     The risks and uncertainties regarding management's expectations are also described under the heading "Risk Factors and Uncertainties--Financial and Liquidity Risks."

     Our working capital remains positive (approximately $3.8 million as of the end of October 2002), though the timing of the conversion of our current assets into cash is not totally in our control. For example, we cannot dictate the timing of the collection of our accounts receivable with our customers and converting our inventory into cash is dependent on our ability to generate new sales of our products and collect the sales price in a timely manner. While to date we have been able to negotiate payment terms with our suppliers and other creditors, there is no assurance that we can continue to do so.

     Our expectations regarding future working capital requirements and our ability to continue operations are based on various factors and assumptions that are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in LaserSight incurring unforeseen expenses, being unable to generate additional sales, to collect new and outstanding accounts receivable, to control expected expenses and overhead, or to negotiate payment terms with creditors, and we would likely be unable to continue operations. Even if we succeed in our attempt to secure additional funds, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures in a timely manner.

     We have actively sought additional funds through the possible sale of certain company assets or through additional investment or loans, which would provide temporary relief from our current liquidity pressures. We have also actively sought a strategic partner or buyer. We had engaged McColl Partners, investment bankers, to assist us in those efforts. Given the extent of those efforts and the publicity about the China Transaction, it is unlikely that there will be any other buyer, strategic partner or investor in the near future.

     Our principal sources of funds have historically been from sales of preferred stock and common stock, sales of subsidiaries and patent rights and, to a lesser extent, our operating cash flows. We issued equity securities totaling approximately $8.9 million in 1999, $19.1 million in 2000, $3.0 million in 2001 and $2.0 million through November 13, 2002, and received proceeds from the exercise of stock options, warrants and our Employee Stock Purchase Plan of approximately $10.4 million in 1999, $85,000 in 2000 and $67,000 in 2001. In addition, we sold subsidiaries and sold or licensed various patent rights, resulting in proceeds to us of approximately $11.5 million in 2001 and $2.9 million through November 13, 2002. We have principally used these capital resources to fund operating losses, working capital requirements, capital expenditures, acquisitions and retirement of debt. At September 30, 2002, we had an accumulated deficit of $97.7 million.

     On March 1, 2001, we completed the sale of the Blum Patent for a cash payment of $6.4 million, net of related expenses. We retained a non-exclusive royalty free license under the patent, which relates to the use of ultraviolet light for the removal of organic tissue. Our net book value of the patent at the date of the sale was approximately $2.4 million.

     On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with Heller. We borrowed $3.0 million under the term loan at an annual rate equal to two and one-half percent (2.5%) above the prime rate. Interest is payable monthly and the loan must be repaid on March 12, 2003. As of November 13, 2002, the outstanding principal on our term loan is approximately $2.2 million. Under the credit facility, we have the option to borrow amounts at an annual rate equal to one and one-quarter percent (1.25%) above the prime rate for short-term working capital needs or such other purposes as may be approved by Heller. Borrowings are limited to 85% of eligible accounts receivable related to U.S. sales. Eligible accounts receivable will primarily be based on future U.S. sales, which are not expected to increase as a result of our decision to not actively market our laser in the U.S. until we receive additional FDA approvals. See "Industry and Competitive Risks--We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals." At the present time, we do not have the ability to borrow under the credit facility. Borrowings under the loans are secured by substantially all of the Company's assets. The term loan and credit facility require us to meet certain covenants, including the maintenance of a minimum net worth. The terms of the loans extend to March 12, 2003. In addition to the costs and fees associated with the transaction, we issued to Heller a warrant to purchase 243,750 shares of common stock at an exercise price of $3.15 per share. The warrant expires on March 12, 2004. On August 15, 2002, Heller provided a waiver of our prior defaults under our loan agreement pending the funding of the equity portion of the China Transaction. Upon receipt of the equity investment in October 2002, revised covenants became effective that decreased the required minimum level of net worth to $2.1 million, decreased minimum tangible net worth to negative $2.8 million and decreased minimum quarterly revenues during the last two quarters of 2002 and the first quarter of 2003. In exchange for the waiver and revised covenants, the Company paid $150,000 in principal to Heller upon the receipt of the equity investment in October 2002 and agreed to increase other monthly principal payments to $60,000 in October 2002 and $40,000 during each of November and December 2002 and January 2003, with the remaining principal due on March 12, 2003.

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

     Our working capital decreased $11.3 million from $13.9 million at December 31, 2001 to $2.6 million as of September 30, 2002. This decrease in working capital resulted primarily from the net loss of $11.9 million and the classification of our term loan with Heller in current liabilities as of March 12, 2002.

     Operating activities used net cash of $1.8 million during the nine months ended September 30, 2002, compared to $15.8 million during the same period in 2001, and $17.7 million during the year ended December 31, 2001. We expect to incur a loss and a deficit in cash flow from operations for the last quarter of 2002. There can be no assurance that we can achieve profitability or positive operating cash flow in any subsequent fiscal period. Net cash used by investing activities of $4,437 during the nine months ended September 30, 2002, can be attributed to purchases of property and equipment. As of September 30, 2002, we had no significant commitments for capital expenditures. There was $0.5 million net cash used in financing activities during the nine months ended September 30, 2002, primarily representing principal payments on the term loan to Heller.

     There can be no assurance as to the correctness of the other assumptions underlying our business plan or our expectations regarding our working capital requirements or our ability to continue operations.

     Our ability to continue operations is based on factors including: the success of our sales efforts in China and in Europe where our efforts will initially be primarily focused, the uncertain timing of additional supplemental FDA approvals for our LaserScan LSX excimer laser system (which has resulted in our decision to not actively market our laser system in the U.S. until additional FDA approvals are received), potential growth in laser sales after receipt of further FDA approvals, increases in accounts receivable and inventory purchases when sales increase, our present inability to borrow under our revolving credit facility, the uncertain impact of the market introduction of our UltraShaper durable keratomes and AstraMax diagnostic workstations, and the absence of unanticipated product development and marketing costs. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance" and "--We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals."

RISK FACTORS AND UNCERTAINTIES

     The business, results of operations and financial condition of LaserSight and the market price of our common stock may be adversely affected by a variety of factors, including the ones noted below:

FINANCIAL AND LIQUIDITY RISKS

     WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND OPERATING CASH FLOW DEFICITS AND WE EXPECT THAT OPERATING CASH FLOW DEFICITS WILL CONTINUE.

     We continue to be challenged by our significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. We started shipping products related to the China Transaction in August 2002 and received the equity investment portion of the transaction in October 2002. As a result, the Company's short-term liquidity has improved and its operations are improving. We continue undertaking steps as part of a plan to attempt to continue to improve liquidity and operations with the goal of sustaining Company operations. These steps include seeking (a) to increase sales; and (b) to control overhead costs and operating expenses.

     We will still need to generate increased revenues and collect them. While we are working to achieve these improved results, we cannot assure you that we will be able to generate increased revenues and collections to fund required cash expenditures in a timely manner.

     Our working capital remains positive (approximately $3.8 million as of the end of October 2002), though the timing of the conversion of our current assets into cash is not totally in our control. For example, we cannot dictate the timing of the collection of our accounts receivable with our customers and converting our inventory into cash is dependent on our ability to generate new sales with our products and collect the sales price in a timely manner.

     We experienced significant net losses and deficits in cash flow from operations for the years ended December 31, 2001 and 2000 and the nine months ended September 30, 2002, as set forth in the following table. We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future.

                                                            Nine months Ended
                             Year Ended December 31,          September 30,
                              2000             2001               2002
                              ----             ----               ----
Net loss                   $21.4 million  $26.2 million      $11.9 million
Deficit in cash flow from
operations                 $15.7 million  $17.7 million      $ 1.8 million

     In the longer term, our expectations are based on additional factors including: the success of our sales efforts in China and in Europe where our efforts will initially be primarily focused, the uncertain timing of additional supplemental FDA approvals for our LaserScan LSX excimer laser system (which has resulted in our decision to not actively market our laser system in the U.S. until additional FDA approvals are received), potential growth in laser sales after receipt of further FDA approvals, increases in accounts receivable and inventory purchases when sales increase, our present inability to borrow under our revolving credit facility, the uncertain impact of the market introduction of our UltraShaper durable keratomes and AstraMax diagnostic workstations, and the absence of unanticipated product development and marketing costs. These factors and assumptions are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. These risks and uncertainties include:

     o the willingness of trade creditors to continue to extend credit to LaserSight;
     o    reductions and cancellations in orders;
     o our ability to fulfill orders in light of our current financial condition;
     o our ability to sell products and collect accounts receivables at or above the level of management's expectations;
     o the occurrence of unforeseen expenses and our ability to control expected expenses and overhead;
     o the occurrence of property and casualty losses which are uninsured or that generate insurance proceeds that cannot be collected in a short time frame;
     o    our ability to improve pricing and terms of international sales;
     o    the loss of, or failure to obtain additional, customers; and
     o    changes in pricing by our competitors.

     With respect to management's expectations regarding LaserSight's ability to continue operations for the expected period and the risks and uncertainties relating to those expectations, readers are encouraged to review the discussions under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and "--Risk Factors and Uncertainties--," including "--If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses, and we may experience difficulty collecting restructured receivables with extended payment terms," "--We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals," "--Required per procedure fees payable to Visx under our license agreement may exceed per procedure fees collected by us," "--Our supply of certain critical components and systems may be interrupted because of our reliance on a limited number of suppliers," as well as Note 1 of our Notes to Condensed Consolidated Financial Statements for the nine months ended September 30, 2002. These risks and uncertainties can affect LaserSight's ability to continue operations for the expected period in the absence of obtaining additional capital resources.

     IF OUR UNCOLLECTIBLE RECEIVABLES EXCEED OUR RESERVES WE WILL INCUR ADDITIONAL UNANTICIPATED EXPENSES, AND WE MAY EXPERIENCE DIFFICULTY COLLECTING RESTRUCTURED RECEIVABLES WITH EXTENDED PAYMENT TERMS.

     Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $5.8 million at September 30, 2002, will be sufficient to cover the amount of our actual write-offs over time. At September 30, 2002, our net trade accounts and notes receivable totaled approximately $8.8 million, and accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, totaled approximately $1.8 million. Actual write-offs that exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customers' ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers.

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

     The current level of per procedure fees payable to us by existing refractive surgeon customers in the U.S. may not continue to be accepted by the marketplace or may exceed those charged by our competitors. If our competitors reduce or do not charge per procedure fees to users of their systems, we could be forced to reduce or eliminate the fees charged under this business model, which could significantly reduce our revenues. For example, Nidek Co., Ltd., one of our competitors, has publicly stated that it will not charge per procedure fees to users of its laser systems in the U.S. or internationally. See also "--Company and Business Risks--Required per procedure fees payable to Visx under our license agreement may exceed per procedure fees collected by us."

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

     The vision correction industry is subject to intense, increasing competition, and we do not know if we will be able to compete successfully against our current and future competitors. Many of our competitors have established products, distribution capabilities and customer service networks in the U.S. marketplace, are substantially larger and have greater brand recognition and greater financial and other resources than we do. Visx, the historical industry leader for excimer laser system sales in the U.S., sold laser systems that performed a significant majority of the laser vision correction procedures performed in the U.S. in 1999, 2000 and 2001. Similarly, Bausch & Lomb sold a significant majority of the keratomes used by refractive surgeons in the U.S. in 1999, 2000 and 2001. In 2000, Alcon acquired Summit Autonomous Inc. The merger resulted in a combined entity with enhanced market presence, technology base and distribution capabilities and provided Alcon with a narrow beam laser technology platform that will compete more directly with our precision beam, scanning microspot LaserScan LSX excimer laser system. In addition, as a result of the acquisition, the combined entity will be able to sell narrow beam laser systems under a royalty-free license to certain Visx patents without incurring the expense and uncertainty associated with intellectual property litigation with Visx. We anticipate that Alcon will leverage the sale of its laser systems with its other ophthalmic products. Competitors are using our weak financial condition as a reason why a buyer shouldn't buy our laser.

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

     Currently, excimer laser vision correction systems manufactured by Visx, Alcon, Bausch & Lomb and Nidek have been approved for higher levels of nearsightedness than the LaserScan LSX. Alcon's Apex Plus and Ladarvision Excimer Laser Workstations, Visx's Star S2 Excimer Laser System and Nidek's EC-5000 Excimer Laser System have received FDA approval for the LASIK treatment of nearsightedness with or without astigmatism. The approvals for many of the systems are for the correction of nearsightedness in the range of 0 diopters to -14.0 diopters and nearsightedness with astigmatism generally in the range of -0.5 diopters to -5.0 diopters. Bausch & Lomb's Technolas 217 excimer laser has also received FDA approval for the treatment of nearsightedness from -1.0 diopter up to -7.0 diopters with up to -3.0 diopters of astigmatism. The Visx and Alcon excimer laser systems are also approved for the treatment of moderate farsightedness. In September 2000, the FDA approved Alcon's Ladarvision system for the correction using LASIK of farsightedness of up to +6.0 diopters and an astigmatism range of up to 6.0 diopters. In October 2000, the FDA approved Visx's Star S2 and S3 systems for the correction using PRK of farsightedness of up to +5.0 diopters and an astigmatism range of up to 3.0 diopters. In February 2001, the FDA approved of Visx's Custom-Contoured Ablation Pattern Method for treatment of decentered ablations under a Humanitarian Device Exemption (HDE). An HDE authorizes the use and marketing of a device that is intended to benefit patients in the treatment of conditions that affect fewer than 4,000 individuals. In August 2002, Alcon announced the approval of its wavefront-guided laser eye surgery application for the treatment of myopia between zero and -7.0 diopters. Competitors' earlier receipt of LASIK and hyperopia-specific FDA regulatory approvals could give them a significant competitive advantage that could impede our ability to successfully sell our LaserScan LSX system in the U.S. Our failure to successfully market our product could have a material adverse effect on our business, financial condition and results of operations.

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

     Unfavorable side effects and potential complications that may result from the use of laser vision correction systems manufactured by any manufacturer may broadly affect market acceptance of laser-based vision correction surgery. Potential patients may not distinguish between our precision beam scanning spot technology and the laser technology incorporated by our competitors in their laser systems, and customers may not differentiate laser systems and procedures that have not received FDA approval from FDA-approved systems and procedures. Any adverse consequences resulting from procedures performed with a competitor's systems or an unapproved laser system could adversely affect consumer acceptance of laser vision correction in general. In addition, because laser vision correction is an elective procedure that is not typically covered by insurance and involves more significant immediate expense than eyeglasses or contact lenses, adverse changes in the U.S. or international economy may cause consumers to reassess their spending choices and to select lower-cost alternatives for their vision correction needs. Any such shift in spending patterns could reduce the volume of LASIK procedures performed that would, in turn, reduce the number of laser systems sold and our revenues from per procedure fees and sales of single-use products such as our UltraEdge keratome blades.

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

     REQUIRED MINIMUM PAYMENTS UNDER OUR KERATOME LICENSE AGREEMENT MAY EXCEED OUR GROSS PROFITS FROM SALES OF OUR KERATOME PRODUCTS.

     We are required to make certain minimum payments to the licensor under our keratome license agreement that was amended and restated on January 4, 2001. This amendment replaced a January 18, 2000 amendment in its entirety. Under the terms of the amendment we issued 730,552 shares of common stock to the licensors, valued at approximately $1.1 million, in partial payment for royalties during the term of the license. The term of the license was extended three years until July 31, 2005. In addition, remaining minimum royalty payments totaling approximately $4.1 million as of November 13, 2002 will be due in monthly installments (averaging approximately $150,000 per month through 2003) or quarterly installments (averaging approximately $238,000 per quarter from January 2004 through October 2005) through the term of the amendment. As a result of our obligations under this license arrangement, the minimum royalty payments we are required to make to the licensors may exceed our gross profits from sales of our UniShaper and UltraShaper keratome products. The amendment eliminated a restriction on us manufacturing, marketing and selling other keratomes, but the sale of other keratomes will be included in the gross profit to be shared with the licensors. The licensor's share of the gross profit, as defined in the amendment, decreased from 50% to 10%.

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

     In March 2002, we pursued a "real time" PMA supplement seeking approval for the use of our advanced adaptive eye tracking system in an accelerated time frame, as few as 30 days. In April 2002, we were advised by the FDA that they would review the submission in a 180-day timeframe. We are currently in the process of addressing the FDA's questions related to this submission.

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

     WE ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES.

     Our international sales accounted for 79% and 73% of our total revenues during the nine months ended September 30, 2002 and the year ended December 31, 2001, respectively. In the future, we expect that sales to U.S. accounts will represent a higher percentage of our total sales only when additional regulatory approvals are received for our LaserScan LSX laser system in the U.S. We are presently focusing our sales efforts on international sales in China and Europe.

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

     OUR SUPPLY OF CERTAIN CRITICAL COMPONENTS AND SYSTEMS MAY BE INTERRUPTED BECAUSE OF OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS.

     We currently purchase certain components used in the production, operation and maintenance of our laser systems and keratome products from a limited number of suppliers, and certain key components are provided by a single vendor. We are currently seeking a replacement blade manufacturer, and the majority of our UltraShaper components are manufactured exclusively by Owens Industries pursuant to our agreement with them. We do not have long-term contracts with providers of some key laser system components, including TUI Lasertechnik und Laserintegration GmbH, which currently is a single source supplier for the laser heads used in our LaserScan LSX excimer laser system. Currently, SensoMotoric Instruments GmbH, Teltow, Germany, is a single source supplier for the eye tracker boards used in our excimer laser systems. Any interruption in the supply of critical laser or keratome components could have a material adverse effect on our business, financial condition and results of operations. If any of our key suppliers ceases providing us with products of acceptable quality and quantity at a competitive price and in a timely fashion, we would have to locate and contract with a substitute supplier and, in some cases, such substitute supplier would need to be qualified by the FDA. If substitute suppliers cannot be located and qualified in a timely manner or could not provide required products on commercially reasonable terms, it would have a material adverse effect on our business, financial condition and results of operations.

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

COMMON STOCK RISKS

     VARIATIONS IN OUR SALES AND OPERATING RESULTS MAY CAUSE OUR STOCK PRICE TO FLUCTUATE.

     Our operating results have fluctuated in the past, and may continue to fluctuate in the future, as a result of a variety of factors, many of which are outside of our control. For example, historically a significant portion of our laser system orders for a particular quarter have been received and shipped near the end of the quarter. As a result, our operating results for any quarter often depend on the timing of the receipt of orders and the subsequent shipment of our laser systems. Other factors that may cause our operating results or stock price to fluctuate include:

     o    our significant liquidity and capital resource issues;
     o    the addition or loss of significant customers;
     o    reductions, cancellations or fulfillment of major orders;
     o    changes in pricing by us or our competitors;
     o timing of regulatory approvals and the introduction or delays in shipment of new products;
     o    the relative mix of our business; and
     o    increased competition.

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

     The stock market, and in particular the securities of technology companies like us, could experience extreme price and volume fluctuations unrelated to our operating performance. Our stock price has historically been volatile. Because of the lengthy period during which our common stock traded below $1 per share, it no longer met the listing requirements for the Nasdaq National Market and was transferred on August 9, 2002 to the Nasdaq SmallCap Market. On August 15, 2002, Nasdaq approved our application to transfer our listing to that market.

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

     THE SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND DILUTIVE STOCK ISSUANCES MAY ADVERSELY AFFECT OUR STOCK PRICE.

     Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. Substantially all of our 27,841,941 shares of common stock outstanding at November 13, 2002 were freely tradable without restriction or further registration under the Securities Act of 1933, except to the extent such shares are held by "affiliates" as that term is defined in Rule 144 under the Securities Act or subject only to the satisfaction of a prospectus delivery requirement. An additional 9,280,647 shares of preferred stock, convertible into 18,561,294 shares of common stock, were issued in October 2002 upon the funding of the equity investment portion of the China Transaction. We have agreed to register the shares of common stock under the Securities Act of 1933. Once registered, the shares will be available for sale.

     Other shares of common stock that we may issue in the future in connection with financings or pursuant to outstanding warrants or agreements could also adversely affect the market price of our common stock and cause significant dilution in our earnings per share and net book value per share. We may be required to issue more than 5,800,000 additional shares of common stock upon the exercise of outstanding warrants and stock options. Including the China Transaction, the number of shares we may be required to issue upon the conversion of outstanding preferred stock and the exercise of outstanding warrants and stock options will increase to approximately 24,400,000.

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

     THE CHINA TRANSACTION INCLUDES A PROVISION UNDER WHICH THE PURCHASER OF OUR PREFERRED STOCK CAN ACQUIRE APPROXIMATELY 40% OF OUR COMMON STOCK. THAT STOCKHOLDING POSITION ALONE DIMINISHES THE POSSIBILITY OF A COMPETING BID FOR A MAJORITY OF THE COMMON STOCK, BUT THE ANTI-TAKEOVER PROVISION UNDER DELAWARE LAW AND IN OUR CERTIFICATE OF INCORPORATION, OUR BY-LAWS AND OUR STOCKHOLDER RIGHTS PLAN WILL NONETHELESS REQUIRE THE BOARD TO EXERCISE ITS FIDUCIARY DUTY ON ANY BID (WHETHER BY THE PURCHASER IN THE CHINA TRANSACTION OR ANOTHER) TAKING INTO CONSIDERATION ALL OF THE CIRCUMSTANCES AT THAT TIME.

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

RISKS RELATING TO INTANGIBLES

     AMORTIZATION AND CHARGES RELATING TO OUR SIGNIFICANT INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR STOCK PRICE AND REPORTED NET INCOME OR LOSS.

     Of our total assets at September 30, 2002, approximately $4.9 million, or 20%, were intangible assets. Any reduction in net income or increase in net loss resulting from the amortization of intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We believe that our exposure to market risk for changes in interest and currency rates is not significant. Our investments are limited to highly liquid instruments generally with maturities of three months or less. At September 30, 2002, we had approximately $0.1 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Based on their evaluation within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934, as amended, are effective for gathering, analyzing, and disclosing, the information we are required to disclose in our reports filed under the Act.

     (b) There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the date of evaluation of those internal controls.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              Certain legal proceedings against LaserSight are described in Item 3 (Legal Proceedings) of LaserSight's Form 10-K for the year ended December 31, 2001. These matters are updated as follows:

              Jarstad. In this matter, a settlement agreement has been signed by all parties. The terms of the settlement agreement do not require us to make any cash payments.

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

              Former shareholder of TFG. We have agreed to the terms of a settlement with the plaintiff. During the three months ended September 30, 2002, we recorded settlement expense of approximately $140,000 related to this settlement.

              Lambda Physik, Inc. After no activity for over a year, the plaintiff filed a motion in July 2002 to have the court set a trial date, which they set for December 2002. Subsequently, the plaintiff filed a motion for continuance of the trial to allow the parties an opportunity to settle the dispute. In October 2002, the court entered an order continuing the trial and will reschedule only upon the filing of a new notice for trial by either party. We continue to believe that the allegations made by the plaintiff are without merit, and we intend to vigorously defend the action. Management believes that we have satisfied our obligations under the agreement and that this action will not have material adverse effect on our financial condition or results from operations.

              Kremer. We have agreed to postpone discovery while we attempt to agree on the final form of a settlement with the plaintiffs. The terms of the settlement agreement, as currently contemplated, will not require us to make any cash payments.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         On August 15, 2002, Heller provided a temporary waiver of our prior defaults under our loan agreement. The waiver became permanent upon the funding of the equity investment portion of the China Transaction in October 2002.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

Exhibit
Number                            Description
------   -----------------------------------------------------------------------
3.1      Certificate of Incorporation, as amended.

3.2      Bylaws, as amended.

3.3 Fourth Amendment to Rights Agreement, dated as of August 15, 2002, between LaserSight Incorporated and American Stock Transfer & Trust Company, as Rights Agent.

10.1 Amendment No. 2 to Loan and Security Agreement dated as of August 15, 2002 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc.

11       Statement of Computation of Loss Per Share

15 Copy of letter from independent accountants' regarding unaudited interim financial information

         b) Reports on Form 8-K

         On August 14, 2002, we filed a Current Report on Form 8-K with Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed under Item 9 to the Company's Form 8-K filed on August 14, 2002).

         On August 30, 2002, we filed a Current Report on Form 8-K describing our press release dated August 29, 2002 related to our record and annual meeting dates and containing material agreements related to our previously announced China transaction. The following exhibits were included:

              Securities Purchase Agreement dated August 15, 2002 between LaserSight Incorporated and New Industries Investment Consultants (H.K.) Ltd. The Company undertakes to provide to the Commission upon its request the schedules omitted from this exhibit (filed as Exhibit 99.2 to the Company's Form 8-K filed on August 30, 2002).

              Series H Registration Rights Agreement dated August 15, 2002 between LaserSight Incorporated and New Industries Investment Consultants (H.K.) Ltd. (filed as Exhibit 99.3 to the Company's Form 8-K filed on August 30, 2002).

              Product Purchase Agreement dated August 15, 2002 between LaserSight Technologies, Inc. and Shenzhen New Industries Medical Development Co., Ltd. The Company undertakes to provide to the Commission upon its request the schedules omitted from this exhibit (filed as Exhibit 99.4 to the Company's Form 8-K filed on August 30, 2002)*.

              Distribution Agreement dated August 15, 2002 LaserSight Technologies, Inc. and Shenzhen New Industries Medical Development Co., Ltd. (filed as Exhibit 99.5 to the Company's Form 8-K filed on August 30, 2002)*.

---------------------------
* Confidential treatment has been requested for portions of this document. The redacted material has been filed separately with the commission.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LaserSight Incorporated

Dated: November 14, 2002                    By: /s/ Michael R. Farris
                                                ---------------------
                                                Michael R. Farris
                                                Chief Executive Officer


Dated: November 14, 2002                    By: /s/ Gregory L. Wilson
                                                ---------------------
                                                Gregory L. Wilson
                                                Chief Financial Officer

  CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF
                                1934, AS AMENDED

I, Michael R. Farris, Chief Executive Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of LaserSight Incorporated;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael R. Farris
---------------------
Principal Executive Officer
November 14, 2002


I, Gregory L. Wilson, Chief Financial Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of LaserSight Incorporated;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gregory L. Wilson
---------------------
Principal Financial Officer
November 14, 2002

                                INDEX TO EXHIBITS

Exhibit
Number                            Description
------   -----------------------------------------------------------------------
3.1      Certificate of Incorporation, as amended.

3.2      Bylaws, as amended.

3.3 Fourth Amendment to Rights Agreement, dated as of August 15, 2002, between LaserSight Incorporated and American Stock Transfer & Trust Company, as Rights Agent.

10.1 Amendment No. 2 to Loan and Security Agreement dated as of August 15, 2002 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc.

11       Statement of Computation of Loss Per Share

15 Copy of letter from independent accountants' regarding unaudited interim financial information