Form 10-Q/A
period 2002-09-30
LASERSIGHT INC /DE
filed 2002-11-21
CIK 879301

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
         ------------  -------------


Commission File Number:  0-19671

                             LASERSIGHT INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                       65-0273162
------------------------                               ----------
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

Part II, Item 6, Exhibit 3.2 (By-laws, as amended) has been amended to correct a scrivener's error that resulted in Article II, Section 10 of the Company's By-laws being replaced by an amended by-law provision that was intended to replace Article III, Section 10 of the Company's By-laws. The amended By-laws, as corrected, properly reflect that no amendment has been made to Article II,
Section 10 of the Company's By-laws and that the appropriate amendment to
Article III, Section 10 of the Company's By-laws has been made. No other items have been revised.

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

Exhibit
Number                 Description
-------         ---------------------------
  3.2             By-laws, as amended.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LaserSight Incorporated


Dated: November 21, 2002                By: /s/ Michael R. Farris
                                            ------------------------
                                            Michael R. Farris
                                            Chief Executive Officer


Dated: November 21, 2002                By: /s/ Gregory L. Wilson
                                            ------------------------
                                            Gregory L. Wilson
                                            Chief Financial Officer

    CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT
                              OF 1934, AS AMENDED

I, Michael R. Farris, Chief Executive Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of LaserSight Incorporated;

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

/s/ Michael R. Farris
---------------------------
Principal Executive Officer
November 21, 2002

I, Gregory L. Wilson, Chief Financial Officer, certify that:

         1. I have reviewed this quarterly report on Form 10-Q/A of LaserSight Incorporated;

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

/s/ Gregory L. Wilson
---------------------------
Principal Financial Officer
November 21, 2002

                                INDEX TO EXHIBITS

Exhibit
Number                 Description
-------         ---------------------------
  3.2             By-laws, as amended.