Form 10-K
period 2002-12-31
LASERSIGHT INC /DE
filed 2003-03-31
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                                       OR
(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

        The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on March 28, 2003 was approximately $2,897,646. Shares of common stock held by each officer and director and by each person who has voting power of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Number of shares of common stock outstanding as of March 28, 2003:
27,841,941.

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

Item 10. Directors and Executive Officers

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relations and Related Transactions

Item 14. Controls and Procedures

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         The information in this Annual Report on Form 10-K contains forward-looking statements, as indicated by words such as "anticipates," "expects," "believes," "estimates," "intends," "projects," and "likely," by statements of the Company's plans, intentions and objectives, or by any statements as to future economic performance. Forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those described in such forward-looking statements. See "Risk Factors and Uncertainties--Financial and Liquidity Risks--We have experienced significant losses and operating cash flow deficits and we expect that operating cash flow deficits will continue." Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 7 under the caption "Risk Factors and Uncertainties" as well as those discussed elsewhere in this Report. All references to "LaserSight(R)" "we," "our" and "us" in this Report refer to LaserSight Incorporated and its subsidiaries unless the context otherwise requires.

                                     PART I

ITEM 1.  BUSINESS

PRESENT SITUATION - CHINA TRANSACTION AND LIQUIDITY ISSUES

         As of March 28, 2003, we have a cash balance of approximately $1.6 million. In the last half of 2002, our revenues and operations improved, primarily as a result of our China transaction. The China transaction called for four quarterly letters of credit, each for $2.5 million and each payable upon the shipment of our products and the presentation of shipping documents. After providing the first letter of credit, the China group was delinquent on the second and third letters of credit, which were due in early December 2002 and March 2003, respectively. During March 2003, the China group advanced us $2.0 million and indicated that they would provide a letter of credit for approximately $5.5 million, representing the balance of the purchase order executed in August 2002. As a result of the delayed letters of credit, we limited our purchasing, including parts necessary to complete and ship some products and completed products and subassemblies with existing inventory to the extent possible. With the recent cash advance, we continue purchasing parts and components and are completing as much product as possible, resuming shipments when products are complete. Our current production and shipments are focused on satisfying our delivery requirements with respect to the China group. Additional production will depend on the future availability of cash and the timing of our receipt of the $5.5 million letter of credit, as our cash position requires us to focus on production and shipment to the China group in order to satisfy the cash advance and then collect on the letter of credit.

         As a result of the delayed letters of credit and resulting negative impact on cash, we continue to have significant liquidity and capital resource issues. Our revenues and operating results have improved during the last half of 2002, primarily due to our China transaction that resulted in $2.7 million of revenue during the last half of 2002. We need to increase sales to the China group and to other customers, and/or decrease expenses further before we will reach profitability or positive cash flow. Our future working capital requirements and our ability to continue operations are based on various factors and assumptions which are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in LaserSight being unable to generate additional sales or collect new and outstanding accounts receivable. Any such adverse developments may also result in the incurrence of unforeseen expenses or LaserSight being unable to control expected expenses and overhead. If we fail to generate additional sales and collect new and outstanding accounts receivable or incur unforeseen expenses or fail to control our expected expenses and overhead, we will likely be unable to continue operations in the absence of obtaining additional sources of capital.

         With the new revenues being generated as a result of the China transaction and projected sales to other customers, management expects LaserSight's cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet its anticipated operating cash requirements for the next several months. This expectation is based upon assumptions regarding cash flows and results of operations over the next several months and is subject to substantial uncertainty and risks beyond our control. If these assumptions prove incorrect, the duration of the time period during which LaserSight could continue operations could be materially shorter. We continue to face liquidity and capital resource issues including those related to the timing of our receipt of the $5.5 million letter of credit from the China group, accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. To continue our operations, we will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history. While we are working to achieve these improved results, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures. We are currently unable to borrow under our revolving credit facility.

         Our working capital remains positive (approximately $1.0 million as of the end of February 2003), though the timing of the conversion of our current assets into cash is not totally in our control. For example, we cannot dictate the timing of the collection of our accounts receivable with our customers and converting our inventory into cash is dependent on our ability to generate new sales of our products and collect the sales price in a timely manner. While to date we have been able to negotiate payment terms with our suppliers and other creditors, there is no assurance that we can continue to do so.

         Our expectations regarding future working capital requirements and our ability to continue operations are based on various factors and assumptions that are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in LaserSight incurring unforeseen expenses, being unable to deliver under the China transaction purchase order, being unable to generate additional sales, to collect new and outstanding accounts receivable, to control expected expenses and overhead, or to negotiate payment terms with creditors, and we would likely be unable to continue operations. Even if we succeed in our attempt to secure additional funds, we cannot assure you that we will be able to generate increased revenues and collections to fund required cash expenditures in a timely manner.

         Given our present financial position, the extent of previous efforts to sell assets or access capital, the China transaction and the possible additional transaction with our largest shareholder who currently owns our series H preferred stock which, upon conversion, would result in this shareholder owning approximately 40% of our common stock (see next paragraph and "--Recent Developments--China Letter of Intent"), it is unlikely that there will be any other buyer, strategic partner or major investor.

         On March 11, 2003, we announced we have signed a non-binding letter of intent with Shenzhen New Industries Venture Capital Company, an affiliate of New Industries Investment Consultants (HK), Ltd., the party based in the People's Republic of China that invested $2.0 million in our series H preferred stock in October of 2002. The transaction contemplated by the letter of intent would result in us acquiring the assets and the on-going revenue stream of 15 refractive laser centers currently operated within China. China is believed to be the world's largest market for refractive procedures. If we enter into this transaction, it would allow us to generate revenues not only through equipment sales but also through participation in the recurring revenues that we believe will be generated from these refractive laser centers. Under the terms of the letter of intent, the value of the 15 existing centers would be determined by an independent third party and, if a valuation of $6.0 million is confirmed and we elect to proceed with the transaction, we would purchase the centers in exchange for the issuance of approximately 26.1 million shares of our common stock at a price of $0.23 per share. If completed on these terms, the China group, including affiliates, would own approximately 61% of LaserSight. In addition, we would have an option to purchase additional refractive laser centers that may be developed in the future at a purchase price equal to 110% of the start-up costs for such center. Each option would be in existence for a period of 18 months following the date a center opens and the purchase price would be paid by the issuance of shares of our common stock that would be valued at 90% of the then 30 day average closing bid price per share. The transactions contemplated by this letter of intent are initially subject to the acceptance of the letter of intent by LaserSight's Board of Directors and if such acceptance occurs, the transactions are subject to satisfactory completion of due diligence, receipt of all necessary approvals, negotiation of definitive agreements and receipt of shareholder approval.

OVERVIEW

         We develop, manufacture and market quality product technologies for laser refractive surgery and other areas of vision correction. Our products include precision microspot scanning excimer laser systems used to perform procedures that correct common refractive vision disorders such as nearsightedness (myopia), farsightedness (hyperopia) and astigmatism, software for custom ablation planning and programming, diagnostic products for precision measurements of the eye, as well as keratome systems, keratome blades, and other products for use in refractive vision correction procedures. We believe that our precision microspot scanning lasers have significant technological advantages and produce smoother and more precise ablation areas than older, broad-beam laser systems and other scanning systems offered by many of our competitors. We also believe that the breadth of our product offering may provide us with a competitive advantage relative to many other excimer laser system manufacturers because it provides us with a platform to become a single-source supplier of refractive vision correction products to refractive surgeons. Moreover, due to the anticipated growth in refractive laser vision correction procedure volume, our broad product offering affords us the opportunity to generate recurring revenues by collecting per procedure fees, anticipated annual license renewals on custom ablation software and by selling our keratome blades.

         We have over nine years of experience in the manufacture, sale and service of precision microspot scanning laser systems for refractive vision correction procedures. Since 1994, we have sold our scanning laser systems commercially in over 30 countries worldwide with an installed base of approximately 400 scanning laser systems, including over 200 of our most advanced laser systems, the LaserScan LSX(R) and the AstraScan. In November 1999, the Food and Drug Administration (FDA) approved our LaserScan LSX scanning laser system for commercial sale in the U.S. for the treatment of nearsightedness of up to -6.0 diopters using photorefractive keratectomy (PRK). In September 2001, the FDA approved our LaserScan LSX precision microspot scanning system for the laser in-situ keratomileusis (LASIK) treatment of myopia with and without astigmatism up to a manifest refraction spherical equivalent
(MRSE) of -6.0 diopters with maximum refractive astigmatism approved for up to
4.5 diopters. Currently, all of our laser systems delivered into the U.S. and international markets operate at a pulse repetition rate of 200 Hz, or pulses per second, and in December 2002 we received FDA approval to advance our laser pulse repetition rate to 300 Hz, which we believe is the fastest pulse repetition rate available in our industry. We currently have pending with the FDA Pre-Market Approval (PMA) Supplement applications seeking approval for the use of our laser system for the LASIK treatment of farsightedness, farsightedness with astigmatism and mixed astigmatism. Our AstraScan laser system incorporates the same precision microspot scanning features of our LaserScan LSX along with an advanced eye tracking system, improved lighting and a redesigned "delivery arm" on the laser to make the microscope and joystick more functional and allow for keratome placement. Available now as an upgrade in many international markets, the AstraScan features will need FDA approval before they can be sold in the U.S. In the U.S. market we are currently pursuing FDA approval through a combination of a real time PMA Supplement and other regulatory pathways.

         Our family of products for custom refractive treatments (often referred to as custom ablations) includes the AstraMax(R) diagnostic workstation designed to provide precise diagnostic measurements of the eye for many refractive purposes, including generating data needed to plan custom ablation procedures, our AstraPro(R) custom ablation planning software that utilizes advanced levels of diagnostic measurements from our AstraMax diagnostic workstation to complete the planning of custom ablation treatments, and Corneal Interactive Programmed Topographic Ablation (CIPTA). The AstraMax integrated diagnostic workstation was first shown in October 2000 at the Annual Meeting of the American Academy of Ophthalmology and was commercially launched during the second quarter of 2002. We distribute our AstraPro custom ablation planning software outside the U.S. In addition, we have rights to distribute the CIPTA custom ablation planning software outside the U.S. under a November 2001 distribution agreement with Ligi Technologie Medicali, Taranto, Italy. The CIPTA custom ablation software was introduced in January 1996 by Ligi and has received CE Mark certification. We completed international product performance testing of our AstraPro custom ablation planning software in early 2003 and have released it for international distribution. Our AstraPro custom ablation planning software is currently the subject of litigation. See "Item 3. Legal Proceedings--Italian Distributor." We plan to begin our U.S. Investigational Device Exemption (IDE) clinical trials for the AstraPro software during 2003.

         OPERATING SEGMENTS. We have operated in the following operating segments: refractive products, patent services and health care services. In late 2001, we decided to discontinue the health care services operations. Our principal wholly-owned subsidiaries during 2002 included: LaserSight Technologies, Inc. (LaserSight Technologies) and LaserSight Patents, Inc. (LaserSight Patents).

         Our refractive products segment, primarily including our laser vision correction products and services of LaserSight Technologies, develops, manufactures and markets ophthalmic lasers with a galvanometric scanning system for use in performing refractive surgery. We recently introduced for sale the AstraScan laser system, both as a new laser product and as an upgrade to our LaserScan LSX laser system. The AstraScan uses a 0.6 millimeter precision microspot scanning laser beam to ablate microscopic layers of corneal tissue to reshape the cornea and to correct the eye's point of focus in persons with nearsightedness, farsightedness and astigmatism. Our patent services segment, consisting primarily of patents licensed by us, included a patent related to the use of excimer lasers to ablate biological tissue until the patent was sold in March 2001 and a license to a patent related to the use of scanning lasers. The health care services segment consisted of The Farris Group (TFG) until we decided in late 2001 to discontinue its operations. TFG's financial results are accounted for as a discontinued operation for the year ended December 31, 2001. TFG provided health care and vision care consulting services to hospitals, managed care companies and physicians. For information regarding our export sales and operating revenues, operating profit (loss) and identifiable assets by industry segment, see Note 15 of the Notes to Consolidated Financial Statements.

         ORGANIZATION AND HISTORY. LaserSight was incorporated in Delaware in 1987, but was inactive until 1991. In April 1993, we acquired LaserSight Centers Incorporated in a stock-for-stock exchange with additional shares issued in March 1997 pursuant to an amended purchase agreement. In February 1994, we acquired TFG. In July 1994, LaserSight was reorganized as a holding company. In October 1995, we acquired MEC Health Care, Inc. (MEC). In July 1996, our LSI Acquisition, Inc. (LSIA) subsidiary acquired the assets of the Northern New Jersey Eye Institute, P.A. On December 30, 1997, we sold MEC and LSIA in connection with a transaction that was effective as of December 1, 1997. Late in 2000, we abandoned the LaserSight Centers mobile laser strategy due to industry conditions and our increased focus on development and commercialization of our refractive products. In December 2001, we decided to discontinue the operations of TFG as described in Note 3 of the Notes to Consolidated Financial Statements. Our principal offices and mailing address are 3300 University Boulevard, Suite 140, Winter Park, Florida 32792, our telephone number is (407) 678-9900 and our address on the World Wide Web is www.lase.com. Effective on or about April 15, 2003, our new address is expected to be 6903 University Boulevard, Winter Park, Florida 32792.

INDUSTRY OVERVIEW

     REFRACTIVE VISION CORRECTION

         Laser vision correction is a surgical procedure for correcting vision disorders such as nearsightedness, farsightedness and astigmatism using an excimer laser. This procedure uses ultraviolet laser energy to ablate, or remove, tissue from the cornea and sculpt the cornea into a predetermined shape. Because the excimer laser is a cold laser, it is possible to ablate precise amounts of corneal tissue without causing thermal damage to surrounding tissue. The goal of laser vision correction is to achieve patient vision levels that eliminate or significantly reduce a person's reliance on corrective eyewear. The first laser vision correction procedure on a human eye was conducted in 1985 and the first human eye was treated with the excimer laser in the U.S. in 1987.

         There are currently two principal methods for performing laser vision correction with excimer laser systems: photorefractive keratectomy, or PRK, and LASIK. According to Market Scope, approximately 91% of the refractive vision correction procedures performed in the U.S. in 2002 were LASIK procedures. We believe that this trend will continue through 2003. In both PRK and LASIK procedures, a refractive surgeon determines the exact refractive correction required to be made to the cornea, typically using the same examination used to prescribe eyeglasses and contact lenses. Required corrections are then programmed into the excimer laser system's computer. During the procedure, the excimer laser system emits laser pulses, each of which lasts several billionths of a second, to remove submicron layers of corneal tissue. While the length of laser treatments range from 15 to 60 seconds, cumulative exposure to the laser light during each procedure is less than one second. The entire procedure, including patient preparation and post-operative dressing, generally lasts no longer than thirty minutes.

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

         LASER IN-SITU KERATOMILEUSIS (LASIK)

         LASIK was commercially adopted internationally in 1994 and in the U.S. in 1996. Immediately prior to a LASIK procedure, the refractive surgeon uses a surgical instrument called a keratome to create a thin, hinged flap of corneal tissue. Patients do not feel or see the cutting of the corneal flap, which takes only a few seconds. The flap is folded back, the laser beam is directed to the exposed corneal surface, the flap is placed back and the flap and interface are rinsed with buffered saline solution. Once the procedure is completed, surgeons generally wait two to three minutes to ensure the corneal flap has fully re-adhered. At this point, patients can blink normally and the corneal flap remains secured in position by the natural suction within the cornea. Since the surface layer of the cornea remains intact during LASIK, the patient experiences virtually no discomfort. The LASIK procedure often results in a higher degree of patient satisfaction due to an immediate improvement in visual acuity and generally involves less post-operative discomfort than PRK.

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

         CUSTOM ABLATION

         Most laser system manufacturers are attempting to offer a custom ablation solution. Custom ablation is believed to offer higher quality clinical outcomes for patients due to the fact that a specific ablation profile is planned for each eye. Higher quality outcomes are expected to be a significant selling point with surgeons. Custom procedures typically involve gathering diagnostic data from the surfaces of the eye, converting the data into an individualized laser ablation plan based on the specific diagnostic data of each eye, and performing the refractive surgery based on the ablation plan. We believe small spot, high repetition rate scanning lasers are the best suited to perform custom ablation procedures. Custom ablation procedures are now commercially available in the U.S. It is anticipated that in the future custom planned procedures will be able to treat post-refractive surgery complications including irregular astigmatism, decentered treatments, central islands, oblate cornea and small optical zones. These complications are the principal causes of loss of visual quality after a patient receives LASIK.

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

         Laser vision correction was a fast growing segment of the vision correction market through 2000. According to Market Scope, total laser refractive procedure volume in the U.S. has increased rapidly each year since 1996 to an estimated 1,400,000 procedures in 2000. During 2001 refractive procedures in the U.S. declined 7% to 1,300,000 due to the combined effects of an economic recession and the terrorist attacks of September 2001. A slower U.S. economy continued to reduce demand for refractive surgery in the U.S. during 2002. The U.S. procedure market is estimated by Market Scope to have declined by about 14% during 2002 compared to 2001. An estimated 253,000 procedures were performed in the U.S. during the fourth quarter 2002, compared to 248,000 procedures during the third quarter 2002 and 267,000 procedures during the fourth quarter 2001. Similarly, sales of new laser systems declined during 2002. Laser systems sold in the U.S. were reported to have dropped from 490 in 2000 to 264 in 2001 and 133 in 2002. A procedure refers to laser treatment on a single eye, and most patients have procedures performed on both eyes during a single visit to a refractive surgeon.

         Many, but not all, manufacturers of excimer laser systems seek to share in the anticipated growth in procedure volume by receiving a fee for each procedure performed by a refractive surgeon using laser systems manufactured by them. The per procedure fees charged by these manufacturers vary. See "Business-Competition."

DEVELOPMENT OF EXCIMER LASER SYSTEM, DIAGNOSTIC AND KERATOME TECHNOLOGY

         EXCIMER LASER SYSTEMS

         The excimer laser systems utilized for laser vision correction have evolved over time with improvements in laser and beam delivery technology and the recent introduction of custom ablation. Until recently, broad beam laser systems, that were initially developed during the late 1980's, were the only systems approved by the FDA for commercial use in the U.S. As a result, broad beam laser systems were reported to represent over 90% of the installed laser systems in the U.S. in 1999. This market penetration has declined through 2002 where current reports represent that about 59% of the installed laser systems in the U.S. are broad beam laser systems. This downward trend appears to be continuing as the newer scanning laser systems obtain the broader range of treatment approvals originally held by the older broad beam systems. Certain broad beam laser systems have undergone technical changes designed to modify their beam delivery to achieve pseudo-scanning on the cornea. These changes have been accomplished through the use of various optical elements with the effect of reducing beam size and simulating a scanning pattern. These modified broad beam laser systems are still characterized by their use of relatively large laser beams of six to eight millimeters in diameter that deliver relatively high amounts of laser energy (100 - 200 mj) at low laser pulse repetition rates (generally 10 Hz) to the corneal surface. Because of the relatively large diameter of the fundamental laser beam, these systems still require a number of mechanical elements and optics to condition, size, shape and deliver the beam profiles necessary to produce an ablation. These mechanical and optical means of beam shaping and pseudo-scanning still limit the flexibility of broad beam systems and may require additional hardware modifications in order to adapt to more complex applications such as custom ablation. Glare and halos when looking at lights or other bright objects and reduction in night vision and contrast sensitivity have also been associated with the use of broad beam systems.

         Improvements in excimer laser technology during the early 1990's have made it possible to develop refractive excimer laser systems that have significantly narrower laser beams (less than one millimeter in diameter) that use reduced amounts of laser energy (10 mj) at higher pulse repetition rates (up to 300 Hz) to achieve corneal ablations. LaserSight was the leader in the development of precision microspot scanning technology and the first company to commercialize it. This new generation of narrow beam scanning excimer laser systems incorporated scanning mirrors and computer control to shape the ablation profile, making it unnecessary to utilize mechanical elements to size and shape the laser beam to attain the desired results. Techniques incorporated into scanning laser technology such as purposeful overlapping of laser pulses and random scanning patterns can lead to overall improved clinical results as evidenced by smoother ablations, the elimination of corneal ridges and central islands, and the reduction in the incidence of glare, halos, loss or reduction of night vision and contrast sensitivity. Narrow beam scanning excimer laser systems are currently the most flexible laser vision correction platforms available as they can be adapted to expansions in treatment modalities and the incorporation of new technologies such as higher laser pulse repetition rate, active eye tracking and custom ablation through software and minor hardware upgrades.

         DIAGNOSTIC AND CUSTOM ABLATION PRODUCTS

         One of the most important tools ophthalmologists have at their disposal is corneal topography. With a corneal topographer the ophthalmologist can literally see the refractive problems that might be present in the cornea. Corneal topography is used not only for screening all patients before refractive surgery like LASIK, but also for fitting contacts, adjusting post surgical corneal transplants, and diagnosing refractive disorders and diseases. Fundamentally, a corneal topographer can be described as a computer linked to a lighted bowl with a pattern of concentric rings inside it. Patients are seated looking into the bowl with their forehead braced against a bar. A technician has only to line the patient up properly and snap an image. The procedure is painless and very fast. The computer then uses the captured image to produce a printout of the corneal shape and elevation using colors to identify different steepnesses, much like a topographic map of the earth describes changes in the land surface. Elevation topography of the anterior cornea enables clinicians to more accurately visualize the shape of abnormal corneas, which leads to more accurate diagnoses and more consistent surgical results.

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

         The introduction of slit-scan imaging advanced the technology and effectiveness of corneal topography. A corneal topography system manufactured by Bausch & Lomb uses a scanning optical slit design that is fundamentally different from the corneal topographer that analyzes the reflected images from the anterior corneal surface. A high-resolution video camera captures individual light slits projected at a 45 degree angle through the cornea similar to what's seen during an ophthalmic slit lamp examination. Using a combination of reflective corneal topography and information from the scanning slit, the instrument's software analyzes the data points and calculates the anterior and posterior surfaces of the cornea and the corneal thickness. The data points generate a higher quality elevation map than is possible with the placido-based method.

         We believe our AstraMax diagnostic workstation is the next-generation topography instrument. The AstraMax uses a unique, patented three-video camera imaging system and stereo ray tracing to achieve high-precision elevation measurements of the cornea. In other words, using multiple cameras it is possible to generate geometrical calculations based on the known distances and angles of the three cameras. Utilizing a patented checkered polar grid and other proprietary features the AstraMax obtains, in a single examination, a series of critical measurements of the cornea and eye including posterior and anterior corneal topography (elevation), thickness of the cornea (pachymetry) and the diameter of the pupil under conditions of both low lighting (scotopic) and normal lighting (photopic). The precision elevation measurements result in elevation maps of the highest available quality.

         The custom treatments using our excimer laser system demonstrate efficacy, safety, predictability and stability and such results have been published in peer-reviewed journals and presented at major ophthalmology venues throughout the world. With over 200 of our LaserScan LSX excimer laser systems installed worldwide, significant opportunity exists to upgrade those systems to our AstraScan model to perform CustomEyes procedures with either the CIPTA or AstraPro custom ablation planning software. We plan to begin our U.S. IDE clinical trials for AstraPro during 2003.

         KERATOMES

         Keratomes used to cut the thin corneal flap during the LASIK procedure are similar in design to those used to perform earlier non-laser surgical refractive techniques such as automated lamellar keratoplasty (ALK). Over the last few years there have been numerous entrants into the keratome market, including most excimer laser manufacturing companies.

         Advances in laser technology have made it possible to create the LASIK flap by utilizing a laser rather than the conventional keratome. In this technique, an infrared laser and special software are utilized to focally photodisrupt the cornea at a pre-programmed depth and position. The laser photodisrupts the corneal tissue at the predetermined depth forming plasma bubbles of water and carbon dioxide at that plane. These bubbles coalesce to create a separation that will become the stromal bed and flap interface. Finally, the laser cuts the edge of the flap circumferentially in a vertical direction from the depth of the interface up through the epithelium, leaving a hinge. We do not make or sell this technology.

RECENT DEVELOPMENTS

         NASDAQ STOCK MARKET LISTING

         Our common stock is currently listed on The Nasdaq SmallCap Market via an exception from the minimum bid price requirement. While we failed to meet this requirement as of February 10, 2003, we were granted a temporary exception from this standard subject to meeting certain conditions. The exception requires that on or before April 15, 2003, we must file a definitive proxy statement with the Securities and Exchange Commission and Nasdaq evidencing its intent to seek shareholder approval for the implementation of a reverse stock split. Thereafter, on or before May 30, 2003, we must demonstrate a closing bid price of at least $1.00 per share and, immediately thereafter, a closing bid of at least $1.00 per share for a minimum of ten consecutive trading days. Nasdaq may require a minimum closing bid price of at least $1.00 for more than 10 days. In addition, we must be able to demonstrate compliance with all requirements for continued listing on the Nasdaq SmallCap Market. These listing requirements include the following financial requirements:

     o stockholders' equity of $2.5 million o at least 500,000 shares of common stock publicly held
     o    market value of publicly held shares of at least $1.0 million
     o    shareholders (round lot holders) of at least 300, and
     o    at least two registered and active market makers

In the event we are deemed to have met the terms of the exception, our common stock will continue to be listed on the Nasdaq SmallCap Market. We believe that we can meet these conditions; however, there can be no assurance that we will do so. In that connection, we are uncertain as to whether there will be sufficient time to obtain the required shareholder vote before May 30, 2003. If at some future date our common stock should cease to be listed on the Nasdaq SmallCap Market, it may continue to be listed in the OTC-Bulletin Board. For the duration of the exception, our Nasdaq symbol will be LASEC.

         CHINA LETTER OF INTENT

         On March 11, 2003, we announced we have signed a non-binding letter of intent with Shenzhen New Industries Venture Capital Company, an affiliate of New Industries Investment Consultants (HK), Ltd., the party based in the People's Republic of China that invested $2.0 million in our series H preferred stock in October of 2002. The transaction contemplated by the letter of intent would result in us acquiring the assets and the on-going revenue stream of 15 refractive laser centers currently operated within China. China is believed to be the world's largest market for refractive procedures. If we enter into this transaction, it would allow us to generate revenues not only through equipment sales but also through participation in the recurring revenues that we believe will be generated from these refractive laser centers. Under the terms of the letter of intent, the value of the 15 existing centers would be determined by an independent third party and, if a valuation of $6.0 million is confirmed and we elect to proceed with the transaction, we would purchase the centers in exchange for the issuance of approximately 26.1 million shares of our common stock at a price of $0.23 per share. If completed on these terms, the china group, including affiliates, would own approximately 61% of LaserSight. In addition, we would have an option to purchase additional refractive laser centers that may be developed in the future at a purchase price equal to 110% of the start-up costs for such center. Each option would be in existence for a period of 18 months following the date a center opens and the purchase price would be paid by the issuance of shares of our common stock that would be valued at 90% of the then 30-day average closing bid price per share. The transactions contemplated by this letter of intent are initially subject to the acceptance of the letter of intent by LaserSight's Board of Directors and if such acceptance occurs, the transactions are subject to satisfactory completion of due diligence, receipt of all necessary approvals, negotiation of definitive agreements and receipt of shareholder approval.

         PRODUCT-RELATED DEVELOPMENTS

         Our LaserScan LSX and AstraScan excimer laser systems are based on patented precision microspot scanning technology rather than broad beam technology. Subject to satisfactorily addressing our serious liquidity and financing needs, we believe we are well-positioned to become a significant provider of excimer laser systems, diagnostic products and other related products as a result of our technology and the following recent developments:

     o REISSUANCE OF SCANNING PATENT. In January 2002, the U.S. Patent and Trademark Office reissued LaserSight's scanning patent U.S. Patent No. 5,520,679, the ('679 Scanning Patent) as U.S. Patent No. RE 37,504 ('504 Scanning Patent), thereby completing the reissue process. See "--Intellectual Property." See "License of Scanning Patent" below.

     o LICENSE OF SCANNING PATENT. During 2002, we licensed the `504 Scanning Patent on a non-exclusive basis to two other third parties for total payments of $2.6 million in cash. One such agreement, with Alcon, also provides that LaserSight and Alcon would cooperate in the future enforcement of the patent and share in the funds generated by such future enforcement. See "Reissuance of Scanning Patent" above.

     o CUSTOM ABLATION. In March 2000, we purchased from Premier Laser Systems, Inc. all intellectual property related to a development project designed to provide front-to-back analysis and total refractive measurement of the eye. This technology acquisition led to the development of our AstraMax integrated diagnostic workstation. We commercially launched the AstraMax product during 2002. The AstraMax can be utilized as a stand-alone diagnostic unit or as part of our CustomEyes approach to custom ablation planning. We believe that the AstraMax integrated diagnostic workstation is the first product to integrate precision diagnostic measurements such as anterior and posterior corneal elevation, corneal thickness, anterior chamber depth and measurements of photopic and scotopic pupil size into a single instrument. We plan to add wavefront analysis to the AstraMax's capabilities at a later time. The precision measurements from the AstraMax integrated workstation will be utilized in our AstraPro software for planning custom ablations. International clinical testing of our internally developed AstraPro planning software has been completed for previously untreated eyes and the product was released for international distribution in early 2003. We plan to begin our U.S. IDE clinical trials during 2003. Any custom ablation software will require both clinical trials and FDA approval prior to sale in the U.S. We believe our CustomEyes approach to custom ablation represents a new standard of eye care that goes beyond conventional laser vision correction by individualizing the laser treatment utilizing a patient-specific set of diagnostic criteria intended to address and control both refractive error and optical aberration that has either been induced by prior refractive surgery or is naturally occurring.

PRODUCTS

         EXCIMER LASERS

         LaserSight was the first company to develop an advanced precision microspot scanning excimer laser system. The LaserScan LSX and AstraScan (for international use) excimer laser systems have evolved from the patented optical scanning system incorporated in the Compak-200 Mini-Excimer laser system, introduced internationally in 1994. Since the introduction of the Compak-200 laser system we have offered several generations of our scanning laser, each incorporating enhancements and new features. We have sold our precision microspot scanning excimer laser systems in over 30 countries with an installed base of approximately 400 scanning laser systems The AstraScan model incorporates the same precision microspot scanning features along with an advanced eye tracking system, improved lighting and a redesigned "delivery arm" on the laser to make the microscope and joystick more functional and allow for keratome placement. The AstraScan features will need FDA approval before they can be sold in the U.S. Throughout the evolution of our precision microspot scanning excimer laser systems, the core concept of utilizing our proprietary precision microspot scanning software to ablate corneal tissue with a low energy, microspot laser beam at a rapid pulse repetition rate has remained the underlying basis for our technology platform.

         In November 1999, the LaserScan LSX was approved by the FDA for sale in the U.S., and we began commercial shipments to U.S. customers in March 2000. In September 2001, our PMA Supplement for the LASIK treatment of myopia and myopia with astigmatism was approved by the FDA, thereby increasing the range of indications that can be treated in the U.S. using the LaserScan LSX. We believe that the patented precision microspot scanning technology and other advanced features incorporated into our LaserScan LSX excimer laser system offer refractive surgeons and patients significant advantages over broad beam and other scanning laser systems. We believe that the "SFR" technology, described below, incorporated into our LaserScan LSX offers advantages over competitive scanning laser systems. We believe that the incorporation of the smallest spot size (S), the lowest laser fluence (F) and highest repetition rate (R), together with techniques like the patented purposeful overlapping of laser pulses and random scanning patterns used by our patented precision microspot scanning technology, can lead to smoother ablations, the elimination of surgical anomalies associated with broad beam laser systems such as rings, ridges and central islands, and reductions in the incidence of glare, halos and loss of night vision. We also believe that our patented SFR technology is capable of providing the highest resolution and accuracy in corneal ablations needed for custom ablation treatments. The key benefits of our laser systems include the following:

     o PRECISION MICROSPOT SCANNING LASER. The AstraScan uses patented precision microspot scanning to deliver a high resolution, 0.6 millimeter low-energy "flying spot," in a proprietary, randomized pattern. They are true precision scanning software-controlled lasers that use a pair of galvanometer controlled mirrors to reflect and scan the laser beam directly onto the corneal surface, without the mechanical elements used by broad beam excimer laser systems.

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

     o HIGHER PULSE REPETITION RATE. Operating at higher pulse repetition rates can result in a number of benefits, including reduced average procedure times and elimination or reduction of dehydration problems associated with longer exposure of the corneal tissue to ambient conditions. Our lasers currently operate at a pulse repetition rate of

          200 Hz, and we have received approval from the FDA to advance our repetition rate to 300 Hz. Many competitive laser systems currently operate at lower pulse repetitions, often 50 Hz or less.

     o EYE TRACKING. Proper alignment of the refractive correction is important in all laser vision correction procedures, and is essential in order to perform custom ablations. Our advanced adaptive eye tracking system maintains alignment of the refractive correction relative to the visual axis of the eye. The LaserSight advanced adaptive eye tracker is a high speed, synchronous, "active" system that is capable of following even small, involuntary eye movements. The tracking system eliminates most errors normally introduced by eye movements during untracked laser refractive surgery, and does not require dilation of the pupil or any apparatus to be in contact with the eye. Our advanced adaptive eye tracking system is currently available only on international versions of the AstraScan.

     o FLEXIBLE PLATFORM. Custom ablations have resulted in increased patient satisfaction in international clinical use and we believe the ability to perform custom ablations will generally result in improved visual quality, more predictable results and less post-operative regression relative to other refractive surgery techniques. We also believe that custom ablation will be the technique most preferred by refractive surgeons for correction of irregular astigmatism, decentered ablations and other surgically induced corneal irregularities. When programmed by custom ablation software tools like AstraPro, our laser is able to perform custom ablations because its software has the ability to move the "flying spot" beam to the precise predetermined areas on the cornea requiring treatment.

     o ADVANCED DESIGN AND ERGONOMICS. Our laser's relatively light weight and compact design allows it to fit into small spaces, and its wheels enable it to be easily moved around in a multi-surgeon practice. This allows for higher utilization of the laser system. The efficient design also enables users to transport the laser to other locations.

     o ASTRASCAN SYSTEM AND UPGRADES--CUSTOM ABLATION READY. Our AstraScan model was first introduced in November 2001 and is a custom ablation ready excimer laser system that incorporates performance improvement and features needed to produce the precise custom ablations planned with CIPTA and AstraPro software. The AstraScan incorporates the latest in technology for adaptive active eye tracking, improvements to lighting systems for surgeon viewing and eye tracking and increased working distance for the surgeon. The system also has the ability to link directly with AstraPro software. The AstraScan system is currently available in the international market both as an upgrade to an existing LaserScan LSX system or on a stand-alone basis. In the U.S. market we are currently pursuing FDA approval through a combination of a real time PMA Supplement and other regulatory pathways.

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

         CLINICAL RESULTS

         Our clinical trials for the treatment of PRK with the LaserScan LSX laser were conducted in the U.S. on patients with nearsightedness with required levels of correction of 6 diopters and less. We believe that the average pre-operative level of required correction is a significant factor that must be taken into account in evaluating the clinical results of an excimer laser system. The average pre-operative level of required correction in our clinical trials was 4.8 diopters. Six months following the procedure, approximately 85% of patients could see 20/40 or better, the refractive condition required to drive in most states without corrective lenses.

         In December 2000, we submitted to the FDA a PMA supplement for the treatment of nearsightedness with and without astigmatism using LASIK. The prospective clinical study was performed at 10 U.S. sites by 23 surgeons. The approval received in September 2001 was for the reduction or elimination of nearsightedness ranging from -0.5 to less than -6 diopters manifest spherical equivalent refractive error with astigmatism less than or equal to -4.5 diopters. At three months following the surgery, 90% of patients could see 20/40 or better and at six months 93% could see 20/40 or better.

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

         ASTRAMAX. The AstraMax is an integrated diagnostic workstation that obtains precision diagnostic measurements such as anterior and posterior corneal elevation, corneal thickness, anterior chamber depth and measurements of photopic and scotopic pupil size. Prior to the AstraMax these measurements would have to be taken utilizing two or more instruments. In addition to its value as a stand-alone system, the precision diagnostic measurements provided by the AstraMax integrated workstation will be utilized in our AstraPro software for planning custom ablations.

         We believe the primary benefits of the AstraMax system include:

     o Multiple Cameras - The AstraMax has three stereo cameras allowing for the truest rendering of corneal data to date. Three stereo cameras capture corneal depth with greater precision and accuracy. In laser vision correction, height and depth data are essential to perform an accurate laser surgery with reliable accurate results. As a comparison, Bausch & Lomb's Orbscan is a one-camera system.

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

         The technology incorporated into our AstraMax integrated workstation is covered by six U.S. patents assigned to LaserSight, licenses to related technologies and a number of patent applications currently undergoing examination in the U.S. and internationally.

         ASTRAPRO AND CIPTA. We have completed the international product performance testing of our AstraPro custom ablation planning software and it became commercially available in early 2003. CIPTA was introduced to clinical use during 1996 by its developer. We believe our CustomEyes approach to custom ablations will represent a new standard of eye care that goes beyond conventional laser vision correction by individualizing the laser treatment utilizing a patient-specific set of diagnostic criteria intended to correct both refractive error and optical aberrations.

         For custom ablation treatments, the diagnostic data from the AstraMax will be exported to our AstraPro custom ablation planning software where the data will be used initially to plan custom ablation profiles intended to correct visual anomalies that may have been induced by prior refractive procedures and improve the overall quality of a patient's vision. LaserSight's approach to custom ablation is somewhat different from other competitors in that our focus has been on developing diagnostic and planning tools and techniques that improve the qualitative aspect of visual performance. Because wavefront devices have tended to focus on detecting and correcting for spherical aberrations that may be present in a patient's eye, correction of such visual defects addresses only visual acuity, or the quantitative aspect, of visual performance. Such treatments do not address the qualitative aspect of visual performance, or how well a patient is seeing under a variety of conditions.

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

         We acquired the right to manufacture and sell our keratomes in September 1997 from inventors Ruiz and Lenchig, who had invented the ACS (that had been manufactured and sold by Bausch & Lomb). The UniShaper single-use keratome and the UltraShaper durable keratome each incorporate the market proven features found in the ACS with new enhancements and features, including pre-assembly, transparent components for improved visibility while cutting the flap, and a dual drive mechanism with covered gears. We launched our UltraShaper durable keratome during the fourth quarter of 2001 after we completed the quality evaluation phase of our product release requirements. We believe that the UltraShaper has undergone a more rigorous clinical evaluation than any other keratome currently on the market. See "Risk Factors and Uncertainties - Company and Business Risks - Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products" and "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance."

         PRODUCT UPGRADES AND OTHER PRODUCTS

         As a convenience to our customers, we also offer a number of ancillary products that either complement our core laser system, diagnostic products and keratome product portfolio or leverage our laser technology. We offer various upgrades and modules to purchasers of prior models of our excimer laser systems, including the AstraScan upgrade to international customers for existing LaserScan LSX systems, AccuTrack eye tracking system for international customers, a video display system for observation or recording of refractive procedures, and the latest version of our proprietary software, version LIS 2.01, that provides international users with features including expanded treatment options and patient databases. Our revenue from sales of our ancillary and other products generally is included in refractive product net revenue and represents, in the aggregate, less than 5% of our total refractive product net revenue.

GROWTH STRATEGY

         Our goal, subject to our ability to obtain adequate financing, is to become a significant provider of excimer laser systems, diagnostic and custom ablation products and other products for the refractive vision correction industry, focusing in China until our liquidity is improved, then we expect to resume a higher level of activity in Europe and the U.S. (upon receipt of further FDA approvals). We believe that our more than nine years of experience in the manufacture, sales and service of excimer laser systems, our significant penetration of international markets and the advanced technology of our laser systems diagnostic instruments, ablation planning software and keratome products provide us with a strong platform for future growth as we continue to penetrate the U.S. and international markets for refractive surgical lasers and instruments.

         The following are the key elements of our growth strategy:

     o EXPAND MARKET SHARE IN INTERNATIONAL EXCIMER LASER MARKET. We believe that our AstraScan precision microspot scanning excimer laser systems represent a significant technological advancement over the other scanning laser systems currently being marketed internationally, as our precision microspot scanning lasers can provide more precise corneal ablations, reduced visual side effects, enhanced visual acuity and shorter procedure times. During 2002, we closed on the previously described China transaction and are also focused on Europe. We also believe that the availability of AstraPro and AstraMax provides a custom ablation solution internationally that will improve our sales opportunities.

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

     o ESTABLISH STRONG POSITION IN CUSTOM ABLATION MARKET. By combining the capabilities of our laser system with the AstraMax and AstraPro or CIPTA, we believe we will be in a position to benefit from a viable custom ablation package in the international market during 2003. We believe that success in the international market will translate into customer awareness in the U.S. market, improving our custom ablation opportunities domestically in the future.

     o EXPAND MARKET SHARE IN U.S. EXCIMER LASER MARKET. With further FDA approvals, we believe that our LaserScan LSX and AstraScan precision microspot scanning excimer laser systems can provide more precise corneal ablations, reduced visual side effects, enhanced visual acuity and shorter procedure times. We also believe that our precision microspot scanning technology can provide the precision and accuracy needed for custom ablations when LaserSight's AstraScan and CustomEyes custom treatments are approved in the U.S. market.

     o GENERATE RECURRING REVENUE STREAMS. We have positioned our business to benefit from the anticipated future growth in refractive vision correction procedure volume. In addition to receiving the purchase price for each laser system sold in the U.S., we believe we will generate recurring revenue streams by participating in per procedure fees resulting from the use of our laser systems. We also believe that the anticipated license fees related to use of our AstraPro ablation planning software provide potential additional sources of recurring revenue for us. We are also pursuing service contracts for customers with lasers no longer under warranty.

     o PROPRIETARY TECHNOLOGY LEADERSHIP. We believe that technological advances in the refractive vision correction market will continue to evolve through the advancement of existing technologies and the introduction of new treatment modalities. Accordingly, we believe we have developed a strong intellectual property portfolio. For example, in March 2000, we acquired the intellectual property that we have developed into our AstraMax integrated diagnostic workstation. In January 2002, we received notice of allowance of the reissuance of our scanning patent, now known as the `504 Scanning Patent, covering methods for performing ophthalmic surgery using a scanning laser with 68 additional claims, and during the remainder of 2002 we received four additional patents related to our AstraMax and scanning technology. In January 2003, we received U.S. Patent No. 6,505,936 covering methods and apparatus for the ellipsoidal corneal modeling used in the planning of custom ablations.

SALES AND MARKETING

         We sell our excimer laser systems, diagnostic products, keratomes and related products through a direct sales force, independent sales representatives and distributors. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of approximately 400 scanning lasers, including over 200 of our LaserScan LSX laser systems.

         EXCIMER LASER SYSTEMS

         Following receipt of FDA approval of the LaserScan LSX in November 1999, we began to commercially market our excimer laser systems in the U.S. During 2002, we stopped laser sales efforts in the U.S. pending further FDA approvals.

         Laser system sales in international markets are generally to hospitals, corporate centers or established and licensed ophthalmologists. Internationally we market our excimer laser systems in Canada, Europe, Asia, South and Central America, and the Middle East, with particular focus in China and Europe. We currently employ three territorial managers who are responsible for sales in international markets, both directly and through our independent distributors and representatives within their respective territories.

         All of our distributors and representatives have been selected based on their experience and knowledge of their respective ophthalmic equipment market. In addition, the selection of international distributors and representatives is also based on their ability to offer technical support. Distributor and representative agreements provide for either exclusive territories, with continuing exclusivity dependent upon achievement of mutually-agreed levels of annual sales, or non-exclusive agreements without sales minimums. Currently, separate distributor and representative agreements are in place for all major market areas. During 2002, approximately 79% of our refractive product sales resulted from distributors and representatives with the balance from sales made by employees of LaserSight. Our new China distributor was responsible for generating sales representing 26% of our consolidated revenues in 2002 while our previous China distributor was responsible for generating sales of 19% of our consolidated revenues in 2002. Our Mexico and previous China distributors were each responsible for generating sales of 11% of our consolidated revenues in 2001.

         In conjunction with our sales activities, we participate in a number of foreign and domestic ophthalmology meetings, exhibits and seminars. Historically, the two largest U.S. meetings are the American Academy of Ophthalmology and the American Society of Cataract and Refractive Surgery.

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

         DIAGNOSTIC AND CUSTOM ABLATION PRODUCTS

         We currently employ one person responsible for the sales of our AstraMax products, in addition to our laser system sales force and distributors. We plan to offer bundled packages including, for example, a laser system with an AstraMax.

         AstraPro and CIPTA are primarily sold by the same employees or distributors who are responsible for the sales of laser systems. Any custom ablation software will require clinical trials and FDA approval prior to sale in the U.S.

         KERATOME PRODUCTS

         In 2001, all marketing and manufacturing arrangements with Becton Dickinson were ended. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance." Our laser system sales force and international distributors are responsible for marketing and distributing our keratome products.

MANUFACTURING

         EXCIMER LASER SYSTEMS

         MANUFACTURING FACILITIES. Our manufacturing operations primarily consist of assembly, inspection and testing of parts and system components to assure performance and quality. We acquire components of our laser system and assemble them into a complete unit from components that include both "off-the-shelf" materials and assemblies and key components that are produced by others to our design and specifications. We conduct a series of final system integration and acceptance tests prior to shipping a completed system. The proprietary computer software that operates the scanning system in our laser systems was developed internally.

         During 2002, we consolidated all excimer laser system manufacturing operations in Winter Park, Florida and closed our manufacturing facility in San Jose, Costa Rica. In October 1996, we received certification under ISO 9002, an international system of quality assurance, for our manufacturing and quality assurance activities in our facilities. Since that time we have maintained our ISO 9002 certification through a series of periodic surveillance audits and have also been certified at our facility to ISO 9001 quality system standards.

         AVAILABILITY OF COMPONENTS. We purchase the vast majority of components for our laser systems from commercial suppliers. These include both standard, "off-the-shelf" items, as well as components produced to our designs and specifications. While most components are acquired from single sources, we believe that in many cases there are multiple sources available to us in the event a supplier is unable or unwilling to perform. Since we need an uninterrupted supply of components to produce our laser systems, we are dependent upon these suppliers to provide us with a continuous supply of integral components and sub-assemblies. Our current production is focused on products for the China group. See "--Present Situation--China Transaction and Liquidity Issues."

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

         The AstraPro software is distributed from Winter Park, Florida beginning in early 2003. The CIPTA software that is being distributed under an agreement with Ligi Technologie Medicali, Taranto, Italy, was developed by that company. Any custom ablation software will require clinical trials and FDA approval prior to sale in the U.S.

COMPETITION

         EXCIMER LASER SYSTEMS

         The vision correction industry is subject to intense, increasing competition. We operate in this highly competitive environment that has numerous well-established U.S. and foreign companies with substantial market shares, as well as smaller companies. Many of our competitors are substantially larger, better financed, better known, and have existing products and distribution systems in the U.S. marketplace. FDA approval requirements are a significant barrier to entry into the U.S. market for commercial sales of medical devices. Two of our competitors, Visx and Alcon, have manufactured and sold laser systems that currently account for about 81% of the installed excimer laser systems in the U.S. according to Market Scope.

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

         Currently, five manufacturers, Visx, Alcon, Nidek, Bausch & Lomb and LaserSight, have excimer laser systems with the required FDA approval to commercially sell the systems in the U.S. Some of the approvals are for broader labeled indications, a key competitive element in the industry. A laser system with broader labeling approvals is attractive because it enlarges the pool of laser vision correction candidates to whom the procedure can be marketed. At present, the laser systems manufactured by our competitors in the U.S. market have FDA approval to perform a wider range of treatments than our laser system, including higher degrees of nearsightedness and in the case of Visx and Alcon, farsightedness. These approvals have given Visx a competitive advantage, with laser systems sold by Visx having performed nearly 60% of the laser vision correction procedures performed in the U.S. in 2002. Our LaserScan LSX excimer laser system is not presently approved to treat farsightedness or more than -6 diopters of nearsightedness in the U.S. with our PRK approval or up to a spherical equivalent of -6 diopters of nearsightedness and astigmatism with our LASIK approval. Our PMA supplements for treatment of farsightedness with astigmatism and mixed astigmatism are presently pending. While regulatory approvals play a significant role with respect to the U.S. market, competition from new entrants may be prevalent in other countries where regulatory barriers are lower.

         In February 2000, Visx announced that it was reducing the fee it charges to customers from $250 to $100 for each laser vision correction procedure performed on an excimer laser manufactured by Visx. Shortly after this announcement, Alcon announced it would also reduce its licensing fee to $100, plus an additional $25 for astigmatism and hyperopia correction and $150 for its Ladarvision systems. Bausch & Lomb has indicated it will charge a fee of up to $130 for each laser vision correction procedure performed on an excimer laser manufactured by Bausch & Lomb. We are currently charging a per procedure fee of up to $130. Nidek has not charged per procedure fees. During 2002, both Visx and Alcon reportedly began charging an additional $100 fee for custom ablation treatments. The per procedure fees received by us as well as our competitors who currently receive such fees are subject to change based on competitive factors and changing market conditions, and there can be no assurance that such fees will not be reduced or eliminated in the future.

         In addition to conventional vision correction treatments such as eyeglasses and contact lenses, we also compete against other surgical alternatives for correcting refractive vision disorders such as surgically implantable rings, that have received FDA approval, as well as implantable intraocular lenses and a holmium laser system and a conductive keratoplasty system (using radio frequency waves), both developed for the treatment of farsightedness, that have also been approved by the FDA.

         DIAGNOSTIC AND CUSTOM ABLATION PRODUCTS

         The topography market is segmented into higher priced (Bausch & Lomb's Orbscan) and lower priced markets (manufactured by Humphrey, Tomey and others). We are primarily competing against the Orbscan. Our AstraMax instrument also competes against another class of instruments based on wavefront technology for use in planning custom ablation treatments. The target market for higher-priced topographers is refractive surgeons, general ophthalmologists and optometrists. Sales for the AstraMax have been targeted mostly to refractive surgeons. The market has shown acceptance of new technology, and is being fueled by the need to obtain more accurate corneal height data in an effort to provide consistent and accurate results in LASIK surgery as well as screen out poor candidates for the procedure.

         We believe the Orbscan system has the highest market share of topographers in the market today. We believe the AstraMax competes well against the features offered by the Orbscan and provides the additional benefits described earlier that should position the AstraMax as the next generation in corneal topography.

         KERATOME PRODUCTS

         In the market for keratome products, Bausch & Lomb continued to hold the largest share of the market for keratomes and keratome blades used by refractive surgeons in the U.S. in 2002. We believe competition in the market for keratome products is primarily on the basis of performance, ease of use, design, automation, price, availability, regulatory approvals, royalty payments, warranty coverage and customer service capabilities. We believe that performance, ease of use, design, automation, and price are among the most significant, and believe that we compete favorably with respect to these factors. In addition to Bausch & Lomb, our principal competitors in the keratome and keratome blade business include Moria and the laser-based keratome supplier, Intralase.

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

         Among the more significant of our intellectual properties are our `504 Scanning Patent, solid-state laser-related, and keratometer patents. In May 1996, we were granted the original '679 Scanning Patent relating to an ophthalmic surgery method utilizing a non-contact scanning laser. In 1998 we petitioned the U.S. Patent and Trademark Office for reissue of this patent, and in January 2002 the U.S. Patent and Trademark Office reissued the `679 Scanning Patent as the `504 Scanning Patent. Prior to reissue, the original '679 Scanning Patent included one independent claim and 23 total claims. The reissue application added nine new independent claims, and a total of 67 additional claims to better encompass the breadth of technology to which we are entitled. The 23 original claims remain essentially unchanged. The fundamental teachings of the original '679 Scanning Patent cover a refractive laser system using an excimer laser with low energy and a high laser pulse repetition rate to ablate corneal tissue with small pulses delivered to the corneal surface in an overlapping pattern. Through the reissue process, we were able to broaden several elements of the `679 Scanning Patent's original claims by removing certain restrictive elements. In 2001 and 2002, we received a total of $7.6 million in licensing fees for the `504 Scanning Patent.

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

         In January 2003, we received U.S. Patent No. 6,505,936, our first U.S. Patent related to the AstraPro custom ablation planning and programming software.

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

         We purchased the Blum and Braren patents from IBM in August 1997 for $14.9 million. Shortly thereafter, we granted an exclusive paid up license in the cardiovascular field in exchange for a payment of $4.0 million. In February 1998, we entered into an agreement with Nidek pursuant to which we retained all of the IBM Patent rights within the U.S. and sold to Nidek, for $7.5 million, the foreign counterparts to those patents. We also granted Nidek a non-exclusive license to utilize the IBM Patents in the U.S. In addition, Nidek granted us an exclusive license to the foreign counterparts to the IBM Patents in the non-ophthalmic, non-vascular and non-cardiovascular fields. From our 1997 purchase of the IBM Patents until March 2001,we realized over $5.0 million in royalty revenues from licenses to the patent.

         In March 2001, we entered into a business arrangement with Alcon regarding the Blum Patent. As part of the arrangement, we sold the Blum Patent to Alcon for $6.5 million and assigned to Alcon certain licenses to the Blum Patent. We retained a non-exclusive royalty free license under the Blum Patent and at the time retained the license to the Blum Patent that was granted to Visx. LaserSight and Alcon will share in royalties received from any future licenses to the Blum Patent and we will also receive a portion of any recovery from parties found to be infringing the Blum Patent. Including the transaction with Alcon, we will have received a total of approximately $24.0 million from the Blum Patent and will continue to benefit from a royalty free license in the U.S.

         In May 2001 as part of our Settlement and License Agreement with Visx we sold them a fully paid up license to the Blum Patent.

         OTHER INTELLECTUAL PROPERTY. We believe that our other intellectual property rights are valuable assets of our business. For example, our U.S. Patent Nos. 5,841,511 and 6,213,605 cover the checkered polar grid utilized in our AstraMax diagnostic workstation and our U.S. Patent Nos. 6,234,631 and 6,428,168 cover the combination of advanced corneal topography and wavefront aberration measurement into a single instrument and relates to future plans for our AstraMax diagnostic workstation. We entered into an agreement with a subsidiary of TLC in October 1998 that grants us an exclusive license under U.S.

Patent No. 5,630,810 (TLC Patent) relating to a treatment method for preventing the formation of central islands during laser surgery. Central islands are a problem generally associated with laser refractive surgery performed with broad beam laser systems used to ablate corneal tissue. We have agreed to pay TLC for the term of the exclusive license 20% of the aggregate net royalties we receive in the future from licensing the TLC patent and other patents currently owned by us. We owe TLC 20% of the net proceeds of this license, or approximately $0.8 million. Approximately half of this amount was offset against a laser receivable owed to us by TLC.

         The extent of protection that may be afforded to us by our patents, or whether any claim embodied in our patents will be challenged or found to be invalid or unenforceable, cannot be determined at this time. Our patents and other pending applications may not afford a significant advantage or product protection to us.

         We maintain an internal program that encourages development of patentable ideas. As of March 28, 2003, we have approximately 20 U.S. patent applications undergoing prosecution at the U.S. Patent and Trademark Office and a number of counterparts to these applications filed internationally. Our patent applications generally relate to the use of laser devices in refractive surgical procedures, delivery systems and other technology related to the use of laser devices in refractive surgical procedures, diagnostic devices for eye measurements, and keratomes.

         In the U.S., our trademarks include LaserSight(R), LaserSight Technologies, Inc.(R), LSX(R), LaserScan LSX(R), MicroShape(R), UltraShaper(R), UltraEdge(R), UniShaper(R) AstraPro(R), AstraMax(R) and AccuTrack(R). We have also applied for registration of eight additional trademarks.

REGULATION

     MEDICAL DEVICE REGULATION

         The FDA regulates the manufacture, use and distribution of medical devices in the U.S. Our products are regulated as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act. In order to sell such medical devices in the U.S., a company must file a 510(k) premarket notice or obtain premarket approval after filing a PMA application. Noncompliance with applicable FDA regulatory requirements can result in one or more of the following:

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

         The QSR/GMP regulations impose certain procedural and documentation requirements upon us with respect to our manufacturing, design controls and quality assurance activities. Our facilities will be subject to ongoing inspections by the FDA, and compliance with QSR/GMP regulations is required for us to continue marketing our laser products in the U.S. In addition, our suppliers of significant components or sub-assemblies must meet quality requirements established and monitored by LaserSight, and some may also be subject to FDA regulation.

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

         In September 2001, we received FDA approval for the LASIK treatment of myopia with and without astigmatism for correction of manifest spherical equivalent refractive error of up to -6 diopters with up to -4.5 diopters of astigmatism. We also received FDA approval to increase our laser pulse rate to 200 Hz.

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

         In December 2002, we received FDA approval to increase our laser pulse rate from 200 Hz to 300 Hz.

         In January 2003, we submitted an IDE to begin the clinical studies required for the approval and commercialization of our CustomEyes products; the AstraPro custom ablation planning and programming software and our AstraScan scanning excimer laser system.

         CLASS I OR II DEVICES. Devices deemed to pose relatively less risk are placed in either Class I or II, which requires the manufacturer to submit a 510(k) premarket notification, unless an exemption applies. The premarket notification must demonstrate that the proposed device is "substantially equivalent" to a "predicate device" that is either in Class I or II, or is a "pre-amendment" Class III device that was in commercial distribution before May 28, 1976, for which the FDA does not require PMA approval. The FDA issued determinations of equivalency for our UniShaper single-use keratome in January 1998 and for our UltraShaper durable keratome in January 2000. Our UltraEdge keratome blades received 510(k) clearance in May 2000. Our AstraMax diagnostic workstation was classified by the FDA as Class I exempt, which does not require FDA market clearance.

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

         OTHER REGULATORY REQUIREMENTS. Labeling and promotional activities are subject to scrutiny by the FDA and by the Federal Trade Commission. Current FDA enforcement policy prohibits manufacturers from marketing and advertising their approved medical devices for unapproved or off label uses. The scope of this prohibition has been the subject of recent litigation. The only materials related to unapproved devices that may be disseminated by companies are peer-reviewed articles. Our lasers are also subject to the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the FDA. The law requires laser manufacturers to file new product and annual reports and to maintain quality control, product testing and sales records. In addition, laser manufacturers must incorporate specified design and operating features in lasers sold to end-users and comply with labeling and certification requirements. Various warning labels must be affixed to the laser depending on the class of the product under the performance standard. The manufacture, sale and use of our products is also subject to numerous federal, state and local government laws and regulations relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.

         INTERNATIONAL REGULATORY REQUIREMENTS. The manufacture, sale and use of our products is also subject to regulation in countries other than the U.S. During November 1996 we completed all requirements necessary to obtain authority to apply the CE Mark to our LaserScan 2000 System, an earlier generation of excimer laser system we sold in international markets. In September 1998, we received similar certification to apply the CE Mark to our LaserScan LSX excimer laser system. In June 2002, the AstraMax was CE Marked. The CE Mark, certifying that the LaserScan Models 2000, LaserScan LSX and AstraMax meet all requirements of the European Community's medical directives, provides our products with marketing access in all member countries of the EU. All countries in the EU require the CE Mark certification of compliance with the EU Medical Directives as the standard for regulatory approval for sale of excimer laser systems.

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

RESEARCH AND DEVELOPMENT

         We continue to research and develop new laser products, laser systems, product upgrades enhancements, keratome products, including alternate ring size and flap thickness for our UltraShaper durable keratome, and ancillary product lines. In March 2000, we acquired the intellectual property that we have developed into the AstraMax that was commercialized during the second quarter of 2002. We believe the AstraMax has assisted us in developing our custom ablation treatment plan capabilities.

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

EMPLOYEES

         As of December 31, 2002, we had 56 full-time employees. None of our employees is a member of a labor union or subject to a collective bargaining agreement. LaserSight generally considers its employee relations to be good.

ITEM 2.  PROPERTIES

         Our principal offices, including executive offices and administrative, marketing and laboratory facilities, are located in approximately 5,000 square feet of space that we have leased in Winter Park, Florida. This lease expires on March 31, 2003, though our landlord has agreed to an extension until approximately mid-April. We will be relocating this office to approximately 3,300 square feet of space nearby effective on or about April 15, 2003 with a lease ending on or about April 15, 2006. We have leased approximately 15,600 square feet of additional space in Winter Park, Florida for administrative office space and manufacturing. The lease of this additional space in Winter Park expires January 31, 2006. We lease approximately 5,000 square feet of office space in St. Louis, Missouri, which lease expires July 31, 2006. We are actively looking to sublease this space. In our opinion, the various properties used in our operations are generally in good condition and are adequate for the purposes for which we utilize them.

ITEM 3.  LEGAL PROCEEDINGS

         JARSTAD. In January 2002, a customer filed a lawsuit in the Superior Court of the State of Washington in and for the County of King. The lawsuit was subsequently remanded to federal court. The lawsuit names LaserSight Technologies and an unaffiliated finance company as defendants. The lawsuit alleged various claims related to LaserSight Technologies' sale of a laser system to the plaintiff including breach of contract, breach of express warranty, breach of implied warranty, fraudulent inducement, negligent misrepresentation, unjust enrichment, violation of the consumer protection act and product liability. Plaintiffs requested damages to be determined at trial, reimbursement for leasing fees, prejudgment and postjudgment interest, attorneys' fees and costs and other equitable relief. In this matter, a settlement agreement has been signed by the parties. The terms of the settlement do not require us to make any cash payments. We agreed to service and calibrate the plaintiff's laser as well as provide certain software and equipment upgrades at either no cost to plaintiff or at prices that were negotiated in connection with the settlement, if and when such upgrades are available in the U.S.

         DISTRIBUTORS. In October 2001, three entities that previously served as distributors for LaserSight's excimer laser system in the United States, Balance, Inc. d/b/a Bal-Tech Medical, Sun Medical, Inc. and Surgical Lasers, Inc., filed a lawsuit in the Circuit Court of the Ninth Judicial Circuit, Orange County, Florida. The lawsuit names LaserSight Technologies, Mr. Farris and James Spivey, LaserSight Technologies' former Vice President of Sales, as defendants. The lawsuit alleges various claims related to LaserSight Technologies termination of the distribution arrangements with the plaintiffs including breach of contract, breach of the covenant of good faith and fair dealing, tortuous interference with business relationships, fraudulent misrepresentation, conversion and unjust enrichment. Plaintiffs request actual damages in excess of $5.0 million, punitive damages, prejudgment interest, attorneys' fees and costs and other equitable relief. We filed a motion to dismiss that was denied. We then filed an answer and counterclaim. The plaintiffs have answered the counterclaim and have moved to strike some of our affirmative defenses and we have moved to strike portions of the plaintiff's answer. To date, limited discovery has occurred. In March 2003, one of the three entities agreed to dismiss their claims with prejudice. Management believes that LaserSight Technologies has satisfied its obligations under the distribution agreements, and that the allegations against LaserSight Technologies, Mr. Farris and Mr. Spivey are without merit and intends to vigorously defend this lawsuit. Management believes that the outcome of this litigation will not have a material adverse impact on LaserSight's business, financial condition or results from operations. However, the outcome of litigation is inherently uncertain, and an unfavorable outcome in this litigation could have a material adverse effect on LaserSight's business, financial condition and results from operations.

         ITALIAN DISTRIBUTOR. In February 2003, an Italian court issued an order restraining LaserSight Technologies from marketing our AstraPro software at a trade show in Italy. This restraining order was issued in favor of LIGI Tecnologie Medicali S.p.a., a distributor of our products, and alleges that our AstraPro software product infringes certain European patents owned by LIGI. We have retained Italian legal counsel to defend us in this litigation, and we have been informed that the Italian court has revoked the restraining order and has ruled that LIGI must pay our attorney's fees in connection with our defense of the restraining order. In addition, our Italian legal counsel has informed us that LIGI has filed a motion for a permanent injunction, and our Italian legal counsel is reviewing this motion. We believe that our AstraPro software does not infringe the European Patents owned by LIGI, and we intend to vigorously defend our rights to distribute our AstaPro software in the European markets. Management believes that the outcome of this litigation will not have a material adverse impact on LaserSight's business, financial condition or results from operations.

         VISX, INCORPORATED. On May 25, 2001 LaserSight settled the patent infringement action filed by Visx against LaserSight in November 1999 in the United States District Court for the District of Delaware. In connection with the resolution of this litigation LaserSight and Visx entered into a Settlement and License Agreement pursuant to which LaserSight received a license to patents held by Visx that relate to refractive excimer lasers, including United States Patents Nos. 4,718,418 and B1 5,108,388 and has agreed to pay a royalty for each procedure performed in the United States using a LaserSight refractive laser. As part of the agreement, Visx purchased a fully paid up license to U.S. Patent No. 4,784,135 (the Blum Patent). The amount of the royalty that we are required to pay Visx and the amount that Visx paid us for the fully paid-up license to the Blum Patent are confidential. A copy of the Settlement and License Agreement has been filed as Exhibit 10.62 to our Form 10-Q for the period ended June 30, 2001. The parties filed a stipulated order dismissing the patent infringement action on June 1, 2001.

         FORMER SHAREHOLDER OF TFG. On May 14, 2001, a motion for summary judgment was granted in favor of Michael R. Farris in connection with a lawsuit that was filed on November 12, 1999 in the U.S. District Court for the Eastern District of Missouri on behalf of a former shareholder of TFG, a wholly-owned subsidiary of LaserSight. The lawsuit named Mr. Farris, LaserSight's chief executive officer, as the sole defendant and alleged fraud and breach of fiduciary duty by Mr. Farris in connection with the redemption by TFG of the former shareholder's capital stock in TFG. At the time of the redemption, which redemption occurred prior to LaserSight's acquisition of TFG, Mr. Farris was the president and chief executive officer of TFG. LaserSight's Board of Directors authorized LaserSight to retain and, to the fullest extent permitted by the Delaware General Corporation Law, pay the fees of counsel to defend Mr. Farris, TFG and LaserSight in the litigation so long as a court had not determined that Mr. Farris failed to act in good faith and in a manner Mr. Farris reasonably believed to be in the best interest of TFG at the time of the redemption. The plaintiff appealed the U.S. District Court's order granting summary judgment in favor of Mr. Farris to the United States Court of Appeals for the 8th Circuit. The appeal was heard in January 2002; on March 13, 2002 the 8th Circuit reversed the District Court with respect to the starting date of the statute of limitations related to an allegation of fraud committed by a fiduciary. We have agreed to the terms of a settlement with the plaintiff. The terms of the settlement require three payments totaling $140,000. The first payment of $50,000 was paid in October 2002, the second payment of $45,000 is due in September 2003, and the third payment of $45,000 is due in March 2004. All of the payments are to be made without interest unless there were to be a default in payment in which event interest would accrue at 9%. During 2002, we recorded settlement expense of $140,000 related to this settlement.

         LAMBDA PHYSIK, INC. On January 20, 2000 a lawsuit was filed in the Circuit Court of Broward County, Florida on behalf of Lambda Physik, Inc. ("Lambda") against LaserSight. The action alleges that we breached an agreement we entered into with Lambda for the purchase of lasers from Lambda. Lambda has requested approximately $1.9 million in damages, plus interest, costs and attorney's fees. After no activity for over a year, the plaintiff filed a motion in July 2002 to have the court set a trial date, which they set for December 2002. Subsequently, the plaintiff filed a motion for continuance of the trial to allow the parties an opportunity to settle the dispute. In October 2002, the court entered an order continuing the trial and will reschedule only upon the filing of a new notice for trial by either party. We believe that the allegations made by the plaintiff are without merit, and we intend to vigorously defend the action. Management believes that we have satisfied our obligations under the agreement and that this action will not have material adverse effect on our financial condition or results from operations.

         KREMER. On November 16, 2000 a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania on behalf of Frederic B. Kremer, M.D. and Eyes of the Future, P.C. The action alleges that LaserSight is in breach of certain terms and conditions of an agreement it entered into with Dr. Kremer relating to LaserSight's purchase of a patent from Dr. Kremer. Dr. Kremer has requested equitable relief in the form of a declaratory judgment as well as damages in excess of $1.6 million, plus interest, costs and attorney's fees. The parties have reached a verbal agreement to have this case dismissed without prejudice and have also agreed not to commence any proceedings for 180 days after entry of the order of dismissal for any claim or cause of action that has been or could have been asserted in this matter. A stipulated order of dismissal has been prepared but not yet filed. The parties have agreed to postpone discovery and attempt to agree on the final form of a settlement with the plaintiffs. The terms of the settlement agreement, as currently contemplated, will not require us to make any cash payments. LaserSight believes that the allegations made by the plaintiff are without merit, and intends to vigorously defend the action. Management believes that LaserSight has satisfied its obligations under the agreement and that this action will not have material adverse effect on tour financial condition or results from operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 25, 2002, at the Company's annual meeting of shareholders, the following members were elected to the Board of Directors:

                                        Votes For          Votes Against

     Michael R. Farris                 19,477,693             687,094
     Guy W. Numann                     19,585,838             578,949
     Francis E. O'Donnell, Jr., M.D.   19,517,763             647,024
     David T. Pieroni                  19,585,963             578,824

         On October 25, 2002, the holders of the Company's series H preferred stock elected the following members to the Company's Board of Directors:

                  Xian Ding Weng
                  Steven Shi
                  Ying Zhi Gu

         A proposal to appoint KPMG LLP as auditors was ratified as follows:

                  Votes for                  19,710,715
                  Votes Against                 443,739
                  Abstain                        10,333


                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock trades on The Nasdaq Stock Market(R) under the symbol LASEC. This is a conditional listing on the Nasdaq SmallCap Market where the fifth character "C" was appended to LaserSight's symbol, effective with the open of business on March 5, 2003, when the trading symbol for LaserSight's securities was changed from LASE to LASEC. The "C" will be removed from the symbol if and when Nasdaq has confirmed compliance with the terms of an exception related to our bid price being less than $1.00 and all other criteria necessary for continued listing. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices for our common stock on The Nasdaq Stock Market.

         2001:                          High        Low
         ----                           ----        ---
         First Quarter                 $2.47      $1.00
         Second Quarter                 3.00       1.28
         Third Quarter                  2.33       1.00
         Fourth Quarter                 1.87       0.47

         2002:
         ----
         First Quarter                  0.81       0.45
         Second Quarter                 0.63       0.07
         Third Quarter                  0.44       0.04
         Fourth Quarter                 0.33       0.16

         On March 28, 2003, the closing sale price for our common stock on the Nasdaq National Market was $0.12 per share. As of March 24, 2003, LaserSight had 27,841,941 shares of common stock outstanding held by approximately 294 stockholders of record and, to our knowledge, approximately 8,032 total stockholders, including stockholders of record and stockholders in "street name."

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

         As of March 28, 2003, we have not accrued any obligation to issue Royalty Shares. We cannot assure you that any issuance of Royalty Shares will be accompanied by an increase in our per share operating results. We are not obligated to pursue strategies that may result in the issuance of Royalty Shares and, in fact, late in 2000 we abandoned the LaserSight Centers strategy due to industry conditions and our increased focus on development and commercialization of our refractive products.

         MARCH 1999 PRIVATE PLACEMENT WARRANTS. In connection with our sale of common stock in March 1999, we issued the purchasers warrants to purchase a total of 225,000 shares of common stock at an exercise price of $5.125 per share, the closing price of the Company's common stock on March 22, 1999. The warrants have a term of five years. As of March 28, 2003, 45,000 of such warrants had been exercised and 180,000 of such warrants remained outstanding.

         CONSULTING WARRANTS. On February 22, 1999, in connection with a consulting services agreement that we entered into with Guy Numann, we issued warrants to purchase a total of 67,500 shares of our common stock at a price of $5.00 per share. One-third of the warrants become vested on each annual anniversary of the grant until all the warrants are vested. The warrants are exercisable at any time prior to February 22, 2004. As of March 28, 2003, all of such warrants had vested and remained outstanding.

         SEPTEMBER 2000 PRIVATE PLACEMENT WARRANTS. In connection with our sale of common stock in September 2000, we issued the purchasers warrants to purchase a total of 600,000 shares of common stock at an exercise price of $3.60 per share. The warrants have a term of three years. As of March 28, 2003, all such warrants remained outstanding.

         HELLER WARRANTS. In connection with our March 2001 loan agreement with Heller Healthcare Finance, Inc., we issued the Heller warrants to purchase a total of 243,750 shares of common stock at an exercise price of $3.15 per share. The warrants have a term of three years. As of March 28, 2003, all such warrants remained outstanding.

        FORMER HOLDERS OF SERIES C PREFERRED STOCK. For as long as the former series C preferred stockholders own at least 5% of our outstanding common stock, such holders have the right, subject to the exceptions noted below, to participate in any below-maarket equity financing transaction so as to maintain their percentage ownership level of common stock at the same level as immediately prior to the closing of any such financing. This right to participate in certain below-market third party financings does not include:

          o the grant of options or warrants, or the issuance of securities, under any employee or director stock option, stock purchase or restricted stock plan;
          o the issuance of common stock pursuant to any contingent obligation existing as of June 5, 1998;
          o the issuance of securities upon the exercise or conversion of options, warrants or other convertible securities outstanding as of June 5, 1998;
          o the declaration of a rights dividend to holders of common stock in connection with the adoption of a stockholder rights plan;
          o the issuance of securities in connection with a merger, acquisition, join ventiure or similar arrangement; or
          o    a public offering of our securities.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The summary financial information as of and for each of the years in the five-year period ended December 31, 2002 is derived from our consolidated financial statements for such years. The financial data presented below have been reclassified to include the gain on sale of patent and litigation settlement expenses in results from operations.

                                           (In thousands, except for per share amounts)
                                       2002       2001       2000       1999       1998
                                       ----       ----       ----       ----       ----
Net sales                             10,502   $ 17,419   $ 33,697   $ 21,374   $ 17,080
Gross profit                           4,753     10,034     18,892     11,753     11,031
Loss from operations                 (13,258)   (22,761)   (21,922)   (14,390)   (10,917)
Loss from continuing operations      (13,569)   (22,663)   (21,021)   (13,712)   (11,109)
Net loss                             (13,569)   (26,190)   (21,430)   (14,424)   (11,882)
Conversion discount on
    preferred stock                     (354)        --         --         --       (859)
Dividends and accretion on
    preferred stock                       --         --         --         --     (2,752)
Loss attributable to common
    stockholders                     (13,923)   (26,190)   (21,430)   (14,424)   (15,493)
Basic loss per common share            (0.51)     (1.04)     (1.02)     (0.89)     (1.26)
Diluted loss per share                 (0.51)     (1.04)     (1.02)     (0.89)     (1.26)

Working capital                        2,940     13,864     20,680     21,648     14,875
Total assets                          23,108     36,310     51,876     49,379     43,873
Long-term obligations                     --      2,926        110        100        560
Stockholders' equity                   3,898     15,472     37,335     39,578     34,015


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of LaserSight's consolidated results of operations and consolidated financial position should be read in conjunction with the Selected Consolidated Financial Data and LaserSight's consolidated financial statements, including the notes thereto, appearing elsewhere in this report. We have significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations and our auditors have indicated that our recurring losses from operations and net capital deficiency raises substantial doubt about our ability to continue as a going concern. See "Liquidity and Capital Resources" and "Risk Factors and Uncertainties-We have experienced significant losses and operating cash flow deficits and we expect that operating cash flow deficits will continue and absent further financing or significant improvement in sales, potentially result in our inability to continue operations."

         All references to years are to LaserSight's fiscal years ended December 31, 2002, 2001 and 2000, unless otherwise indicated.

OVERVIEW

         LaserSight's loss attributable to common stockholders for 2002 was $13,922,580, or $0.51 per basic and diluted common share, on net sales of $10,502,135, while the net loss for 2001 was $26,189,692, or $1.04 per basic and diluted common share, on net sales of $17,418,875. The net losses are primarily attributable to a decline in sales of our excimer laser systems.

         LaserSight is principally engaged in the manufacture and supply of microspot scanning excimer laser systems, software for custom ablation planning and programming, diagnostic products for precision measurements of the eye, keratomes, keratome blades and other related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of approximately 400 scanning laser systems outside the U.S., including over 200 of our LaserScan LSX laser systems.

         CHINA TRANSACTION

         In July 2002, we signed a non-binding letter of intent with a company based in the People's Republic of China that specializes in advanced medical treatment services, medical device distribution and medical project investment. Definitive agreements relating to the China transaction were executed on August 15, 2002, establishing a strategic relationship that includes the commitment to purchase at least $10.0 million worth of our products during the 12-month period ending August 15, 2003, distribution of our products in mainland China, Hong Kong, Macao and Taiwan, and a $2.0 million investment in LaserSight. The investment was completed in October 2002 by issuance, in exchange for the $2.0 million payment, of Series H convertible preferred stock that, subject to certain restrictions, could be converted into 18,561,294 shares of our common stock and result in the purchaser holding approximately 40% of our common stock. The products purchased will be paid by irrevocable letters of credit, confirmed by a U.S. bank and payable upon our shipment of products and presentation of shipping documents. The Company started shipping products under this agreement in August 2002. Through December 31, 2002, approximately $2.7 million worth of products were sold under these agreements. However, we expect to continue to incur a loss and a deficit in cash flow at least through the first quarter of 2003. Our current product production and shipments are focused on satisfying our delivery requirements with respect to the China group. Additional production will depend on the future availability of cash and the timing of our receipt of the committed $5.5 million letter of credit, as our cash position requires us to focus on product for the China group in order to produce and ship the product necessary to collect on the committed letter of credit.

         We have also licensed our `504 scanning patent to other participants in the excimer laser industry. For information regarding our export sales and operating revenues, operating profit (loss) and identifiable assets by industry segment, see Note 15 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results. The percentages presented below have been reclassified to include the gain on sale of patent and litigation settlement expenses in results from operations.

                                                                            Percentage Increase (Decrease)
                                       As a Percentage of Net Sales               Over Prior Periods
                                         Year Ended December 31,                Year Ended December 31,
                                        2002       2001       2000           2001 to 2002    2000 to 2001
                                        ----       ----       ----           ------------    ------------
Statements of Operations Data:
Net revenues:
  Refractive products                   89.5%      75.1%      92.2%             (28.1)%          (57.9)%
  Patent services                       10.5        2.2        7.8              181.1            (85.1)
  Gain on sale of patent                  --       22.7         --             (100.0)           100.0
                                       -----      -----      -----
    Net revenues                       100.0      100.0      100.0              (39.7)           (48.3)
Gross profit (1)                        45.3       57.6       56.1              (52.6)           (46.9)
Research, development and
    regulatory expenses (2)             12.6       18.8       13.7              (59.7)           (29.2)
Other general and administrative
    expenses                           122.0      136.4       65.2              (46.1)             8.2
Selling-related expenses (3)            31.2       26.8       22.6              (29.8)           (38.7)
Amortization of intangibles              4.4        2.9        7.0               (8.5)           (78.7)
Litigation settlement expense            1.3        3.4        0.4              (76.3)           338.0
Impairment loss                           --         --       12.2                N/M           (100.0)
                                      ------     ------     ------
Loss from operations                  (126.2)    (130.7)     (65.0)             (41.7)             3.8

--------------------------------------------------------------------------------

N/M  Not meaningful.

1. As a percentage of net revenues, the gross profit for refractive products only for each of the three years ended December 31, 2002, 2001 and 2000 were 39%, 44% and 52%, respectively.

2. As a percentage of refractive product net revenues, research, development and regulatory expenses for each of the three years ended December 31, 2002, 2001 and 2000 were 14%, 25% and 15%, respectively.

3. As a percentage of refractive product net revenues, selling-related expenses for each of the three years ended December 31, 2002, 2001 and 2000 were 35%, 36% and 25%, respectively.

QUARTERLY RESULTS OF OPERATIONS

         The following table sets forth selected items from our quarterly financial results (in thousands, except for per share amounts).

                                                  2001                                        2002
                                                  ----                                        ----
                               1st Qtr    2nd Qtr    3rd Qtr    4th Qtr    1st Qtr    2nd Qtr    3rd Qtr    4th Qtr
                               -------    -------    -------    -------    -------    -------    -------    -------
Net sales                      $ 4,148      7,153      2,126      3,992      1,973      1,896      2,750      3,883
Gross profit                     2,223      5,601        744      1,466        581        854      1,333      1,985
Loss from continuing
    operations                  (2,385)    (8,621)    (6,423)    (5,234)    (5,079)    (4,400)    (2,452)    (1,638)
Loss from discontinued
    operations                     (87)       (59)       (93)    (3,288)        --         --         --         --
Net loss                        (2,472)    (8,680)    (6,516)    (8,522)    (5,079)    (4,400)    (2,452)    (1,638)
Loss attributable to common
    shareholders                (2,472)    (8,680)    (6,516)    (8,522)    (5,079)    (4,400)    (2,452)    (1,992)
Loss per common share-basic
    and diluted                $ (0.11)     (0.36)     (0.25)     (0.32)     (0.19)     (0.16)     (0.09)     (0.07)
Weighted average shares
    outstanding                 23,514     24,135     26,392     26,438     26,488     27,003     27,842     27,842


         YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         REVENUES. Net revenues for the year ended December 31, 2002 decreased by $6.9 million, or 40%, to $10.5 million from $17.4 million in 2001.

         During the year ended December 31, 2002, refractive products revenues decreased $3.7 million, or 28%, to $9.4 million from $13.1 million in 2001. This revenue decrease was primarily the result of decreased sales of our excimer laser systems. During the year ended December 31, 2002, excimer laser system sales accounted for approximately $6.4 million in revenues compared to $11.4 million in revenues in 2001. During the year ended December 31, 2002, 28 laser systems were sold compared to 46 laser systems sold during 2001. Of this $5.0 million reduction in laser system sales, approximately $0.5 million resulted from lower average selling prices, which decreased approximately 8% from 2001.

         Net revenues from patent services for the year ended December 31, 2002 increased approximately $0.7 million, or 181%, to $1.1 million from $0.4 million in 2001, due to non-exclusive license agreements we entered into in late 2001 and early 2002. Revenues in 2001 also included a one-time net gain, after expenses associated with the sale, of $4.0 million from the sale of U.S. Patent No. 4,784,135 (Blum Patent) in March 2001. The patent was sold for $6.5 million and, prior to the sale, had a book value of approximately $2.4 million.

         Geographically, China became our most significant market during 2002, with $4.7 million in revenue ($2.7 million of which resulted from the China transaction beginning in August 2002). U.S. revenues continued to decline, approximately $2.8 million lower than 2001 levels, as we await FDA approval for the treatment of hyperopia with or without astigmatism.

         COST OF REVENUES; GROSS PROFIT. For the year ended December 31, 2002 and 2001, gross profit margins were 45% and 58%, respectively. The gross margin decrease during the year ended December 31, 2002 was primarily attributable to the gain on the sale of the Blum Patent in 2001 and decreased sales and lower average selling prices of the our excimer laser system, causing overhead to be a higher percentage of sales. Excluding the gain on the sale of patent, the gross profit margin was 45% in 2001. The decreased number of laser sales resulted in a decrease in general overhead expenses of $0.8 million from 2001.

         RESEARCH, DEVELOPMENT AND REGULATORY EXPENSES. Research, development and regulatory expenses for the year ended December 31, 2002 decreased approximately $2.0 million, or 60%, to $1.3 million from $3.3 million in 2001. While decreasing our expenses, we continued to develop our AstraMax diagnostic workstation and excimer laser systems and continued to pursue protocols in our effort to attain and expand our FDA approvals for our refractive products. If we have sufficient funds, we expect research and development expenses 2003 to be at levels similar to the latter half of 2002. If we have sufficient funds, we expect regulatory expenses will also be similar to or higher than the latter half of 2002 as a result of our continued pursuit of various FDA approvals, including pre-market approval supplements, and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA. The FDA has recently instituted a fee structure that will increase the cost of pursuing new or supplemental approvals.

         OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses for the year ended December 31, 2002 decreased $10.9 million, or 46%, to $12.8 million from $23.8 million in 2001. This decrease was primarily due to a decrease in expenses incurred at our refractive products subsidiary of approximately $11.0 million that resulted from cost reductions associated with the sales and marketing, customer support and professional services departments of $4.7 million, $1.9 million in cost reductions in other departments, $0.8 million in reduced bad debt expense, $0.7 million of reductions in our European operation and a reduction of $2.9 million in legal fees related to patent issues and litigation. The patent litigation, which accounted for a significant portion of those legal fees, was settled in May 2001, and we have experienced a significant decrease in our legal expenses since that time. Conversely, we incurred approximately $0.7 million in severance costs during 2002 related to staffing reductions.

         SELLING-RELATED EXPENSES. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the year ended December 31, 2002 decreased $1.4 million, or 30%, to $3.3 million from $4.7 million during 2001. This decrease was primarily attributable to a $0.5 million decrease in sales commissions resulting from lower sales and a higher percentage of sales to distributors net of commissions and a decrease of $0.9 million of warranty expense primarily related to decreased laser system sales and the terms on those sales.

         AMORTIZATION OF INTANGIBLES. During the year ended December 31, 2002, costs relating to the amortization of intangible assets decreased $43,000, or 9%, to $460,000 from $503,000 in 2001. This decrease was due to the sale of a patent in March 2001 that had an unamortized book value of approximately $2.4 million. Items directly related to the amortization of intangible assets are acquired technologies, patents and license agreements.

         LITIGATION SETTLEMENT EXPENSE. During the year ended December 31, 2002, litigation settlement expenses include $140,000 related to the settlement of litigation with a former shareholder of TFG while 2001 includes approximately $0.6 million in payments related to the May 2001 settlement of patent litigation.

         LOSS FROM OPERATIONS. The operating loss for the year ended December 31, 2002 was $13.3 million compared to the operating loss of $22.8 million in 2001. This decrease in the loss from operations was primarily due to reductions in operating expenses that more than offset the decrease in sales and related margins of our excimer laser systems.

         OTHER INCOME AND EXPENSES. Interest and dividend income for the year ended December 31, 2002 was $0.3 million, a decrease of $0.3 million from 2001. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense for the year ended December 31, 2002 was $0.6 million, an increase of $0.1 million over 2001 as a result of our loan transaction with Heller in March 2001.

         INCOME TAXES. For the years ended December 31, 2002 and 2001, LaserSight had no income tax expense.

         DISCONTINUED OPERATIONS. Costs related to the discontinued operations of the health care services segment were $3.5 million during the year ended December 31, 2001. There were no such costs during 2002.

         NET LOSS. Net loss for the year ended December 31, 2002, was $13.6 million compared to a net loss of $26.2 million in 2001. The decrease in net loss for the year ended December 31, 2002 can be attributed to the significant reductions in our operating expenses partially offset by the decrease in sales of our excimer laser systems and the gain generated by the sale of the Blum Patent in March 2001.

         LOSS PER SHARE. The loss per basic and diluted share was $0.51 for the year ended December 31, 2002 and $1.04 for in 2001. Since the beginning of 2001, the weighted average shares of common stock outstanding increased primarily due to the conversion of preferred stock during May 2002 and the issuance of common stock related to our July 2001 financing.

         YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         REVENUES. Net revenues for the year ended December 31, 2001 decreased by $16.3 million, or 48%, to $17.4 million from $33.7 million in 2000.

         During the year ended December 31, 2001, refractive products revenues decreased $18.0 million, or 58%, to $13.1 million from $31.1 million in 2000. This revenue decrease was primarily the result of decreased sales of the LaserScan LSX excimer laser system. During the year ended December 31, 2001, excimer laser system sales accounted for approximately $11.4 million in revenues compared to $27.5 million in revenues in 2000. During the year ended December 31, 2001, 46 laser systems were sold compared to 90 laser systems sold in 2000. The reduction in laser sales is primarily attributable to the delayed FDA approval of our laser in the U.S. for the treatment of astigmatism and the general economic slowdown in many regions of the world. Of this $16.1 million reduction in laser system sales, approximately $2.7 million resulted from lower average selling prices, which decreased approximately 19% from 2000.

         Net revenues from patent services for the year ended December 31, 2001 decreased approximately $2.2 million, or 85%, to $0.4 million from $2.6 million in 2000, due to the March 2001 sale of most rights associated with the Blum

Patent. Revenues in 2001 also included a one-time net gain, after expenses associated with the sale, of $4.0 million from the sale of U.S. Patent No. 4,784,135 (Blum Patent) in March 2001. The patent was sold for $6.5 million and, prior to the sale, had a book value of approximately $2.4 million.

         Geographically, U.S. revenues declined approximately $11.9 million from 2000 to 2001 as a result of delayed FDA approvals. International market revenues declined about $6.1 million due to general economic slow downs and the impact of September 11.

         COST OF REVENUES; GROSS PROFIT. For the year ended December 31, 2001 and 2000, gross profit margins were 58% and 56%, respectively. The gross margin increase during the year ended December 31, 2001 was primarily attributable to the gain of $4.0 million on the sale of the Blum Patent, largely offset by decreased sales and lower average selling prices of the LaserScan LSX excimer laser system, causing overhead to be a higher percentage of sales. In addition, royalty revenues decreased in 2001 as a result of the sale of the Blum Patent in March 2001. The decreased number of laser sales resulted in lower raw material costs relating to the LaserScan LSX excimer laser system of $4.9 million and there was a decrease in our inventory obsolescence reserve of $0.9 million from 2000.

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

         LITIGATION SETTLEMENT EXPENSE. During the year ended December 31, 2001, litigation settlement expenses includes approximately $0.6 million in payments related to the May 2001 settlement of patent litigation, an increase of approximately $0.5 million over the $135,000 related to the settlement of litigation in 2000.

         LOSS FROM OPERATIONS. The operating loss for the year ended December 31, 2001 was $22.8 million compared to the operating loss of $21.9 million in 2000. This increase in the loss from operations was primarily due to the decrease in sales of our LaserScan LSX excimer laser system and an increase in other general and administrative expenses related to our refractive products operations, offset by the gain on the sale of the Blum Patent in March 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

         LaserSight had approximately $1.6 million of cash and cash equivalents available, as of March 28, 2003, to fund continuing operations. Definitive agreements relating to the China transaction were executed in August 2002 and include a commitment by the China-based group to purchase $10.0 million of lasers and other products over the 12-month period ending August 15, 2003 and an equity investment in LaserSight of $2.0 million. We started shipping products under this agreement in August 2002 and received the equity investment in October 2002. Our current product production and shipments are focused on meeting the needs of the China group. Additional production will depend on the future availability of cash and the timing of our receipt of the $5.5 million letter of credit, as our cash position requires us to focus on satisfying our delivery requirements with respect to the China group in order to produce and ship the product necessary to collect on the promised letter of credit. See "Business--Present Situation." Management continues undertaking steps as part of a plan to attempt to continue to improve liquidity and operations. These steps include seeking (a) to increase sales; and (b) to control overhead costs and operating expenses.

         With the new revenues being generated as a result of the China transaction and projected sales to other customers, management expects LaserSight's cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet its anticipated operating cash requirements for the next several months. This expectation is based upon assumptions regarding cash flows and results of operations over the next several months and is subject to substantial uncertainty and risks beyond our control. If these assumptions prove incorrect, the duration of the time period during which LaserSight could continue operations could be materially shorter. We continue to face liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. To continue our operations, we will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history. While we are working to achieve these improved results, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures. We are currently unable to borrow under our revolving credit facility.

         The risks and uncertainties regarding management's expectations are also described under the heading "Risk Factors and Uncertainties--Financial and Liquidity Risks."

         Our working capital remains positive (approximately $1.0 million as of the end of February 2003), though the timing of the conversion of our current assets into cash is not totally in our control. For example, we cannot dictate the timing of the collection of our accounts receivable with our customers and converting our inventory into cash is dependent on our ability to generate new sales of our products and collect the sales price in a timely manner. While to date we have been able to negotiate payment terms with our suppliers and other creditors, there is no assurance that we can continue to do so.

         Our expectations regarding future working capital requirements and our ability to continue operations are based on various factors and assumptions that are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in LaserSight incurring unforeseen expenses, being unable to deliver under the China transaction purchase order, being unable to generate additional sales, to collect new and outstanding accounts receivable, to control expected expenses and overhead, or to negotiate payment terms with creditors, and we would likely be unable to continue operations. Even if we succeed in our attempt to secure additional funds, we cannot assure you that we will be able to generate increased revenues and collections to fund required cash expenditures in a timely manner.

         Given our present financial position, the extent of previous efforts to sell assets or access capital, the China transaction and the possible additional transaction with our largest shareholder who currently owns our series H preferred stock which, upon conversion, would result in this shareholder owning approximately 40% of our common stock (see "Business--Recent Developments--China Letter of Intent"), it is unlikely that there will be any other buyer, strategic partner or major investor.

         Our principal sources of funds have historically been from sales of preferred stock and common stock, sales of subsidiaries and patent rights and, to a lesser extent, our operating cash flows. We issued equity securities totaling approximately $14.8 million in 1997, $15.8 million in 1998, $8.9 million in 1999, $19.1 million in 2000, $3.0 million in 2001 and $2.0 million in 2002, and received proceeds from the exercise of stock options, warrants and our Employee Stock Purchase Plan of approximately $98,000 in 1997, $0.5 million in 1998, $10.4 million in 1999, $85,000 in 2000, $67,000 in 2001 and $1,000 in
2002. In addition, we sold subsidiaries and various patent rights, resulting in proceeds to us of approximately $10.5 million in 1997, $12.7 million in 1998 and $6.5 million in 2001. Additionally, we received $5.0 million in 2001 and $2.6 million in 2002 for paid up licenses to our `504 Scanning Patent, which will be amortized to revenue over the life of the patent, approximately 10 years. We have principally used these capital resources to fund operating losses, working capital requirements, capital expenditures, acquisitions and retirement of debt. At December 31, 2002, we had an accumulated deficit of $99.4 million.

         On March 1, 2001, we completed the sale of U.S. Patent No. 4,784,135 (Blum Patent) for a cash payment of $6.4 million, net of related expenses. We retained a non-exclusive royalty free license under the patent, which relates to the use of ultraviolet light for the removal of organic tissue. Our net book value of the patent at the date of the sale was approximately $2.4 million.

         On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with Heller. We borrowed $3.0 million under the term loan at an annual rate equal to two and one-half percent (2.5%) above the prime rate. Interest is payable monthly. As of March 28, 2003, the outstanding principal on our term loan is approximately $2.1 million. Under the credit facility, we have the option to borrow amounts at an annual rate equal to one and one-quarter percent (1.25%) above the prime rate for short-term working capital needs or such other purposes as may be approved by Heller. Borrowings are limited to 85% of eligible accounts receivable related to U.S. sales. Eligible accounts receivable will primarily be based on future U.S. sales, which are not expected to increase as a result of our decision to not actively market our laser in the U.S. until we receive additional FDA approvals. See "Industry and Competitive Risks--We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals." At the present time, we do not have the ability to borrow under the credit facility. Borrowings under the loans are secured by substantially all of the Company's assets. The term loan and credit facility require us to meet certain covenants, including the maintenance of a minimum net worth. In addition to the costs and fees associated with the transaction, we issued to Heller a warrant to purchase 243,750 shares of common stock at an exercise price of $3.15 per share. The warrant expires on March 12, 2004.

         On August 15, 2002, Heller provided a waiver of our failure to comply with certain financial covenants under our loan agreement pending the funding of the equity portion of the China transaction. Upon receipt of the equity investment in October 2002, revised covenants became effective that decreased the required minimum level of net worth to $2.1 million, decreased minimum tangible net worth to negative $2.8 million and decreased minimum quarterly revenues during the third quarter of 2002 to $2.5 million, the fourth quarter of 2002 to $4.2 million and the first quarter of 2003 to $5.3 million. In exchange for the waiver and revised covenants, we paid $150,000 in principal to Heller upon the receipt of the equity investment in October 2002 and agreed to increase other monthly principal payments to $60,000 in October 2002 and $40,000 during each of November and December 2002 and January 2003, with the remaining principal due on March 12, 2003.

         On March 12, 2003, our loan agreement with Heller was extended 30 days from March 12, 2003 to April 11, 2003. On March 31, 2003, our loan agreement with Heller was amended again. In addition to the amendment, Heller waived our failure to comply with the net revenue covenant for the fourth quarter of 2002. In exchange for the amendment and waiver, we will pay approximately $9,000 in fees to Heller and agreed to increase our monthly principal payments to $45,000 beginning in April 2003. Revised covenants became effective that decreased the minimum level of net worth to $1.0 million, minimum tangible net worth to negative $4.0 million and minimum quarterly net revenue during 2003 to $2.0 million. In addition, we have agreed to work in good faith with Heller to adjust these covenants by May 31, 2003 based in part on our first quarter 2003 financial results. The remaining principal balance will be due on September 12, 2004.

         In October 2002, we completed a $2.0 million private placement of series H convertible participating preferred stock.

         In July 2001, we completed a $3.0 million private placement of series F convertible participating preferred stock.

         Our working capital decreased $11.0 million from $13.9 million at December 31, 2001 to $2.9 million as of December 31, 2002. This decrease in working capital resulted primarily from the net loss of $13.6 million offset by cash generated from the October 2002 private placement.

         Operating activities used net cash of $2.7 million during the year ended December 31, 2002, compared to $17.7 million during the year ended December 31, 2001. We expect to incur a loss and a deficit in cash flow from operations for the first half of 2003. There can be no assurance that we can regain or sustain profitability or positive operating cash flow in any subsequent fiscal period. Net cash used by investing activities of $23,000 during the year ended December 31, 2002, can be attributed primarily to the purchase of assets. As of December 31, 2002, we had no significant commitments for capital expenditures. Net cash provided from financing activities during the year ended December 31, 2002 of $1.0 million can be attributed to the $2.0 million private placement in October 2002, described above and principal payments of $1.0 million on our term debt.

         There can be no assurance as to the correctness of the other assumptions underlying our business plan or our expectations regarding our working capital requirements or our ability to continue operations.

         Our ability to continue operations is based on factors including: the success of our sales efforts in China where our efforts are primarily focused at this time, the uncertain timing of additional supplemental FDA approvals for our LaserScan LSX excimer laser system (which has resulted in our decision to not actively market our laser system in the U.S. until additional FDA approvals are received), potential growth in laser sales after receipt of further FDA approvals, collection on our outstanding accounts receivable and the ability to purchase the necessary inventory when sales increase, our present inability to borrow under our revolving credit facility and the absence of unanticipated product development and marketing costs. Our current product production and shipments are focused on meeting the needs of the China group. Additional production will depend on the future availability of cash and the timing of our receipt of the committed $5.5 million letter of credit, as our cash position requires us to focus on product for the China group in order to produce and ship the product necessary to collect on the committed letter of credit. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance" and "--We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals." These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control and no assurances can be given that these expectations will prove correct. Similarly, our long-term liquidity will be dependent on the growth of sales in China and eventually Europe and the successful entrance into the U.S. market of our laser systems, the successful entrance into U.S. and international markets of our diagnostic workstation and our ability to collect our receivables on a timely basis.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits Restructuring." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. We will be required to implement Statement No. 146 on January 1, 2003. The adoption of Statement No. 146 is not expected to have a material effect on our consolidated financial statements.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-base employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to our consolidated financial statements for the periods ended December 31, 2002.

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

         REVENUE RECOGNITION

         We derive our revenue from primarily two sources: (i) product revenue and (ii) royalty revenue. The Company recognizes revenue on its products upon shipment, provided that the persuasive evidence of an arrangement is in place, the price is fixed or determinable, collectibility is reasonably assured, and title and risk of ownership have been transferred. Transfer of title and risk of ownership occurs when the product is shipped to the customer as there are no customer acceptance provisions in our sales agreements. Should management determine that customer acceptance provisions are modified for certain future transactions, revenue recognition in future reporting periods could be affected. Royalty revenue from the license of patents owned is recognized in the period earned. When we issue paid-up licenses, the revenue is recognized over the remaining life of the patent licensed on a straight-line basis. Revenues in multiple element arrangements are allocated to each element based upon the relative fair values of each element, based upon published list prices in accordance with Emerging Issues Task Force (EITF) 00-21, "Revenue Arrangements with Multiple Deliverables." We recognize revenue from sales of its topography software in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" as amended by SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." In addition to the criteria listed above, revenue is recognized when the arrangement does not require significant customization or modification of the software.

         PRODUCT WARRANTY RESERVES

         We provide for the estimated costs of product warranties at the time revenue is recognized. Our estimate of costs to service the warranty obligations is based on historical experience, including the types of service/parts required to repair our products, the frequency of warranty calls, and the component cost of the raw materials and overhead. Management believes that the warranty reserve is appropriate, however, to the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty liability would be required.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         We must make estimates of the uncollectibility of our accounts and notes receivable balances. We estimate losses based on the overall economic climate in the countries where our customers reside, customer credit-worthiness, and an analysis of the circumstances associated with specific accounts which are past due. Our accounts and notes receivable balance was $6.6 million, net of allowance for doubtful accounts of $5.5 million, as of December 31, 2002. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We continually evaluate the adequacy of our allowance for doubtful accounts.

         Our receivable turnover ratio declined from 2.3 during 2000 to 0.9 during 2001 (excluding our gain on sale of patent), primarily as a result of lower U.S. revenues during 2001, and increased to 1.1 during 2002, resulting from receivables declining faster than revenues.

         We sell products to customers, at times extending credit for such sales. Exposure to losses on receivables is principally dependent on each customer's financial condition and their ability to generate revenue from our products. We monitor our exposure for credit losses and maintain allowances for anticipated losses.

         The increases in the provision for bad debts relates to establishing allowances for uncollectible receivables from prior period sales. The increases are the result of events and circumstances that could not realistically be foreseen at the time sales were completed. In addition, during our recent period of declining revenues, the relationship between the bad debts that resulted from these events compared to lower revenues is magnified. Such events and circumstances include FDA approvals on our laser system that took longer than anticipated, economic downturns in certain countries or regions of the world and the terrorist attacks that affected personal spending decisions, and thus the business levels of many of our customers. Some of these items are always possible, and have been disclosed by the Company in times past as risk factors. Others could not be foreseen without the benefit of hindsight.

         We anticipate collection at the time of shipment of each of our products for two main reasons. First, our laser system is a revenue producing product for our customers; the more it's used, the more revenue physicians can generate. Second, our laser system provides for periodic passwords to customers who have payment plans. Therefore, if a customer owes us money and wants to use his system, the customer will need to pay the amount owed in order to use the laser system beyond a designated period of time. This control has been successfully used in many cases to ensure payment. However, in some cases, magnified by the economic other factors facing us and some of our customers over the last couple of years, the inability to use the laser was not enough incentive to force payment.

         In response, we have implemented certain changes over the course of the last year in response to the world events and in an effort to improve the collectibility of our sales, which are primarily in international markets. The changes generally involve significantly higher down payments prior to shipping and shorter payment terms for the balance of the sales price of laser systems. Therefore, the Company expects its bad debt levels to be reduced in the future while revenues are anticipated to increase. Some of the increased revenues are resulting from the China transaction. The payment for these sales is covered under irrevocable letters of credit, providing for payment upon the presentation of shipping documents.

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

         Our inventory turnover ratio declined from 1.4 during 2000 to 0.6 during both 2001 and 2002, primarily as a result of lower sales and correspondingly lower cost of sales. From December 31, 2000 to December 31, 2002, our inventory has decreased by approximately 26%. Our current sales pricing continues to be well above our cost of materials plus overhead for all products. In addition, the prospects of increased sales resulting from the China transaction and custom ablation, as well as ongoing warranty, service contract and parts sales needs, provide a reasonable basis for the conclusion that our existing inventory is recoverable.

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

         Sales to the China group are secured by letters of credit and payable upon shipment of products and presentation of shipping documents. Upon reentering the U.S. market, we expect that sales of our laser systems will generally be to customers with approved credit, and we anticipate that the purchase price for such laser systems will generally be paid to us within 60 days of shipment. In international markets, unless a letter of credit or other acceptable security has been obtained, we generally require a down payment or deposit from our laser system customers. On occasion, it is necessary to meet a competitor's more liberal terms of payment. In those and other cases, we may provide term financing. Our internally-financed sales with repayment periods exceeding 18 months (measured from the installation date) were 12 systems in 2000, 14 systems in 2001 and zero systems in 2002. In our experience, sales of major capital equipment such as excimer laser systems in certain areas, including much of South and Central America, often require payment terms ranging from 12 to 24 months. We have decreased our focus on those markets during 2002.

RISK FACTORS AND UNCERTAINTIES

         The business, results of operations and financial condition of LaserSight and the market price of our common stock may be adversely affected by a variety of factors, including the ones noted below:

FINANCIAL AND LIQUIDITY RISKS

         WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND OPERATING CASH FLOW DEFICITS AND WE EXPECT THAT OPERATING CASH FLOW DEFICITS WILL CONTINUE.

      In the last half of 2002, our revenues and operations improved, primarily as a result of our China transaction. The China transaction called for four quarterly letters of credit, each for $2.5 million and each payable upon the shipment of our products and the presentation of shipping documents. After providing the first letter of credit, the China group was delinquent on the second and third letters of credit, which were due in early December 2002 and March 2003, respectively. During March 2003, the China group advanced us $2.0 million and indicated that they would provide a letter of credit for approximately $5.5 million, representing the balance of the purchase order executed in August 2002. As a result of the delayed letters of credit, we limited our purchasing, including parts necessary to complete and ship some products and completed products and subassemblies with existing inventory to the extent possible. With the recent cash advance, we continue purchasing parts and components and are completing as much product as possible, resuming shipments when products are complete. Our current production and shipments are focused on satisfying our delivery requirements with respect to the China group. Additional production will depend on the future availability of cash and the timing of our receipt of the $5.5 million letter of credit, as our cash position requires us to focus on production and shipment to the China group in order to satisfy the cash advance and then collect on the letter of credit.

         As a result of the delayed letters of credit and resulting negative impact on cash, we continue to have significant liquidity and capital resource issues. Our revenues and operating results have improved during the last half of 2002, primarily due to our China transaction that resulted in $2.7 million of revenue during the last half of 2002. We need to increase sales to the China group and to other customers, and/or decrease expenses further before we will reach profitability or positive cash flow. Our future working capital requirements and our ability to continue operations are based on various factors and assumptions which are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in LaserSight being unable to generate additional sales or collect new and outstanding accounts receivable. Any such adverse developments may also result in the incurrence of unforeseen expenses or LaserSight being unable to control expected expenses and overhead. If we fail to generate additional sales and collect new and outstanding accounts receivable or incur unforeseen expenses or fail to control our expected expenses and overhead, we will be unable to continue operations in the absence of obtaining additional sources of capital.

         Our working capital remains positive (approximately $1.0 million as of the end of February 2003), though the timing of the conversion of our current assets into cash is not totally in our control. For example, we cannot dictate the timing of the collection of our accounts receivable with our customers and converting our inventory into cash is dependent on our ability to generate new sales with our products and collect the sales price in a timely manner. While to date we have been able to negotiate payment terms with our suppliers and other creditors, there is no assurance that we can continue to do so.

         We experienced significant net losses and deficits in cash flow from operations for the years ended December 31, 2002, 2001 and 2000, as set forth in the following table. We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future.

                                  Year Ended December 31,
                            2000              2001              2002
                            ----              ----              ----
Net loss                $21.4 million     $26.2 million     $13.6 million
Deficit in cash flow
  from operations       $15.7 million     $17.7 million     $ 2.7 million

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

         With respect to management's expectations regarding LaserSight's ability to continue operations for the expected period and the risks and uncertainties relating to those expectations, readers are encouraged to review the discussions under the captions "--If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses, and we may experience difficulty collecting restructured receivables with extended payment terms," "--Industry and Competitive Risks--We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals," "--Additional Company and Business Risks--Required per procedure fees payable to Visx under our license agreement may exceed per procedure fees collected by us," and "--Our supply of certain critical components and systems may be interrupted because of our reliance on a limited number of suppliers." These risks and uncertainties can affect LaserSight's ability to continue operations for the expected period in the absence of obtaining additional capital resources.

         IF WE FAIL TO MEET THE FINANCIAL COVENANTS IN OUR LOAN WITH HELLER, WE WILL NOT HAVE ENOUGH AVAILABLE CASH TO PAY THE AMOUNT OWED.

         Under the original terms of our term loan with Heller, we were required to pay Heller approximately $2.1 million in March 2003. On March 12, 2003, the due date was extended 30 days to April 11, 2003. On March 31, 2003, our loan agreement with Heller was amended again. In addition to the amendment, Heller waived our failure to comply with the net revenue covenant for the fourth quarter of 2002. In exchange for the amendment and waiver, we will pay approximately $9,000 in fees to Heller, and we have agreed to increase our monthly principal payments to $45,000 beginning in April 2003. Revised covenants became effective that decreased the minimum level of net worth to $1.0 million, minimum tangible net worth to negative $4.0 million and minimum quarterly net revenue during 2003 to $2.0 million. In addition, we have agreed to work in good faith with Heller to adjust these covenants by May 31, 2003 based on our first quarter 2003 financial results. The remaining principal balance will be due on September 12, 2004. If we are unable to meet the financial covenants of the Heller loan, Heller could declare us in default and require the entire principal balance to be due and payable, and it is unlikely we will have enough available cash to repay the debt, and we may not be able to continue our business operations.

         IF OUR UNCOLLECTIBLE RECEIVABLES EXCEED OUR RESERVES WE WILL INCUR ADDITIONAL UNANTICIPATED EXPENSES, AND WE MAY EXPERIENCE DIFFICULTY COLLECTING RESTRUCTURED RECEIVABLES WITH EXTENDED PAYMENT TERMS.

         Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $5.5 million at December 31, 2002, will be sufficient to cover the amount of our actual write-offs over time. At December 31, 2002, our net trade accounts and notes receivable totaled approximately $6.6 million, and accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, totaled approximately $1.8 million. Actual write-offs that exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customers' ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers.

         Our ability to evaluate the financial condition and revenue-generating ability of our prospective customers located outside of the U.S., and our ability to obtain and enforce legal judgments against customers located outside of the U.S., is generally more limited than for our customers located in the U.S. Our agreements with our international customers typically provide that the contracts are governed by Florida law. We have not determined whether or to what extent courts or administrative agencies located in foreign countries would enforce our right to collect such receivables or to recover laser systems from customers in the event of a customer's payment default. When a customer is not paying according to established terms, we attempt to communicate and understand the underlying causes and work with the customer to resolve any issues we can control or influence. In most cases, we have been able to resolve the customer's issues and continue to collect our receivable, either on the original schedule or under restructured terms. If such issues are not resolved, we evaluate our legal and other alternatives based on existing facts and circumstances. In many cases, we have concluded that the account should be reserved or written off as uncollectible based on the economic condition in the region and our understanding of the customer's business and related items. The reserves and write-offs are generally the result of events and circumstances that could not realistically be foreseen at the time sales were completed. In addition, during our recent period of declining revenues, the relationship between the bad debts that resulted from these events compared to lower revenues is magnified. Events and circumstances that impact our bad debt expense include FDA approvals on our laser system that took and are taking longer than anticipated, economic downturns in certain countries or regions of the world, including the U.S. and South and Central America, and the terrorist attacks that affected personal spending decisions of consumers, and thus the business levels of many of our customers. Accounts written off during the year ended December 31, 2002 and the year ended December 31, 2001 totaled approximately 22% and 10%, respectively, of ending receivables for each period. International revenues represented 83% of total revenues during 2002 and 56% during the year ended December 31, 2001 (the 2001 percentage was 71% excluding the gain on the sale of patent).

INDUSTRY AND COMPETITIVE RISKS

         The following Industry and Competitive Risks relate primarily to the longer term.

         WE DO NOT INTEND TO CONTINUE ACTIVELY MARKETING OUR LASERSCAN LSX LASER SYSTEM IN THE U.S. UNTIL WE RECEIVE ADDITIONAL FDA APPROVALS.

         We received the FDA approval necessary for the commercial marketing and sale of our LaserScan LSX excimer laser system in the U.S. in late 1999 and commercial shipments to customers in the U.S. began in March 2000. To date, our LaserScan LSX laser system and per procedure fee business model have not achieved a level of market acceptance sufficient to provide our cash flows from operations to fund our business. Our excimer laser system has not been approved by the FDA for use in the U.S. for as wide a range of treatments as have many of our competitors' lasers. Because of the limited treatment ranges many physicians have resisted purchasing our excimer laser. In order to become more competitive we need to obtain FDA approval to treat patients with farsightedness, farsightedness with astigmatism and mixed astigmatism. In the international market, however, these limitations on treatment ranges do not exist, and we can more effectively compete with other laser manufacturers. If we obtain FDA approval for expanded treatment ranges for our laser system in the U.S. we believe that we would be in a position to more effectively market our laser system to physicians. As a result of our current liquidity and capital resource issues, we have decided to focus on international markets, primarily China with our LaserScan LSX laser system and Europe with a custom ablation product line, and not to continue actively marketing our laser system in the U.S. until we receive additional FDA approvals.

         The current level of per procedure fees payable to us by existing refractive surgeon customers in the U.S. may not continue to be accepted by the marketplace or may exceed those charged by our competitors. If our competitors reduce or do not charge per procedure fees to users of their systems, we could be forced to reduce or eliminate the fees charged under this business model, which could significantly reduce our revenues. We are not aware of the existence of a current trend toward reducing or eliminating per procedure fees. In the spring of 2000 industry leader Visx reduced the per-procedure fees it was charging the users of its laser system. Since that time, to our knowledge there has been no trend to further reduce or eliminate per procedure fees. See also "--Additional Company and Business Risks--Required per procedure fees payable to Visx under our license agreement may exceed per procedure fees collected by us."

         WE CANNOT ASSURE YOU THAT OUR KERATOME PRODUCTS WILL ACHIEVE MARKET ACCEPTANCE.

         Keratomes are surgical devices used to create a corneal flap needed to perform a laser vision correction procedure called Laser In-Situ Keratomileusis, or LASIK. Once the corneal flapped is created, it is then flipped back, the excimer laser beam is directed to the exposed corneal surface, and the flap is placed back and re-adhered to the surface of the eye. We began to roll out our MicroShape family of keratome products with the commercial launch of our UltraEdge keratome blades in July 1999 and of our UniShaper single-use keratomes and control consoles in December 1999. We have suspended the manufacture and sale of our UniShaper keratome product. The decision to suspend the manufacture and sale of our UniShaper product was made after we encountered difficulties consistently meeting required tolerances utilizing injection-molded plastics in the manufacturing process and it became apparent that our potential customers preferred stainless steel, durable keratomes like our UltraShaper product. If we decide in the future to re-focus our efforts on the manufacture and sale of our UniShaper product, it will need to be reengineered, if possible, to include most or all of the features included in our UltraShaper keratome for the UniShaper to be commercially viable. In November 2001, we commercially released our UltraShaper durable keratomes after a thorough process of engineering refinement and validity testing. Our UltraShaper durable keratome incorporates the features found in the ACS keratome previously marketed by Bausch & Lomb, Inc. with new enhancements and features. However, Bausch & Lomb has not aggressively marketed or serviced the ACS since 1997 when we licensed the rights to commercially market keratomes based on the same technology, and has successfully transitioned a large number of refractive surgeons from the ACS to its Hansatome durable keratome product. We believe that many refractive surgeons learned to perform the LASIK procedure using the ACS and prefer the surgical technique required by the ACS, which is also used to operate our UltraShaper durable keratome, to the surgical technique required to operate the Hansatome keratome product. However, we cannot assure you that we will be successful in commercially introducing or achieving broad market acceptance of our UltraShaper durable keratome or our other keratome products.

         We have previously indicated that the successful implementation of our keratome product sales strategy was in part dependent upon our marketing and distribution alliance with Becton Dickinson. Due to the delay in the commercial launch of our UltraShaper durable keratome, we initiated discussions with Becton Dickinson in order to modify our manufacturing and marketing agreements. During 2001 we mutually agreed to terminate both agreements. If we cannot successfully market and sell our keratome products or if we are unable to successfully find a marketing and distribution alliance with another company, our ability to generate revenues from the sale of our keratome products will be impaired, and if we cannot finance our business operations through operating revenues we might not be able to continue our business. See also "--Additional Company and Business Risks--Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products."

         THE VISION CORRECTION INDUSTRY CURRENTLY CONSISTS OF A FEW ESTABLISHED PROVIDERS WITH SIGNIFICANT MARKET SHARES AND WE ARE ENCOUNTERING DIFFICULTIES COMPETING IN THIS HIGHLY COMPETITIVE ENVIRONMENT.

         The vision correction industry is subject to intense, increasing competition, and we do not know if we will be able to compete successfully against our current and future competitors. Many of our competitors have established products, distribution capabilities and customer service networks in the U.S. marketplace, are substantially larger and have greater brand recognition and greater financial and other resources than we do. Visx, the historical industry leader for excimer laser system sales in the U.S., sold laser systems that performed a significant majority of the laser vision correction procedures performed in the U.S. from 1999 through 2002. Similarly, Bausch & Lomb sold a significant majority of the keratomes used by refractive surgeons in the U.S. from 1999 through 2002. Alcon, one of the largest ophthalmic companies in the world, and its narrow beam laser technology platform also competes directly with our precision beam, scanning microspot LaserScan LSX excimer laser system. In addition, Alcon, as a result of its acquisition of Summit Autonomous Inc., is able to sell its narrow beam laser systems under a royalty-free license to certain Visx patents without incurring the expense and uncertainty associated with intellectual property litigation with Visx. Alcon also has the ability to leverage the sale of its laser systems with its other ophthalmic products, and has placed a significant number of its lasers systems in the U.S. Competitors are using our weak financial condition as a reason why a buyer shouldn't buy our laser.

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

         In the U.S., a manufacturer of excimer laser vision correction systems gains a competitive advantage by having its systems approved by the FDA for a wider range of treatments for refractive errors such as nearsightedness, farsightedness or astigmatism. A laser that has been approved for a wider range of treatments is more attractive because it enlarges the pool of laser correction candidates to whom laser correction procedures can be marketed. Initial FDA approvals of excimer laser vision correction systems historically have been limited to the treatment of low to moderate nearsightedness, with additional approvals for other and broader treatments granted only as a result of subsequent FDA applications and clinical trials. The range of treatments is generally described in terms of diopters. The term diopter is used to describe the measure of severity of the particular refractive error, and the greater the number expressed in terms of diopters, the more severe the refractive error. In addition, diopters that are expressed as a negative number represent the severity of nearsightedness and diopters that are expressed as a positive number reflect the severity of farsightedness.

         Our LaserScan LSX is currently approved for the LASIK treatment of nearsightedness with and without astigmatism for a range of treatment of refractive errors up to -6.0 diopters MRSE with or without a refractive astigmatism up to 4.5 diopters and for the Photorefractive Keratectomy, or PRK, treatment of low to moderate nearsightedness (up to -6.0 diopters) without astigmatism. In PRK, the refractive surgeon prepares the eye by gently removing the surface layer of the cornea called the epithelium. The surgeon then applies the excimer laser beam directly to the corneal surface reshaping the curvature of the cornea. Additionally, we have received FDA approval to operate our laser systems at a repetition rate of 300 pulses per second, three times the originally approved rate. We have submitted PMA supplements to the FDA to permit our laser systems sold to customers in the U.S. to utilize LASIK to treat farsightedness, farsightedness with astigmatism and mixed astigmatism. FDA approval of these applications is anticipated in 2003, though we cannot ensure if or when the approval will be received. Our ability to sell our laser systems in the U.S. may be severely impaired if the FDA does not give timely approval to these supplements. Visx and Alcon have received FDA approval, in 2001 and 2000, respectively, for the treatment of moderate levels of farsightedness with or without astigmatism and Visx received approval for the treatment of mixed astigmatism in 2001.

         Currently, excimer laser vision correction systems manufactured by Visx, Alcon, Bausch & Lomb and Nidek have been approved for higher levels of nearsightedness than the LaserScan LSX. Alcon's Apex Plus and Ladarvision Excimer Laser Workstations, Visx's Star S2 Excimer Laser System and Nidek's EC-5000 Excimer Laser System have received FDA approval for the LASIK treatment of nearsightedness with or without astigmatism. The approvals for many of the systems are for the correction of nearsightedness in the range of 0 diopters to -14.0 diopters and nearsightedness with astigmatism generally in the range of -0.5 diopters to -5.0 diopters. Bausch & Lomb's Technolas 217 excimer laser has also received FDA approval for the treatment of nearsightedness from -1.0 diopter up to -7.0 diopters with up to -3.0 diopters of astigmatism. The Visx and Alcon excimer laser systems are also approved for the treatment of moderate farsightedness. In September 2000, the FDA approved Alcon's Ladarvision system for the correction of farsightedness, using LASIK, of up to +6.0 diopters and an astigmatism range of up to 6.0 diopters. In October 2000, the FDA approved Visx's Star S2 and S3 systems for the correction using PRK of farsightedness of up to +5.0 diopters and an astigmatism range of up to 3.0 diopters. In February 2001, the FDA approved of Visx's Custom-Contoured Ablation Pattern Method for treatment of decentered ablations under a Humanitarian Device Exemption (HDE). An HDE authorizes the use and marketing of a device that is intended to benefit patients in the treatment of conditions that affect fewer than 4,000 individuals. In August 2002, Alcon announced the approval of its wavefront-guided laser eye surgery application for the treatment of nearsightedness between zero and -7.0 diopters. Competitors' earlier receipt of LASIK and farsightedness-specific FDA regulatory approvals could give them a significant competitive advantage that could impede our ability to successfully sell our LaserScan LSX system in the U.S. Our failure to successfully market our product will impair our ability to generate revenues from the sale of our products, and we may not be able to continue our business operations.

         All of our principal competitors in the keratome business, including current market leader Bausch & Lomb, received FDA clearance prior to the commercialization of our keratome products and have substantial experience marketing their keratome products. The established market presence in the U.S. of previously approved laser systems and keratome products, as well as the entry of new competitors into the market upon receipt of new or expanded regulatory approvals, could impede our ability to successfully introduce our LaserScan LSX system in the U.S. and our keratome products worldwide. If we are unable to successfully introduce our LaserScan LSX system in the U.S. and our keratome products worldwide, our ability to generate revenues from the sale of our products will be impaired, and we may not be able to continue our business operations.

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

         We believe that whether we achieve profitability and growth will depend, in part, upon the continued acceptance of laser vision correction using the LASIK procedure in China, the U.S. and in other countries. We believe that if we achieve profitability and growth as a result of our focus in China, we can increase our level of activity in the U.S. and other countries. We cannot be certain that laser vision correction will continue to be accepted by either the refractive surgeons or the public at large as an alternative to existing methods of treating refractive vision disorders. The acceptance of laser vision correction and, specifically, the LASIK procedure may be adversely affected by:

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

         The failure of laser vision correction to achieve continued market acceptance would limit our ability to market our products which in turn would limit our ability to generate revenues from the sale of our products. If we are unable to generate revenue from the sale of our products, we may not be able to continue our business operations. Even if laser vision correction achieves and sustains market acceptance, sales of our keratome products could be adversely impacted if a laser procedure that does not require the creation of a corneal flap was to emerge as the procedure of choice.

         NEW PRODUCTS OR TECHNOLOGIES COULD ERODE DEMAND FOR OUR PRODUCTS OR MAKE THEM OBSOLETE, AND OUR BUSINESS COULD BE HARMED IF WE CANNOT KEEP PACE WITH ADVANCES IN TECHNOLOGY.

         In addition to competing with eyeglasses and contact lenses, excimer laser vision correction competes or may compete with newer technologies such as intraocular lenses, intracorneal inlays, corneal rings and surgical techniques using different or more advanced types of lasers. Two products that may become competitive within the near term are implantable contact lenses, which are pending FDA approval, and corneal rings, which have been approved by the FDA. Both of these products require procedures with lens implants, and their ultimate market acceptance is unknown at this time. To the extent that any of these or other new technologies are perceived to be clinically superior or economically more attractive than currently marketed excimer laser vision correction procedures or techniques, they could erode demand for our excimer laser and keratome products, cause a reduction in selling prices of such products or render such products obsolete. In addition, if one or more competing technologies achieves broader market acceptance or renders laser vision correction procedures obsolete, our ability to generate revenues form the sale of our products would be limited. If we are unable to generate revenue from the sale of our products, we may not be able to continue our business operations.

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

         THE LOSS OF KEY PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

         Our ability to maintain our competitive position depends in part upon the continued contributions of our executive officers and other key employees, especially Michael R. Farris, our president and chief executive officer. A loss of one or more such officers or key employees would result in a diversion of financial and human resources in connection with recruiting and retaining a replacement for such officers or key employees. Such a diversion of resources could prevent us from successfully executing our business plan, and our business will suffer. We do not carry "key person" life insurance on any officer or key employee.

         During 2001 we reduced our staff by 59 positions which represented approximately $2.5 million in annual salaries and wages. During 2002, we further reduced our staff by an additional 46 positions which represented approximately $2.5 million in annual salaries and wages. Included in these reductions were the resignations of our Chief Operating Officer, D. Michael Litscher, and our Senior Vice President-Sales and Marketing, Christine A. Oliver. The Company regards these resignations as consistent with its overall reductions in positions and as not material to its present operations. Additional staff reductions are likely. Our staff reductions may have a negative impact on our ability to attract and retain personnel. If we fail to attract and retain qualified individuals for necessary positions, we could be prevented from successfully executing our business plan, and our business will suffer.

         WE HAVE MOVED ALL INTERNATIONAL MANUFACTURING OPERATIONS FROM COSTA RICA TO THE U.S. AND MUST CONTINUE TO COMPLY WITH STRINGENT REGULATION OF OUR MANUFACTURING OPERATIONS.

         We moved the manufacturing location our laser systems for sale in international markets to our U.S. location from our manufacturing facility in Costa Rica. We cannot assure you that we will not encounter difficulties in increasing our production capacity for our laser systems at our Florida facility, including problems involving production delays, quality control or assurance, component supply and lack of qualified personnel. Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to extensive regulation by the FDA, including record-keeping requirements and reporting of adverse experience with the use of the product. Our manufacturing facilities are subject to periodic inspection by the FDA, certain state agencies and international regulatory agencies. We require that our key suppliers comply with recognized standards as well as our own quality standards, and we regularly test the components and sub-assemblies supplied to us. Any failure by us or our suppliers to comply with applicable regulatory requirements, including the FDA's quality systems/good manufacturing practice (QSR/GMP) regulations, could cause production and distribution of our products to be delayed or prohibited, either of which could impair our ability to generate revenues form the sale of our products. If we are unable to generate revenues from the sale of our products we may not be able to continue our business operations.

         REQUIRED PER PROCEDURE FEES PAYABLE TO VISX UNDER OUR LICENSE AGREEMENT MAY EXCEED PER PROCEDURE FEES COLLECTED BY US.

         In addition to the risk that our refractive lasers will not be accepted in the marketplace, we are required to pay Visx a royalty for each procedure performed in the U.S. using our refractive lasers. The required per procedure fees we are required to pay to Visx may exceed the per procedure fees we are able to charge and/or collect from refractive surgeons. If the per procedure fees we are required to pay to Visx exceed the per procedure fees we are able to charge and/or collect from refractive surgeons, we would have to pay the Visx per procedure fees out of our limited available cash reserves. During each of the years 2001 and 2002, the per procedure fees we are required to pay Visx did not exceed per procedure fees collected by us.

         REQUIRED MINIMUM PAYMENTS UNDER OUR KERATOME LICENSE AGREEMENT MAY CONTINUE TO EXCEED OUR GROSS PROFITS FROM SALES OF OUR KERATOME PRODUCTS.

         We are required to make certain minimum payments to the licensor under our keratome license agreement that was amended and restated on January 4, 2001. This amendment replaced a January 18, 2000 amendment in its entirety. Under the terms of the amendment we issued 730,552 shares of common stock to the licensors, valued at approximately $1.1 million, in partial payment for royalties during the term of the license. The term of the license was extended three years until July 31, 2005. In addition, in June of 2002 the licensors agreed to further amend the payment schedule for the royalty payments, and the remaining minimum royalty payments totaling approximately $3.4 million as of March 28, 2003 will be due in monthly installments (averaging approximately $150,000 per month through 2003) and quarterly installments (averaging approximately $238,000 per quarter from January 2004 through October 2005) through the term of the amendment. In connection with this June 2002 amendment the parties also agreed that the number of notice and cure periods relating to the delinquent payment of royalty payments would be limited to three, and only one such notice and cure period remains under the terms of the keratome license agreement. After this last remaining notice and cure period is used, if we fail to make timely payments under the keratome license agreement, the licensors have the right to immediately declare us in default and accelerate the balance of the remaining unpaid royalty payments.

         As a result of our obligations under this license arrangement, the minimum royalty payments we are required to make to the licensors have, to date, exceeded our gross profits from sales of our UniShaper and UltraShaper keratome products and we expect this trend to continue. The amendment eliminated a restriction on us manufacturing, marketing and selling other keratomes, but the sale of other keratomes will be included in the gross profit to be shared with the licensors. The licensor's share of the gross profit, as defined in the amendment, decreased from 50% to 10%.

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

          Additionally, product and procedure labeling and all forms of promotional activities are subject to examination by the FDA, and current FDA enforcement policy prohibits the marketing by manufacturers of approved medical devices for unapproved uses. Noncompliance with these requirements may result in warning letters, fines, injunctions, recall or seizure of products, suspension of manufacturing, denial or withdrawal of PMAs, and criminal prosecution. Laser products marketed in foreign countries are often subject to local laws governing health product development processes, which may impose additional costs for overseas product development. Future legislative or administrative requirements, in the U.S. or elsewhere, may adversely affect our ability to obtain or retain regulatory approval for our products. The failure to obtain approvals for new or additional uses on a timely basis could prevent us from generating revenues from the sale of our products, and if we are unable to generate revenues from the sale of our products we may not be able to continue our business operations.

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

         PATENT INFRINGEMENT ALLEGATIONS MAY IMPAIR OUR ABILITY TO MANUFACTURE AND MARKET OUR PRODUCTS.

         There are a number of U.S. and foreign patents covering methods and apparatus for performing corneal surgery that we do not own or have the right to use. If we were found to infringe a patent in a particular market, we and our customers may be enjoined from manufacturing, marketing, selling and using the infringing product in the market and may be liable for damages for any past infringement of such rights. In order to continue using such rights, we would be required to obtain a license, which may require us to make royalty, per procedure or other fee payments. We cannot be certain if we or our customers will be successful in securing licenses, or that if we obtain licenses, such licenses will be available on acceptable terms. Alternatively, we might be required to redesign the infringing aspects of these products. Any redesign efforts that we undertake could be expensive and might require regulatory review. Furthermore, the redesign efforts could delay the reintroduction of these products into certain markets, or may be so significant as to be impractical. If redesign efforts were impractical, we could be prevented from manufacturing and selling the infringing products. If we are prevented from selling the infringing products we may not be able to continue our business operations.

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

         In February 2003, an Italian court issued an order restraining our LaserSight Technologies subsidiary from marketing our AstraPro software at a trade show in Italy. This restraining order was issued in favor of LIGI Tecnologie Medicali S.p.a., a distributor of our products, and alleges that our AstraPro software product infringes certain European patents owned by LIGI. We have retained Italian legal counsel to defend us in this litigation, and we have been informed that the Italian court has revoked the restraining order and has ruled that LIGI must pay our attorney's fees in connection with our defense of the restraining order. In addition, our Italian legal counsel has informed us that LIGI has filed a motion for a permanent injunction, and our Italian legal counsel is reviewing this motion. We believe that our AstraPro software does not infringe the European Patents owned by LIGI, and we intend to vigorously defend our rights to distribute our AstaPro software in the European markets.

         WE ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL
SALES.

         Our international sales accounted for 83% and 56% of our total revenues during the years ended December 31, 2002 and 2001, respectively. Excluding our gain on sale of patent, the 2001 percentage was 71%. In the future, we expect that sales to U.S. accounts will represent a higher percentage of our total sales only when additional regulatory approvals are received for our LaserScan LSX laser system in the U.S. We are presently focusing our sales efforts on international sales in China and Europe.

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

         OUR SUPPLY OF CERTAIN CRITICAL COMPONENTS AND SYSTEMS MAY BE INTERRUPTED BECAUSE OF OUR RELIANCE ON A LIMITED NUMBER OF SUPPLIERS.

         We currently purchase certain components used in the production, operation and maintenance of our laser systems and keratome products from a limited number of suppliers, and certain key components are provided by a single vendor. The majority of our UltraShaper components are manufactured exclusively by Owens Industries pursuant to our agreement with them. We do not have long-term contracts with providers of some key laser system components, including TUI Lasertechnik und Laserintegration GmbH, which currently is a single source supplier for the laser heads used in our LaserScan LSX excimer laser system. Currently, SensoMotoric Instruments GmbH, Teltow, Germany, is a single source supplier for the eye tracker boards used in our excimer laser systems. Any interruption in the supply of critical laser or keratome components could have a material adverse effect on our business, financial condition and results of operations. If any of our key suppliers ceases providing us with products of acceptable quality and quantity at a competitive price and in a timely fashion, we would have to locate and contract with a substitute supplier and, in some cases, such substitute supplier would need to be qualified by the FDA. If substitute suppliers cannot be located and qualified in a timely manner or could not provide required products on commercially reasonable terms, our ability to manufacture, sell and generate revenues from our products would be impaired.

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

         INADEQUACY OR UNAVAILABILITY OF INSURANCE MAY EXPOSE US TO SUBSTANTIAL PRODUCT LIABILITY CLAIMS.

         Our business exposes us to potential product liability risks and possible adverse publicity that are inherent in the development, testing, manufacture, marketing and sale of medical devices for human use. These risks increase with respect to our products that receive regulatory approval for commercialization. We have agreed in the past, and we will likely agree in the future, to indemnify certain medical institutions and personnel who conduct and participate in our clinical studies. While we maintain product liability insurance, we cannot be certain that any such liability will be covered by our insurance or that damages will not exceed the limits of our coverage. Even if a claim is covered by insurance, the costs of defending a product liability, malpractice, negligence or other action, and the assessment of damages in excess of insurance coverage limits in the event of a successful product liability claim, may exceed the amount of our operating reserves. Further, product liability insurance may not continue to be available, either at existing or increased levels of coverage, on commercially reasonable terms.

         LITIGATION COSTS OR AN UNFAVORABLE OUTCOME IN LITIGATION MAY EXCEED THE AMOUNT OF CASH AVAILABLE.

         Our LaserSight Technologies subsidiary is currently involved in litigation with three former distributors for our excimer laser system in the United States. The lawsuit alleges various claims related to LaserSight Technologies' termination of the distribution arrangements including breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with business relationships, fraudulent misrepresentation, conversion and unjust enrichment. The distributors have requested actual damages in excess of $5.0 million, punitive damages, prejudgment interest, attorneys' fees and costs and other equitable relief. An unfavorable outcome in this litigation that resulted in an award of damages anywhere near the amount of damages requested by the distributors would exceed the amount of our available cash on hand.

         Since December 31, 2001, we have incurred legal fees related to litigation of approximately $170,000 of which approximately $56,000 was attributable to the distributor litigation and approximately $20,000 was attributable to the litigation with Ligi Tecnologie. In addition, we made one $50,000 settlement payment in October 2002 related to the previously reported litigation involving a former shareholder of The Farris Group and our chief executive officer. Future settlement payments related to The Farris Group litigation are $45,000 due in September 2003 and $45,000 due in March 2004. These amounts have been accrued in the Company's 2002 consolidated financial statements. Other than the distributor litigation described above and the litigation with LIGI Tecnologie described under the risk factor "Patent infringement allegations may impair our ability to manufacture and market our products", our other litigation has either been settled or stayed to facilitate settlement discussions between the parties.

         OUR AUDITORS' REPORT FOR THE YEAR ENDED DECEMBER 31, 2002 INCLUDES AN EXPLANATORY PARAGRAPH REGARDING OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Our auditors' report included an explanatory paragraph regarding our ability to continue as a going concern because we have incurred significant losses and negative cash flows from operations for several years and our ability to raise or generate enough cash to survive is questionable. The going concern opinion has been used by competitors in an attempt to negatively impact our sales and has resulted in shorter payment terms to meet the demands of some of our vendors.

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

         The stock market, and in particular the securities of technology companies like us, could experience extreme price and volume fluctuations unrelated to our operating performance. Our stock price has historically been volatile. Because of the lengthy period during which our common stock traded below $1.00 per share, it no longer met the listing requirements for the Nasdaq National Market and on August 15, 2002, Nasdaq approved our application to transfer our listing to the Nasdaq SmallCap Market via an exception from the minimum bid price requirement. While we failed to meet this requirement as of February 10, 2003, we were granted a temporary exception from this standard subject to meeting certain conditions. The exception requires that on or before April 15, 2003, we must file a definitive proxy statement with the Securities and Exchange Commission and Nasdaq evidencing our intent to seek shareholder approval for the implementation of a reverse stock split. Thereafter, on or before May 30, 2003, we must demonstrate a closing bid price of at least $1.00 per share and, immediately thereafter, a closing bid of at least $1.00 per share for a minimum of ten consecutive trading days. Nasdaq may require a minimum closing bid price of at least $1.00 for more than 10 days. In addition, we must be able to demonstrate compliance with all requirements for continued listing on the Nasdaq SmallCap Market. These listing requirements include the following financial requirements:

          o    stockholders' equity of $2.5 million
          o    at least 500,000 shares of common stock publicly held
          o    market value of publicly held shares of at least $1.0 million
          o    shareholders (round lot holders) of at least 300, and
          o    at least two registered and active market makers

In the event we are deemed to have met the terms of the exception, our common stock will continue to be listed on the Nasdaq SmallCap Market. We believe that we can meet these conditions; however, there can be no assurance that we will do so. In that connection, we are uncertain as to whether there will be sufficient time to obtain the required shareholder vote before May 30, 2003. If at some future date our common stock should cease to be listed on the Nasdaq SmallCap Market, it may continue to be listed in the OTC-Bulletin Board. For the duration of the exception, our Nasdaq symbol will be LASEC.

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

         THE SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND DILUTIVE STOCK ISSUANCES MAY ADVERSELY AFFECT OUR STOCK PRICE.

         Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. Substantially all of our 27,841,941 shares of common stock outstanding at March 28, 2003 were freely tradable without restriction or further registration under the Securities Act of 1933, except to the extent such shares are held by "affiliates" as that term is defined in Rule 144 under the Securities Act or subject only to the satisfaction of a prospectus delivery requirement. An additional 9,280,647 shares of preferred stock, convertible into 18,561,294 shares of common stock, were issued in October 2002 upon the funding of the equity investment portion of the China Transaction. We have agreed to register the shares of common stock under the Securities Act of 1933, and, once registered, the shares will be available for sale.

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

         The former owners of our series C preferred stock have the right, subject to certain limitations, to participate in our below-market certain equity financing transactions that would allow them to maintain their ownership level in common stock at the same level as immediately prior to the closing of any such financing. In connection with future equity financings we may include anti-dilution provisions that would require us to issue additional shares if we issue shares of common stock below specified price levels. If a future share issuance triggers these adjustments, the beneficiaries of such provisions effectively receive some protection from declines in the market price of our common stock, while our other stockholders incur additional dilution of their ownership interest.

         THE TERMS OF THE CHINA TRANSACTION WILL IN ALL PROBABILITY PREVENT OR DISCOURAGE AN ACQUISITION OR CHANGE OF CONTROL OF LASERSIGHT.

         In connection with the China Transaction, we issued shares of our series H preferred stock that, upon conversion into shares of our common stock, would result in the series H stockholders owning 40% of our outstanding common stock. In addition, the series H preferred stockholders have the right to elect that number of directors that will constitute up to 40% of the membership on our board of directors. Either or both of these factors may discourage or even prevent a party from acquiring us or making a bid that may result in a change of control. See also " Common Stock Risks--The China transaction includes a provision under which the purchaser of our preferred stock can acquire approximately 40% of our common stock. That stockholding position alone diminishes the possibility of a competing bid for a majority of the common stock, but the anti-takeover provision under Delaware law and in our certificate of incorporation, our by-laws and our stockholder rights plan will nonetheless require the board to exercise its fiduciary duty on any bid (whether by the purchaser in the China Transaction or another) taking into consideration all of the circumstances at that time" and "Description of Capital Stock--Series H Preferred Stock."

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

RISKS RELATING TO INTANGIBLES

         AMORTIZATION AND CHARGES RELATING TO OUR SIGNIFICANT INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR STOCK PRICE AND REPORTED NET INCOME OR LOSS.

         Of our total assets at December 31, 2002, approximately $4.8 million, or 21%, were intangible assets. Any reduction in net income or increase in net loss resulting from the amortization of intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

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

OTHER RISKS

         The following relates to risks on both a short and longer-term basis:

      The risks described above are not the only risks facing LaserSight. There may be additional risks and uncertainties not presently known to us or that we have deemed immaterial which could also negatively impact our business operations. If any of the foregoing risks actually occur, it could have a material adverse effect on our business, financial condition and results of operations. In that event, the trading price of our common stock could further decline, and you may lose all or part of your investment.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company believes that its exposure to market risk for changes in interest and currency rates is not significant. The Company's investments are limited to highly liquid instruments with maturities generally three months or less. At December 31, 2002, the Company had approximately $0.1 million of short-term investments classified as cash and equivalents. All of the Company's transactions with international customers and suppliers are denominated in U.S. dollars.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

         The Company's executive officers and directors are set forth below. The terms of all incumbent directors expire at the next scheduled Annual Meeting of the Company's stockholders (the "Annual Meeting") or at such later time as their successors have been duly elected and qualified.

Name                             Age              Title                       Director Since
----                             ---              -----                       --------------
Michael R. Farris                 43     President, Chief Executive Officer        1995
                                         and Director
Francis E. O'Donnell, Jr., M.D.   53     Chairman of the Board                     1992
David T. Pieroni                  57     Director                                  1996
Guy W. Numann                     71     Director                                  2000
Xian Ding Weng                    41     Director                                  2002
Steven Shi                        47     Director                                  2002
Ying Zhi Gu                       54     Director                                  2002
Gregory L. Wilson                 45     Chief Financial Officer                   N/A
Jack T. Holladay, M.D.            56     Medical Director                          N/A

---------------------

         Mr. Farris has served as President and Chief Executive Officer of LaserSight since November 1995. He had previously been President and Chief Executive Officer of The Farris Group (a consulting firm that LaserSight acquired from Mr. Farris in February 1994) and predecessor consulting and search firms for more than 10 years.

         Dr. O'Donnell has served as the Chairman of the Board of LaserSight since April 1993. Dr. O'Donnell also was Chief Executive Officer of LaserSight from April 1993 to July 1993. He founded O'Donnell Eye Institute, St. Louis, Missouri, which has performed laser vision correction procedures since 1989. Dr. O'Donnell is a former Professor and Chairman, Department of Ophthalmology at the St. Louis University School of Medicine. In his role as managing partner of the Hopkins Capital Group, L.L.C., a biotech business development company, Dr. O'Donnell is actively involved with RetinaPharma, Inc. BioDelivery Sciences International, Inc. and BioKeys, Inc., biopharmaceutical companies, Accentia Specialty Pharmacy Services, Inc. and Sublase, L.L.C. All are privately held except BioKeys, Inc.

         Mr. Pieroni has been President of Independent Management Advisors, Inc., a management consulting company, or its predecessor, Pieroni Management Counselors, Inc., since September 1996 and during a portion of 1995. He was President of LaserSight's The Farris Group subsidiary from November 1995 to September 1996. From 1991 to 1995, he was President of Spencer & Spencer Systems, Inc., an information systems consulting company. From 1977 to 1990, he was a partner in the health care and management consulting practice of a predecessor of Ernst & Young LLP.

         Mr. Numann is retired from Harris Corporation where he served as president of the company's Communication Sector from 1989 until his retirement in 1997. From 1984 to 1989 Mr. Numann served as senior vice president and group executive for the Communication Sector. Mr. Numann currently serves as a member of Rensselaer Polytechnic Institute's School of Engineering Advisory Board.

         Mr. Weng founded New Industries Investment Co., Ltd., (NII) in Shenzhen, China in 1993. He has been President and Chief Executive Officer of NII for nine years. Mr. Weng has also been the Chairman of the board of Venture Capital Ltd., Medical Development Ltd. and Consultant Ltd. in NII Group.

         Mr. Shi has served as a professional manager of New Industries Investment Co., Ltd. since 1997. In NII group, Mr. Shi currently is Chief Operating Officer of Venture Capital Ltd. Mr. Shi has also been Chief Executive Officer of Shenzhen New Industries Medical Development Co., Ltd. since March 2002.

         Ms. Gu has been President of Y.F.K. Import and Export Corporation, a privately-held medical equipment distributor/consulting firm specializing in ophthalmology and dermatology, since 1986. She has also been the Vice President of Finance in NBM Publishing, Inc., a privately held publishing company, since 1989.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires LaserSight's officers and directors, and persons who own more than 10% of the outstanding common stock, to file reports of ownership and changes in ownership of such securities with the SEC. Officers, directors and over-10% beneficial owners are required to furnish LaserSight with copies of all
Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to LaserSight, and/or written representations from certain reporting persons that no other reports were required, LaserSight believes that all Section 16(a) filing requirements applicable to its officers, directors and over-10% beneficial owners during or with respect to the year ended December 31, 2002 were met.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth summary information concerning the compensation paid or earned for services rendered to LaserSight in all capacities during 2000, 2001 and 2002 for LaserSight's Chief Executive Officer, each of LaserSight's other executive officers serving at December 31, 2002 whose total annual salary and bonus for 2002 exceeded $100,000 and former executive officers for which disclosure is required. No restricted stock or stock appreciation rights were granted and no payouts under any long-term incentive plan were made to any of the named executive officers in 2000, 2001 or 2002. We use the term "named executive officers" to refer collectively to these individuals later in this Form 10-K.

                           SUMMARY COMPENSATION TABLE

                                                                                               Long Term
                                                                                              Compensation
                                                        Annual Compensation                      Awards
                                                     -------------------------                   ------
                                                                           Other Annual       Securities
                                                                              Compen-         Underlying          All Other
Name and Principal Position        Year       Salary ($)      Bonus ($)       sation        Options/SARs (#)     Compensation
---------------------------        ----       ----------      ---------       ------        ----------------     ------------

Michael R. Farris                  2002        $262,765          --         $25,000 (1)         100,000               --
    President and CEO              2001         278,553          --              --             200,000               --
                                   2000         275,625          --              --             207,549               --

Jack T. Holladay, M.D.             2002         200,000          --              --              75,000               --
    Medical Director               2001         200,000          --              --              25,000               --
                                   2000         200,000          --              --              75,000               --

Gregory L. Wilson                  2002         192,400          --           7,215 (5)          50,000               --
    Chief Financial Officer        2001         185,185          --              --             130,000               --
                                   2000         185,000          --              --              50,000               --

D. Michael Litscher (2)            2002         171,000          --              --                  --          $24,000 (4)
    Chief Operating Officer        2001         178,001          --              --              85,000           49,085 (4)
                                   2000         156,859          --              --             200,000           30,750 (4)

Christine A. Oliver (3)            2002         151,578          --              --                  --               --
    Senior Vice President,         2001         174,813          --              --              65,000               --
    Sales & Marketing              2000          29,842          --              --             100,000               --

(1) Consists of a one-time award approved by the board of directors in October 2002.

(2) Mr. Litscher was not an executive officer effective in January 2002, but is included as a named executive officer because he would have been among the four highest paid executive officers had he been serving as an executive officer as of December 31, 2002.

(3) Ms. Oliver was not an executive officer effective in January 2002, but is included as a named executive officer because she would have been among the four highest paid executive officers had she been serving as an executive officer as of December 31, 2002.

(4)      Consists of relocation and housing allowance paid.

(5) Consists of retroactive pay during 2002 to compensate for a voluntary pay reduction taken during 2001.

         The following table sets forth certain information concerning stock options granted to the named executive officers during 2002. No SARs were granted during 2002.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                    Individual Grants
                                                   -------------------
                                 Number of      % of Total
                                Securities       Options/                                         Potential Realizable
                                Underlying         SARs                                             Value at Assumed
                                 Options/       Granted to      Exercise or                      Annual Rates of Stock
                                   SARs        Employees in     Base Price      Expiration       Price Appreciation for
Name                            Granted (#)     Fiscal Year      ($/Share)         Date               Option Term
----                            -----------     -----------      ---------         ----               -----------
                                                                                                  5% ($)         10% ($)
                                                                                                  ------         -------
Michael R. Farris                 100,000           9.7%           $0.24         5/4/2012        $10,885        $25,950

Jack T. Holladay, M.D.             75,000           7.3%            0.50         2/28/2007        10,361         22,894

Gregory L. Wilson                  50,000           4.8%            0.24         5/4/2012          3,315          7,326

D. Michael Litscher                    --            --             N/A            N/A              N/A            N/A

Christine A. Oliver                    --            --             N/A            N/A              N/A            N/A

         The following table sets forth certain information relating to options held by the named executive officers at December 31, 2002:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                    Number of Securities
                                                                   Underlying Unexercised          Value of Unexercised
                                                                      Options/SARs at              In-the-Money Options/
                                                                      Year-End (#)(1)            SARs at Year-End ($)(1)(2)
                                                                      ---------------            --------------------------
                                  Shares
                                Acquired on        Value               Exercisable/                     Exercisable/
Name                           Exercise (#)    Realized ($)(1)         Unexercisable                   Unexercisable
----                           ------------    ---------------         -------------                   -------------

Michael R. Farris                   --                --              760,883/360,882                      $0/0
Jack T. Holladay, M.D.              --                --              359,584/50,416                        0/0
Gregory L. Wilson                   --                --              227,667/127,333                       0/0
D. Michael Litscher                 --                --                    --                              --
Christine A. Oliver                 --                --                    --                              --

(1)      No SARs have been issued by LaserSight.

(2) Based on the $0.19 closing price of the common stock on The Nasdaq Stock Market on December 31, 2002 when such price exceeds the exercise price for an option.

COMPENSATION OF DIRECTORS

         Each non-employee director receives a fee of $500 for each board or committee meeting attended. Effective October 25, 2002, members of the Audit Committee receive $1,000 per meeting and the chairman of the Audit Committee receives $1,500 per meeting. In addition, during 2002, each non-employee director was granted an option under LaserSight's Non-Employee Directors Stock

Option Plan to purchase 15,000 shares of common stock and each committee chairman and the Chairman of Board was granted an additional option to purchase 5,000 shares. The exercise price of each such option on October 25, 2002, was $0.25 per share (100% of the market price of common stock on the date of grant). Directors who are also full-time employees of LaserSight received no additional cash compensation for services as directors.

EMPLOYMENT  AGREEMENTS

         In October 1998, LaserSight entered into a revised employment agreement with Mr. Farris, which LaserSight and Mr. Farris further amended in April 1999 (as amended, the "Farris Employment Agreement"). The Farris Employment Agreement provides for a three-year term, an annual base salary beginning at $250,000, increased by 5% each year, a total of 210,000 stock options granted in 1998 and 190,000 stock options granted in 1999. The Farris Employment Agreement also provides an opportunity for an annual cash performance bonus of up to 25% of base salary based upon specific objectives established by the Executive Compensation and Stock Option Committee, and an opportunity for an additional annual cash bonus in an aggregate amount of 20% of base salary if all or a portion of certain events or goals identified from time to time by the Executive Compensation and Stock Option Committee occur or are achieved. If the employment of Mr. Farris is terminated by LaserSight without "cause" or by him with "good reason" (as such terms are defined in the Farris Employment Agreement), Mr. Farris would be entitled to all salary and other benefits under the Farris Employment Agreement through the later of (1) the remaining term of the Agreement or (2) one year after the date of his termination. The Farris Employment Agreement includes non-compete and confidentiality covenants. As of January 1, 2002, the term of the Farris Employment Agreement was extended for an additional three-year term. The Compensation Committee reviews Mr. Farris' employment arrangements from time to time and may grant Mr. Farris additional stock options or otherwise modify his employment arrangements in the future based on those reviews.

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

         In October 2000, LaserSight entered into an employment agreement with Ms. Oliver (the "Oliver Employment Agreement"). The Oliver Employment Agreement provided for a three-year term with automatic renewals of one-year each unless either party provided the other with at least 60 days notice prior to the end of the then current term that such party intends not to renew the agreement, an annual base salary of $165,000 and a grant of 100,000 stock options. The Oliver Employment Agreement included non-compete and confidentiality covenants. In January 2002, LaserSight entered into a resignation and release agreement with Ms. Oliver (the "Oliver Resignation Agreement"). Pursuant to the terms of the Oliver Resignation Agreement, Ms. Oliver and LaserSight agreed that Ms. Oliver's employment with LaserSight would terminate on January 31, 2002. During the period commencing on February 1, 2002 until January 31, 2003, Ms. Oliver continued to receive her base salary at an annual rate of $148,500.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2002, the role of the Compensation Committee was performed by the board of directors as a whole. As a result, Mr. Farris, who was an officer of LaserSight during 2002, and Mr. Pieroni, who from November 1995 to September 1996 served as President of LaserSight's TFG subsidiary, participated in certain deliberations regarding the compensation of LaserSight's executive officers. Mr. Farris did not participate in the board of director's deliberations regarding his compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding ownership of LaserSight's voting securities, as of March 28, 2003, by:

          o each person known to LaserSight to own beneficially more than 5% of LaserSight's outstanding voting securities;
          o    each of LaserSight's directors;
          o each of LaserSight's executive officers named in the summary compensation table; and
          o    all of LaserSight's directors and executive officers as a group.

         The beneficial ownership of LaserSight's voting securities set forth in this table is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power as to all shares beneficially owned, subject to community property laws where applicable.

                                               Common Stock       Series H
Name and Address of Beneficial Owner           Ownership (1)      Preferred
------------------------------------           -------------      ---------
Directors and Executive Officers:
         Michael R. Farris                    784,683 (2)(3)
                                                       2.7%
         Jack T. Holladay, M.D.                  361,584 (2)
                                                       1.3%
         Francis E. O'Donnell, Jr., M.D.      339,745 (2)(4)
                                                       1.2%
         Gregory L. Wilson                       273,833 (2)
                                                          *
         Steven Shi                              172,300 (5)
                                                          *
         Guy W. Numann                           102,500 (2)
                                                          *
         Ying Zhi Gu                                 97,660
                                                          *
         David T. Pieroni                         92,500 (2)
                                                          *
         Xian Ding Weng                                   0
                                                          *
All directors, nominees and executive officers
     as a group (9 persons)                    2,224,805 (2)
                                                       7.5%

Other 5% Stockholders:
         TLC Laser Eye Centers Inc.            3,221,883 (6)
         5280 Solar Drive                             11.6%
         Suite 300
         Mississauga, Ontario
         Canada L4W 5M8

         New Industries Investment Consultants
           (H.K.) Ltd.                                           8,980,647(7)
         Shenzhen, People's Republic of China                          96.8%
--------------------------
     *   Less than 1%.

(1) Each number of shares of common stock shown as owned in this column assumes the exercise of all currently-exercisable options and warrants and all options and warrants that will become exercisable within 60 days of March 28, 2003. Each percentage shown in this column assumes the exercise of all such options and warrants by the applicable person or group, but assumes that no options or warrants held by any other persons are exercised or converted. The exercise price of each of the options and warrants are significantly above the current trading price of common stock.

(2) Includes options (and 67,500 warrants in the case of Mr. Numann) to acquire shares of common stock which are now exercisable or will become exercisable within 60 days of March 28, 2003, as follows: Dr. O'Donnell (110,000); Mr. Farris (780,883); Mr. Pieroni (90,000); Dr. Holladay
         (359,584); Mr. Wilson (258,833) and Mr. Numann (102,500)); and all
         directors and executive officers as a group (1,701,800).

(3) SunTrust Bank, the holder of 412,200 shares of common stock pledged by Mr. Farris to secure a personal borrowing, has given notice of its intention to sell those shares in compliance with Rule 144 (k) under the Securities Act of 1933 and to apply the net proceeds of the sales first to expenses and then to reduction of Mr. Farris' borrowing, with any excess to be remitted to Mr. Farris. Counsel to LaserSight has delivered its opinion that the shares may be sold in compliance with Rule 144 (k) and counsel for the bank has been authorized to, and has undertaken to, provide notice of any sale in sufficient time to permit Mr. Farris to file a Form 4 in time to comply with the current two day filing requirement of the Securities and Exchange Commission. Mr. Farris has had discussions with the bank and, to March 28, 2003, no notice of sale has been received.

(4) Includes 181,245 shares held by the Irrevocable Trust No. 7 for the benefit of the Francis E. O'Donnell, Jr., M.D. Trust or shares held by the Francis E. O'Donnell, Jr. Descendants Trust. Ms. Kathleen M. O'Donnell, the sister of Dr. O'Donnell, is trustee of both Trusts. Dr. O'Donnell disclaims beneficial ownership of such shares.

(5)      Includes 172,300 shares of common stock owned by Mr. Shi's spouse.

(6) Represents (a) 3,171,833 shares of common stock presently owned by TLC (based on information supplied to LaserSight as of March 6, 2003), and
         (b) 50,000 shares of common stock issuable to TLC upon exercise of all of its 50,000 warrants at a price of $5.125 per share.

(7) The holders of each share of series H preferred stock shall be entitled to the number of votes equal to the number of shares of series H preferred stock held by such stockholder at the Record Date.

ITEM 13.  CERTAIN RELATIONS AND RELATED TRANSACTIONS

         LASERSIGHT CENTERS. In March 1997, LaserSight amended its previously-reported royalty agreement (as so amended, the "Amended Royalty Agreement") with Laser Partners, a Florida general partnership, that it had entered into shortly before the LaserSight Centers acquisition. The Amended Royalty Agreement reduces the maximum per eye royalty to be paid by LaserSight from $86 to $43. LaserSight's obligations under the Amended Royalty Agreement are perpetual. LaserSight understands that one of the O'Donnell Trusts is a partner of Laser Partners with a 36% partnership interest.

         The Amended Royalty Agreement provides that LaserSight is not required to pay a royalty in connection with any of the following: (1) procedures which do not involve both an excimer laser and PRK, (2) laser procedures performed by a third party in connection with any license granted by LaserSight, and (3) laser procedures performed pursuant to a contract with a managed care company or an employer, pursuant to which LaserSight agrees to arrange for the delivery of eye care services other than PRK or for eye care services which include PRK without any identifiable fee attributable thereto. The management of LaserSight believes that these exclusions reduce the scope of LaserSight's obligation to make royalty payments. In late 2000, management abandoned the LaserSight Centers laser strategy due to industry conditions and our increased focus on development and commercialization of our refractive products.

         CONSULTING ARRANGEMENT. In May 1997, LaserSight's LaserSight Technologies subsidiary entered into an agreement, effective as of January 1, 1997, with Dr. Byron A. Santos, an ophthalmologist employed by the O'Donnell Eye Institute, a corporation of which Dr. O'Donnell, the Chairman of the Board of LaserSight, is the Medical Director and owner. The agreement terminated on December 31, 2001. The amount that became payable to Dr. Santos under this agreement during 2001 was $96,000. Under the agreement, Dr. Santos was required to be available to provide a minimum of 40 hours of services each month. Such services have related to the development of the LaserScan 2000 excimer laser system, the development of clinical protocols, and training and other consulting services. The consulting arrangement was not substantially comparable to

LaserSight's other contracts, though management believes the value paid under the arrangement was consistent with Dr. Santos' obligations.

         SALE OF LASER SYSTEM. As previously reported, during 2000 the Company sold one laser system to a clinic associated with a Dr. O'Donnell for $240,000. At the time of the sale, we expected the clinic to obtain third party financing for the system and to be paid in full. Since that time, the clinic financed and paid the Company $100,000 in early 2002 and later began making monthly payments towards the balance. As of December 31, 2002, $124,000 is included in accounts receivable and we are receiving approximately $4,000 per month, including interest. During the year ended December 31, 2002, the Company additionally recognized procedure fee revenues of approximately $23,000 related to this laser.

         INDEBTEDNESS OF MANAGEMENT. In accordance with an arrangement that has been in place since Mr. Farris first became employed by LaserSight, Mr. Farris utilizes a company credit card for both business and non-business expenses and then reimburses LaserSight for the non-business expenses, historically at a rate of $1,000 per month. Since the beginning of LaserSight's last fiscal year the aggregate amount of these non-business expenses has not exceeded $67,000. Mr. Farris reimbursed LaserSight $50,000 in October 2002 and continues to reimburse approximately $1,000 per month. Mr. Farris is not charged interest in connection with these expenses. Mr. Farris has committed to no longer use a company credit card for non-business expenses and will repay the outstanding balance.

         INDEMNIFICATION OBLIGATION. As previously disclosed, LaserSight's Board of Directors authorized LaserSight, to the fullest extent permitted by the Delaware General Corporation Law, to indemnify and pay the fees of legal counsel to defend Mr. Farris in connection with a lawsuit that was filed on behalf of a former shareholder of MRF, Inc., a wholly-owned subsidiary of LaserSight. Since the beginning of 2002, LaserSight has incurred approximately $41,000 in legal fees in connection with this matter, which was settled in October 2002. The settlement resulted in a $50,000 payment in October 2002, with additional payments of $45,000 each due in September 2003 and March 2004.

         CHINA TRANSACTION. Through December 31, 2002, approximately $2.7 million worth of products were sold to Shenzhen New Industries Medical Development Co. Ltd. In October 2002, their affiliate, invested $2.0 million in exchange for 9,280,647 shares of Series H Convertible Preferred Stock that, subject to certain restrictions, could be converted into 18,561,294 shares of the Company's Common Stock and result in the purchaser holding approximately 40% of the Company's Common Stock.

ITEM 14.  CONTROLS AND PROCEDURES

         Based on their evaluation within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934, as amended, are effective for gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Act.

         There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the date of last evaluation of those internal controls.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES.

(a)  (1) The following financial statements and related items commence on page
         F-1:

                  Independent Auditors' Reports

                  Consolidated Balance Sheets as of December 31, 2002 and 2001.

                  Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000.

                  Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

                  Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedules:

         Schedules not filed:

                  All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     (3) Exhibits required by Item 601 of Regulation S-K.

                  The Exhibit Index set forth on page 79 of this Form 10-K is hereby incorporated herein by this reference.

(b) Reports on Form 8-K

         On November 14, 2002, we filed a Current Report on Form 8-K with Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed under Item 9 to the Company's Form 8-K filed on November 14,
2002).

                                INDEX TO EXHIBITS

Exhibit
Number                             Description
------                             -----------
2.1         See Exhibits 10.8, 10.10, 10.11 and 10.23.

3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Form 10-Q filed on November 14, 2002*).

3.2 Bylaws, as amended (filed as Exhibit 3.2 to the Company's Form 10-Q/A filed on November 21, 2002*).

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

3.7 Fourth Amendment to Rights Agreement, dated as of August 15, 2002, between LaserSight Incorporated and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 3.3 to Form 10-Q filed by the Company on November 14, 2002*).

4.1         See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 10.13, 10.14, 10.17,
            10.18, 10.19, 10.20, 10.21, 10.22, 10.24, 10.25, 10.27, 10.28,
            10.30, 10.31, 10.34 and 10.35.

10.1 Royalty Agreement by and between LaserSight Centers Incorporated and LaserSight Partners dated January 15, 1993 (filed as Exhibit 10.5 to the Company's Form 10-K for the year ended December 31, 1995*).

10.2 Patent License Agreement dated December 21, 1995 by and between Francis E. O'Donnell, Jr. and LaserSight Centers, Inc. (filed as
            Exhibit 10.21 to the Company's Form 10-K for the year ended December 31, 1995*).

10.3 LaserSight Incorporated Amended and Restated 1996 Equity Incentive Plan (filed as Exhibit 10.9 to the Company's Form 10-K filed on April 1, 2002*).

10.4 LaserSight Incorporated Amended and Restated Non-Employee Directors Stock Option Plan (filed as Exhibit 10.12 to the Company's Form 10-Q filed on November 14, 2000*).

10.5 Amendment to Royalty Agreement by and between LaserSight Centers Incorporated, Laser Partners and LaserSight Incorporated dated March 14, 1997 (filed as Exhibit 99.2 to the Company" Form 8-K filed on March 27, 1997*).

10.6 License Agreement dated May 20, 1997 by and between Visx Incorporated and LaserSight Incorporated (filed as Exhibit 10.45 to the Company's Form 10-Q filed on August 14, 1997*).

10.7 Patent Purchase Agreement dated July 15, 1997 by and between LaserSight Incorporated and Frederic B. Kremer, M.D. (filed as
            Exhibit 2.(I) to the Company's Form 8-K filed on August 13, 1997*).

10.8 Agreement and Plan of Merger dated July 15, 1997 by and among LaserSight Incorporated, Photomed Acquisition, Inc., Photomed, Inc., Frederic B. Kremer, M.D., Linda Kremer, Robert Sataloff, Trustee for Alan Stewart Kremer and Robert Sataloff, Trustee for Mark Adam Kremer (filed as Exhibit 2.(ii) to the Company's Form 8-K filed on August 13, 1997*).

10.9 Agreement dated April 1, 1992 between International Business Machines Corporation and LaserSight Incorporated (filed as Exhibit
            10.1 on Form 10-K for the year ended December 31, 1995*).

10.10 Letter Agreement dated September 11, 1998, amending the Agreement and Plan of Merger dated July 15, 1997, by and among LaserSight Incorporated, Photomed Acquisition, Inc., Photomed, Inc., Frederic
            B. Kremer, M.D., Linda Kremer, Robert Sataloff, Trustee for Alan Stewart Kremer and Robert Sataloff, Trustee for Mark Adam Kremer (filed as Exhibit 10.31 to the Company's Form 10-Q filed on November 16, 1998*).

10.11 Exclusive License Agreement dated August 20, 1998, by and between LaserSight Technologies, Inc. and TLC The Laser Center Patents Inc. (filed as Exhibit 10.32 to the Company's Form 10-Q filed on November 16, 1998*).

10.12 Employment Agreement by and between LaserSight Incorporated and Michael R. Farris dated October 30, 1998 (filed as Exhibit 10.37 to the Company's Form 10-K filed on March 31, 1999*).

10.13 Warrant to purchase 225,000 shares of common stock dated March 22, 1999 by and between LaserSight Incorporated and purchasers of common stock of LaserSight Incorporated (filed as Exhibit 10.39 to the Company's Form 10-K filed on March 31, 1999*).

10.14 Warrant to purchase 67,500 shares of common stock dated February 22, 1999 by and between LaserSight Incorporated and Guy Numann (filed as
            Exhibit 10.40 to the Company's Form 10-Q filed on May 17, 1999*).

10.15 Relocation Agreement, by and between LaserSight Incorporated and Gregory L. Wilson, dated October 13, 1999 (filed as Exhibit 10.45 to the Company's Form 10-Q filed on November 15, 1999*).

10.16 Employment Agreement, by and between LaserSight Technologies, Inc. and Jack T. Holladay, dated October 27, 1999 (filed as Exhibit 10.47 to the Company's Form 10-Q filed on November 15, 1999*).

10.17 Registration Rights Agreement dated January 31, 2000 by and between LaserSight Incorporated and TLC Laser Eye Centers Inc. (filed as
            Exhibit 99.3 to the Company's Form 8-K filed on February 8, 2000*).

10.18 Registration Rights Agreement dated January 31, 2000 by and between LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. (filed as Exhibit 99.5 to the Company's Form 8-K filed on February 8, 2000*).

10.19 Registration Rights Agreement dated February 18, 2000 by and between LaserSight Incorporated, Engmann Options, Inc. and MDNH Partners, L.P. (filed as Exhibit 10.55 to the Company's Form 10-K filed on March 30, 2000*).

10.20 Warrant agreement dated September 8, 2000 among LaserSight Incorporated and BayStar Capital, L.P. (filed as Exhibit 99.3 to the Company's Form 8-K filed on September 22, 2000*).

10.21 Warrant agreement dated September 8, 2000 among LaserSight Incorporated and BayStar International, Ltd. (filed as Exhibit 99.4 to the Company's Form 8-K filed on September 22, 2000*).

10.22 Registration Rights Agreement dated September 8, 2000 among LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. (filed as Exhibit 99.5 to the Company's Form 8-K filed on September 22, 2000*).

10.23 Assignment Agreement dated as of February 27, 2001 among LaserSight Patents, Inc. and Alcon Laboratories, Inc. (filed as Exhibit 99.1 to the Company's Form 8-K filed on March 16, 2001*)**.

10.24 Amended and Restated License and Royalty Agreement dated as of January 3, 2001 by and between LaserSight Technologies, Inc., Luis
            A. Ruiz, M.D. and Sergio Lenchig (filed as Exhibit 10.56 to the Company's Form 10-K filed on March 30, 2001*).

10.25 Registration Rights Agreement dated January 3, 2001 among LaserSight Incorporated, Luis A. Ruiz, M.D. and Sergio Lenchig (filed as
            Exhibit 10.57 to the Company's Form 10-K filed on March 30, 2001*).

10.26 Loan and Security Agreement dated March 12, 2001 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc. (filed as Exhibit 10.58 to the Company's Form 10-K filed on March 30, 2001*).

10.27 Warrant agreement dated March 12, 2001 among LaserSight Incorporated and Heller Healthcare Finance, Inc. (filed as Exhibit 10.59 to the Company's Form 10-K filed on March 30, 2001*).

10.28 Registration Rights Agreement dated March 12, 2001 among LaserSight Incorporated and Heller Healthcare Finance, Inc. (filed as Exhibit
            10.60 to the Company's Form 10-K filed on March 30, 2001*).

10.29 Settlement and License Agreement dated as of May 25, 2001 between LaserSight Incorporated and Visx, Incorporated (filed as Exhibit
            10.62 to the Company's Form 10-Q filed on August 14, 2001*).**

10.30 Securities Purchase Agreement dated July 6, 2001 among LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. (file as Exhibit 99.2 to the Company's Form 8-K filed on July 18, 2001*).

10.31 Series F Registration Rights Agreement dated July 6, 2001 among LaserSight Incorporated, BayStar Capital, L.P. and BayStar International, Ltd. (filed as Exhibit 99.3 to the Company's Form 8-K filed on July 18, 2001*).

10.32 Non-Exclusive License Agreement dated September 7, 2001 among LaserSight Incorporated, LaserSight Technologies, Inc. and Bausch & Lomb Incorporated (filed as Exhibit 10.66 to the Company's Form 10-Q filed on November 14, 2001*).

10.33 Amendment No. 1 to Loan and Security Agreement dated as of February 15, 2002 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc. (filed as Exhibit 10.52 to the Company's Form 10-K filed on April 1, 2002*).

10.34 Securities Purchase Agreement dated August 15, 2002 between LaserSight Incorporated and New Industries Investment Consultants (H.K.) Ltd. The Company undertakes to provide to the Commission upon its request the schedules omitted from this exhibit (filed as Exhibit 99.2 to the Company's Form 8-K filed on August 30, 2002*).

10.35 Series H Registration Rights Agreement dated August 15, 2002 between LaserSight Incorporated and New Industries Investment Consultants (H.K.) Ltd. (filed as Exhibit 99.3 to the Company's Form 8-K filed on August 30, 2002*).

10.36 Product Purchase Agreement dated August 15, 2002 between LaserSight Technologies, Inc. and Shenzhen New Industries Medical Development Co., Ltd. The Company undertakes to provide to the Commission upon its request the schedules omitted from this exhibit (filed as Exhibit 99.4 to the Company's Form 8-K filed on August 30, 2002*)**.

10.37 Distribution Agreement dated August 15, 2002 LaserSight Technologies, Inc. and Shenzhen New Industries Medical Development Co., Ltd. (filed as Exhibit 99.5 to the Company's Form 8-K filed on August 30, 2002*)**.

10.38 Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed under Item 9 to the Company's Form 8-K filed on August 14, 2002*).

10.39 Amendment No. 2 to Loan and Security Agreement dated as of August 15, 2002 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc. (filed as Exhibit 10.1 to the Company's Form 10-Q filed on November 14, 2002*).

10.40 Extension to Loan and Security Agreement dated as of March 12, 2003 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc.

10.41 Amendment No. 3 to Loan and Security Agreement dated as of March 31, 2003 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc.

Exhibit 11  Statement of Computation of Loss Per Share

Exhibit 21  Subsidiaries of the Registrant

Exhibit 23  Consent of KPMG LLP

Exhibit 99 Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. A signed original of this written statement required by Section 906 has been provided to LaserSight Incorporated and will be retained by LaserSight Incorporated and furnished to the Securities and Exchange Commission or its staff upon request.

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

Dated:   March 31, 2003                  LASERSIGHT INCORPORATED

                                 By:     /s/ Michael R. Farris
                                         ---------------------
                                         Michael R. Farris, President and
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Michael R. Farris                                Dated:   March 31, 2003
--------------------------------------------------
Michael R. Farris, President,
Chief Executive Officer and Director

/s/ Francis E. O'Donnell, Jr., M.D.                  Dated:   March 31, 2003
--------------------------------------------------
Francis E. O'Donnell, Jr., M.D.,
Chairman of the Board, Director

/s/ Guy W. Numann                                    Dated:   March 31, 2003
--------------------------------------------------
Guy W. Numann, Director

/s/ David T. Pieroni                                 Dated:   March 31, 2003
--------------------------------------------------
David T. Pieroni, Director

/s/ Xian Ding Weng                                   Dated:   March 31, 2003
--------------------------------------------------
Xian Ding Weng, Director

/s/ Ying Zhi Gu                                      Dated:   March 31, 2003
--------------------------------------------------
Ying Zhi Gu, Director

                                                     Dated:   March 31, 2003
--------------------------------------------------
Steven Shi, Director

/s/ Gregory L. Wilson                                Dated:   March 31, 2003
--------------------------------------------------
Gregory L. Wilson, Chief Financial Officer
(Principal accounting officer)

CERTIFICATIONS PURSUANT TO RULE 13A-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Michael R. Farris, Chief Executive Officer, certify that:

         1. I have reviewed this annual report on Form 10-K of LaserSight Incorporated ("LaserSight");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. LaserSight's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. LaserSight's other certifying officer and I have disclosed, based on our most recent evaluation, to LaserSight's auditors and the audit committee of LaserSight's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect LaserSight's ability to record, process, summarize and report financial data and have identified for LaserSight's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in LaserSight's internal controls; and

         6. LaserSight's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael R. Farris
---------------------
Michael R. Farris
Principal Executive Officer
March 31, 2003

I, Gregory L. Wilson, Chief Financial Officer, certify that:

         1. I have reviewed this annual report on Form 10-K of LaserSight Incorporated ("LaserSight");

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. LaserSight's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. LaserSight's other certifying officer and I have disclosed, based on our most recent evaluation, to LaserSight's auditors and the audit committee of LaserSight's board of directors:

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect LaserSight's ability to record, process, summarize and report financial data and have identified for LaserSight's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in LaserSight's internal controls; and

         6. LaserSight's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Gregory L. Wilson
---------------------
Gregory L. Wilson
Principal Financial Officer
March 31, 2003

                          Independent Auditors' Report


The Board of Directors and Stockholders
LaserSight Incorporated:

We have audited the accompanying consolidated balance sheets of LaserSight Incorporated and Subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserSight Incorporated and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

                                      /s/ KPMG LLP

St. Louis, Missouri
March 21, 2003

                             LASERSIGHT INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001

                                ASSETS                                           2002              2001
                                                                                 ----              ----
Current assets:
     Cash and cash equivalents                                               $ 1,065,778         2,762,062
     Accounts receivable - trade, net                                          3,811,065         8,100,993
     Notes receivable - current portion, net                                   1,763,106         3,219,289
     Inventories                                                               8,928,099        12,005,108
     Deferred tax assets                                                          28,850            40,214
     Other current assets                                                        593,842           691,474
                                                                             -----------       -----------
                                    Total current assets                      16,190,740        26,819,140

Notes receivable, less current portion, net                                    1,020,731         2,129,652
Property and equipment, net                                                      444,049         1,373,494
Other assets, net                                                              5,452,101         5,987,631
                                                                             -----------       -----------
                                                                             $23,107,621        36,309,917
                                                                             ===========       ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable, net of discount of $12,246 at December 31, 2002           $ 2,077,754                --
     Accounts payable                                                          2,755,358         3,846,906
     Accrued expenses                                                          1,993,993         1,804,528
     Accrued license fees                                                      1,504,400         1,672,383
     Accrued warranty                                                          1,667,656         2,521,924
     Accrued commissions                                                       1,594,634         1,650,299
     Deferred revenue                                                          1,657,352         1,459,592
                                                                             -----------       -----------
                                    Total current liabilities                 13,251,147        12,955,632

Accrued expenses, less current portion                                           187,449           315,595
Deferred royalty revenue, less current portion                                 5,741,941         4,600,000
Deferred income taxes                                                             28,850            40,214
Note payable, net of discount of $73,530 at December 31, 2001                         --         2,926,470
Commitments and contingencies

Stockholders' equity:
     Convertible preferred stock, par value $.001 per share; authorized
          10,000,000 shares:
        Series F - zero and 1,276,596 shares issued and outstanding at
         December 31, 2002 and 2001, respectively                                     --             1,277
        Series H - 9,280,647 and zero shares issued and outstanding at
         December 31, 2002 and 2001, respectively                                  9,281                --
     Common stock-par value $0.001 per share; authorized 100,000,000 shares;
        27,987,141 and 26,596,062 shares issued at December 31, 2002 and
        2001, respectively                                                        27,987            26,596
     Additional paid-in capital                                              103,796,812       102,918,836
     Stock subscription receivable                                               (32,336)       (1,140,000)
     Accumulated deficit                                                     (99,360,863)      (85,792,056)
     Less treasury stock, at cost; 145,200 common shares at December 31,
        2002 and 2001                                                           (542,647)         (542,647)
                                                                             -----------       -----------
                                    Total stockholders' equity                 3,898,234        15,472,006
                                                                             -----------       -----------
                                                                             $23,107,621        36,309,917
                                                                             ===========       ===========

See accompanying notes to consolidated financial statements.

                             LASERSIGHT INCORPORATED
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2002, 2001 and 2000

                                                              2002               2001              2000
                                                              ----               ----              ----
Revenues:
     Products                                             $ 9,400,316         13,076,039        31,064,505
     Royalties                                              1,101,819            392,000         2,632,551
     Gain on sale of patent                                        --          3,950,836                --
                                                          -----------        -----------       -----------
                                                           10,502,135         17,418,875        33,697,056
Cost of revenues:
     Product cost                                           5,748,989          7,385,303        14,804,797
                                                          -----------        -----------       -----------

           Gross profit                                     4,753,146         10,033,572        18,892,259

Research, development, and regulatory expenses              1,318,808          3,271,724         4,621,783

Other general and administrative expenses                  12,812,954         23,753,773        21,958,518
Selling related expenses                                    3,279,523          4,674,752         7,620,844
Amortization of intangibles                                   460,236            503,094         2,361,574
Litigation settlement expense                                 140,000            591,289           135,000
Impairment loss                                                    --                 --         4,116,504
                                                          -----------        -----------       -----------
                                                           16,692,713         29,522,908        36,192,440
                                                          -----------        -----------       -----------

     Loss from operations                                 (13,258,375)       (22,761,060)      (21,921,964)

Other income and expenses:
     Interest and dividend income                             276,316            578,734           930,040
     Interest expense                                        (586,748)          (480,411)          (29,119)
                                                         ------------        -----------       -----------
     Loss from continuing operations before
           income tax expense                             (13,568,807)       (22,662,737)      (21,021,043)

Income tax expense                                                 --                 --                --
                                                         ------------        -----------       -----------

     Loss from continuing operations                      (13,568,807)       (22,662,737)      (21,021,043)

Discontinued operations:
     Loss from the operation of discontinued health
           care services business                                  --         (3,371,423)         (409,038)
     Loss on disposal of health care services
           business, including provision of $110,000
           for operating losses during phase-out period            --           (155,532)               --
                                                         ------------        -----------       -----------
     Loss from discontinued operations                             --         (3,526,955)         (409,038)
                                                         ------------        -----------       -----------

Net loss                                                  (13,568,807)       (26,189,692)      (21,430,081)

Conversion discount on preferred stock                       (353,773)                --                --
                                                         ------------        -----------       -----------

Loss attributable to common shareholders                 $(13,922,580)       (26,189,692)      (21,430,081)
                                                         ============        ===========       ===========

Loss per common share - basic and diluted                $      (0.51)             (1.04)            (1.02)
                                                         ============        ===========       ===========

Weighted average number of shares outstanding
                      - basic and diluted                  27,299,000         25,131,000        21,061,000
                                                         ============        ===========       ===========

See accompanying notes to consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years ended December 31, 2002, 2001 and 2000

                                                                      Issued
                      Common Stock     Preferred Stock   Additional   Shares       Stock                                Total
                      ------------     ---------------    Paid-in     Held In   Subscription  Accumulated  Treasury  Stockholders'
                    Shares    Amount   Shares    Amount   Capital     Escrow     Receivable     Deficit      Stock      Equity
                    ------    ------   ------    ------   -------     ------     ----------     -------      -----      ------
Balances at
  December 31,
  1999            18,040,313 $18,040  4,000,000  $4,000  82,346,811  (2,936,250) (1,140,000)  (38,172,283) (542,647)   39,577,671

Issuance of shares
  from exercise of
  stock options,
  warrants and
  ESPP                19,649      20         --      --      84,513          --          --            --        --        84,533

Issued shares
  returned from
  escrow and
  cancelled         (200,000)   (200)        --      --  (2,936,050)  2,936,250          --            --        --            --

Issuance of shares
  from financing,
  net of financing
  costs            3,060,316   3,060         --      --  19,099,391          --          --            --        --    19,102,451

Conversion of
  preferred stock  2,000,000   2,000 (2,000,000) (2,000)         --          --          --            --        --            --

Net loss                  --      --         --      --          --          --          --   (21,430,081)       --   (21,430,081)
  December 31,
  2000            22,920,278  22,920  2,000,000   2,000  98,594,665          --  (1,140,000)  (59,602,364) (542,647)   37,334,574

                                      F-4a

Issuance of shares
  from ESPP           56,327      56         --      --      66,669          --          --            --        --        66,725

Issuance of shares
  in conjunction
  with license
  agreement          730,552     731         --      --   1,117,927          --          --            --        --     1,118,658

Issuance of shares
  in conjunction
  with professional
  services            50,000      50         --      --      60,419          --          --            --        --        60,469

Issuance of
  warrants in
  conjunction with
  debt financing          --      --         --      --     122,557           --         --            --        --       122,557

Issuance of
  options in
  conjunction with
  consulting
  agreement               --      --         --      --      33,715           --         --            --        --        33,715

Issuance of shares
  from financing,
  net of financing
  costs              838,905     839  1,276,596   1,277   2,922,884           --         --            --        --     2,925,000

Conversion of
  preferred stock  2,000,000   2,000 (2,000,000) (2,000)         --           --         --            --        --            --

Net loss                  --      --         --      --          --           --         --   (26,189,692)       --   (26,189,692)
                  ----------  ------ ----------  ------  ----------    --------- ----------   -----------  --------   -----------
Balances at
  December 31,
  2001            26,596,062  26,596  1,276,596   1,277 102,918,836           -- (1,140,000)  (85,792,056) (542,647)   15,472,006

                                      F-4b

Issuance of shares
  from ESPP           11,177      11         --      --       1,129           --         --            --        --         1,140

Issuance of shares
  in conjunction
  with professional
  services           103,306     103         --      --      54,774           --         --            --        --        54,877

Settlement of stock
  subscription
  receivable              --      --         --      --    (993,646)          --  1,107,664            --        --       114,018

Issuance of shares
  from financing,
  net of financing
  costs                   --      --  9,280,647   9,281   1,815,719           --         --            --        --     1,825,000

Conversion of
  preferred stock  1,276,596   1,277 (1,276,596) (1,277)         --           --         --            --        --            --

Net loss                  --      --         --      --          --           --         --    (13,568,807)      --   (13,568,807)
                  ----------  ------ ----------  ------  ----------    --------- ----------    ----------- --------   -----------
Balances at
  December 31,
  2002            27,987,141 $27,987  9,280,647  $9,281 103,796,812           --    (32,336)   (99,360,863)(542,647)    3,898,234
                  ==========  ====== ==========  ====== ===========    ========= ==========    =========== ========   ===========

See accompanying notes to consolidated financial statements.

                                      F-4c

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2002, 2001 and 2000

                                                              2002               2001              2000
                                                              ----               ----              ----
Cash flows from operating activities:
  Net loss                                               $(13,568,807)       (26,189,692)      (21,430,081)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Gain on sale of patent                                       --         (3,950,836)               --
      Depreciation and amortization                         1,600,826          2,275,974         3,746,919
      Impairment on discontinued operation                         --          2,984,493                --
      Impairment loss                                              --                 --         4,116,504
      Provision for uncollectible accounts                  1,413,947          2,258,252         2,354,366
      Stock, options and warrants issued in
        conjunction with consulting agreements,
        settlement and services                                54,877             94,184                --
      Changes in assets and liabilities:
        Accounts and notes receivable, net                  4,991,085            737,533        (5,567,448)
        Inventories                                         3,142,847            118,769        (3,714,054)
        Accounts payable                                   (1,091,548)           (23,885)        1,176,297
        Accrued expenses and commissions                   (1,016,597)        (1,035,092)        3,471,367
        Income taxes                                               --                 --                --
        Deferred revenue                                    1,339,701          4,910,177            96,038
        Other, net                                            429,762            151,396            23,484
                                                         ------------       ------------      ------------
           Net cash used in operating activities           (2,703,907)       (17,668,727)      (15,726,608)
                                                         ------------       ------------      ------------
Cash flows from investing activities:
    Purchases of property and equipment                       (22,535)          (296,592)       (1,600,654)
    Net proceeds from sale of patent                               --          6,365,000                --
    Acquisition of other intangible assets                         --                 --        (4,513,665)
                                                         ------------       ------------      ------------
           Net cash provided by (used in)
             investing activities                             (22,535)         6,068,408        (6,114,319)
                                                         ------------       ------------      ------------
Cash flows from financing activities:
    Proceeds from issuance of common stock, net                    --                 --        19,102,451
    Proceeds from issuance of preferred stock, net          1,825,000          2,925,000                --
    Proceeds from stock subscription receivable               114,018                 --                --
    Proceeds from exercise of stock options,
      warrants and ESPP                                         1,140             66,725            84,533
    Payments on debt financing                               (910,000)                --                --
    Proceeds from debt financing                                   --          2,776,798                --
                                                         ------------       ------------      ------------
           Net cash provided by financing activities        1,030,158          5,768,523        19,186,984
                                                         ------------       ------------      ------------

           Decrease in cash and cash equivalents           (1,696,284)        (5,831,796)       (2,653,943)

Cash and cash equivalents:
    Beginning of year                                       2,762,062          8,593,858        11,247,801
                                                         ------------       ------------      ------------
    End of year                                          $  1,065,778          2,762,062         8,593,858
                                                         ============       ============      ============

Non-cash investing and financing activity:
    Royalties prepaid by offset to existing
      accounts receivable                                $    450,000                 --                --
    Issuance of common stock as prepayment of
      keratome license                                             --          1,118,658                --
    Issuance of warrants in conjunction with
      debt financing                                               --            122,557                --


See accompanying notes to consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

NOTE 1 -- BUSINESS AND LIQUIDITY

LaserSight Incorporated (the Company) is the parent company of the following major wholly-owned operating subsidiaries: LaserSight Technologies, Inc., which develops, manufactures and sells ophthalmic lasers and related products primarily for use in laser vision correction, including laser in-situ keratomileusis (LASIK) and photorefractive keratectomy (PRK) procedures and currently licenses patents related to refractive surgical equipment; and LaserSight Patents, Inc., which currently licenses patents related to refractive surgical procedures. During 2001, the wholly-owned subsidiary, MRF, Inc. d/b/a The Farris Group, a consulting firm servicing health care providers, ceased operations and is presented as a discontinued operation in the consolidated statements of operations for the years ended December 31, 2001 and 2000.

The Company has incurred significant losses and negative cash flows from operations in each of the years in the three-year period ended December 31, 2002 and has an accumulated deficit of approximately $99.4 million at December 31, 2002. The substantial portion of the losses is attributable to delays in Food and Drug Administration (FDA) approvals for the treatment of various procedures on the Company's excimer laser system in the U.S. (a key approval for the treatment of nearsightedness with or without astigmatism was received in late September 2001) and the continued development efforts to expand clinical approvals of the Company's excimer laser and other products.

The Company has significant liquidity and capital resource issues relative to the timing of accounts receivable collection and the successful completion of new sales compared to ongoing payment obligations. In July 2002, the Company announced it had entered a letter of intent with affliated companies based in the People's Republic of China (hereafter referred to as the China group or China transaction). Definitive agreements relating to the transaction were executed in August 2002 and include the China group's commitment to purchase $10.0 million of lasers and other products over a 12-month period ending in August 2003 and an equity investment in the Company of $2.0 million. The Company started shipping products under those agreements in August 2002 and received the equity investment in October 2002. As a result of the China transaction, the Company's short-term liquidity improved and its operating results are improving. Management of the Company continues undertaking steps as part of a plan to attempt to continue to improve liquidity and operating results with the goal of sustaining Company operations. These steps include seeking (a) to increase sales; and (b) to control overhead costs and operating expenses.

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

INVENTORIES

Inventories, which consist primarily of laser systems parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates cost determined on the first-in, first-out method.

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

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets." Under Statement No. 142, intangible assets with definite lives are required to be amortized to expense over the estimated useful live, and tested for impairment at least annually, or on an interim basis when a triggering event occurs, in accordance with Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." During the first quarter of 2002, the Company performed an initial evaluation of its intangibles and determined that the fair value of its intangibles was in excess of the book value. At December 31, 2002, there were no such impairments of intangible assets during the periods presented. See note 8.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the year incurred. The cost of certain equipment used in research and development activities which have alternative uses is capitalized as equipment and depreciated using the straight-line method over the estimated lives (five to seven years) of the assets. Total expenditures on research and development for the years ended December 31, 2002, 2001 and 2000 were, approximately $851,000, $2,287,000 and
$3,165,000, respectively.

PRODUCT WARRANTY COSTS

Estimated future warranty obligations related to the Company's products, typically for a period of one year, are provided by charges to operations in the period in which the related revenue is recognized.

The activity related to the Company's warranty reserve as of December 31, 2002 and 2001 is as follows:

 Balance, December 31, 2000        $ 2,602,125
   Warranty expense                  1,050,000
   Costs incurred                   (1,130,201)
                                   -----------
 Balance, December 31, 2001          2,521,924
   Warranty expense                    482,000
   Costs incurred                   (1,336,268)
                                   -----------
 Balance, December 31, 2002        $ 1,667,656
                                   ===========

EXTENDED SERVICE CONTRACTS

The Company sells product service contracts covering periods beyond the initial warranty period. Revenues from the sale of such contracts are deferred and amortized on a straight-line basis over the life of the contracts. Service contract costs are charged to operations as incurred.

REVENUE RECOGNITION

The Company recognizes revenue from the sale of its products in the period that the products are shipped to the customers. The Company recognizes revenue from the sale of authorized procedure passwords at the time non-refundable payment is received and a password is provided to perform procedures.

Royalty revenues from the license of patents owned are recognized in the period earned. When the Company issues paid-up licenses, the revenue is recognized over the remaining life of the patent licensed on a straight-line basis.

The Company recognizes revenue from sales of its topography software in accordance with Statement of Position (SOP) 97-2, "Software Revenue Recognition" as amended by SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." Revenue is recognized when persuasive evidence of an arrangement exits and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization or modification of the software.

Revenues in multiple element arrangements are allocated to each element based upon the relative fair values of each element, based upon published list prices in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables."

COST OF REVENUES

Cost of revenues consist of product cost. Product cost relates to the cost from the sale of the Company's products in the period that the products are shipped to the customers.

LOSS PER SHARE

Basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase Common Stock, and convertible Preferred Stock and are included in the computation using the treasury stock method if they would have a dilutive effect. Diluted loss per share for the years ended December 31, 2002, 2001 and 2000 is the same as basic loss per share.

Pursuant to EITF Nos. 98-5 and 00-27, the value of the conversion discount on the Series H Convertible Participating Preferred Stock (Series H Preferred Stock) issued in October 2002 will be reflected as an increase to the loss attributable to common stockholders through the period ending October 25, 2003. The total conversion discount of $2,000,000 was limited by the proceeds from the Series H Preferred Stock. Of this total, $1,935,350 will be accreted to the Company's loss attributable to common stockholders ratably over the twelve month period ending October 25, 2003 or earlier, should the Company fulfill the purchase order and receive payment prior to October 25, 2003. The remaining $64,650 will increase the Company's loss attributable to common stockholders during the period that an effective registration statement is in place for the Series H Preferred Stock. During the year ended December 31, 2002, approximately $354,000 of such conversion discount was included in the Company's loss attributable to common stockholders.

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2002, 2001 and 2000:

                                       2002           2001           2000
                                       ----           ----           ----
Numerator, basic and diluted:
   Net loss                        $(13,568,807)   (26,189,692)   (21,430,081)
   Conversion discount on
     preferred stock                   (353,773)            --             --
                                   ------------    -----------    -----------
   Loss attributable to
     common stockholders           $(13,922,580)   (26,189,692)   (21,430,081)
                                   ============    ===========    ===========

Denominator, basic and diluted:
   Weighted average
     shares outstanding              27,299,000     25,131,000     21,061,000
                                   ============    ===========    ===========

Basic and diluted loss per share:

   Loss from continuing
     operations                    $      (0.50)         (0.90)         (1.00)
   Loss from discontinued
     operations                              --          (0.13)         (0.02)
   Loss from disposal of
     discontinued operations                 --          (0.01)            --
                                   ------------    -----------    -----------
   Net loss                               (0.50)         (1.04)         (1.02)
   Conversion discount on
     preferred stock                      (0.01)            --             --
                                   ------------    -----------    -----------
   Loss attributable to
     common stockholders           $      (0.51)         (1.04)         (1.02)
                                   ============    ===========    ===========

Common share equivalents, including contingently issuable shares, options, warrants, and convertible Preferred Stock totaling 4,087,000, 1,406,000 and 2,507,000 common stock equivalents at December 31, 2002, 2001 and 2000, respectively, are not included in the computation of diluted loss per share because they had an antidilutive effect.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

Statement No. 144 provides a single accounting model for long lived assets to be disposed of. Statement No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted Statement No. 144 on January 1, 2002. The adoption of Statement No. 144 did not affect the Company's consolidated financial statements.

In accordance with Statement No. 144, long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Prior to the adoption of Statement No. 144, the Company accounted for long-lived assets in accordance with Statement No. 121, "Accounting for Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of."

SHIPPING AND HANDLING COSTS

The Company includes shipping and handling fees billed to customers in product revenues. Shipping and handling costs associated with outbound freight are included in selling related expenses and totaled $179,000, $187,000 and $295,000 for the years ended December 31, 2002, 2001 and 2000.

ISSUANCES OF EQUITY INSTRUMENTS TO NON-EMPLOYEES

The Company periodically issues common stock, stock options or warrants to non-employees in exchange for services provided. The fair value of such issuances are determined when the performance commitment by the non-employee is reached using the Black Scholes option-pricing model. The fair value is recorded as operating expense in the period over which the service is provided.

STOCK OPTION ACCOUNTING

The Company applies the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement No. 123, "Accounting for Stock Based Compensation," established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As allowed by Statement No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted only the disclosure requirements of Statement No. 123. The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding and unvested awards in each period:

                                    2002          2001          2000
                                    ----          ----          ----
NET LOSS AS REPORTED:         $ (13,568,808)  (26,189,692)  (21,430,081)
Less: Total compensation
expense determined under
fair value method,
net of tax                       (2,011,405)   (2,508,780)   (2,109,961)
Pro forma net loss            $ (15,580,213)  (28,698,472)  (23,540,042)

BASIC AND DILUTED EPS:
     As reported              $       (0.50)        (1.04)        (1.02)
     Pro forma                        (0.57)        (1.14)        (1.12)

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits Restructuring." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Company will be required to implement Statement No. 146 on January 1, 2003. The adoption of Statement No. 146 is not expected to have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-base employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

RECLASSIFICATIONS

Certain prior years' amounts have been reclassified to conform with the current year presentation.

NOTE 3 -- DISCONTINUED OPERATIONS

In November 2001, the Company decided to discontinue the operations of its health care services business as a result of its increased focus on refractive product development and commercialization. The health care services business continued its operations through the end of 2001 and phased out its remaining client projects in early 2002.

Results from discontinued operations for the years ended December 31, 2001 and 2000 were as follows:

                                       2001            2000
                                       ----            ----
   Net revenues                    $    897,457        820,545
     Operating loss:
     Loss from discontinued
        operations                   (3,371,423)      (409,038)
     Loss from disposal
        discontinued operations        (155,532)            --
                                   ------------    -----------
     Loss from discontinued
        operations                 $ (3,526,955)      (409,038)
                                   ============    ===========

Losses from discontinued operations included the results of operations from the business disposed of through December 31, 2001. Losses related to the business subsequent to 2001 were estimated and provided for in the loss on the disposition of the business.

The 2001 loss from discontinued operations, $3,371,423, included an impairment loss of approximately $2,984,000 related to the goodwill of the Company's health care services subsidiary. The Company's increased focus on refractive product development and commercialization resulted in management's decision in late 2001 to phase out the health care services business. As a result, management performed an evaluation of the recoverability of such goodwill, and concluded that a significant impairment of intangible assets had occurred. An impairment charge was required because the carrying value of the assets could not be recovered through estimated net cash flows.

The loss from the disposal recorded in 2001 totaled $155,532. The losses associated with the disposition of the business were based on an estimate of results of operations for the business from the date the decision was made to dispose of the business through the phase-out period. Through the year ended December 31, 2002, actual losses subsequent to 2001 approximated the losses estimated.

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

PATENTS

In August 1997, the Company finalized an agreement with International Business Machines Corporation (IBM), in which the Company acquired certain patents (IBM Patents) relating to ultraviolet light ophthalmic products and procedures for ultraviolet ablation for $14.9 million. The total value was capitalized and was being amortized over approximately 8 years prior to its sale in March 2001. Under the agreement, IBM transferred to the Company all of IBM's rights under its patent license agreements with certain licensees. Royalties from such assigned patent licenses totaled approximately $288,000, $392,000 and $2,633,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

KERATOME LICENSE

In September 1997, the Company acquired worldwide distribution rights to the Ruiz-Lenchig keratome for the LASIK procedure and entered into a limited exclusive license agreement for intellectual property related to the keratome products. The agreement called for the Company to share the product's gross profit with the licensors with defined minimum quarterly royalties. In January 2001, the Company entered into an amended and restated license and royalty agreement related to the Company's keratome products. Under the terms of the amendment, 730,552 shares of Common Stock were issued, valued at approximately $1.1 million, in prepayment for royalties during the term of the license. The term was extended until July 31, 2005.

In June 2002, the agreement was further amended to revise the payment schedule and provide that the number of notice and cure periods relating to deliquent payments would be limited to three. After the last notice and cure period is used, if the Company fails to make a timely payment under the agreement, the licensors have the right to immediately declare the Company in default and accelerate the balance of the remaining unpaid payments.

As of December 31, 2002, minimum royalty payments totaling approximately $3.8 million remain due in varying installments through the term of the amendment. See note 17. The royalty rate was reduced from 50% to 10% of gross profits. The value of the Common Stock issued and the minimum royalty payments are being expensed on a straight-line basis through July 31, 2005 at a rate of approximately $1.6 million annually, and is included in selling related expenses. As of December 31, 2002 and 2001, the prepaid royalties under the keratome license were included in other current assets.

LASERSIGHT CENTERS INCORPORATED

In 1993, the Company acquired all of the outstanding stock of LaserSight Centers Incorporated (Centers), a privately held corporation, whose former owners included two of the Company's former presidents and its chairman. Centers was a development stage corporation that intended to provide services for ophthalmic laser surgical centers using excimer and other lasers. The terms for the closing of this transaction provided for the issuance of 500,000 unregistered shares of the Company's Common Stock and the agreement of the Company to issue up to an additional 1,265,333 unregistered shares of its Common Stock based on the outcome of certain future events and whether Centers achieved certain performance objectives.

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

NOTE 5 -- ACCOUNTS AND NOTES RECEIVABLE

Accounts and notes receivable at December 31, 2002 and 2001 were net of allowance for uncollectibles of approximately $5,464,000 and $5,521,000, respectively. During 2002 and 2001, approximately $1,471,000 and $1,398,000, respectively, in accounts and notes receivable, net of associated commissions and bad debt recoveries, were written off as uncollectible.

The Company currently provides internal financing for sale of its laser systems. Sales for which there is no stated interest rate are discounted at a rate of eight percent, an estimate of the prevailing market rate for such purchases. Note receivable payments due within one year are classified as current. Maturity dates of long-term notes receivable balances, less an allowance for uncollectibles, at December 31, 2002 are as follows:

     Due in 2004        $   921,522
            2005             71,065
            2006             28,144
                        -----------
                        $ 1,020,731
                        ===========

NOTE 6 -- INVENTORIES

The components of inventories at December 31, 2002 and 2001 are summarized as follows:

                                       2002            2001
                                       ----            ----
Raw materials                      $  5,994,564      7,699,939
Work in process                         245,195         92,030
Finished goods                        2,057,672      3,563,796
Test equipment-clinical trials          630,668        649,343
                                   ------------    -----------
                                   $  8,928,099     12,005,108
                                   ============    ===========

As of December 31, 2002 and 2001, the Company had one and two laser systems, respectively, being used under arrangements for clinical trials.

NOTE 7 -- PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2002 and 2001 are as follows:

                                       2002            2001
                                       ----            ----
Leasehold improvement              $    646,431        646,431
Furniture and equipment               1,312,293      1,370,958
Laboratory equipment                  2,333,352      2,330,727
                                   ------------    -----------
                                      4,292,076      4,348,116
Less accumulated depreciation         3,848,027      2,974,622
                                   ------------    -----------
                                   $    444,049      1,373,494
                                   ============    ===========

NOTE 8 -- OTHER ASSETS

Other assets at December 31, 2002 and 2001 are as follows:

                                       2002            2001
                                       ----            ----
Acquired technology, net of
   accumulated amortization of
   $1,085,628 in 2002 and
   $939,624 in 2001                $    666,372        812,376
Diagnostic patents, net of
   accumulated amortization
   of $665,445 in 2002 and
   $423,465 in 2001                   3,448,220      3,690,200
Keratome patents and license,
   net of accumulated
   amortization of $380,667 in
   2002 and $308,415 in 2001            714,133        786,385
Deposits                                584,744        466,874
Deferred financing costs, net            38,632        231,796
                                   ------------    -----------
                                   $  5,452,101      5,987,631
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

ACQUIRED INTANGIBLE ASSETS

As of December 31, 2002, acquired intangible assets were comprised of the following:

                                      Gross
                                     Carrying      Accumulated
                                      Amount      Amortization
                                     --------     ------------
Acquired technology                $  1,752,000     (1,085,628)
Diagnostic patents                    4,113,665       (665,445)
Keratome patent                       1,094,800       (380,667)
                                   ------------    -----------
Totals                             $  6,960,465     (2,131,740)
                                   ============    ===========

Aggregate amortization expense for
   the year ended December 31, 2002                $   460,236
                                                   ===========
Estimated amortization expense for
   the year ending December 31,
                   2003                            $   460,236
                   2004                                460,236
                   2005                                460,236
                   2006                                460,236
                   2007                                396,588

NOTE 9 -- EMPLOYEE BENEFIT PLANS

401(K) PLAN

The Company has a 401(k) plan for the benefit of substantially all of its full-time employees. The plan provides, among other things, for employer-matching contributions to be made at the discretion of the Board of Directors. Employer-matching contributions vest over a seven-year period. Administrative expenses of the plan are paid by the Company. For the years ended December 31, 2002, 2001 and 2000, expense incurred related to the 401(k) plan, including employer-matching contributions, if any, was approximately $9,000, $9,000 and $78,000, respectively.

EMPLOYEE STOCK PURCHASE PLAN

The Company has a qualified Employee Stock Purchase Plan (ESPP), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company issued 11,177, 56,327 and 12,681 shares of Common Stock during 2002, 2001 and 2000, respectively, pursuant to this plan at an average price per share of $0.10, $1.18 and $3.24, respectively.

NOTE 10 -- NOTES PAYABLE

On March 12, 2001, the Company entered into a loan agreement with Heller Healthcare Finance, Inc. (Heller), an affiliate of GE Capital, for a $3.0 million term loan at an annual interest rate of prime plus 2.5% (6.75% at December 31, 2002) and a revolving loan in an amount of up to 85% of eligible receivables related to U.S. sales, but not more than $10.0 million, at an annual interest rate of prime plus 1.25% (5.5% at December 31, 2002). Including amortization of financing costs, discount on note payable and other fees, the effective interest rate on the term loan was 23% and 19% during 2002 and 2001, respectively. In connection with the loans, the Company paid an origination fee of $130,000 and issued warrants to purchase 243,750 shares of Common Stock. The warrants were recorded as a discount to note payable based on their fair value on the date of issuance, approximately $123,000, determined using the Black Scholes option-pricing model, and are amortized to interest expense over the original life of the loan. At the termination of the loan, an additional fee of $148,125 will be payable to Heller. The warrants are exercisable at any time from March 12, 2001 through March 12, 2004 at an exercise price per share of $3.15. Borrowings under the loan agreement are secured by substantially all of the Company's assets. The original loan agreement required the Company to meet certain covenants, including the maintenance of a minimum level of net worth.

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

On August 15, 2002, the Company's loan agreement with Heller was amended a second time. Heller provided a waiver of the Company's failure to comply with certain financial covenants under the loan agreement pending the funding of the equity portion of the China transaction (see note 12). Upon receipt of the equity investment in October 2002, revised covenants became effective that decreased the required minimum level of net worth to $2.1 million, decreased minimum tangible net worth to negative $2.8 million and decreased minimum quarterly revenues during the third quarter of 2002 to $2.5 million, the fourth quarter of 2002 to $4.2 million and the first quarter of 2003 to $5.3 million. In exchange for the waiver and revised covenants, the Company paid $150,000 in principal to Heller upon the receipt of the equity investment in October 2002 and agreed to increase other monthly principal payments to $60,000 in October 2002 and $40,000 during each of November and December 2002 and January 2003. The remaining principal balance was originally due on March 12, 2003. See note 18. The Company is currently unable to borrow under its revolving credit facility.

In connection with a loan agreement in 1997, the Company issued warrants to purchase 500,000 shares of Common Stock. The warrants are exercisable at any time through April 1, 2002 and currently have an exercise price per share of $4.91. Subject to certain conditions based on the market price of the Common Stock, any warrants that remain outstanding on April 1, 2002 are subject to mandatory repurchase by the Company currently at a price of $1.21 per warrant. The warrants have certain anti-dilution features that resulted in approximately 98,000 additional shares being issuable under the warrants, primarily due to the issuance of the Series B, C, D & F Preferred Stock and the September 2000 private placement. A total of 497,000 warrants have been exercised through December 31, 2001. As a result of a cashless exercise, a total of 314,941 shares of Common Stock have been issued as a result of such exercises. The recorded amount of the obligation will change with the fair value of the warrants, with the corresponding adjustment to interest expense. At December 31, 2002, no such warrants remained outstanding. The warrants were valued at $119,330 at December 31, 2001 and were classified as accrued expenses.

Interest paid during 2002, 2001 and 2000 approximated $335,000, $525,000 and $14,000, respectively.

NOTE 11 -- DEFERRED REVENUE

Deferred revenue at December 31, 2002 and 2001 is as follows:

                                       2002            2001
                                       ----            ----
Service contracts and deposits     $    718,112        751,592
Deferred royalty revenue              6,681,181      5,308,000
                                   ------------    -----------
                                      7,399,293      6,059,592
Less long-term portion                5,741,941      4,600,000
                                   ------------    -----------
                                   $  1,657,352      1,459,592
                                   ============    ===========

During 2001, the Company received a total of $6.5 million in cash from two third parties for a non-exclusive license agreement to its U.S. Patent No. RE 37,504 (`504 Scanning Patent) and another patent. Of the total, $0.8 million was recorded as a payable to TLC Laser Eye Centers Inc. under a license sharing agreement. In May 2002, the Company received a total of $2.6 million in cash from two third parties for non-exclusive license agreements to its `504 Scanning Patent. These receipts were recorded as deferred revenue and revenue is being amortized over the life of the patent, approximately 10 years.

NOTE 12 -- STOCKHOLDERS' EQUITY

On August 15, 2002, the Company executed definitive agreements with a company based in the People's Republic of China that specializes in advanced medical treatment services, medical device distribution and medical project investment. The transaction established a strategic relationship that include the commitment to purchase at least $10.0 million worth of Company products during the 12-month period following the signing of the definitive agreements, distribution of Company products in mainland China, Hong Kong, Macao and Taiwan, and a $2.0 million investment in the Company. Under the terms of the agreements, the products purchased are being paid by irrevocable letters of credit, confirmed by a U.S. bank and payable upon presentation of shipping documents. See note 16. In October 2002, the investment called for under the agreements with the China-based group was completed. In exchange for its $2.0 million investment, the Company issued the China-based group 9,280,647 shares of Series H Convertible Preferred Stock that, subject to certain restrictions, could be converted into 18,561,294 shares of the Company's Common Stock and result in the purchaser holding approximately 40% of the Company's Common Stock. Of the 9,280,647 shares of Series H Preferred Stock that were issued, 8,980,647 shares may not be converted until the first to occur of (i) the one-year anniversary of the date the Series H Preferred Stock was issued, (ii) the Company's failure to deliver products in accordance with the delivery schedule set forth under the terms of the agreements with the China group, or (iii) the Company has received payment for at least $10.0 million worth of its products to be sold pursuant to the terms of the agreements with the China-based group. The remaining 300,000 shares held by Benchmark Capital & Finance, Inc. may be converted when a registration statement has been declared effective related to the Common Stock underlying the Series H Preferred Stock. After October 25, 2004, each share of Series H Preferred Stock then outstanding will automatically convert into two shares of common stock. A conversion discount on the Series H Preferred Stock of $2.0 million will be accreted to the Company's loss over a period of one year from October 25, 2002 issuance date. See note 2.

In April 2002, the Company settled litigation related to its stock subscription receivable and, during 2002, received approximately $82,000 with a commitment for an additional total of approximately $64,000 to be paid in four quarterly installments beginning in July 2002. The first three installments were received in July and October 2002 and January 2003, respectively. Upon receipt of the remaining installment in a timely manner, the Company will release all claims in this matter.

On July 6, 2001, the Company closed a transaction for the sale of 1,276,596 shares of Series F Preferred Stock to a total of two investors in exchange for the Company receiving $3.0 million in cash. The Series F Preferred Stock was convertible into Common Stock on a share for share basis. All Series F Preferred Stock was converted into Common Stock during 2002. In addition, the investors received a total of 838,905 shares of Common Stock under price protection provisions of the Company's September 2000 private placement.

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

During the years ended December 31, 2002, 2001 and 2000, LaserSight received approximately $1,000, $67,000 and $85,000, respectively, in cash from the exercise of warrants, stock options and the Employee Stock Purchase Plan, resulting in the issuance of 11,177, 56,327 and 19,649 shares respectively, of Common Stock.

Stock warrant activity during the periods indicated is as follows:

                                                     Weighted
                                      Shares         Average
                                      Under          Exercise
                                     Warrants         Price
                                     --------         -----
 Balance at December 31, 1999         1,020,002    $   3.54
   Granted                              600,000        3.60
   Anti-dilution issuances               27,426          --
                                   ------------
 Balance at December 31, 2000         1,647,428        3.56
   Granted                              243,750        3.15
   Anti-dilution issuances               21,590          --
                                   ------------
 Balance at December 31, 2001         1,912,768        3.43
   Terminated                          (821,518)       2.88
                                   ------------
 Balance at December 31, 2002         1,091,250        3.84
                                   ============

All warrants outstanding as of December 31, 2002 are exercisable.

On March 23, 1999, the Company closed a transaction for the sale of 2,250,000 shares of Common Stock to a total of six investors, including Pequot Capital Management, Inc. (Pequot) and TLC, in exchange for the Company receiving $9.0 million in cash. In addition, the investors received a total of 225,000 warrants to purchase Common Stock at $5.125 each, the Common Stock closing price on March 22, 1999. At December 31, 2002, 180,000 such warrants were outstanding.

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

In the event that a person acquires beneficial ownership (except as otherwise permitted by the Board of Directors) of 15% or more of the Company's Common Stock, holders of Rights (other than the acquiring person or group) may purchase, at the Rights' then current purchase price, shares of the Company's Common Stock having a value at that time equal to twice such exercise price. In the event that the Company merges into or otherwise transfers 50% or more of its assets or earnings power to any person after the Rights become exercisable, holders of Rights (other than the acquiring person or group) may purchase, at the then current exercise price, common stock of the acquiring entity having a value at that time equal to twice such exercise price.

NOTE 13 -- STOCK OPTION PLANS

The Company has options outstanding at December 31, 2002 related to two stock based compensation plans (the Plans). Options are currently issuable by the Board of Directors under the 1996 Equity Incentive Employee Plan (1996 Incentive
Plan) and the LaserSight Incorporated Non-employee Directors Stock Option Plan (Directors Plan), both of which were approved by the Company's stockholders in June 1996, and which were last amended in July 2001 and June 1999, respectively.

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

The per share weighted-average fair value of stock options granted during the years ended December 31, 2002, 2001 and 2000, was $0.10, $0.35 and $2.90,
respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                2002         2001          2000
                                ----         ----          ----
Expected dividend yield           0%           0%            0%
Volatility                       50%          50%           50%
Risk-free interest rate      4.12-5.32%    4.39-5.27%    6.12-6.84%
Expected life (years)           3-10          5-10          5-10

Stock option activity for all plans during the periods indicated is as follows:

                                                       Weighted
                                      Shares            Average
                                      Under            Exercise
                                      Option             Price
                                      ------             -----
Balance at December 31, 1999          2,204,278        $  9.68
   Granted                            1,555,049           5.51
   Exercised                             (6,968)          6.23
   Terminated                          (243,815)         10.74
                                   ------------
Balance at December 31, 2000          3,508,544           7.76
   Granted                            2,057,500           1.64
   Terminated                          (707,361)          6.90
                                   ------------
Balance at December 31, 2001          4,858,683           5.30
   Granted                            1,152,500           0.27
   Terminated                        (1,293,099)          4.74
                                   ------------
Balance at December 31, 2002          4,718,084           4.22
                                   ============

The following table summarizes the information about stock options outstanding and exercisable at December 31, 2002:

                                           Range of Exercise Prices
                                           ------------------------
                                   $0.24-$3.03     $3.75-$8.13   $9.72-$16.63
                                   -----------     -----------   ------------
Options outstanding:
   Number outstanding at
     December 31, 200                22,660,500      1,319,334        738,250
   Weighted average remaining
     contractual life                5.90 years     2.61 years     2.83 years
   Weighted average exercise
     price                               $ 1.06           5.43          13.48

Options exercisable:
   Number exercisable at
     December 31, 2002                1,807,137      1,115,674        663,125
   Weighted average exercise
     price                               $ 0.96           5.41          13.53

NOTE 14 -- INCOME TAXES

There was no federal or state income tax expense for each of the years ended December 31, 2002, 2001 and 2000.

Deferred tax assets and liabilities consist of the following components as of December 31, 2002 and 2001:

                                       2002            2001
                                       ----            ----
Deferred tax liabilities:
   Acquired technology             $    239,656        291,947
                                   ------------    -----------
                                        239,656        291,947
Deferred tax assets:
   Inventory                          1,445,596      1,387,481
   Receivable allowance               2,072,216      2,101,840
   License fees                       2,454,944      1,950,259
   Commissions                           68,877        115,956
   Warranty accruals                    583,394        897,232
   Property and equipment               388,759        241,398
   NOL carry forward                 30,974,149     26,444,965
   Other tax credits                    256,173        256,173
   Other                                 69,722         15,464
                                   ------------    -----------
                                     38,313,830     33,410,768

Valuation allowance                 (38,074,174)   (33,118,821)
                                   ------------    -----------
Net deferred tax asset (liability) $         --             --
                                   ============    ===========

Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a significant risk that these deferred tax assets may expire unused and, accordingly, has established a valuation allowance against them.

There were no payments for income taxes during the years ended December 31, 2002, 2001 or 2000.

At December 31, 2002, the Company has net operating loss carryforwards for federal income tax purposes of approximately $84.0 million which are available to offset future federal taxable income and begin to expire in the year 2018. The utilization of the Company's net operating losses and credit carryforwards may be limited under Section 382 of the Internal Revenue Code in the event of a change in ownership. In addition, the Company has other tax credit carryforwards of approximately $256,000 that begin to expire in the year 2007.

For the years ended December 31, 2002, 2001 and 2000, the difference between the Company's effective income tax provision and the "expected" tax provision, computed by applying the federal statutory income tax rate to loss before provision for income taxes, is reconciled below:

                                       2002            2001           2000
                                       ----            ----           ----

"Expected" tax benefit             $ (4,613,364)    (8,904,440)    (7,286,228)
State income taxes, net of
   federal income tax benefit          (370,809)      (669,053)      (508,028)
Intangible amortization                      --       (433,325)       950,575
Nondeductible expenses                   28,818        115,244         63,387
Tax deduction from exercise
   of options and warrants                   --             --         (8,826)
Valuation allowance                   4,955,355      9,877,607      6,789,120
Other items, net                             --         13,967             --
                                   ------------    -----------    -----------
Income tax expense                 $         --             --             --
                                   ============    ===========    ===========

At December 31, 2002, of the approximately $84.0 million net operating loss carryforward, approximately $19.5 million is associated with the exercise of nonqualified stock options, disqualifying dispositions of incentive stock options and warrants. This tax benefit will be recorded as an increase to additional paid-in capital if recognized.

NOTE 15 -- SEGMENT INFORMATION

At December 31, 2002, the Company's continuing operations principally include refractive products and patents. Refractive product operations primarily involve the development, manufacture, and sale of ophthalmic lasers and related devices for use in vision correction procedures. Patent services involve the revenues and expenses generated from the ownership of certain refractive laser procedure patents. Health care services provided health and vision care consulting services to hospitals, managed care companies and physicians, and is reflected as a discontinued operation. See note 3.

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

                                       2002            2001           2000
                                       ----            ----           ----
Operating revenues:
   Refractive products             $  9,400,316     13,076,039     31,064,505
   Patent services                    1,101,819        392,000      2,632,551
   Gain on sale of patent                    --      3,950,836             --
                                   ------------    -----------    -----------
  Total revenues                   $ 10,502,135     17,418,875     33,697,056
                                   ============    ===========    ===========

Operating profit (loss):
   Refractive products             $(12,631,473)   (25,605,689)   (19,490,091)
   Patent services                    1,101,819      4,342,836      2,114,230
   General corporate                 (1,728,723)    (1,498,207)    (1,998,211)
   Developmental stage
     company-LaserSight
     Centers Incorporated                    --             --     (2,547,892)
                                   ------------    -----------    -----------
   Loss from operations            $(13,258,375)   (22,761,060)   (21,921,964)
                                   ============    ===========    ===========

Impairment losses of $1,845,322 for Refractive Products and $2,271,182 for LaserSight Centers for the year ended December 31, 2000, are included in the operating loss in the table above.

                                       2002            2001           2000
                                       ----            ----           ----
Identifiable assets:
   Refractive products             $ 21,811,526     33,212,199     36,555,402
   Patent services                           --             --      3,160,538
   Discontinued operations                   --         66,145      3,437,181
   General corporate assets           1,307,459      3,031,573      8,723,331
                                   ------------    -----------    -----------
  Total assets                     $ 23,118,985     36,309,917     51,876,452
                                   ============    ===========    ===========

Depreciation and amortization:
   Refractive products             $  1,343,542      1,737,698      2,666,031
   Patent services                           --             --        517,320
   Discontinued operations                   --        325,378        276,438
   General corporate                      2,836          9,340         10,434
   Development stage
     company-LaserSight
     Centers Incorporated                    --             --        276,696
                                   ------------    -----------    -----------
   Total depreciation
     and amortization              $  1,346,378      2,072,416      3,746,919
                                   ============    ===========    ===========

Amortization of deferred financing costs and accretion of discount on note payable of $254,448 and $203,558 for the years ended December 31, 2002 and 2001, respectively, is included as interest expense in the table below.

                                       2002            2001           2000
                                       ----            ----           ----
Capital expenditures:
   Refractive products             $     22,535        249,048      1,581,378
   Discontinued operations                   --         47,544         17,586
   General corporate                         --             --          1,690
                                   ------------    -----------    -----------
 Total capital expenditures        $     22,535        296,592      1,600,654
                                   ============    ===========    ===========

Interest income:
   Refractive products             $    263,254        300,522        228,878
   General corporate                     13,062        278,212        697,901
   Development stage
     company-LaserSight
     Centers Incorporated                    --             --          3,261
                                   ------------    -----------    -----------
   Total interest income           $    276,316        578,734        930,040
                                   ============    ===========    ===========

Interest expense:
   General corporate               $    586,748        480,411         29,119
                                   ============    ===========    ===========

The following table presents the Company's refractive products segment net revenues by geographic area, based on location of customer, for the three years ended December 31, 2002. The individual countries shown generated net revenues of at least 10% of the total segment net revenues for at least one of the years presented.

                                       2002            2001           2000
                                       ----            ----           ----
Geographic area:
   China                           $  4,673,304      1,726,798              *
   Mexico                                     *      1,508,960              *
   Netherlands                        1,107,950              *              *
   United States                              *      3,481,045     15,377,354
   Other                              3,619,062      6,359,236     15,687,151
                                   ------------    -----------    -----------
   Total refractive products
     revenues                      $  9,400,316     13,076,039     31,064,505
                                   ============    ===========    ===========

* Less than 10% of annual segment revenues.

Export sales are as follows:

                                       2002            2001           2000
                                       ----            ----           ----
North and Central America          $    646,931      1,649,461      3,039,027
South America                           393,750      2,679,420      2,216,751
Asia                                  5,291,489      2,811,797      5,162,721
Europe                                2,125,991      2,243,868      4,483,410
Africa                                  215,140        210,448        785,242
                                   ------------    -----------    -----------
                                   $  8,673,301      9,594,994     15,687,151
                                   ============    ===========    ===========

The geographic areas above include significant sales to the following countries:
North and Central America - Mexico; South America - Brazil; Asia - China and Malaysia; Europe - Spain, Italy and Israel. In the Company's experience, sophistication of ophthalmic communities varies by region, and is better segregated by the geographic areas above than by individual country.

As of December 31, 2001, the Company had approximately $19,000 in assets located at a manufacturing facility in Costa Rica and $12,000 in assets located at an administrative office in Europe. As of December 31, 2002, both of these facilities were closed and the Company did not have any other subsidiaries in countries where it does business. As a result, substantially all of the Company's operating losses and assets apply to the U.S.

Revenues from one customer of the refractive products segment totaled approximately $2.7 million in 2002, or 26%, of the Company's consolidated revenues. See note 16.

NOTE 16 -- RELATED PARTY TRANSACTIONS

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

During 2000, the Company sold one laser system to a physician associated with a director of the Company for $240,000. At the time of the sale, the Company expected the physician to obtain third party financing for the system and to be paid in full. Since that time, the physician financed and paid the Company $100,000 and began making monthly payments towards the balance. As of December 31, 2002, $124,000 is included in accounts receivable and the Company is receiving approximately $4,000 per month. During the year ended December 31, 2002, the Company additionally recognized procedure fee revenues of approximately $23,000 related to this laser.

As of December 31, 2002, TLC Laser Eye Centers Inc. owned approximately 14% of the Company's Common Stock.

On August 15, 2002, the Company executed definitive agreements with affiliated companies based in the People's Republic of China that specializes in advanced medical treatment services, medical device distribution and medical project investment. The transaction established a strategic relationship that includes the commitment to purchase at least $10.0 million worth of Company products during the 12-month period following the signing of the definitive agreements, distribution of Company products in mainland China, Hong Kong, Macao and Taiwan, and a $2.0 million investment in the Company. Under the terms of the agreements, the products purchased are being paid by irrevocable letters of credit, confirmed by a U.S. bank and payable upon presentation of shipping documents. Through December 31, 2002, approximately $2.7 million worth of products were sold under these agreements. In October 2002, the investment called for under the agreements with the China-based group was completed. In exchange for its $2.0 million investment, the Company issued the China-based group 9,280,647 shares of Series H Convertible Preferred Stock that, subject to certain restrictions, could be converted into 18,561,294 shares of the Company's Common Stock and result in the purchaser holding approximately 40% of the Company's Common Stock. See note 12.

NOTE 17 -- COMMITMENTS AND CONTINGENCIES

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

NORTHERN NEW JERSEY EYE INSTITUTE

In March 1999, the Company received notice of an action filed by the former owners of Northern New Jersey Eye Institute, or NNJEI, and related assets and entities against the Company alleging breach of contract in connection with a provision in its July 1996 acquisition agreements related to the assets of NNJEI and related assets and entities. Such provision provided for additional issuance of the Company's Common Stock if such stock price was not at certain levels in July 1998. The Company issued the additional Common Stock in July 1998 in accordance with the provisions of the agreements. The plaintiffs alleged that, based on the price of the Company's Common Stock in July 1998, additional payments were required of approximately $540,000. In November 2000, the Company settled this litigation in exchange for a one-time payment of $135,000.

FORMER MRF, INC. SHAREHOLDER

In November 1999, a lawsuit was filed on behalf of a former shareholder of MRF, Inc. (the Subsidiary), a wholly-owned subsidiary of the Company. The lawsuit named the Company's chief executive officer as the sole defendant and alleged fraud and breach of fiduciary duty in connection with the redemption by the Subsidiary of the former shareholder's capital stock in the Subsidiary. At the time of the redemption, which redemption occurred prior to the Company's acquisition of the Subsidiary, the Company's chief executive officer was the president and chief executive officer of the Subsidiary. The Company's Board of Directors authorized the Company to retain and, to the fullest extent permitted by the Delaware General Corporation Law, pay the fees of counsel to defend the Company's chief executive officer, the Subsidiary and the Company in the litigation so long as a court had not determined that the Company's chief executive officer failed to act in good faith and in a manner he reasonably believed to be in the best interest of the Subsidiary at the time of the redemption. During 2002, the Company agreed to the terms of a settlement with the plaintiff. The terms of the settlement require three payments totaling $140,000. The first payment of $50,000 was paid in October 2002. The second payment of $45,000 is due in September 2003, and the third payment of $45,000 due in March 2004. All of the payments are to be made without interest unless there were to be a default in payment in which event interest would accrue at 9%. During 2002, the Company recorded expense of $140,000 related to this settlement.

LAMBDA PHYSIK

In January 2000, a lawsuit was filed on behalf of Lambda Physik, Inc. (Lambda) alleging that the Company is in breach of an agreement it entered into with Lambda for the purchase of lasers from Lambda. Lambda has requested approximately $1.9 million in damages, plus interest, costs and attorney's fees. The Company has since successfully argued for a change in venue to Orange County, Florida. After no activity for over a year, the plaintiff filed a motion in July 2002 to have the court set a trial date, which they set for December 2002. Subsequently, the plaintiff filed a motion for continuance of the trial to allow the parties an opportunity to settle the dispute. In October 2002, the court entered an order continuing the trial and will reschedule only upon the filing of a new notice for trial by either party. The Company believes that the allegations made by the plaintiff are without merit, and intends to vigorously defend the action. Management believes that the Company has satisfied its obligations under the agreement and that this action will not have a material adverse effect on the Company's financial condition or results of operations.

KREMER

In November 2000, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania on behalf of Frederic B. Kremer, M.D. and Eyes of the Future, P.C. alleging that the Company is in breach of certain terms and conditions of an agreement it entered into with Dr. Kremer relating to the Company's purchase of a patent from Dr. Kremer. Dr. Kremer has requested equitable relief in the form of a declaratory judgment as well as damages in excess of $1.6 million, plus interest, costs and attorney's fees. The parties have agreed to postpone discovery while and attempt to agree on the final form of a settlement with the plaintiffs. The terms of the settlement agreement, as currently contemplated, will not require the Company to make any cash payments. The Company believes that the allegations made by the plaintiff are without merit, and intends to vigorously defend the action. Management believes that the Company has satisfied its obligations under the agreement and that this action will not have a material adverse effect on the Company's financial condition or results of operations.

FORMER U.S. DISTRIBUTORS

In October 2001, three entities that previously served as distributors for LaserSight's excimer laser system in the United States, Balance, Inc. d/b/a Bal-Tech Medical, Sun Medical, Inc. and Surgical Lasers, Inc., filed a lawsuit in the Circuit Court of the Ninth Judicial Circuit, Orange County, Florida. The lawsuit names the Company, its chief executive officer and vice president of sales, as defendants. The lawsuit alleges various claims related to the Company's termination of the distribution arrangements with the plaintiffs including breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with business relationships, fraudulent misrepresentation, conversion and unjust enrichment. Plaintiffs request actual damages in excess of $5.0 million, punitive damages, prejudgment interest, attorneys' fees and costs and other equitable relief. The Company filed a motion for summary judgment that was denied. The Company then filed an answer and counterclaim. The plaintiffs have answered the counterclaim and have moved to strike some of the Company's affirmative defenses and the Company has moved to strike portions of the plaintiff's answer. To date, limited discovery has occurred. In March 2003, one of the three entities agreed to dismiss all of their claims with prejudice. Management believes that the Company has satisfied its obligations under the distribution agreements, and that the allegations against it are without merit and intends to vigorously defend this lawsuit. Management believes that the outcome of this litigation will not have a material adverse impact on the Company's financial condition or results of operations.

JARSTAD

In January 2002, a customer filed a lawsuit in the Superior Court of the State of Washington in and for the County of King. The lawsuit was subsequently remanded to federal court. The lawsuit names the Company and an unaffiliated finance company as defendants. The lawsuit alleges various claims related to the Company's sale of a laser system to the plaintiff including breach of contract, breach of express warranty, breach of implied warranty, fraudulent inducement, negligent misrepresentation, unjust enrichment, violation of the consumer protection act and product liability. Plaintiffs request damages to be determined at trial, reimbursement for leasing fees, prejudgment and postjudgment interest, attorneys' fees and costs and other equitable relief. Management believes that the Company has satisfied its obligations under the sale agreement, and that the allegations against it are without merit and intends to vigorously defend this lawsuit. In this matter, a settlement agreement has been signed by the parties. The terms of the settlement do not require the Company to make any cash payments. The Company agreed to service and calibrate the plaintiff's laser as well as provide certain software and equipment upgrades at either no cost to plaintiff or at prices that were negotiated in connection with the settlement, if and when such upgrades are available in the U.S.

ITALIAN DISTRIBUTOR

In February 2003, an Italian court issued an order restraining the Company from marketing its AstraPro software at a trade show in Italy. This restraining order was issued in favor of LIGI Tecnologie Medicali S.p.a.,(LIGI), a distributor of the Company's products, and alleges that its AstraPro software product infringes certain European patents owned by LIGI. The Company has retained Italian legal counsel to defend the Company in this litigation, and the Company has been informed that the Italian court has revoked the restraining order and has ruled that LIGI must pay the Company's attorney's fees in connection with its defense of the restraining order. In addition, the Company's Italian legal counsel has informed the Company that LIGI has filed a motion for a permanent injunction, and they are reviewing this motion. The Company believes that its AstraPro software does not infringe the European Patents owned by LIGI, and the Company intends to vigorously defend its rights to distribute the AstaPro software in the European markets. Management believes that the outcome of this litigation will not have a material adverse impact on the Company's financial condition or results of operations.

LEASE OBLIGATIONS

The Company leases office space and certain equipment under operating lease arrangements.

Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year, as of December 31, 2002, are approximately as follows:

     2003          $ 362,000
     2004            134,000
     2005            111,000
     2006             65,000

Rent expense during 2002, 2001 and 2000 was approximately $634,000, $1,168,000 and $1,028,000, respectively.

OTHER COMMITMENTS

The Company owes royalties to third parties on certain products sold, primarily international laser sales, generally at a rate of 6% of the sales price after certain adjustments. Such royalties are expensed at the time of sale and paid quarterly based on cash collections in accordance with the license agreement. In addition, future minimum payments under the Company's keratome license agreement, as amended (see note 4), are approximately as follows:

     2003        $ 1,873,000
     2004          1,000,000
     2005            900,000

NOTE 18 -- SUBSEQUENT EVENT

AMENDED LOAN AGREEMENT

On March 12, 2003, the Company and Heller agreed to extend the term loan 30 days from March 12, 2003 to April 11, 2003. On March 31, 2003, the Company's loan agreement with Heller was amended. In the amendment, Heller provided a waiver of the Company's failure to comply with the net revenue covenant for the fourth quarter of 2002. In exchange for the amendment and waiver, the Company will pay approximately $9,000 in fees to Heller and agreed to increase its monthly principal payments to $45,000 beginning in April 2003. Revised covenants became effective that decreased the minimum level of net worth to $1.0 million, minimum tangible net worth to negative $4.0 million and minimum quarterly net revenue during 2003 to $2.0 million. In addition, the Company agreed to work in good faith with Heller to adjust these covenants by May 31, 2003, based on the Company's first quarter 2003 financial results. The remaining principal balance will be due on September 12, 2004.