Form 10-Q
period 2003-03-31
LASERSIGHT INC /DE
filed 2003-05-15
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the quarterly period ended March 31, 2003.

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



                6903 University Blvd., Winter Park, Florida 32792
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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


         The number of shares of the registrant's common stock outstanding as of May 15, 2003 is 27,841,941.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

Except for the historical information contained herein, the discussion in this report contains forward-looking statements (within the meaning of Section 21E of the Exchange Act) that involve risks and uncertainties. LaserSight's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Uncertainties" in this report and in LaserSight's Annual Report on Form 10-K for the year ended December 31, 2002. LaserSight undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect any future events or developments.

                                      INDEX



PART I.   FINANCIAL INFORMATION

          Item 1.  Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002

                   Condensed Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2003 and 2002

                   Condensed Consolidated Statements of Cash Flows for the Three Month Periods Ended March 31, 2003 and 2002

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

          Item 3.  Defaults Upon Senior Securities

          Item 4.  Submission of Matters to a Vote of Security Holders

          Item 5.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             March 31,      December 31,
                                ASSETS                                         2003             2002
                                                                           ------------     ------------
Current assets:                                                            (Unaudited)
  Cash and cash equivalents                                                $  1,500,158        1,065,778
  Accounts receivable - trade, net                                            2,415,173        3,811,065
  Notes receivable - current portion, net                                     1,444,505        1,763,106
  Inventories                                                                 8,313,571        8,928,099
  Deferred tax assets                                                            28,850           28,850
  Other current assets                                                          524,578          593,842
                                                                           ------------     ------------
                                             Total Current Assets            14,226,835       16,190,740

Notes receivable, less current portion, net                                     757,920        1,020,731
Property and equipment, net                                                     308,828          444,049
Patents, net                                                                  4,083,795        4,162,353
Other assets, net                                                             1,186,822        1,289,748
                                                                           ------------     ------------
                                                                           $ 20,564,200       23,107,621
                                                                           ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Note payable, net of unamortized discount of zero and $58,209
    at March 31, 2003 and December 31, 2002, respectively                  $  2,050,000        2,077,754
  Accounts payable                                                            2,953,515        2,755,358
  Accrued expenses                                                            4,953,134        5,166,049
  Accrued commissions                                                         1,531,439        1,594,634
  Deferred revenue                                                            1,885,307        1,657,352
                                                                           ------------     ------------
                                           Total Current Liabilities         13,373,395       13,251,147

Accrued expenses, less current portion                                          147,083          187,449
Deferred royalty revenue                                                      5,507,131        5,741,941
Deferred income taxes                                                            28,850           28,850
Commitments and contingencies

Stockholders' equity:
Convertible preferred stock, par value $.001 per share;
  authorized 10,000,000 shares:
    Series H - 9,280,647 issued and outstanding at
      March 31, 2003 and December 31, 2002, respectively                          9,281            9,281
Common stock - par value $.001 per share; authorized
  100,000,000 shares; 27,987,141 shares issued at
    March 31, 2003 and December 31, 2002, respectively                           27,987           27,987
Additional paid-in capital                                                  103,801,064      103,796,812
Stock subscription receivable                                                   (16,336)         (32,336)
Accumulated deficit                                                        (101,771,608)     (99,360,863)
Less treasury stock, at cost; 145,200 common shares at
  March 31, 2003 and December 31, 2002                                         (542,647)        (542,647)
                                                                           ------------     ------------
                                                                              1,507,741        3,898,234
                                                                           ------------     ------------
                                                                           $ 20,564,200       23,107,621
                                                                           ============     ============

  See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                             Three Months Ended
                                                                   March 31,
                                                        -----------------------------
                                                            2003             2002
                                                        ------------     ------------
Revenues:
  Products                                              $  2,086,155        1,866,205
  Royalties                                                  234,810          107,000
                                                        ------------     ------------
                                                           2,320,965        1,973,205

Cost of revenues:
  Product cost                                             1,345,544        1,392,612
                                                        ------------     ------------

Gross profit                                                 975,421          580,593

Research, development and regulatory expenses                196,500          542,974

Other general and administrative expenses                  2,428,522        4,100,513
Selling-related expenses                                     617,780          822,997
Amortization of intangibles                                  115,059          115,059
                                                        ------------     ------------
                                                           3,161,361        5,038,569
                                                        ------------     ------------

Loss from operations                                      (2,382,440)      (5,000,950)

Other income and expenses
  Interest and dividend income                                26,615           65,949
  Interest expense                                          (112,628)        (143,941)
                                                        ------------     ------------

Loss before income taxes                                  (2,468,453)      (5,078,942)

Income tax benefit                                            57,708               --
                                                        ------------     ------------

Net loss                                                  (2,410,745)      (5,078,942)

Conversion discount on preferred stock                      (483,837)              --
                                                        ------------     ------------

Net loss                                                $ (2,894,582)      (5,078,942)
                                                        ============     ============

Loss per common share
  Basic and diluted:                                    $      (0.10)           (0.19)
                                                        ============     ============

Weighted average number of shares outstanding
  Basic and diluted:                                      27,842,000       26,488,000
                                                        ============     ============

  See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

                                                            2003                   2002
                                                        ------------     -----------------
Cash flows from operating activities
  Net loss                                              $ (2,410,745)      (5,078,942)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
  Depreciation and amortization                              301,158          464,889
  Common stock issued for services                                --           42,500
  Stock options issued for services                            4,252               --
  Changes in assets and liabilities:
    Accounts and notes receivable                          1,977,304        1,296,835
    Inventories                                              614,528          293,864
    Accounts payable                                         198,157           54,439
    Accrued expenses                                        (316,476)         222,677
    Deferred revenue                                          (6,855)          78,112
    Other                                                     97,057          236,901
                                                        ------------     ------------

Net cash provided by (used in) operating activities          458,380       (2,388,725)

Cash flows from investing activities
  Purchases of property and equipment, net                        --           (4,437)
                                                        ------------     ------------

Net cash used in investing activities                             --           (4,437)

Cash flows from financing activities
  Payments on debt financing                                 (40,000)         (20,000)
  Proceeds from stock subscription receivable                 16,000               --
                                                        ------------     ------------

Net cash used in financing activities                        (24,000)         (20,000)
                                                        ------------     ------------

Increase (decrease) in cash and cash equivalents             434,380       (2,413,162)

Cash and cash equivalents, beginning of period             1,065,778        2,762,062
                                                        ------------     ------------

Cash and cash equivalents, end of period                $  1,500,158          348,900
                                                        ============     ============

  See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                Three Month Periods Ended March 31, 2003 and 2002

NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (LaserSight, or the Company) as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has suffered recurring losses from operations and has a significant accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described below. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company has incurred significant losses and negative cash flows from operations in each of the years in the three-year period ended December 31, 2002 and in the three month period ended March 31, 2003 and has an accumulated deficit of $101,771,608 at March 31, 2003, however, cash flows were positive during the three month period ended March 31, 2003. The substantial portion of these losses is attributable to an inability to sell certain products in the U.S. due to delays in Food and Drug Administration (FDA) approvals for the treatment of various procedures on the Company's excimer laser system in the U.S. (a key approval for the treatment of nearsightedness with or without astigmatism was received in late September 2001) and the continued development efforts to expand clinical approvals of the Company's excimer laser and other products. Additionally, the Company's continued lack of adequate funding and working capital has also contributed to these losses.

         The Company has significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. In July 2002, the Company announced it had entered a letter of intent with a company based in the People's Republic of China. Definitive agreements relating to the transaction were executed in August 2002 and include their commitment to purchase $10 million of lasers and other products over a 12-month period ending in August 2003 and an equity investment in LaserSight of $2.0 million. The Company started shipping products under those agreements in August 2002 and received the equity investment in October 2002. Through April 1, 2003, approximately $4.5 million worth of products were sold under these agreements. Although as a result of this transaction the Company's short-term liquidity had improved temporarily and its operating results are improving, further improvements in revenues will be needed to achieve profitability and sustained positive cash flow. There can be no assurance that such improvements will continue. Your attention is directed to the discussion under the caption "Risk Factors--Financial and Liquidity Risks" set forth below as well as the financial statements and disclosures set forth in the documents incorporated by reference. Management of the Company continues undertaking steps as part of a plan to attempt to continue to improve liquidity and operating results with the goal of sustaining Company operations. These steps include seeking (a) to increase sales; and (b) to control overhead costs and operating expenses.

         However, the Company's cash balances as of May 15, 2003 are approximately $400,000. Its semi-monthly payroll and payroll related expenses approximate $250,000, which it may not be able to fund as early as May 31, 2003. Monthly cash requirements to service the principal and interest payments of the Heller note are approximately $65,000 monthly and will be due June 1, 2003. Additionally, in order to conserve cash, the Company has only been funding vendor payments necessary to support ongoing manufacturing operations. The Company has entered into new discussions related to the payment terms of it's License and Royalty Agreement covering its keratome products, after advising the licensors that the Company was unable to make the April, 2003 payment of approximately $221,000. The licensors issued a third notice of default to the Company on May 6, 2003. The cure period under this default ends on Friday, May 23, 2003, and if payment is not made on or before that date, the entire balance of approximately $3.3 million under the License Agreement becomes due. Based on the circumstances, the Company is weeks, if not days, from exhausting its cash reserves and as a result, may have to seek judicial reorganization unless the Company is able to get an immediate cash infusion.

         In that regard, since April 27, 2003, the Company has been in continuous negotiations with New Industries Investment Consultants
         (HK), Ltd. ("NII") to secure immediate cash payments for purchase of Company products, further define the terms of a long-term strategy for the Company in China, and outline a framework for additional product purchases.

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

         The condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight's annual report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. There are no other components of comprehensive loss other than the Company's consolidated net loss for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the operating results for the full year. The report of KPMG LLP, independent auditors, commenting upon their review accompanies the condensed consolidated financial statements included in Item 1 of Part I.

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

NOTE 3   INVENTORIES

         Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates cost determined on the first-in first-out basis. The components of inventories at March 31, 2003 and December 31, 2002 are summarized as follows:

                                             March 31, 2003   December 31, 2002
                                             --------------   -----------------
         Raw materials                        $  6,062,754        5,994,564
         Work-in-process                           140,534          245,195
         Finished goods                          1,636,569        2,057,672
         Test equipment - clinical trials          473,714          630,668
                                              ------------     ------------
                                              $  8,313,571        8,928,099
                                              ============     ============

NOTE 4   SEGMENT INFORMATION

         The Company's operations principally include refractive products. Refractive product operations primarily involve the development, manufacture and sale of ophthalmic lasers and related devices for use in vision correction procedures. Patent services involve the revenues and expenses generated from the ownership of certain refractive laser patents.

         Operating profit is total revenue less operating expenses. In determining operating profit for operating segments, the following items have not been considered: general corporate expenses, non-operating income and expense and income tax expense. Identifiable assets by operating segment are those that are used by or applicable to each operating segment. General corporate assets consist primarily of cash and income tax accounts.

         The table below summarizes information about reported segments as of and for the three months ended March 31:

                                                                                Depreciation
                              Operating        Operating                            and           Capital
                               Revenues       Profit (Loss)       Assets        Amortization    Expenditures
                               --------       ------------        ------        ------------    ------------
2003
----
Operating  segments:
  Refractive products        $  2,086,155       (2,118,066)      18,994,926          250,139              --
  Patent services                 234,810          234,810               --               --              --
  General corporate                    --         (499,184)       1,569,274              141              --
                             ------------     ------------     ------------     ------------     -----------
Consolidated total           $  2,320,965       (2,382,440)      20,564,200          250,280              --
                             ============     ============     ============     ============     ===========

2002
----
Operating  segments:
  Refractive products        $  1,866,205       (4,711,228)      30,927,789          400,100           4,437
  Patent services                 107,000          107,000               --               --              --
  General corporate                    --         (396,722)         696,235            1,177              --
                             ------------     ------------     ------------     ------------     -----------
Consolidated total           $  1,973,205       (5,000,950)      31,624,024          401,277           4,437
                             ============     ============     ============     ============     ===========

Amortization of deferred financing costs and discount on note payable of $50,878 and $63,612 for the three months ended March 31, 2003 and 2002, respectively, is included as interest expense.

NOTE 5   AMENDED LOAN AGREEMENT

          On March 12, 2003, our loan agreement with Heller Healthcare Finance, Inc ("Heller") was extended 30 days from March 12, 2003 to April 11, 2003. On March 31, 2003, our loan agreement with Heller was amended again. In addition to the amendment, Heller waived our failure to comply with the net revenue covenant for the fourth quarter of 2002. In exchange for the amendment and waiver, we paid approximately $9,250 in fees to Heller and agreed to increase our monthly principal payments to $45,000 beginning in April 2003. Revised covenants became effective on March 31, 2003 that decreased the minimum level of net worth to $1.0 million, minimum tangible net worth to negative $4.0 million and minimum quarterly net revenue during 2003 to $2.0 million. We have agreed to work in good faith with Heller to adjust these covenants by May 31, 2003 based on our first quarter 2003 financial results and our ongoing efforts to obtain additional cash infusion. Unless we receive an immediate cash infusion and an additional equity infusion, there is a risk that our net worth may drop below this $1.0 million minimum sometime during the second quarter 2003. The remaining principal balance will be due on September 12, 2004.

NOTE 6   LETTER OF INTENT

         China Letter of Intent
         ----------------------

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

         As indicated in Note 1, we have been in continuous negotiations with NII to secure immediate cash payments for the purchase of Company products, further define the terms of the a long term strategy for the Company in China, and outline a framework for additional product purchases. Specifically, with regard to the "China Letter of Intent", the business model for this transaction is not yet finalized and may or may not include participation in recurring revenues, and may or may not include sales of equipment to centers that the Company may ultimately buy. As this transaction has not yet been approved by the Company's Board of Directors, as it is being structured, the Company's management and Board of Directors will be mindful of GAAP revenue recognition issues and will adopt transaction, business form, business model, and revenue recognition standards that conform to GAAP.

NOTE 7   STOCK BASED COMPENSATION

         The Company accounts for stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, stock-based employee compensation cost is not reflected in net earnings, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   Three Months Ended
                                                         March 31,
                                               -----------------------------
                                                   2003             2002
                                               ------------     ------------

         Net loss, as reported                 $ (2,410,745)      (5,078,942)
         Deduct: Total stock-based
          employee compensation expense
          determined under fair value
          based method for all awards,
          net of related tax effects               (502,851)        (627,195)
                                               ------------     ------------
         Pro forma net loss                      (2,913,596)      (5,706,137)

         Conversion discount on
          preferred stock                          (483,837)              --
                                               ------------     ------------
         Pro forma loss attributable to
          common shareholders                    (3,397,433)      (5,706,137)
                                               ============     ============
         Basic and diluted loss per share:
          As reported                          $      (0.10)           (0.19)
          Pro forma                                   (0.12)           (0.22)

                       Independent Auditors' Review Report

The Board of Directors
LaserSight Incorporated:

We have reviewed the condensed consolidated balance sheet of LaserSight Incorporated and subsidiaries as of March 31, 2003, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of LaserSight Incorporated and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 21, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Our report dated March 21, 2003, on the consolidated financial statements of LaserSight Incorporated and subsidiaries as of and for the year ended December 31, 2002, contains an explanatory paragraph that states that the Company's recurring losses from operations and significant accumulated deficit raise substantial doubt about the entity's ability to continue as a going concern. The condensed consolidated balance sheet as of December 31, 2002, does not include any adjustments that might result from the outcome of that uncertainty.

/s/ KPMG LLP

St. Louis, Missouri
May 6, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         LaserSight is principally engaged in the manufacture and supply of narrow beam scanning excimer laser systems, topography-based diagnostic workstations, keratomes, keratome blades and other related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of approximately 400 laser systems, including over 220 of our LaserScan LSX(TM) laser systems. We are currently focused on selling in selected international markets, primarily China, while we await further regulatory approvals of our laser product in the U.S.

         We have significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations and our recurring losses from operations and net capital deficiency raises substantial doubt about our ability to continue as a going concern. We have experienced significant losses and operating cash flow deficits, and we expect that operating cash flow deficits will continue without improvement in our operating results. In August 2002, we executed definitive agreements relating to our China Transaction (see "Present Situation - China Transaction and Liquidity Issues"). While the China transaction initially provided limited improvements in the Company's short-term liquidity, further improvements in revenues will be needed to achieve profitability and positive cash flow. However, as described elsewhere without an immediate cash infusion the Company will exhaust it's cash reserve within weeks, if not days and as a result, may have to seek judicial reorganization unless it is able to get an immediate cash infusion.

PRESENT SITUATION - CHINA TRANSACTION AND LIQUIDITY ISSUES

         As of May 15 2003, we have a cash balance of approximately $400,000. In the last half of 2002 and during the first quarter of 2003, our revenues and operations improved, primarily as a result of our China transaction. The China transaction called for four quarterly letters of credit, each for $2.5 million and each payable upon the shipment of our products and the presentation of shipping documents. After providing the first letter of credit, the China group was delinquent on the second and third letters of credit, which were due in early December 2002 and March 2003, respectively. During March 2003, the China group advanced us $2.0 million and indicated that they would provide a letter of credit for approximately $5.5 million, representing the balance of the $10 million purchase order executed in August 2002. As a result of the delayed letters of credit, we limited our purchases of parts necessary to complete some products and to the extent possible, completed products and subassemblies with existing inventory. With the recent cash advance, we commenced purchasing parts and components and moving forward in our production process as much product as possible, and expect to resume shipments if and when there is an additional cash infusion and products are completed. Our current production and shipments are focused on satisfying our delivery requirements with respect to the China group. Additional production will depend on the future availability of cash and the timing of our receipt of the $5.5 million letter of credit, as our cash position requires us to focus on production and shipment to the China group in order to satisfy the cash advance and then collect on the letter of credit.

         As a result of the delayed letters of credit and resulting negative impact on cash, we continue to have significant liquidity and capital resource issues. Our revenues and operating results have improved during the last half of 2002 and first quarter of 2003, primarily due to our China transaction that resulted in $2.7 million of revenue during the last half of 2002 and $1.7 million in the first quarter of 2003. We need to increase sales to the China group and to other customers, and/or decrease expenses further before we will reach profitability or positive cash flow. Our future working capital requirements and our ability to continue operations are based on various factors and assumptions, which are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in LaserSight being unable to generate additional sales or collect new and outstanding accounts receivable. Any such adverse developments may also result in the incurrence of unforeseen expenses or LaserSight being unable to control expected expenses and overhead. Furthermore, without an immediate cash infusion, the Company will exhaust its cash reserve with the next few weeks. If we fail to generate additional sales and collect new and outstanding accounts receivable or incur unforeseen expenses or fail to control our expected expenses and overhead, we will likely be unable to continue operations in the absence of obtaining additional sources of cash. The most immediate source of obtaining additional cash is our ongoing discussion with NII outlined above.

         If the Company receives an immediate cash infusion and generates additional revenues as a result of the China transaction, and realizes the projected sales to other customers, management anticipates that LaserSight's cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet its anticipated operating cash requirements for the next several months. This expectation is based upon assumptions regarding cash flows and results of operations over the next several months and is subject to substantial uncertainty and risks beyond our control. If these assumptions prove incorrect, the duration of the time period during which LaserSight could continue operations could be materially shorter. We continue to face liquidity and capital resource issues including those related to the timing of our receipt of the $5.5 million letter of credit from the China group, accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. To continue our operations, we will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history, and secure an additional equity infusion. While we are working to achieve these improved results, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures. We are currently unable to borrow under our revolving credit facility.

         Our working capital remained positive (approximately $853,000 as of the end of March 2003), though the timing of the conversion of our current assets into cash is not totally in our control. For example, we cannot dictate the timing of the collection of our accounts receivable with our customers and converting our inventory into cash is dependent on our ability to generate new sales of our products and collect the sales price in a timely manner. While to date we have been able to negotiate payment terms with our suppliers and other creditors, there is no assurance that we can continue to do so. During the past few weeks, in order to conserve our remaining cash, we have only funded vendors in support of ongoing manufacturing operations, payroll and payroll related funding.

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

         Given our present financial position, the extent of previous efforts to sell assets or access capital, the China transaction and the possible additional transaction with our largest shareholder who currently owns our series H preferred stock which, upon conversion, would result in this shareholder owning approximately 40% of our common stock (see next paragraph and "Present Situation
- China Transaction and Liquidity Issues"), it is unlikely that there will be any other buyer, strategic partner or major investor.

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

         As mentioned earlier, we have been in continuous negotiations with NII in an attempt to secure immediate cash payments for the purchase of company products, further define the terms of a long term strategy for the Company in China and outline a framework for additional product purchases.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.


                                                                                Percent Increase / (Decrease)
                                                As a Percentage of Net Sales         Over Prior Periods
                                                Three Months Ended March 31,     Three Months Ended March 31,
                                                ----------------------------     ----------------------------
                                                  2003              2002               2003 vs. 2002
                                                  ----              ----               -------------
Statements of Operations Data:
Net revenues:
 Refractive products.....................         89.9%             94.6%                   11.8%
 Patent services.........................         10.1               5.4                   119.4
                                                 -----             -----                   -----
    Net revenues.........................        100.0             100.0                    17.6
Cost of revenue..........................         58.0              70.6                    (3.4)
                                                 -----             -----
Gross profit(1)..........................         42.0              29.4                    68.0
Research, development and
    regulatory expenses (2) .............          8.4              27.5                   (63.8)
Other general and administrative
    expenses.............................        104.6             207.8                   (40.8)
Selling-related expenses (3)............          26.6              41.7                   (24.9)
Amortization of intangibles..............          5.0               5.8                      --
                                                 -----             -----                   -----
Loss from continuing operations..........       (102.6)           (253.4)                  (52.4)

---------------
(1) As a percentage of net revenues, the gross profit for refractive products only for the three months ended March 31, 2003 and 2002, were 36% and 25%, respectively.

(2) As a percentage of refractive product net sales, research, development and regulatory expenses for the three months ended March 31, 2003 and 2002, were 9% and 29%, respectively.

(3) As a percentage of refractive product net sales, selling-related expenses for the three months ended March 31, 2003 and 2002, were 30% and 44%, respectively.



THREE MONTHS ENDED MARCH 31, 2003, COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

         REVENUES. Net revenues for the three months ended March 31, 2003 increased by $0.3 million, or 18%, to $2.3 million from $2.0 million for the comparable period in 2002.

         During the three months ended March 31, 2003, refractive products revenues increased $0.2 million, or 12%, to $2.1 million from $1.9 million for the comparable period in 2002. This revenue increase was primarily the result of higher average selling prices of our excimer laser system, which increased approximately 23%. During the three months ended March 31, 2003, excimer laser system sales accounted for approximately $1.6 million in revenues compared to $1.4 million in revenues over the same period in 2002. During the three months ended March 31, 2003, seven laser systems were sold. The same number of laser systems was sold during the comparable period in 2002.

         Net revenues from patent services for the three months ended March 31, 2003 increased approximately $0.1 million, or 119%, to $0.2 million from $0.1 million for the comparable period in 2002, due to non-exclusive license agreements we entered into during 2002.

         Geographically, China has become our most significant market with $1.7 million in revenue during the three months ended March 31, 2003, all of which resulted from the China transaction.

         COST OF REVENUES; GROSS PROFIT. For the three months ended March 31, 2003 and 2002, gross profit margins were 42% and 29%, respectively. The gross margin increase during the three months ended March 31, 2003 was primarily attributable to higher average selling prices of our excimer laser system and the higher margins that the Company experiences on sales of its AstraMax diagnostic workstations.

         RESEARCH, DEVELOPMENT AND REGULATORY EXPENSES. Research, development and regulatory expenses for the three months ended March 31, 2003 decreased approximately $0.3 million, or 64%, to $0.2 million from $0.5 million for the comparable period in 2002. While decreasing our expenses, we continued to develop our AstraMax diagnostic workstation and excimer laser systems and continued to pursue protocols in our effort to attain and expand our FDA approvals for our refractive products. If we have sufficient funds, we expect research and development expenses during the remainder of 2003 to be at levels that we are unable to presently quantify. Additionally, if we have sufficient funds, we expect regulatory expenses will be at levels that we are unable to presently quantify. Our continued pursuit of various FDA approvals, including pre-market approval supplements, and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA is at risk and depends on an additional cash infusion. The FDA has recently instituted a fee structure that will increase the cost of pursuing new or supplemental approvals.

         OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses for the three months ended March 31, 2003 decreased $1.7 million, or 41%, to $2.4 million from $4.1 million for the comparable period in 2002. This decrease was primarily due to a decrease in expenses incurred at our refractive products subsidiary of approximately $1.8 million related to cost reductions to the sales and marketing, customer support, professional services departments of $0.6 million, $1.0 million in cost reductions in other departments and a reduction of $0.1 million in reduced bad debt expense.

         SELLING-RELATED EXPENSES. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the three months ended March 31, 2003 decreased $0.2 million, or 25%, to $0.6 million from $0.8 million during the comparable period in 2002. This decrease was primarily attributable to a $0.1 million decrease in costs of sales commissions and a decrease of $0.1 million of warranty expense primarily related to the terms on our excimer laser system sales.

         AMORTIZATION OF INTANGIBLES. During the three months ended March 31, 2003, costs relating to the amortization of intangible assets were unchanged from the comparable period in 2002. Items directly related to the amortization of intangible assets are acquired technologies, patents and license agreements.

         LOSS FROM OPERATIONS. The operating loss for the three months ended March 31, 2003 was $2.4 million compared to the operating loss of $5.0 million for the same period in 2002. This decrease in the loss from operations was primarily due to reductions in operating expenses and higher related margins of our excimer laser systems and AstraMax diagnostic workstations.

         OTHER INCOME AND EXPENSES. Interest and dividend income for the three months ended March 31, 2003 was $27,000, a decrease of $39,000 over the comparable period in 2002. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. During the three months ended March 31, 2003, interest expense decreased by $31,000, or 22%, from $144,000 to $113,000 as a result of repayments on our term loan.

         INCOME TAXES. For the three months ended March 31, 2003, income tax benefit amounted to approximately $58,000, which was related to a refund the Company received from a settlement with the IRS on its 1995 return. For the three months ended March 31, 2002, we had no income tax expense.

         NET LOSS. Net loss for the three months ended March 31, 2003, was $2.4 million compared to a net loss of $5.1 million for the comparable period in 2002. The decrease in net loss for the three months ended March 31, 2003 can be attributed to the significant reductions in our operating expenses and higher related margins of our excimer laser system.

         LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. For the three months ended March 31, 2003, the Company's loss attributable to common shareholders was impacted by the accretion of the value of the conversion discount on the Series H Preferred Stock.

         LOSS PER SHARE. The loss per basic and diluted share was $0.10 for the three months ended March 31, 2003 and $0.19 for the comparable period in 2002. From March 31, 2002 to March 31, 2003, the weighted average shares of common stock outstanding increased from 26,488,000 to 27,842,000 primarily due to the conversion of preferred stock during May 2002.

LIQUIDITY AND CAPITAL RESOURCES

         LaserSight had approximately $400,000 of cash and cash equivalents available, as of May 15, 2003, to fund continuing operations. Definitive agreements relating to the China transaction were executed in August 2002 and include a commitment by the China-based group to purchase $10.0 million of lasers and other products over the 12-month period ending August 15, 2003 and an equity investment in LaserSight of $2.0 million. We started shipping products under this agreement in August 2002 and received the equity investment in October 2002. Our current product production and shipments are focused on meeting the needs of the China group. Additional production will depend on the future availability of cash and the timing of our receipt of the $5.5 million letter of credit, as our cash position requires us to focus on satisfying our delivery requirements with respect to the China group in order to produce and ship the product necessary to collect on the promised letter of credit. See "Business--Present Situation." Management continues undertaking steps as part of a plan to attempt to continue to improve liquidity and operations. These steps include seeking (a) to increase sales; and (b) to control overhead costs and operating expenses.

         If the Company receives an immediate cash infusion and generates additional revenues as a result of the China transaction, and realizes projected sales to other customers, management anticipates that LaserSight's cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet its anticipated operating cash requirements for the next several months. This expectation is based upon assumptions regarding cash flows and results of operations over the next several months and is subject to substantial uncertainty and risks beyond our control. If these assumptions prove incorrect, the duration of the time period during which LaserSight could continue operations could be materially shorter. We continue to face liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. To continue our operations, we will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history. While we are working to achieve these improved results, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures. We are currently unable to borrow under our revolving credit facility.

         As noted previously, the Company's cash balances as of May 15, 2003 are approximately $400,000. Its semi-monthly payroll and payroll related expenses approximate $250,000, which it may not be able to fund as early as May 31, 2003. Monthly cash requirements to service the principal and interest payments of the Heller note approximate $65,000 monthly and will be due June 1, 2003. Additionally, in order to conserve cash, the Company has only been funding vendor payments necessary to support ongoing manufacturing operations. Based on these circumstances, the Company may be weeks, if not days, from exhausting its cash reserves and as a result, may have to seek judicial reorganization unless it is able to get an immediate cash infusion.

         In that regard, as mentioned previously, the Company has been in continuous negotiations since April 27, 2003 with NII to secure immediate cash payments for the purchase of Company products, further define the terms of a long-term strategy for the Company in China, and outline a framework for an additional product purchases.

         The risks and uncertainties regarding management's expectations are also described under the heading "Risk Factors and Uncertainties--Financial and Liquidity Risks."

         Our working capital remains positive (approximately $853,000 as of the end of March 2003), though the timing of the conversion of our current assets into cash is not totally in our control. For example, we cannot dictate the timing of the collection of our accounts receivable with our customers and converting our inventory into cash is dependent on our ability to generate new sales of our products and collect the sales price in a timely manner. While to date we have been able to negotiate payment terms with our suppliers and other creditors, there is no assurance that we can continue to do so.

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

         Given our present financial position, the extent of previous efforts to sell assets or access capital, the China transaction and the possible additional transaction with our largest shareholder who currently owns our series H preferred stock which, upon conversion, would result in this shareholder owning approximately 40% of our common stock (see "Present Situation - China Transaction and Liquidity Issues"), it is unlikely that there will be any other buyer, strategic partner or major investor.

         Our principal sources of funds have historically been from sales of preferred stock and common stock, sales of subsidiaries and patent rights and, to a lesser extent, our operating cash flows. We issued equity securities totaling approximately $14.8 million in 1997, $15.8 million in 1998, $8.9 million in 1999, $19.1 million in 2000, $3.0 million in 2001 and $2.0 million in 2002, and received proceeds from the exercise of stock options, warrants and our Employee Stock Purchase Plan of approximately $98,000 in 1997, $0.5 million in 1998, $10.4 million in 1999, $85,000 in 2000, $67,000 in 2001 and $1,000 in
2002. In addition, we sold subsidiaries and various patent rights, resulting in proceeds to us of approximately $10.5 million in 1997, $12.7 million in 1998 and $6.5 million in 2001. Additionally, we received $5.0 million in 2001 and $2.6 million in 2002 for paid up licenses to our `504 Scanning Patent, which will be amortized to revenue over the life of the patent, approximately 10 years. We have principally used these capital resources to fund operating losses, working capital requirements, capital expenditures, acquisitions and retirement of debt. At March 31, 2003, we had an accumulated deficit of $101.8 million.

         On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with Heller. We borrowed $3.0 million under the term loan at an annual rate equal to two and one-half percent (2.5%) above the prime rate. Interest is payable monthly. As of May 14, 2003, the outstanding principal on our term loan is approximately $2.0 million. Under the credit facility, we have the option to borrow amounts at an annual rate equal to one and one-quarter percent (1.25%) above the prime rate for short-term working capital needs or such other purposes as may be approved by Heller. Borrowings are limited to 85% of eligible accounts receivable related to U.S. sales. Eligible accounts receivable will primarily be based on future U.S. sales, which are not expected to increase as a result of our decision to not actively market our laser in the U.S. until we receive additional FDA approvals. See "Industry and Competitive Risks--We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals." At the present time, we do not have the ability to borrow under the credit facility. Borrowings under the loans are secured by substantially all of the Company's assets. The term loan and credit facility required us to meet certain covenants, including the maintenance of a minimum net worth. In addition to the costs and fees associated with the transaction, we issued to Heller a warrant to purchase 243,750 shares of common stock at an exercise price of $3.15 per share. The warrant expires on March 12, 2004.

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

         On March 12, 2003, our loan agreement with Heller was extended 30 days from March 12, 2003 to April 11, 2003. On March 31, 2003, our loan agreement with Heller was amended again. In addition to the amendment, Heller waived our failure to comply with the net revenue covenant for the fourth quarter of 2002. In exchange for the amendment and waiver, we paid approximately $9,250 in fees to Heller and agreed to increase our monthly principal payments to $45,000 beginning in April 2003. Revised covenants became effective that decreased the minimum level of net worth to $1.0 million, minimum tangible net worth to negative $4.0 million and minimum quarterly net revenue during 2003 to $2.0 million. In addition, we have agreed to work in good faith with Heller to adjust these covenants by May 31, 2003 based on our first quarter 2003 financial results. The remaining principal balance will be due on September 12, 2004. There is a risk our net worth may drop below this $1.0 million minimum sometime during the second quarter of 2003.

         In October 2002, we completed a $2.0 million private placement of series H convertible participating preferred stock.

         Our working capital decreased $2.0 million from $2.9 million at December 31, 2002 to $0.9 million as of March 31, 2003. This decrease in working capital resulted primarily from the net loss of $2.4 million offset by cash provided from operating activities of approximately $0.5 million.

         Operating activities provided net cash of $0.5 million during the three months ended March 31, 2003, compared to net cash used of $2.4 million during the same period in 2002, and compared to $2.7 million during the year ended December 31, 2002. We expect to incur a loss and a deficit in cash flow from operations during the first half of 2003. There can be no assurance that we can regain or sustain profitability or positive operating cash flow in any subsequent fiscal period. There was no cash provided or used by investing activities during the three months ended March 31, 2003, compared to net cash used of $4,437 for the same period in 2002. Net cash used by financing activities during the three months ended March 31, 2003 of $24,000 can be attributed to the principal payments on our term debt.

         There can be no assurance as to the correctness of the other assumptions underlying our business plan or our expectations regarding our working capital requirements or our ability to continue operations.

         Our ability to continue operations is based on factors including: the success of our sales efforts in China where our efforts are primarily focused at this time, the uncertain timing of additional supplemental FDA approvals for our excimer laser system (which has resulted in our decision to not actively market our laser system in the U.S. until additional FDA approvals are received), potential growth in laser sales after receipt of further FDA approvals, collection on our outstanding accounts receivable and the ability to purchase the necessary inventory when sales increase, our present inability to borrow under our revolving credit facility and the absence of unanticipated product development and marketing costs. Our current product production and shipments are focused on meeting the needs of the China group. Additional production will depend on the future availability of cash and the timing of our receipt of the committed $5.5 million letter of credit, as our cash position requires us to focus on product for the China group in order to produce and ship the product necessary to collect on the committed letter of credit. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome products will achieve market acceptance" and "--We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals." These factors and assumptions are subject to certain contingencies and uncertainties, some of which are beyond our control and no assurances can be given that these expectations will prove correct. Similarly, our long-term liquidity will be dependent on the growth of sales in China and other selected international markets, the successful entrance into the U.S. market of our laser systems, the successful entrance into U.S. and international markets of our diagnostic workstation and our ability to collect our receivables on a timely basis.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits Restructuring." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. We adopted Statement No. 146 on January 1, 2003. The adoption of Statement No. 146 did not have a material effect on our consolidated financial statements.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-base employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. While we have not elected to adopt fair value accounting for its stock-based compensation, we have complied with the new disclosure requirements under Statement No. 148. As adopted, this statement does not have a material impact on our consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. As adopted, this interpretation does not have a material impact on our consolidated financial statements.

RISK FACTORS AND UNCERTAINTIES

         The business, results of operations and financial condition of LaserSight and the market price of our common stock may be adversely affected by a variety of factors, including the ones noted below:

FINANCIAL AND LIQUIDITY RISKS

         WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND OPERATING CASH FLOW DEFICITS AND WE EXPECT THAT OPERATING CASH FLOW DEFICITS WILL CONTINUE.

         Although our revenues and operating results have improved during the last half of 2002, primarily due to our China transaction that resulted in $2.7 million of revenue during the last half of 2002 and $1.7 million during the first quarter of 2003, we continue to have significant liquidity and capital resource issues. We need to increase sales to the China group and to other customers, and/or decrease expenses further before we will reach profitability or positive cash flow. Our future working capital requirements and our ability to continue operations are based on various factors and assumptions, which are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in LaserSight being unable to generate additional sales or collect new and outstanding accounts receivable. Any such adverse developments may also result in the incurrence of unforeseen expenses or LaserSight being unable to control expected expenses and overhead. If we fail to generate additional sales and collect new and outstanding accounts receivable or incur unforeseen expenses or fail to control our expected expenses and overhead, we will be unable to continue operations in the absence of obtaining additional sources of capital.

         As indicated earlier, we have been in continuous negotiations with NII to secure immediate cash payments for the purchase of Company products, further define the terms of a long-term strategy for the Company in China and outline a framework for additional product purchases. Without such immediate cash infusion, we will exhaust our cash reserves within a few weeks, if not days, and be forced to seek judicial reorganization.

         Our working capital remains positive (approximately $853,000 as of the end of March 2003), though the timing of the conversion of our current assets into cash is not totally in our control. For example, we cannot dictate the timing of the collection of our accounts receivable with our customers and converting our inventory into cash is dependent on our ability to generate new sales with our products and collect the sales price in a timely manner. While to date we have been able to negotiate payment terms with our suppliers and other creditors, there is no assurance that we can continue to do so.

         We experienced significant net losses and deficits in cash flow from operations for the years ended December 31, 2002, 2001 and a slight surplus for the three months ended March 31, 2003, as set forth in the following table. We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future.

                                Year Ended December 31,       Three months Ended
                                -----------------------            March 31,
                                 2001             2002               2003
                                 ----             ----               ----
Net loss                    $ 26.2 million    $13.6 million       $2.4 million
Surplus (Deficit) in cash
flow from operations        $(17.7) million   $(2.7) million      $0.5 million

         In the longer term, our expectations are based on additional factors including: the success of our sales efforts in China where our efforts will initially be primarily focused, the uncertain timing of additional supplemental FDA approvals for our LaserScan LSX excimer laser system (which has resulted in our decision to not actively market our laser system in the U.S. until additional FDA approvals are received), potential growth in laser sales after receipt of further FDA approvals, increases in accounts receivable and inventory purchases when sales increase, our present inability to borrow under our revolving credit facility, the uncertain impact of the market introduction of our UltraShaper durable keratomes and AstraMax diagnostic workstations, and the absence of unanticipated product development and marketing costs. These factors and assumptions are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. These risks and uncertainties include:

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

         With respect to management's expectations regarding LaserSight's ability to continue operations for the expected period and the risks and uncertainties relating to those expectations, readers are encouraged to review the discussions under the captions "--If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses, and we may experience difficulty collecting restructured receivables with extended payment terms," "--Industry and Competitive Risks--We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals," "--Additional Company and Business Risks--Required per procedure fees payable to Visx under our license agreement may exceed per procedure fees collected by us," and "--Our supply of certain critical components and systems may be interrupted because of our reliance on a limited number of suppliers." These risks and uncertainties can affect LaserSight's ability to continue operations for the expected period in the absence of obtaining additional capital resources. As stated elsewhere, without an immediate cash infusion, the Company will exhaust it's cash reserve with weeks, if not days, and as a result, may have to seek judicial reorganization.

         IF WE FAIL TO MEET THE FINANCIAL COVENANTS IN OUR LOAN WITH HELLER AND OUR LOAN OBLIGATION IS ACCELERATED, WE WILL NOT HAVE ENOUGH AVAILABLE CASH TO PAY THE AMOUNTS OWED.

         Under the original terms of our term loan with Heller, we were required to pay Heller approximately $2.1 million in March 2003. On March 12, 2003, the due date was extended 30 days to April 11, 2003. On March 31, 2003, our loan agreement with Heller was amended again. In addition to the amendment, Heller waived our failure to comply with the net revenue covenant for the fourth quarter of 2002. In exchange for the amendment and waiver, we paid approximately $9,250 in fees to Heller, and we have agreed to increase our monthly principal payments to $45,000 beginning in April 2003. Revised covenants became effective that decreased the minimum level of net worth to $1.0 million, minimum tangible net worth to negative $4.0 million and minimum quarterly net revenue during 2003 to $2.0 million. In addition, we have agreed to work in good faith with Heller to adjust these covenants by May 31, 2003 based on our first quarter 2003 financial results. The remaining principal balance will be due on September 12, 2004. If we are unable to meet the financial covenants of the Heller loan, Heller could declare us in default and require the entire principal balance to be due and payable. If Heller accelerates our payment obligations, it is unlikely we will have enough available cash to repay the debt, and we will be unable to continue operations in the absence of obtaining additional sources of capital. If we do not receive an immediate cash infusion, the existing convenants will not be met, and it is unlikely that Heller will further adjust these convenants.

         IF OUR UNCOLLECTIBLE RECEIVABLES EXCEED OUR RESERVES WE WILL INCUR ADDITIONAL UNANTICIPATED EXPENSES, AND WE MAY EXPERIENCE DIFFICULTY COLLECTING RESTRUCTURED RECEIVABLES WITH EXTENDED PAYMENT TERMS.

         Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $5.2 million at March 31, 2003, will be sufficient to cover the amount of our actual write-offs over time. At March 31, 2003, our net trade accounts and notes receivable totaled approximately $4.6 million, and accrued commissions, the payment of which generally depends on the collection of such net trade accounts and notes receivable, totaled approximately $1.7 million. Actual write-offs that exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customers' ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers.

         Our ability to evaluate the financial condition and revenue-generating ability of our prospective customers located outside of the U.S. and our ability to obtain and enforce legal judgments against customers located outside of the U.S. is generally more limited than for our customers located in the U.S. Our agreements with our international customers typically provide that the contracts are governed by Florida law. We have not determined whether or to what extent courts or administrative agencies located in foreign countries would enforce our right to collect such receivables or to recover laser systems from customers in the event of a customer's payment default. When a customer is not paying according to established terms, we attempt to communicate and understand the underlying causes and work with the customer to resolve any issues we can control or influence. In most cases, we have been able to resolve the customer's issues and continue to collect our receivable, either on the original schedule or under restructured terms. If such issues are not resolved, we evaluate our legal and other alternatives based on existing facts and circumstances. In many cases, we have concluded that the account should be reserved or written off as uncollectible based on the economic condition in the region and our understanding of the customer's business and related items. The reserves and write-offs are generally the result of events and circumstances that could not realistically be foreseen at the time sales were completed. In addition, during our recent period of declining revenues, the relationship between the bad debts that resulted from these events compared to lower revenues is magnified. Events and circumstances that impact our bad debt expense include FDA approvals on our laser system that took and are taking longer than anticipated, economic downturns in certain countries or regions of the world, including the U.S. and South and Central America, and the terrorist attacks that affected personal spending decisions of consumers, and thus the business levels of many of our customers. Accounts written off during the three months ended March 31, 2003 and the year ended December 31, 2002 totaled approximately 9% and 22%, respectively, of ending receivables for each period. International revenues represented 85% of total revenues during the three months ended March 31, 2003 and 78% during the three months ended March 31, 2002.

INDUSTRY AND COMPETITIVE RISKS

         The following Industry and Competitive Risks relate primarily to the longer term. They assume we receive the necessary cash infusion to resolve our present cash flow problems.

         WE DO NOT INTEND TO CONTINUE ACTIVELY MARKETING OUR LASERSCAN LSX LASER SYSTEM IN THE U.S. UNTIL WE RECEIVE ADDITIONAL FDA APPROVALS.

         We received the FDA approval necessary for the commercial marketing and sale of our LaserScan LSX excimer laser system in the U.S. in late 1999 and commercial shipments to customers in the U.S. began in March 2000. To date, our LaserScan LSX laser system and per procedure fee business model have not achieved a level of market acceptance sufficient to provide our cash flows from operations to fund our business. Our excimer laser system has not been approved by the FDA for use in the U.S. for as wide a range of treatments as have many of our competitors' lasers. Because of the limited treatment ranges many physicians have resisted purchasing our excimer laser. In order to become more competitive we need to obtain FDA approval to treat patients with farsightedness, farsightedness with astigmatism and mixed astigmatism. In the international market, however, these limitations on treatment ranges do not exist, and we can more effectively compete with other laser manufacturers. If we obtain FDA approval for expanded treatment ranges for our laser system in the U.S. we believe that we would be in a position to more effectively market our laser system to physicians. As a result of our current liquidity and capital resource issues, we have decided to focus on international markets, primarily China with our LaserScan LSX laser system and other select international markets with a custom ablation product line, and not to continue actively marketing our laser system in the U.S. until we receive additional FDA approvals.

         The current level of per procedure fees payable to us by existing refractive surgeon customers in the U.S. may not continue to be accepted by the marketplace or may exceed those charged by our competitors. If our competitors reduce or do not charge per procedure fees to users of their systems, we could be forced to reduce or eliminate the fees charged under this business model, which could significantly reduce our revenues. We are not aware of the existence of a current trend toward reducing or eliminating per procedure fees. In the spring of 2000 industry leader Visx reduced the per-procedure fees it was charging the users of its laser system, and shortly thereafter, Alcon announced that it too would be reducing its licensing fee. Since that time, to our knowledge there has been no trend to further reduce or eliminate per procedure fees. See also "--Additional Company and Business Risks--Required per procedure fees payable to Visx under our license agreement may exceed per procedure fees collected by us."

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

         MANY OF OUR COMPETITORS RECEIVED EARLIER REGULATORY APPROVALS THAN US AND HAVE A COMPETITIVE ADVANTAGE OVER US DUE TO THE SUBSEQUENT EXPANSION OF THEIR REGULATORY APPROVALS AND THEIR SUBSTANTIAL EXPERIENCE IN THE U.S. MARKET.

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

         Our LaserScan LSX is currently approved in the US for the LASIK treatment of nearsightedness with and without astigmatism for a range of treatment of refractive errors up to -6.0 diopters MRSE with or without a refractive astigmatism up to 4.5 diopters and for the Photorefractive Keratectomy, or PRK, treatment of low to moderate nearsightedness (up to -6.0 diopters) without astigmatism. In PRK, the refractive surgeon prepares the eye by gently removing the surface layer of the cornea called the epithelium. The surgeon then applies the excimer laser beam directly to the corneal surface reshaping the curvature of the cornea. Additionally, we have received FDA approval to operate our laser systems at a repetition rate of 300 pulses per second, three times the originally approved rate. We have submitted PMA supplements to the FDA to permit our laser systems sold to customers in the U.S. to utilize LASIK to treat farsightedness, farsightedness with astigmatism and mixed astigmatism. FDA approval of these applications is anticipated in 2003, though we cannot ensure if or when the approval will be received. We do not intend to sell our laser systems in the U.S. until the FDA approves these supplements. Visx and Alcon have received FDA approval, in 2001 and 2000, respectively, for the treatment of moderate levels of farsightedness with or without astigmatism and Visx received approval for the treatment of mixed astigmatism in 2001.

         Currently, the excimer laser vision correction systems manufactured by Visx, Alcon, Bausch & Lomb and Nidek have been approved for higher levels of nearsightedness than the LaserScan LSX. Alcon's Apex Plus and Ladarvision Excimer Laser Workstations, Visx's Star S2 Excimer Laser System and Nidek's EC-5000 Excimer Laser System have received FDA approval for the LASIK treatment of nearsightedness with or without astigmatism. The approvals for many of the systems are for the correction of nearsightedness in the range of 0 diopters to -14.0 diopters and nearsightedness with astigmatism generally in the range of -0.5 diopters to -5.0 diopters. Bausch & Lomb's Technolas 217 excimer laser has also received FDA approval for the treatment of nearsightedness from -1.0 diopter up to -11.0 diopters with up to -3.0 diopters of astigmatism. The Visx and Alcon excimer laser systems are also approved for the treatment of moderate farsightedness. In September 2000, the FDA approved Alcon's Ladarvision system for the correction of farsightedness, using LASIK, of up to +6.0 diopters and an astigmatism range of up to 6.0 diopters. In October 2000, the FDA approved Visx's Star S2 and S3 systems for the correction using PRK of farsightedness of up to +5.0 diopters and an astigmatism range of up to 3.0 diopters. In February 2001, the FDA approved of Visx's Custom-Contoured Ablation Pattern Method for treatment of decentered ablations under a Humanitarian Device Exemption (HDE). An HDE authorizes the use and marketing of a device that is intended to benefit patients in the treatment of conditions that affect fewer than 4,000 individuals. In August 2002, Alcon announced the approval of its wavefront-guided laser eye surgery application for the treatment of nearsightedness between zero and -7.0 diopters. Competitors' earlier receipt of LASIK and farsightedness-specific FDA regulatory approvals have given them a significant competitive advantage that could impede our ability to successfully sell our LaserScan LSX system in the U.S. Our failure to successfully market our product will impair our ability to generate revenues from the sale of our products, and we may not be able to continue our business operations.

         All of our principal competitors in the keratome business, including current market leader Bausch & Lomb, received FDA clearance prior to the commercialization of our keratome products and have substantial experience marketing their keratome products. The established market presence in the U.S. of previously approved laser systems and keratome products, as well as the entry of new competitors into the market upon receipt of new or expanded regulatory approvals, has impeded our ability to successfully introduce our LaserScan LSX system in the U.S. and our keratome products worldwide. If we are unable to successfully introduce our LaserScan LSX system in the U.S. and our keratome products worldwide, our ability to generate revenues from the sale of our products will be impaired, and we may not be able to continue our business operations.

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

         Entering into strategic relationships is complicated because some of our current and future strategic partners may decide to compete with us in some or all of our markets. In addition, we may not be able to establish relationships with key participants in our industry if they have relationships with our competitors, or if we have relationships with their competitors. Moreover, some potential strategic partners have resisted, and may continue to resist, working with us until our products and services have achieved widespread market acceptance. Once we have established strategic relationships, we will depend on our partners' ability to generate increased acceptance and use of our products and services. To date, we have established only a limited number of strategic relationships, and many of these relationships are in the early stages of development. Our cash flow situation and our lack of recent profitability may be a limiting factor in our ability to establish and maintain strategic relationships. There can be no assurance as to the terms, timing or consummation of any future strategic relationships. If we lose any of these strategic relationships or fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, we may not be able to execute our business plan, and our business will suffer.

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

         In addition to competing with eyeglasses and contact lenses, excimer laser vision correction competes or may compete with newer technologies such as intraocular lenses, intracorneal inlays, corneal rings and surgical techniques using different or more advanced types of lasers. Two products that may become competitive within the near term are implantable contact lenses, which are pending FDA approval, and corneal rings, which have been approved by the FDA. Both of these products require procedures with lens implants, and their ultimate market acceptance is unknown at this time. To the extent that any of these or other new technologies are perceived to be clinically superior or economically more attractive than currently marketed excimer laser vision correction procedures or techniques, they could erode demand for our excimer laser and keratome products, cause a reduction in selling prices of such products or render such products obsolete. In addition, if one or more competing technologies achieves broader market acceptance or renders laser vision correction procedures obsolete, our ability to generate revenues from the sale of our products would be limited. If we are unable to generate revenue from the sale of our products, we may not be able to continue our business operations.

         As is typical in the case of new and rapidly evolving industries, the demand and market for recently introduced products and technologies is uncertain, and we cannot be certain that our LaserScan LSX laser system, UltraShaper durable keratome, UltraEdge keratome blades, or future new products and enhancements will be accepted in the marketplace. In addition, announcements or the anticipation of announcements of new products, whether for sale in the near future or at some later date, may cause customers to defer purchasing our existing products.

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

ADDITIONAL COMPANY AND BUSINESS RISKS

         The following Additional Company and Business Risks relate primarily to the longer term, with the exception of "loss of key personnel" and "keratome license" issues, which relate to the present as well as longer term.

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

         During 2001 we reduced our staff by 59 positions representing approximately $2.5 million in annual salaries and wages. During 2002, we further reduced our staff by an additional 46 positions representing approximately $2.5 million in annual salaries and wages. Included in these reductions were the resignations of our Chief Operating Officer, D. Michael Litscher, and our Senior Vice President-Sales and Marketing, Christine A. Oliver. As of March 31, 2003 we again reduced our staff by four positions representing approximately $0.3 million in annual salaries and wages. In addition, during April 2003, Greg Wilson, our Chief Financial Officer, left the company as a reflection of our reduced size. The Company regards these departures as consistent with its overall reductions in positions and as not material to its present operations. Additional staff reductions are likely. Our staff reductions may have a negative impact on our ability to attract and retain personnel. If we fail to attract and retain qualified individuals for necessary positions, we could be prevented from successfully executing our business plan, and our business will suffer.

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

         REQUIRED PER PROCEDURE FEES PAYABLE TO VISX UNDER OUR LICENSE AGREEMENT MAY EXCEED PER PROCEDURE FEES COLLECTED BY US.

         In addition to the risk that our refractive lasers will not be accepted in the marketplace, we are required to pay Visx a royalty for each procedure performed in the U.S. using our refractive lasers. The required per procedure fees we are required to pay to Visx may exceed the per procedure fees we are able to charge and/or collect from refractive surgeons. If the per procedure fees we are required to pay to Visx exceed the per procedure fees we are able to charge and/or collect from refractive surgeons, we would have to pay the Visx per procedure fees out of our limited available cash reserves. During each of the years 2001 and 2002 and for the three months ended March 31, 2003, the per procedure fees we are required to pay Visx did not exceed per procedure fees collected by us.

         REQUIRED MINIMUM PAYMENTS UNDER OUR KERATOME LICENSE AGREEMENT MAY CONTINUE TO EXCEED OUR GROSS PROFITS FROM SALES OF OUR KERATOME PRODUCTS.

         We are required to make certain minimum payments to the licensor under our keratome license agreement that was amended and restated on January 4, 2001. This amendment replaced a January 18, 2000 amendment in its entirety. Under the terms of the amendment we issued 730,552 shares of common stock to the licensors, valued at approximately $1.1 million, in partial payment for royalties during the term of the license. The term of the license was extended three years until July 31, 2005. In addition, in June of 2002 the licensors agreed to further amend the payment schedule for the royalty payments, and the remaining minimum royalty payments totaling approximately $3.3 million as of May 15, 2003 will be due in monthly installments (averaging approximately $150,000 per month through 2003) and quarterly installments (averaging approximately $238,000 per quarter from January 2004 through October 2005) through the term of the amendment. In connection with this June 2002 amendment the parties also agreed that the number of notice and cure periods relating to the delinquent payment of royalty payments would be limited to three, and, as of May 14, 2003, no such notice and cure period remain under the terms of the keratome license agreement. After this last remaining notice and cure period was used, if we fail to make timely payments under the keratome license agreement, the licensors have the right to immediately declare us in default and accelerate the balance of the remaining unpaid royalty payments. As mentioned previously, the Company has entered into new discussions related to the payment terms of it's License and Royalty Agreement covering it's keratome products advising the licensors that the Company was unable to make the April, 2002 payment of approximately $221,000, and as a result, the licensors have issued a third notice of default to the Company on May 6, 2003. The cure period under this default ends on Friday, May 23, 2003, and if payment is not made on or before that date, the entire balance of approximately $3.3 million under the License Agreement becomes due. Based on the circumstances, the Company is weeks, if not days, from exhausting its cash reserves and as a result, may have to seek judicial reorganization unless the Company is able to get an immediate cash infusion.

         In that regard, since April 27, 2003, the Company has been in continuous negotiations with NII to secure immediate cash payments for purchase of Company products, further define the terms of a long-term strategy for the Company in China, and outline a framework for additional product purchases.

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

         In February of 2003, an Italian court issued an order restraining our LaserSight Technologies subsidiary from marketing our AstraPro software at a trade show in Italy. This restraining order was issued in favor of LIGI Tecnologie Medicali S.p.a., a distributor of our products, and alleges that our AstraPro software product infringes certain European patents owned by LIGI. We retained Italian legal counsel to defend us in this litigation, and the Italian court has revoked the restraining order and has ruled that LIGI must pay our attorney's fees in connection with our defense of the restraining order. In addition, our Italian legal counsel has informed us that LIGI has filed a motion for a permanent injunction, and our Italian legal counsel is reviewing this motion. We believe that our AstraPro software does not infringe the European Patents owned by LIGI, and we intend to vigorously defend our rights to distribute our AstaPro software in the European markets.

         WE ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL
SALES.

         Our international sales accounted for 85% and 83% of our total revenues during the three months ended March 31, 2003 and year ended December 31, 2002, respectively. In the future, we expect that sales to U.S. accounts will represent a higher percentage of our total sales only when additional regulatory approvals are received for our LaserScan LSX laser system in the U.S. We are presently focusing our sales efforts on international sales in China and Europe.

         International sales of our products may be limited or disrupted by:

     o   the imposition of government controls;
     o   export license requirements;
     o   economic or political instability;
     o   trade restrictions;
     o   difficulties in obtaining or maintaining export licenses;
     o   health concerns in China and other areas
     o   changes in tariffs; and
     o   difficulties in staffing and managing international operations.

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

         LITIGATION COSTS OR AN UNFAVORABLE OUTCOME IN LITIGATION MAY EXCEED THE AMOUNT OF CASH AVAILABLE.

         Three former distributors for our excimer laser system in the United States commenced legal action against our LaserSight Technologies subsidiary. In April 2003, one of these distributors dismissed its claims with prejudice. The lawsuit alleges various claims related to LaserSight Technologies' termination of the distribution arrangements including breach of contract, breach of the covenant of good faith and fair dealing, tortious interference with business relationships, fraudulent misrepresentation, conversion and unjust enrichment. The distributors have requested actual damages in excess of $5.0 million, punitive damages, prejudgment interest, attorneys' fees and costs and other equitable relief. An unfavorable outcome in this litigation that resulted in an award of damages anywhere near the amount of damages requested by the distributors would exceed the amount of our available cash on hand.

         Since December 31, 2001, we have incurred legal fees related to litigation of approximately $170,000 of which approximately $56,000 was attributable to the distributor litigation and approximately $20,000 was attributable to the litigation with Ligi Tecnologie. In addition, we made one $50,000 settlement payment in October 2002 related to the previously reported litigation involving a former shareholder of The Farris Group and our chief executive officer. The lawsuit named Mr. Farris, LaserSight's chief executive officer, as the sole defendant and alleged fraud and breach of fiduciary duty by Mr. Farris in connection with the redemption by The Farris Group of the former shareholder's capital stock in the Farris Group. Our Board of Directors authorized us to retain and, to the fullest extent permitted by the Delaware General Corporation Law, pay the fees of counsel to defend Mr. Farris. Future settlement payments related to The Farris Group litigation are $45,000 due in September 2003 and $45,000 due in March 2004. These amounts have been accrued in the Company's 2002 consolidated financial statements. Recently the Company received information from an attorney on behalf of Pacific Eye Institute, Inc. a Laser Purchaser that litigation had been filed but not yet served on the Company for a claim of approximately $50,000 owed to Pacific Eye Institute by the Company. Other than the distributor litigation described above and the litigation with LIGI Tecnologie described under the risk factor "Patent infringement allegations may impair our ability to manufacture and market our products", our other litigation has either been settled or stayed to facilitate settlement discussions between the parties.

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

         WE ARE NO LONGER LISTED ON NASDAQ SMALL CAP - NOW TRADED ON OTC:BB.; THE MARKET PRICE OF OUR COMMON STOCK MAY CONTINUE TO EXPERIENCE EXTREME FLUCTUATIONS DUE TO MARKET CONDITIONS THAT ARE UNRELATED TO OUR OPERATING PERFORMANCE.

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

         Because of the lengthy period during which our common stock traded below $1.00 per share, it no longer met the listing requirements for the Nasdaq National Market and on August 15, 2002, Nasdaq approved our application to transfer our listing to the Nasdaq SmallCap Market via an exception from the minimum bid price requirement. While we failed to meet this requirement as of February 10, 2003, we were granted a temporary exception from this standard subject to meeting certain conditions. The exception required that on or before April 15, 2003, we file a definitive proxy statement with the Securities and Exchange Commission and Nasdaq evidencing our intent to seek shareholder approval for the implementation of a reverse stock split. Other requirements included that, on or before May 30, 2003, we demonstrate a closing bid price of at least $1.00 per share and, immediately thereafter, a closing bid of at least $1.00 per share for a minimum of ten consecutive trading days. Nasdaq could require a minimum closing bid price of at least $1.00 for more than 10 days. In addition, we must have been able to demonstrate compliance with the following maintenance requirements for continued listing on the Nasdaq SmallCap Market:

     o   stockholders' equity of $2.5 million;
     o   at least 500,000 shares of common stock publicly held;
     o   market value of publicly held shares of at least $1.0 million;
     o   shareholders (round lot holders) of at least 300; and
     o   at least two registered and active market makers.

         We asked for an extension to May 1, 2003 to file the definitive proxy. On April 25, 2003, we again asked for a further extension. But because we did not timely meet the requirements, our request for an extension was denied. As a result, Nasdaq's Listing Qualification Panel determined that our securities would be delisted from Nasdaq's SmallCap Market effective April 30, 2003. Our common stock is currently listed in the OTC-Bulletin Board.

         The delisting of our common stock from the Nasdaq SmallCap Stock Market will result in decreased liquidity of our outstanding shares of common stock (and a resulting inability of our stockholders to sell our common stock or obtain accurate quotations as to their market value), and, consequently, will reduce the price at which our shares trade. The delisting of our common stock may also deter broker-dealers from making a market in or otherwise generating interest in our common stock and may adversely affect our ability to attract investors in our common stock. Furthermore, our ability to raise additional capital may be severely impaired. As a result of these factors, the value of our common stock may decline significantly, and our stockholders may lose some or all of their investment in our common stock.

         THE SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE AND DILUTIVE STOCK ISSUANCES MAY ADVERSELY AFFECT OUR STOCK PRICE.

         Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. Substantially all of our 27,841,941 shares of common stock outstanding at May 14, 2003 were freely tradable without restriction or further registration under the Securities Act of 1933, except to the extent such shares are held by "affiliates" as that term is defined in Rule 144 under the Securities Act or subject only to the satisfaction of a prospectus delivery requirement. An additional 9,280,647 shares of preferred stock, convertible into 18,561,294 shares of common stock, were issued in October 2002 upon the funding of the equity investment portion of the China Transaction. We have agreed to register the shares of common stock under the Securities Act of 1933 and, once registered, the shares will be available for sale.

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

         The former owners of our series C preferred stock have the right, subject to certain limitations, to participate in our below-market certain equity financing transactions that would allow them to maintain their ownership level in common stock at the same level as immediately prior to the closing of any such financing. See "Description of Capital Stock--Series C Preferred Stock." In connection with future equity financings we may include anti-dilution provisions that would require us to issue additional shares if we issue shares of common stock below specified price levels. If a future share issuance triggers these adjustments, the beneficiaries of such provisions effectively receive some protection from declines in the market price of our common stock, while our other stockholders incur additional dilution of their ownership interest.

         THE TERMS OF THE CHINA TRANSACTION WILL IN ALL PROBABILITY PREVENT OR DISCOURAGE AN ACQUISITION OR CHANGE OF CONTROL OF LASERSIGHT.

         In connection with the China Transaction, we issued shares of our series H preferred stock that, upon conversion into shares of our common stock, would result in the series H stockholders owning 40% of our outstanding common stock. In addition, the series H preferred stockholders have the right to elect that number of directors that will constitute up to 40% of the membership on our board of directors. Either or both of these factors may discourage or even prevent a party from acquiring us or making a bid that may result in a change of control. See also " Common Stock Risks--The China transaction includes a provision under which the purchaser of our preferred stock can acquire approximately 40% of our common stock. That ownership position alone diminishes the possibility of a competing bid for a majority of the common stock, but the anti-takeover provision under Delaware law and in our certificate of incorporation, our by-laws and our stockholder rights plan will nonetheless require the board to exercise its fiduciary duty on any bid (whether by the purchaser in the China Transaction or another) taking into consideration all of the circumstances at that time" and "Description of Capital Stock--Series H Preferred Stock."

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

RISKS RELATING TO INTANGIBLES

         AMORTIZATION AND CHARGES RELATING TO OUR SIGNIFICANT INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR STOCK PRICE AND REPORTED NET INCOME OR LOSS.

         Of our total assets at March 31, 2003, approximately $4.7 million, or 23%, were intangible assets. Any reduction in net income or increase in net loss resulting from the amortization of intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

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

OTHER RISKS

         The following relates to risks on both a short and longer-term basis:

         The risks described above are not the only risks facing LaserSight. There may be additional risks and uncertainties not presently known to us or we have deemed immaterial which could also negatively impact our business operations. If any of the foregoing risks actually occur, it could have a material adverse effect on our business, financial condition and results of operations. In that event, the trading price of our common stock could decline, and you may lose all or part of your investment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We believe that our exposure to market risk for changes in interest and currency rates is not significant. Our investments are limited to highly liquid instruments generally with maturities of three months or less. At March 31, 2003, we had approximately $0.1 million of short-term investments classified as cash and equivalents. All of our transactions with international customers and suppliers are denominated in U.S. dollars.

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

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

                  Certain legal proceedings against LaserSight are described in
         Item 3 (Legal Proceedings) of LaserSight's Form 10-K for the year ended December 31, 2002.

ITEM 2   CHANGES IN SECURITIES

                  Not applicable.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5   OTHER INFORMATION

                  Not applicable.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

Exhibit
Number                                      Description
------   -----------------------------------------------------------------------
10.1     Resignation and General Release - D. Michael Litscher

10.2     Resignation and General Release - Christine Oliver

11       Statement of Computation of Loss Per Share

15 Copy of letter from independent accountants' regarding unaudited interim financial information

99.1     Additional Exhibits
         Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b) Reports on Form 8-K

         None

---------------------------

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        LaserSight Incorporated

Dated: May 15, 2003                     By: /s/ Michael R. Farris
                                            ---------------------
                                            Michael R. Farris, President,
                                            Chief Executive Officer and Director

Dated: May 15, 2003                     By: /s/ Richard R. Confessore
                                            -------------------------
                                            Richard R. Confessore,
                                            Chief Financial Officer

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

/s/ Michael R. Farris
---------------------
Principal Executive Officer
May 15, 2003

I, Richard R. Confessore, Chief Financial Officer, certify that:

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

/s/ Richard R. Confessore
-------------------------
Principal Financial Officer
May 15, 2003

                                INDEX TO EXHIBITS

Exhibit
Number                                      Description
------   -----------------------------------------------------------------------
10.1     Resignation and general release - D. Michael Litscher

10.2     Resignation and general release - Christine Oliver

11       Statement of Computation of Loss Per Share

15 Copy of letter from independent accountants' regarding unaudited interim financial information

99.1     Additional Exhibits
         Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.