Form 10-Q
period 2003-06-30
LASERSIGHT INC /DE
filed 2005-03-22
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the quarterly period ended June 30, 2003.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.
    For the Transition period from                        to
                                      -------------------    -------------------

Commission File Number:  0-19671

                             LASERSIGHT INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                            65-0273162
--------------------------                                   ----------
(State of Incorporation)                       (IRS Employer Identification No.)



             6848 Stapoint Court, Winter Park, Florida        32792
            -------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

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
Yes   X       No
    -----       -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act

 Yes          No X
    -----       -----

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X       No
    -----       -----

The number of shares of the registrant's common stock outstanding as of December 31, 2003 is 27,841,941. As detailed herein, the Company filed Chapter 11 bankruptcy on September 5, 2003. As a result of the bankruptcy, the company canceled these shares and issued 9,997,195 new shares on June 30, 2004. As of November 30, 2004, there are 9,997,195 outstanding.

LASERSIGHT INCORPORATED AND SUBSIDIARIES

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 21E OF

THE SECURITIES EXCHANGE ACT OF 1934) THAT INVOLVE RISKS AND UNCERTAINTIES. LASERSIGHT'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RISK FACTORS AND UNCERTAINTIES" IN THIS REPORT AND IN LASERSIGHT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002. LASERSIGHT UNDERTAKES NO OBLIGATION TO UPDATE ANY SUCH FACTORS OR TO PUBLICLY ANNOUNCE THE RESULTS OF ANY REVISIONS TO ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY FUTURE EVENTS OR DEVELOPMENTS.

                                                     INDEX
                                                                                                    PAGE
PART I.   FINANCIAL INFORMATION

          Item 1.     Condensed Consolidated Financial Statements

                      Condensed  Consolidated  Balance  Sheets  as  of  June  30,  2003  and
                      December 31, 2002                                                               3

                      Condensed  Consolidated  Statements of Operations  for the Three Month
                      Periods and Six Month Periods Ended June 30, 2003 and 2002                      4

                      Condensed  Consolidated  Statements  of Cash Flows for the Six Month
                      Periods Ended June 30, 2003 and 2002                                            5

                      Notes to Condensed Consolidated Financial Statements                            6



          Item 2.     Management's  Discussion  and  Analysis  of  Financial  Condition  and
                      Results of Operations                                                          14

          Item 3.     Quantitative and Qualitative Disclosures about Market Risk
                                                                                                     37

          Item 4.     Controls and Procedures                                                        37

PART II   OTHER INFORMATION

          Item 1.     Legal Proceedings                                                              38

          Item 2.     Unregistered Sales Of Equity Securities And Use Of Proceeds                    38

          Item 3.     Defaults Upon Senior Securities                                                38

          Item 4.     Submission of Matters to a Vote of Security Holders                            38


          Item 5.     Other Information                                                              38

          Item 6.     Exhibits                                                                       38



                         PART I - FINANCIAL INFORMATION
ITEM 1 -  FINANCIAL STATEMENTS
                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      June 30,          December 31,
                             ASSETS                                                     2003                2002
                                                                                 -------------         -------------
Current assets:                                                                     (Unaudited)

  Cash and cash equivalents ......................................................$     323,271        $   1,065,778
  Accounts receivable - trade, net ...............................................    1,060,136            3,811,065
  Notes receivable - current portion, net ........................................      481,416            1,763,106
  Inventories ....................................................................    4,414,898            8,928,099
  Deferred tax assets ............................................................            -               28,850
  Other current assets ...........................................................      113,620              593,842
                                                                                  -------------        -------------
                                             Total Current Assets ................    6,393,341           16,190,740

Notes receivable, less current portion, net ......................................            -            1,020,731
Property and equipment, net ......................................................      213,747              444,049
Patents and acquired intangibles, net ............................................      500,000            4,828,725
Other assets, net ................................................................      581,548              623,376
                                                                                  -------------        -------------
                                                                                  $   7,688,636        $  23,107,621
                                                                                  =============        =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Note payable, net of unamortized discount of zero and $12,246 at

 June 30, 2003 and December 31,2002, repectively .................................$   1,960,000        $   2,077,754
  Accounts payable ...............................................................    3,254,619            2,755,358
  Accrued expenses ...............................................................    1,251,141            1,993,993
  Accrued license fees ...........................................................    1,000,653            1,504,400
  Accrued warranty ...............................................................    1,579,931            1,667,656
  Accrued commissions ............................................................            -            1,594,634
  Deferred revenue ...............................................................    2,936,648            1,657,352
                                                                                  -------------        -------------
                                        Total Current Liabilities ................   11,982,992           13,251,147

Accrued expenses, less current portion ...........................................            -              187,449

Deferred royalty revenue .........................................................    5,272,321            5,741,941

Deferred income taxes ............................................................            -               28,850

Commitments and contingencies

Stockholders' equity (deficit):
Convertible preferred stock, par value $.001 per share; authorized
10,000,000 shares: Series H - 9,280,647 issued and outstanding anding at June 30,
2003 and December 31, 2002 .......................................................        9,281                9,281

Common stock - par value $.001 per share; authorized 100,000,000
shares; 27,987,141 shares issued at June 30, 2003 and December 31, 2002                  27,987               27,987

Additional paid-in capital .......................................................  103,801,064          103,796,812

Stock subscription receivable ....................................................            -              (32,336)

Accumulated deficit .............................................................. (112,862,362)         (99,360,863)

Less treasury stock, at cost; 145,200 common shares at June 30, 2003 and
December 31, ....................................................................      (542,647)            (542,647)
                                                                                  -------------        -------------
                                                                                     (9,566,677)           3,898,234
                                                                                  -------------        -------------
                                                                                  $   7,688,636        $  23,107,621
                                                                                  =============        =============

   See accompanying notes to the condensed consolidated financial statements.


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  (Unaudited)                     (Unaudited)
                                                                Three Months Ended              Six Months Ended
                                                                   June 30,                         June 30,
                                                        ------------------------------    -----------------------------
                                                             2003            2002            2003            2002
                                                         -----------------------------    -----------------------------
 Revenues:
    Products ............................................ $  1,595,642    $  1,359,711    $  3,681,797    $  3,225,916
    Royalties ...........................................      234,810         535,913         469,620         642,913
                                                          ------------    ------------    ------------    ------------
                                                             1,830,452       1,895,624       4,151,417       3,868,829
Cost of revenues:
    Product cost ........................................    4,539,718       1,041,968       5,885,262       2,434,580
                                                          ------------    ------------    ------------    ------------
Gross profit ............................................   (2,709,266)        853,656      (1,733,845)       1,434,249

Research and development and regulatory expenses ........       96,800         392,238         293,299         935,212

Other general and administrative expenses ...............    3,453,091       4,033,294       5,881,613       8,133,807
Selling-related expenses ................................      586,287         639,190       1,204,067       1,462,187
Amortization of intangibles .............................      115,059         115,059         230,118         230,118
Impairment of patents  ..................................    4,098,607               -       4,098,607               -
                                                          ------------    ------------    ------------    ------------
                                                             8,253,044       4,787,543      11,414,405       9,826,112
                                                          ------------    ------------    ------------    ------------

Loss from operations ....................................  (11,059,110)     (4,326,125)    (13,441,549)     (9,327,075)
Other income and expenses:
Interest and other income ...............................       11,357          79,992          37,972         145,941
Interest expense ........................................      (43,000)       (154,042)       (155,628)       (297,983)
                                                          ------------    ------------    ------------    ------------
Loss before income tax benefit ..........................  (11,090,753)     (4,400,175)    (13,559,205)     (9,479,117)
Income tax benefit ......................................            -               -         (57,708)              -
                                                          ------------    ------------    ------------    ------------
Net Loss ................................................  (11,090,753)     (4,400,175)    (13,501,497)     (9,479,117)

Conversion discount on preferred stock ..................     (483,837)              -        (959,698)              -
                                                          ------------    ------------    ------------    ------------
Loss attributable to common shareholders ................ $(11,574,590)   $ (4,400,175)   $(14,461,195)   $ (9,479,117)
                                                          ============    ============    ============    ============
Loss per common share
Basic and diluted: ......................................        (0.42)          (0.16)          (0.52)          (0.35)
                                                          ============    ============    ============    ============
Weighted average number of shares outstanding
Basic and diluted: ......................................   27,842,000      27,003,000      27,842,000      26,747,000
                                                          ============    ============    ============    ============


    See accompanying notes to the condensed consolidate financial statements.




                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)

                                                                      2003            2002
                                                                  ------------    ------------

Cash flows from operating activities

Net loss ......................................................   $(13,501,497)   $ (9,479,117)

 Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization .................................        486,563         895,522

Provision for uncollectable accounts, net .....................      3,790,201       1,113,947

Write off of Inventory ........................................      3,588,040               -

Impairment charge on patent....................................      4,098,607               -

Common stock issued for services ..............................              -          42,500

Stock options issued for services .............................          4,251          12,377

Changes in assets and liabilities:

   Accounts and notes receivable ..............................      1,263,149       2,725,615

   Inventories ................................................        925,161       1,299,199

   Accounts payable ...........................................        499,261         (20,582)

   Accrued expenses ...........................................     (3,116,408)        (27,264)

   Deferred revenue ...........................................      1,279,296       1,909,405

   Other ......................................................         52,430         453,305
                                                                  ------------    ------------
Net cash used in operating activities .........................       (630,946)     (1,075,093)

Cash flows from investing activities

Purchases of property and equipment ............................       (13,897)         (4,437)
                                                                  ------------    ------------

Net cash used in investing activities .........................        (13,897)         (4,437)

Cash flows from financing activities

   Payments on debt financing .................................       (130,000)       (560,000)
   Proceeds from stock subscription receivable ................         32,336          82,354
                                                                  ------------    ------------

Net cash used in financing activities .........................        (97,664)       (477,646)
                                                                  ------------    ------------

Decrease in cash and cash equivalents .........................       (742,507)     (1,557,176)

Cash and cash equivalents, beginning of period ................      1,065,778       2,762,062
                                                                  ------------    ------------
Cash and cash equivalents, end of period ......................   $    323,271    $  1,204,886
                                                                  ============    ============

   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 Six Months Periods Ended June 30, 2003 and 2002


NOTE 1    BASIS OF PRESENTATION

          The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries ("LaserSight", or the "Company") as of June 30, 2003, and for the three and six month periods ended June 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has suffered recurring losses from operations and has a significant accumulated deficit that had raised substantial doubt about its ability to continue as a going concern. The Company had an accumulated deficit of $112.9 million at June 30, 2003.

          On September 5, 2003 the Company and two of its subsidiaries ("the Debtors") filed a voluntary petition for relief in the United States Bankruptcy Court, Middle District of Florida, Orlando Division,("the Bankruptcy Court") under Chapter 11 of Title 11 of the U.S. Bankruptcy Code ("the Bankruptcy Code or Chapter 11"). The Debtors continued to operate their businesses as debtors-in-possession ("DIP") through the close of business June 9, 2004. The Company filed a plan of reorganization (the Plan) with the Bankruptcy Court on April 28, 2004; on June 10, 2004, the Bankruptcy Court confirmed the Plan. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Company continued business operations as debtor-in-possession. Claims secured against the Company's assets "secured claims" also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The majority of secured claims are held by Heller Healthcare Finance, Inc ("Heller") and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively "GE"). No professional fees due to the bankruptcy filing were paid in the three months ended June 30, 2003.


          Outlined below are some of the additional factors that led up to the Chapter 11 filing:

          As previously announced, in August 2002, the Company and New Industries Investment Consultants (HK), Ltd. ("NIIC") and New Industries Investment Group ("NII") (collectively the "China Group") had entered into a strategic relationship, including the purchase of at least $10 million worth of Company products during a twelve-month period ending in August of 2003, distribution of Company products in mainland China, Hong Kong, Macao and Taiwan, and a $2 million equity investment in the Company by the China Group. The investment in the Company was in the form of the purchase of Convertible Preferred Stock, the Series H Stock that, subject to certain restrictions, was convertible into approximately 40% of the Company's Common Stock.

          At the beginning of 2003, the Company did not have cash available to construct machines under the strategic relationship and requested a modification of the arrangement that would include prepayment by the China Group. The China Group purchased through prepayment some additional product, but resisted further purchases by prepayment without certain cost reductions and changes in operations. Prior to the execution of the agreement, the China Group had purchased approximately $4.5 million worth of products. Thereafter the China Group prepaid for $2.2 million worth of product, for a total of $6.7 million of the original $10 million envisioned in the strategic relationship.

          As previously announced, the Company had been in continuous negotiations with the China Group to secure immediate cash payments for purchase of Company products, to further define the terms of a long-term strategy for the Company in China, and to outline a framework for additional product purchases. The Company reached a new agreement with the China Group on June 20, 2003. That agreement called for the China Group to proceed with further purchases in order to meet the $10,000,000 purchase requirement from the August 2002 agreement and purchase additional product above and beyond the original purchase requirement if the Company was making substantial progress with regard to its restructured business plan. While the Company sold products to the China Group during the second and third quarter of 2003, and they made advance payments on those purchases, sales levels were well below those contemplated in the original agreements.

          On June 20, 2003, the Company announced that it had been advised by GE that its loans were in default due to an adverse material change in the financial condition and business operations. The Company was negotiating with GE for a modification and restructuring of its defaulted loans, and these negotiations had progressed to the "term sheet" stage by early August of 2003.

          The Company also announced that Francis E. O'Donnell, Jr., M.D. and David Peroni had resigned from their positions as members of the Board of Directors and that Dr. O'Donnell had resigned as Chairman of the Board of Directors. Xianding Weng was elected Chairman of the Board. Mr. Weng had been a director since October 2002 and founded the China Group in Shenzhen, China in 1993, serving as its President and Chief Executive Officer. On August 22, 2003, the Company announced that Mr. Michael R. Farris would no longer serve as the Company's Chief Executive Officer and President and Director. Danghui ("David") Liu, Ph. D., Vice President of Product Development and Technical Marketing, was named Interim CEO. In September 2003, the Company announced that it had failed to timely file its second quarter SEC Form 10-Q due on August 14, 2003. The Company did file a Form 12b-25 on August 14, 2003 advising that the Company was still working to put together the necessary data to file the quarterly report. As a late filer, the Company had a fifth character "E" added to its security trading symbol to denote securities delinquent in their required filings. Securities so denoted are removed from the OTCBB after the applicable 30-day grace period expires. After the Company was removed from OTCBB, it has been traded in the over-the-counter (OTC) market via the "Pink Sheets".

          The Company had entered into new discussions related to the payment terms of its License and Royalty Agreement covering its keratome products. The licensors issued a third notice of default on May 6, 2003 and served legal action against the Company on August 12, 2003 invoking an acceleration clause for the entire balance of approximately $3.3 million under the License Agreement. The Company continued its discussions, but the lack of resolution of these issues made it difficult for the Company to continue to operate without the protection a bankruptcy petition would provide.

          The Company had significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. As a result of the abovementioned, on September 5, 2003 the Company filed a voluntary petition for relief un the United States Bankruptcy Court, Middle District of Florida - Orlando Division, under Chapter 11 of the Title II of the U.S. Bankruptcy code.

          Even with the Chapter 11 protection, the Company's ability to continue as a going concern is uncertain and dependent upon continuing to achieve improved operating results and cash flows or obtaining additional equity capital and/or debt financing. These condensed consolidated financial statements include substantial re-structuring charges recorded during the second quarter of 2003 necessary to reflect the diminution of asset carrying values due to the Company's re-focus of its products to core product lines.

          The condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight's annual report on Form 10-K for the years ended December 31, 2002. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. There are no other components of comprehensive loss other than the Company's consolidated net loss for the three and six month periods ended June 30, 2003 and 2002. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

          Reclassifications

          Certain prior years' amounts have been reclassified to conform with the current year presentation.


NOTE 2    CRITICAL ACCOUNTING POLICIES

          The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2002 Annual Report on Form 10-K, filed on March 28, 2003, in the Critical Accounting Policies and Estimates section of "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations."

NOTE 3    PER SHARE INFORMATION

          Basic loss per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied). Diluted loss per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase Common Stock, and convertible Preferred Stock and are included in the computation using the treasury stock method if they would have a dilutive effect. All common share equivalents had an anti-dilutive effect for the periods ended June 30, 2003 and 2002. However, as a result of the September 5, 2003 Chapter 11 filing, all common and preferred shares outstanding at and prior to June 30, 2004, including options and warrants, were canceled. On June 30, 2004 the Company issued 9,997,195 new common shares.

NOTE 4    INVENTORIES

         Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates cost determined on the first-in first-out basis. As a result of the Company's financial difficulties, the company increased its inventory reserves at June 30, 2003. The additional reserves,which are classified as cost of revenues, approximated $3.6 million during the second quarter, and brought the total reserve to $7.1 million at June 30, 2003. The components of inventories, net of reserves, at June 30, 2003 and December 31, 2002 are summarized as follows:

                                              June 30, 2003   December 31, 2002
                                              -------------   -----------------
          Raw materials                       $ 3,912,392          5,994,564
          Work-in-process                         502,506            245,195
          Finished goods                              -0-          2,057,672
          Test equipment - clinical trials            -0-            630,668
                                              -----------          ---------
                                                4,414,898          8,928,099
                                              ===========          =========

NOTE 5    SEGMENT INFORMATION

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

          The table below summarizes information about reported segments as of and for the three months ended June 30:

                                                                                        Depreciation
                                       Operating        Operating                           and            Capital
                                        Revenues      Profit (Loss)        Assets       Amortization    Expenditures
                                        --------      -------------        ------       ------------    ------------
     2003
     ----
     Operating  segments:
       Refractive products           $ 1,595,642       (10,750,424)       7,367,687          223,896           13,897
       Patent services                   234,810           234,810               --               --               --
       General corporate                      --          (543,496)         320,949              141               --
                                     -----------        ----------        ---------          -------           ------
     Consolidated total              $ 1,830,452       (11,059,110)       7,688,636          224,037           13,897
                                     ===========        ==========        =========          =======           ======


     2002
     ----
     Operating  segments:
       Refractive products           $ 1,359,711        (4,375,583)      26,829,123          365,969               --
       Patent services                   535,913           535,913               --               --               --
       General corporate                      --          (486,455)       1,471,109            1,052               --
                                     -----------        ----------        ---------          -------           ------
                                              --
     Consolidated total              $ 1,895,624        (4,326,125)      28,300,232          367,021               --
                                     ===========        ==========       ==========          =======           ======

     Amortization of deferred financing costs and discount on note payable of zero and $63,612 for the three months ended June 30, 2003 and 2002, respectively, is included as interest expense.

          The table below summarizes information about reported segments as of and for the six months ended June 30:

                                                                                         Depreciation
                                       Operating     Operating Profit                        and            Capital
                                        Revenues           (Loss)           Assets       Amortization     Expenditures
                                        --------      -------------        ------       ------------    ------------
     2003
     ----
     Operating  segments:
       Refractive products           $ 3,681,797       (12,734,832)       7,367,687          486,281           13,897
       Patent services                   469,620           469,620               --               --               --
       General corporate                      --        (1,176,337)         320,949              282               --
                                     -----------        ----------        ---------          -------           ------
     Consolidated total              $ 4,151,417       (13,441,549)       7,688,636          486,563           13,897
                                     ===========        ==========       ==========          =======           ======


     2002
     ----
     Operating  segments:
       Refractive products          $  3,225,916        (9,086,811)      26,829,123          893,293            4,437
       Patent services                   642,913           642,913              --                --               --
       General corporate                                  (883,177)       1,471,109            2,229
                                     -----------        ----------        ---------          -------           ------
     Consolidated total              $ 3,868,829        (9,327,075)      28,300,232          895,522            4,437
                                     ===========        ==========       ==========          =======           ======


     Amortization of deferred financing costs and discount on note payable of $12,246 and $127,224 for the six months ended June 30, 2003 and 2002, respectively, is included as interest expense.

NOTE 6    AMENDED LOAN AGREEMENT

          On March 12, 2003, our loan agreement with GE was extended 30 days from March 12, 2003 to April 11, 2003. On March 31, 2003, our loan agreement with GE was amended again. In addition to the amendment, GE waived our failure to comply with the net revenue covenant for the fourth quarter of 2002. In exchange for the amendment and waiver, we paid approximately $9,250 in fees to GE and agreed to increase our monthly principal payments to $45,000 beginning in April 2003. Revised covenants became effective on March 31, 2003 that decreased the minimum level of net worth to $1.0 million, minimum tangible net worth to negative $4.0 million and minimum quarterly net revenue during 2003 to $2.0 million. We had agreed to work in good faith with GE to adjust these covenants by May 31, 2003 based on our first quarter 2003 financial results and our ongoing efforts to obtain additional cash infusion. As discussed above, on June 20, 2003 the Company announced that it had been advised by GE, that its loans were in default due to an adverse material change in the financial condition and business operations. The Company continued to negotiate with GE during the June and July 2003 period until a new agreement was executed on August 28, 2003 providing for an extension of its loans through January 2005. Since the September 5, 2003 bankruptcy filing, the Company had been in active discussions with GE for further modifications of the debt.

          On August 30, 2004, the Company signed an amended agreement with GE. The new note was effective June 30, 2004 and matures June 30, 2007. The note bears 9% interest per year. The loan covenants were modified to: net worth $750,000, tangible net worth $1,000,000 and minimum quarterly revenue of $1,000,000. The note also requires all SEC filings to be up to date by November 30, 2004. GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if the China Group converts their DIP loan to equity. The warrant expires June 30, 2008. After adding legal fees, commitment fees and termination fees, the new principal balance was $2,149,249 as of June 30, 2004.

NOTE 7   CHINA BACKGROUND

          As indicated in Note 1, we had been in continuous negotiations with the China Group to secure immediate cash payments for the purchase of Company products, further define the terms of the a long term strategy for the Company in China, and to outline a framework for additional product purchases. Further background on the China Group:

          Shenzhen New Industries Medical Development Co., Ltd. ("NIMD") was founded and incorporated by the Medical Investment Department of the People's Republic of China in 1995 by its parent company, New Industries Investment Group ("NII"). It specializes in marketing and distribution of LASIK surgery devices and equipment, as well as in investment and operation of LASIK clinical centers in Chinese market.

          NIMD became the exclusive distributor in China for LaserSight in September 2002. NIMD purchased more than $7.5 million value of LaserSight's products and services after it was engaged in the exclusive distributorship with LaserSight and before LaserSight went into Chapter 11 Bankruptcy.

          The China Group provided $2.0 million of debtor-in-possession financing. On June 30, 2004, $1.0 million of the DIP financing was converted into 6,850,000 shares of common stock which resulted in the China Group owning 72% of the Company. Revenues from the China Group were $0.8 and $2.9 million in the three and six months ended June 30, 2003, respectively.

NOTE 8    STOCK BASED COMPENSATION

          The Company accounts for stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, stock-based employee compensation cost is not reflected in net earnings, as all stock options granted under the plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                         Three Months Ended
                                                                         ------------------
                                                                   June 30, 2003     June 30, 2002
                                                                   -------------     -------------

          Net loss, as reported                                    $ (11,090,753)       (4,400,175)
          Deduct: Total stock-based employee
              compensation expense determined under
              fair value based method for all awards,
              net of related tax effects                                 190,527           313,598
                                                                   -------------        ----------
          Pro forma net loss                                         (11,281,280)       (4,713,773)

          Conversion discount on preferred stock                        (483,837)               --
                                                                   -------------        ----------
          Pro forma loss attributable to common shareholders         (11,765,117)       (4,713,773)
                                                                   =============        ==========

          Basic and diluted loss per share:
              As reported                                               $ (0.42)            (0.16)
              Pro forma                                                   (0.42)            (0.17)




                                                                          Six Months Ended
                                                                          ----------------
                                                                   June 30, 2003     June 30, 2002
                                                                   -------------     -------------
          Net loss, as reported                                    $ (13,501,497)       (9,479,117)
          Deduct: Total stock-based employee
              compensation expense determined under
              fair value based method for all awards,
              net of related tax effects                                 381,054           627,195
                                                                   -------------       -----------
          Pro forma net loss                                         (13,882,551)      (10,106,312)

          Conversion discount on preferred stock                        (959,698)               --
                                                                   -------------       -----------
          Pro forma loss attributable to common shareholders         (14,842,249)      (10,106,312)
                                                                   =============       ===========

          Basic and diluted loss per share:
              As reported                                               $ (0.52)            (0.35)
              Pro forma                                                   (0.53)            (0.38)

          As previously announced, as a result of the Chapter 11 filing the Company cancelled all of the common and preferred shares, options and warrants outstanding at June 30, 2004 and issued 9,997,195 new shares on June 30, 2004. Included in the 9,997,195 new shares are 1,134,000 shares to be issued to the creditors of the Company after the resolution of a creditor's objection.

NOTE  9   LITIGATION

          Distributors. In October 2001, three entities that previously served as distributors for LaserSight's excimer laser system in the United States, Balance, Inc. d/b/a Bal-Tech Medical, Sun Medical, Inc. and Surgical Lasers, Inc., filed a lawsuit in the Circuit Court of the Ninth Judicial Circuit, Orange County, Florida. The lawsuit named LaserSight Technologies, Mr. Michael Farris, former Chief Executive Officer, and James Spivey, LaserSight Technologies' former Vice President of Sales, as defendants. The lawsuit alleged various claims related to LaserSight Technologies termination of the distribution arrangements with the plaintiffs including breach of contract, breach of the covenant of good faith and fair dealing, tortuous interference with business relationships, fraudulent misrepresentation, conversion and unjust enrichment. Plaintiffs requested actual damages in excess of $5.0 million, punitive damages, prejudgment interest, attorneys' fees and costs and other equitable relief. We filed a motion to dismiss that was denied. We then filed an answer and counterclaim. The plaintiffs had answered the counterclaim and had moved to strike some of our affirmative defenses, and we had moved to strike portions of the plaintiff's answer. To date, limited discovery had occurred. In March 2003, one of the three entities agreed to dismiss their claims with prejudice. Management believed that LaserSight Technologies had satisfied its obligations under the distribution agreements, and that the allegations against LaserSight Technologies, Mr. Farris and Mr. Spivey were without merit. As a result of the September 2003 Chapter 11 petition, and subsequent re-structuring, claims such as these have been resolved with the issuance of a portion of the 9,997,195 new common shares.

          Italian Distributor. In February 2003, an Italian court issued an order restraining LaserSight Technologies from marketing our AstraPro software at a trade show in Italy. This restraining order was issued in favor of LIGI Tecnologie Medicali S.p.a. (LIGI), a distributor of our products, and alleged that our AstraPro software product infringes certain European patents owned by LIGI. We had retained Italian legal counsel to defend us in this litigation, and we were informed that the Italian court had revoked the restraining order and ruled that LIGI must pay our attorney's fees in connection with our defense of the restraining order. In addition, our Italian legal counsel informed us that LIGI had filed a motion for a permanent injunction. We believe that our AstraPro software does not infringe the European patents owned by LIGI, but due to limited cash flow the Company has not defended its position. Management believes that the outcome of this litigation will not have a material adverse impact on LaserSight's business, financial condition or results from operations. Since the Chapter 11 petition does not apply to foreign courts, this action is still pending.

               Former Shareholder of MRF (d/b/a TFG). On May 14, 2001, a motion for summary judgment was granted in favor of Michael R. Farris, former Chief Executive Officer, in connection with a lawsuit that was filed on November 12, 1999 in the U.S. District Court for the Eastern District of Missouri on behalf of a former shareholder of TFG, a wholly owned subsidiary of LaserSight. The lawsuit named Mr. Farris, LaserSight's former chief executive officer, as the sole defendant and alleged fraud and breach of fiduciary duty by Mr. Farris in connection with the redemption by TFG of the former shareholder's capital stock in TFG. At the time of the redemption, which redemption occurred prior to LaserSight's acquisition of TFG, Mr. Farris was the president and chief executive officer of TFG. LaserSight's Board of Directors authorized LaserSight to retain and, to the fullest extent permitted by the Delaware General Corporation Law, pay the fees of counsel to defend Mr. Farris, TFG and LaserSight in the litigation so long as a court had not determined that Mr. Farris failed to act in good faith and in a manner Mr. Farris reasonably believed to be in the best interest of TFG at the time of the redemption. The plaintiff appealed the U.S. District Court's order granting summary judgment in favor of Mr. Farris to the United States Court of Appeals for the 8th Circuit. The appeal was heard in January 2002; on March 13, 2002 the 8th Circuit reversed the District Court with respect to the starting date of the statute of limitations related to an allegation of fraud committed by a fiduciary. We had agreed to the terms of a settlement with the plaintiff. The terms of the settlement require three payments totaling $140,000. The first payment of $50,000 was paid in October 2002, the second payment of $45,000 was due in September 2003, and the third payment of $45,000 was due in March 2004. All of the payments are to be made without interest unless there were to be a default in payment in which event interest would accrue at 9%. During 2002, we recorded settlement expense of $140,000 related to this settlement. This creditor did not file a proof of claim in the bankruptcy case and accordingly the claim was discharged in bankruptcy.


          Lambda Physik. In January 2000, a lawsuit was filed on behalf of Lambda Physik, Inc. (Lambda) alleging that the Company is in breach of an agreement it entered into with Lambda for the purchase of lasers from Lambda. Lambda has requested approximately $1.9 million in damages, plus interest, costs and attorney's fees. The Company had since successfully argued for a change in venue to Orange County, Florida. After no activity for over a year, the plaintiff filed a motion in July 2002 to have the court set a trial date, which they set for December 2002. Subsequently, the plaintiff filed a motion for continuance of the trial to allow the parties an opportunity to settle the dispute. In October 2002, the court entered an order continuing the trial and will reschedule only upon the filing of a new notice for trial by either party. The Company believes that the allegations made by the plaintiff are without merit. Management believed that the Company has satisfied its obligations under the agreement and that this action would not have a material adverse effect on the Company's financial condition or results of operations. This action was settled in bankruptcy.

          Kremer. In November 2000, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania on behalf of

          Frederic B. Kremer, M.D. and Eyes of the Future, P.C. alleging that the Company is in breach of certain terms and conditions of an agreement it entered into with Dr. Kremer relating to the Company's purchase of a patent from Dr. Kremer. Dr. Kremer has requested equitable relief in the form of a declaratory judgment as well as damages in excess of $1.6 million, plus interest, costs and attorney's fees. The parties had agreed to postpone discovery and attempt to agree on the final form of a settlement with the plaintiffs. The terms of the settlement agreement, as currently contemplated, would not require the Company to make any cash payments. The Company believed that the allegations made by the plaintiff were without merit. Management believed that the Company had satisfied its obligations under the agreement and that this action would not have a material adverse effect on the Company's financial condition or results of operations. This action was settled in bankruptcy.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     LaserSight is principally engaged in the manufacture and supply of narrow beam scanning excimer laser systems, topography-based diagnostic workstations, and other related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. Since 1994, the Company has marketed its laser systems commercially in over 30 countries worldwide and currently has an installed base of approximately 400 laser systems, including over 220 of our LaserScan LSX(TM) laser systems. We are currently focused on selling in selected international markets, primarily China.

     We have significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations, and our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. We have experienced significant losses and operating cash flow deficits, and we expect that operating cash flow deficits will continue without improvement in our operating results. In August 2002 and February 2004, we executed definitive purchase agreements relating to our China Transaction (see "China Transaction").


China Transaction

     In July 2002, we signed a non-binding letter of intent with a company based in the People's Republic of China that specializes in advanced medical treatment services, medical device distribution and medical project investment. Definitive agreements relating to the China Group were executed on August 15, 2002, establishing a strategic relationship that included the commitment to purchase at least $10.0 million worth of our products during the 12-month period ending August 15, 2003, distribution of our products in mainland China, Hong Kong, Macao and Taiwan, and a $2.0 million investment in LaserSight. The investment was completed in October 2002 in the form of Series H convertible preferred stock that, subject to certain restrictions, could have been converted into shares of our common stock and result in the purchaser holding approximately 40% of our common stock. The products purchased were paid by irrevocable letters of credit, confirmed by a U.S. bank and payable upon presentation of shipping documents. The Company started shipping products under this agreement in August 2002. The Company reached an agreement with the China Group on June 20, 2003. That agreement called for the China Group to proceed with further purchases in order to meet the $10,000,000 purchase requirement from the August 2002 agreement and purchase additional product above and beyond the original purchase requirement if the Company was making substantial progress with regard to its restructured business plan. The China Group provided $2.0 million of debtor-in-possession financing. On June 30, 2004, $1.0 million of the DIP financing was converted into 6,850,000 shares of common stock and the China Group owns 72% of the Company.


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


                                                                                              Percent Increase (Decrease)
                                                     As a Percentage of Net Sales                  Over Prior Periods

                                                  Three Months          Six Months            Three Months       Six Months
                                                     Ended                  Ended                 Ended             Ended
                                                    June 30,              June 30,               June 30,          June 30,
                                               2003       2002         2003      2002        2003 vs. 2002      2003 vs. 2002
                                               ----       ----         ----      ----        -------------      -------------
Statement of Operations Data:
Net Revenues:
   Refractive products                          87.2%      71.7%        88.7%     83.4%           17.4%             14.1%
   Patent services                              12.8%      28.3%        11.3%     16.6%          -56.2%            -27.0%
                                               -----      -----         -----     -----          -----              ----
       Net Revenues                            100.0%     100.0%       100.0%    100.0%           -3.4%              7.3%
Cost of Revenue                                248.0%      55.0%       141.8%     62.9%          335.7%            141.7%
                                               -----      -----         -----     -----          -----              ----
Gross Profit (1)                              -148.0%      45.0%       -41.8%     37.1%         -417.4%           -220.9%
Research, development and
   regulatory expenses (2)                       5.3%      20.7%         7.1%     24.2%          -75.3%            -68.6%
Other general and administrative
   expenses                                    188.6%     212.8%       141.7%    210.2%          -14.4%            -27.7%
Selling-related expenses (3)                    32.0%      33.7%        29.0%     37.8%           -8.3%            -17.7%
Impairment of Patents                          223.9%       0.0%        98.7%      0.0%          100.0%            100.0%
Amortization of intangibles                      6.3%       6.0%         5.5%      6.0%            0.0%              0.0%
                                               -----      -----         -----     -----          -----              ----
Loss from continuing operations.              -604.2%    -228.1%       -323.8%   -241.2%         155.6%             44.1%



(1) As a percentage of net revenues, the gross loss for refractive products only for the three months ended June 30, 2003 and 2002, and the six months ended June 30, 2003 and 2002, were (185%), 23%,(60%) and 25%, respectively.

(2) As a percentage of refractive product net sales, research, development and regulatory expenses for the three months ended June 30, 2003 and 2002, and the six months ended June 30, 2003 and 2002, were 6%, 29%, 8% and 29%, respectively.

(3) As a percentage of refractive product net sales, selling-related expenses for the three months ended June 30, 2003 and 2002, and the six months ended June 30, 2003 and 2002, were 37%, 47%, 33% and 45%, respectively.



THREE MONTHS ENDED JUNE 30, 2003, COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

     REVENUES. Net revenues for the three months ended June 30, 2003 decreased by $0.07 million, or 3%, to $1.8 million from $1.9 million for the comparable period in 2002.

     During the three months ended June 30, 2003, refractive products revenues increased $0.2 million, or 17%, to $1.6 million from $1.4 million for the comparable period in 2002. This revenue increase was primarily the result of higher unit sales of our excimer laser system and the sale of our diagnostic software. During the three months ended June 30, 2003, excimer laser system sales accounted for approximately $0.8 million in revenues compared to $0.7


                                    16 of 39
million in revenues over the same period in 2002. During the three months ended June 30, 2003, four laser systems were sold compared to three laser systems for the comparable period in 2002. This increase was slightly offset by a reduction in our average selling price that decreased approximately 7%. During the three months ended June 30, 2003, parts revenue accounted for approximately $0.6 million compared to $0.5 million over the same period in 2002.

     Net revenues from patent services for the three months ended June 30, 2003 decreased approximately $0.3 million, or 56%, to $0.2 million from $0.5 million for the comparable period in 2002, due to a non-exclusive license agreement we entered into in June 2002.

     Geographically, China has become our most significant market with $1.2 million in revenue during the three months ended June 30, 2003, all of which resulted from the China Group.

     COST OF REVENUES; GROSS PROFIT. For the three months ended June 30, 2003 and 2002, gross profit margins were (148%) and 45%, respectively. The gross margin decrease during the three months ended June 30, 2003 was primarily attributable to a $3.6 million inventory obsolescence reserve offset by higher unit sales of our excimer laser system and the higher margins that the Company experiences on sales of its AstraMax diagnostic workstations, AstraPro diagnostic software and parts sales.


     RESEARCH, DEVELOPMENT AND REGULATORY EXPENSES. Research, development and regulatory expenses for the three months ended June 30, 2003 decreased approximately $0.3 million, or 75%, to $0.1 million from $0.4 million for the comparable period in 2002. While decreasing our expenses including salaries, consulting fees and materials, we still continued to develop our AstraMax diagnostic workstation and excimer laser systems.

     OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses for the three months ended June 30, 2003 decreased $0.6 million, or 14%, to $3.5 million from $4.0 million for the comparable period in 2002. This decrease was primarily due to a decrease in expenses incurred at our refractive products subsidiary of approximately $0.4 million related to cost reductions to the sales and marketing, customer support, administration, $0.1 million in cost reductions in other departments, a $0.1 million reduction in depreciation expense.

     SELLING-RELATED EXPENSES. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the three months ended June 30, 2003 decreased $53,000, or 8%, to a $586,000 in 2003 from $639,000 in 2002.

     AMORTIZATION OF INTANGIBLES. During the three months ended June 30, 2003, costs relating to the amortization of intangible assets were unchanged from the comparable period in 2002. Items directly related to the amortization of intangible assets are acquired technologies, patents and license agreements.

     IMPAIRMENT OF PATENTS. Impairment of patents for the three months ended June 30, 2003 was $4.1 million. The Company recorded an impairment loss of approximately $4.1 million related to Keratome, acquired technology and diagnostic patents. Management decided to write-off the assets due to a lack of a potential market for its acquired technology.

     LOSS FROM OPERATIONS. The operating loss for the three months ended June 30, 2003 was $10.3 million compared to the operating loss of $4.3 million for the same period in 2002. This increase in the loss from operations was primarily





                                    17 of 39
due to the recognition of the inventory write off and the impairment of patents offset by overhead cost reductions.

     OTHER INCOME AND EXPENSES. Interest and other income for the three months ended June 30, 2003 was $11,000, a decrease of $69,000 over the comparable period in 2002. Interest and other income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. During the three months ended June 30, 2003, interest expense decreased by $111,000, or 72%, from $154,000 to $43,000 as a result of loan discounts and fees being fully amortized.

     INCOME TAXES. During the three months ended June 30, 2003 and 2002, the Company had no income tax expense.

     NET LOSS. Net loss for the three months ended June 30, 2003, was $11.1 million compared to a net loss of $4.4 million for the comparable period in 2002. The increase in net loss for the three months ended June 30, 2003 can be primarily attributed to re-structuring charges related to the Chapter 11 bankruptcy petition.

     LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. For the three months ended June 30, 2003, the Company's loss attributable to common shareholders was impacted by the accretion of the value of the conversion discount on the Series H Preferred Stock.

     LOSS PER SHARE. The loss per basic and diluted share was $0.42 for the three months ended June 30, 2003 and $0.16 for the comparable period in 2002. Since June 30, 2002, the weighted average shares of common stock outstanding increased due to the conversion of preferred stock during May 2002. However, as previously announced the Company canceled all of the common and preferred stock outstanding, including options and warrants, at June 30, 2004. On June 30, 2004 the Company issued 9,997,195 new common shares.

SIX MONTHS ENDED JUNE 30, 2003, COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

     REVENUES. Net revenues for the six months ended June 30, 2003 increased by $0.3 million, or 7%, to $4.2 million from $3.9 million for the comparable period in 2002.

     During the six months ended June 30, 2003, refractive products revenues increased $0.5 million, or 14%, to $3.7 million from $3.2 million for the comparable period in 2002. This revenue increase was primarily the result of higher excimer laser unit sales, a higher average selling price of our excimer laser system, which increased approximately 6%, and the sale of our diagnostic software, which increased 100%. During the six months ended June 30, 2003, excimer laser system sales accounted for approximately $2.3 million in revenues compared to $2.1 million in revenues over the same period in 2002. During the six months ended June 30, 2003, 11 laser systems were sold compared to 10 laser systems sold during the comparable period in 2002.During the six months ended June 30, 2003 and 2002, parts revenue accounted for $1.0 million in revenues.

     Net revenues from patent services for the six months ended June 30, 2003 decreased approximately $173,000, or 27%, to $0.5 million from $0.6 million for the comparable period in 2002, due to a non-exclusive license agreement we entered into in June 2002..

     Geographically, China has become our most significant market with $2.9 million in revenue during the six months ended June 30, 2003, all of which resulted from the China Transaction. We expect China to continue as our most significant market.

     COST OF REVENUES; GROSS PROFIT. For the six months ended June 30, 2003 and 2002, gross profit margins were 42% and 37%, respectively. The gross margin decrease during the six months ended June 30, 2003 was primarily attributable to a $3.6 million inventory obsolescence reserve offset by higher average selling prices of our excimer laser system, the higher margins that the Company experiences on sales of its AstraMax diagnostic workstations and AstraPro diagnostic software.


                                    18 of 39

     RESEARCH, DEVELOPMENT AND REGULATORY EXPENSES. Research, development and regulatory expenses for the six months ended June 30, 2003 decreased approximately $0.6 million, or 69%, to $0.3 million from $0.9 million for the comparable period in 2002. While decreasing our expenses, we continued to develop our AstraMax diagnostic workstation and excimer laser systems.

     OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses for the six months ended June 30, 2003 decreased $2.3 million, or 37%, to $5.9 million from $8.1 million for the comparable period in 2002. This decrease was primarily due to a decrease in expenses incurred at our refractive products subsidiary of approximately $0.5 million related to cost reductions to the sales and marketing, customer support, administration, professional services departments of $2.0 million, $0.5 million in cost reductions in other departments,and a $0.3 reduction in depreciation expense.

     SELLING-RELATED EXPENSES. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the six months ended June 30, 2003 decreased $0.3 million, or 18%, to $1.2 million from $1.5 million during the comparable period in 2002. This decrease was primarily attributable to a $0.1 million decrease in costs of sales commissions, a decrease of $0.1 million of warranty expense primarily related to the terms on our excimer laser system sales and a decrease of $0.1 million of shipping expenses related to the cost of shipping our finished products.

     AMORTIZATION OF INTANGIBLES. During the six months ended June 30, 2003, costs relating to the amortization of intangible assets were unchanged from the comparable period in 2002. Items directly related to the amortization of intangible assets are acquired technologies, patents and license agreements.

     IMPAIRMENT OF PATENTS.Impairment of patents for the six months ended June 30, 2003 was $4.1 million. The Company recorded an impairment loss of approximately $4.1 million related to Keratome, acquired technology and diagnostic patents. Management decided to write-off the assets due to a lack of a potential market for its acquired technology.

     LOSS FROM OPERATIONS. The operating loss for the six months ended June 30, 2003 was $13.4 million compared to the operating loss of $9.3 million for the same period in 2002. This increase in the loss from operations was primarily due to the inventory write off and the impairment of patents offset by reductions in operating expenses and higher related margins of our excimer laser systems, AstraMax diagnostic workstations and AstraPro diagnostic software.

     OTHER INCOME AND EXPENSES. Interest and other income for the six months ended June 30, 2003 was $38,000, a decrease of $108,000 from the comparable period in 2002. Interest and other income were earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. During the six months ended June 30, 2003, interest expense decreased by $142,000, or 48%, from $298,000 to $156,000 as a result of fully amortized financing and fees on our term loan.

     INCOME TAXES. For the six months ended June 30, 2003, income tax benefit amounted to approximately $58,000, which was related to a refund the Company received from a settlement with the IRS on its 1995 return. During the six months ended June 30, 2002, we had no income tax expense.




                                    19 of 39

     NET LOSS. Net loss for the six months ended June 30, 2003, was $13.5 million compared to a net loss of $9.5 million for the comparable period in 2002. The increase in net loss for the six months ended June 30, 2003 can be attributed to our Chapter 11 petition related re-structuring charges.

     LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. For the six months ended June 30, 2003, the Company's loss attributable to common shareholders was impacted by the accretion of the value of the conversion discount on the Series H Preferred Stock.

     LOSS PER SHARE. The loss per basic and diluted share was $0.52 for the six months ended June 30, 2003 and $0.35 for the comparable period in 2002. As a result of the September 5, 2003 chapter 11 petition, the company cancelled all of its outstanding common and preferred shares, including options and warrants. On June 30, 2004 the Company issued 9,997,195 new common shares.


Liquidity and Capital Resources

     On September 5, 2003 the company filed for Chapter 11 bankruptcy protection and reorganization. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief were stayed while the Company continued business operations as debtor-in-possession. The Company operated in this manner from September 5, 2003 through June 10, 2004 when a final bankruptcy order was obtained, which was effective June 30, 2004. As a result of the bankruptcy re-structuring, the company will record credits for debt forgiveness of approximately $15.6 million during the three months ended June 30, 2004. Additionally, the company recognized charges of approximately $7.7 million during the three months ended June 30, 2003 for patent impairments and inventory write-offs. The Company also cancelled all of its outstanding common and preferred stock including warrants and options, and issued 9,997,195 new common shares on June 30, 2004. The company will emerge from bankruptcy with approximately $0.6 million in unsecured liabilities, approximately $2.1 million in secured debt to GE, approximately $7.4 million in deferred revenue. Additionally the China Group converted $1.0 million of its $2.0 million DIP loan for 68.5%, or 6,850,000 common shares in the re-organized Company. The China Group can convert, at their option, the remaining DIP financing for an additional 2,500,000 common shares.

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

                                    20 of 39

     We have actively sought additional funds through the possible sale of certain company assets or through additional investment or loans, which would provide temporary relief from our current liquidity pressures. We have sought a strategic partner or buyer. Given the extent of those efforts and the publicity about the China Group, it is unlikely that there will be any other buyer, strategic partner or investor in the near future.

     On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with GE. We borrowed $3.0 million under the term loan at an annual rate equal to two and one-half percent (2.5%) above the prime rate. Interest was payable monthly and the loan was to have been repaid on March 12, 2003. As of June 30, 2003, the outstanding principal on our term loan was approximately $2.0 million. Under our credit facility, we had the option to borrow amounts at an annual rate equal to one and one-quarter percent (1.25%) above the prime rate for short-term working capital needs or such other purposes as approved by GE. Borrowings were limited to 85% of eligible accounts receivable related to U.S. sales. Eligible accounts receivable were to be primarily based on future U.S. sales, which did not increase as a result of our decision to not actively market our laser in the U.S. until we received additional FDA approvals. See "Industry and Competitive Risks--We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals."

     Borrowings under the GE loans were collareralizied by substantially all of the Company's assets. The term loan and credit facility required us to meet certain covenants, including the maintenance of a minimum net worth. The terms of the loans originally extended to March 12, 2003. In addition to the costs and fees associated with the transaction, we issued to GE a warrant to purchase 243,750 shares of common stock at an exercise price of $3.15 per share. The warrant was to expire on March 12, 2004. On August 15, 2002, GE provided a waiver of our prior defaults under our loan agreement pending the funding of the equity portion of the NIMD transaction. Upon receipt of the equity investment in October 2002, revised covenants became effective that decreased the required minimum level of net worth to $2.1 million, decreased minimum tangible net worth to negative $2.8 million and decreased required minimum quarterly revenues during the last two quarters of 2002 and the first quarter of 2003. In exchange for the waiver and revised covenants, the Company paid $150,000 in principal to GE upon the receipt of the equity investment in October 2002 and agreed to increase other monthly principal payments to $60,000 in October 2002 and to $40,000 during each of November and December 2002 and January 2003, with the remaining principal due on March 12, 2003.

     On March 12, 2003, our loan agreement with GE was extended by 30 days from March 12, 2003 to April 11, 2003. On March 31, 2003, our loan agreement with GE was amended again. In addition to the amendment, GE waived our failure to comply with the net revenue covenant for the fourth quarter of 2002. In exchange for the amendment and waiver, we paid approximately $9,250 in fees to GE and agreed to increase our monthly principal payments to $45,000 beginning in April 2003. Revised covenants became effective on March 31, 2003 that decreased the minimum level of net worth to $1.0 million, minimum tangible net worth to negative $4.0 million and minimum quarterly net revenue during 2003 to $2.0 million. We agreed to work in good faith with GE to adjust these covenants by May 31, 2003 based on our first quarter 2003 financial results and our ongoing efforts to obtain additional cash infusion. As discussed above, on June 20, 2003 the Company announced that it had been advised by GE that its loans were in default due to an adverse material change in the financial condition and business operations. The Company continued to negotiate with GE during June and July of 2003, until a new agreement was executed on August 28, 2003 providing for an extension of the loans through January 2005.

On August 30, 2004 the Company signed a three-year note expiring on June 30, 2007. The note bears interest of 9%. Certain covenants were modified as follows: net worth of $750,000, tangible net worth of $1,000,000 and minimum quarterly revenues of $1,000,000. On June 30, 2004, GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if NIIC converts their DIP loan to equity. The warrant expires June 30, 2008.

                                    21 of 39

     There can be no assurance as to the correctness of the other assumptions underlying our business plan or our expectations regarding our working capital requirements or our ability to continue operations.

     Our ability to continue operations is based on factors including the success of our sales efforts in China and in other foreign countries where our efforts will initially be primarily focused, increases in accounts receivable and inventory purchases when sales increase, our present inability to borrow under our revolving credit facility, the uncertain impact of the market introduction of our AstraMax diagnostic workstations, and the absence of unanticipated product development and marketing costs. See "Risk Factors and Uncertainties--Industry and Competitive Risks--"


Effect of Recent Accounting Pronouncements

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

     In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-base employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. While we have not elected to adopt fair value accounting for its stock-based compensation, we have complied with the new disclosure requirements under Statement No. 148. As adopted, this statement does not have a material impact on our consolidated financial statements. As stated above, the Company canceled all of the outstanding common and preferred stock, including options and warrants, outstanding as of June 30, 2004. As part of the re-organization, the Company issued 9,997,195 new common shares on June 30, 2004.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. For certain guarantees issued after December 31, 2002, FIN 45 requires a guarantor to recognize, upon issuance of a guarantee, a liability for the fair value of the obligations it assumes under the guarantee. Guarantees issued prior to January 1, 2003, are not subject to liability recognition, but are subject to expanded disclosure requirements. This interpretation did not have a material impact on our consolidated financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, although certain aspects have been delayed pending further clarifications. We do not expect the adoption of SFAS 150 to have a material impact on our financial position or results of operations.

                                    22 of 39

Risk Factors and Uncertainties

     The business, results of operations and financial condition of LaserSight and the market price of our common stock may be adversely affected by a variety of factors, including the ones noted below:

Financial and Liquidity Risks

     We have experienced significant losses and operating cash flow deficits and we can not predict if future cash flow deficits can be overcome.

     We continue to be challenged by our significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. Although the Chapter 11 re-organization in September of 2003 and resultant re-structuring will relieve the Company of substantial debt, we need to increase sales to the China group and to other customers, and/or decrease expenses further before we will reach profitability or positive cash flow. Our future working capital requirements and our ability to continue operations are based on various factors and assumptions, which are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in LaserSight being unable to generate additional sales or collect new and outstanding accounts receivable. Any such adverse developments may also result in the incurrence of unforeseen expenses or LaserSight being unable to control expected expenses and overhead. If we fail to generate additional sales and collect new and outstanding accounts receivable or incur unforeseen expenses or fail to control our expected expenses and overhead, we will be unable to continue operations in the absence of obtaining additional sources of capital.

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

     We experienced significant net losses and deficits in cash flow from operations for the years ended December 31, 2002, 2001 and for the six months ended June 30, 2003, as set forth in the following table. We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future.

                                                                Six months Ended
                                 Year Ended December 31,            June 30,
                                 2001                 2002            2003
                                 ----                 ----            ----
Net loss                     $26.2 million       $13.6 million    $13.5 million

Deficit in cash flow from
operations                   $17.7 million        $2.7 million     $0.6 million

     In the longer term, our expectations are based on additional factors including: the success of our sales efforts in China where our efforts will initially be primarily focused, increases in accounts receivable and inventory purchases when sales increase, our present inability to borrow under our revolving credit facility, AstraMax diagnostic workstations and AstraPro diagnostic software, and the absence of unanticipated product development and marketing costs. These factors and assumptions are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. These risks and uncertainties include:

     o the willingness of trade creditors to continue to extend credit to LaserSight;


                                    23 of 39

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

     With respect to management's expectations regarding LaserSight's ability to continue operations for the near future and the risks and uncertainties relating to those expectations, readers are encouraged to review the discussions under the captions "--If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses, and we may experience difficulty collecting restructured receivables with extended payment terms," "--Industry and Competitive Risks--" "--Additional Company and Business Risks--Required per procedure fees payable to VISX under our license agreement may exceed per procedure fees collected by us," and "--Our supply of certain critical components and systems may be interrupted because of our reliance on a limited number of suppliers." These risks and uncertainties can affect LaserSight's ability to continue operations for the near future in the absence of obtaining additional capital resources.

     If we fail to meet the financial covenants in our loan with GE, we will not have enough available cash to pay the amount owed.

Under the original terms of our term loan with GE, we were required to pay GE approximately $2.1 million in March 2003. On March 12, 2003, the due date was extended 30 days to April 11, 2003. On March 31, 2003, our loan agreement with GE was amended again. In addition to the amendment, GE waived our failure to comply with the net revenue covenant for the fourth quarter of 2002. In exchange for the amendment and waiver, we paid approximately $9,250 in fees to GE, and we had agreed to increase our monthly principal payments to $45,000 beginning in April 2003. Revised covenants became effective that decreased the minimum level of net worth to $1.0 million, minimum tangible net worth to negative $4.0 million and minimum quarterly net revenue during 2003 to $2.0 million. On June 20, 2003, the Company had been advised by GE that its loans to the Company were in default due to an adverse material change in the financial condition and business operations of the Company. The Company executed a new agreement with GE on August 28, 2003 providing for an extension of its loans through January 2005. On August 30, 2004 the Company signed a three-year note expiring on June 30, 2007. The note bears annual interest of 9%. Certain covenants were modified as follows: net worth $750,000, tangible net worth $1,000,000 and minimum quarterly revenues of $1,000,000. GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if the China Group converts their DIP loan to equity. The warrant expires June 30, 2008.

     If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses, and we may experience difficulty collecting restructured receivables with extended payment terms.

     Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $8.8 million at June 30, 2003, will be sufficient to cover the amount of our actual write-offs over time. At June 30, 2003, our trade accounts and notes receivable totaled approximately $11.2 million. Actual write-offs that exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customers' ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against


                                    24 of 39
delinquent customers. As a result of the Chapter 11 filing on September 5, 2003, the Company lost the ability to vigorously collect on these accounts receivable and accordingly further increased the reserves for estimated losses as part of the re-structuring costs recorded in the second quarter. The portion of the re-structuring costs attributable to our reserves for estimated losses was approximately $3.6 million. Additionally, as a result of the Chapter 11 petition and resultant re-structuring, a significant portion of the approximately $1.6 million of accrued commissions was eliminated. The Company hired a collection agency in 2004 with no success.

     Our ability to evaluate the financial condition and revenue-generating ability of our prospective customers located outside of the U.S. and our ability to obtain and enforce legal judgments against customers located outside of the U.S. is generally more limited than for our customers located in the U.S. Our agreements with our international customers typically provide that the contracts are governed by Florida law. We have not determined whether or to what extent courts or administrative agencies located in foreign countries would enforce our right to collect such receivables or to recover laser systems from customers in the event of a customer's payment default. When a customer is not paying according to established terms, we attempt to communicate and understand the underlying causes and work with the customer to resolve any issues we can control or influence. Since the September 5, 2003 bankruptcy petition, we have been unable to resolve some customer's issues and were unable to collect our receivable, either on the original schedule or under restructured terms. We evaluate our legal and other alternatives based on existing facts and circumstances. In most cases, we have concluded that the account should be written off as uncollectible based on the economic condition in the region and our understanding of the customer's business and related items. The reserves and write-offs are generally the result of events and circumstances that could not realistically be foreseen at the time sales were completed. In addition, during our recent period of declining revenues, the relationship between the bad debts that resulted from these events compared to lower revenues is magnified. Events and circumstances that impact our bad debt expense include FDA approvals on our laser system that took and are taking longer than anticipated, economic downturns in certain countries or regions of the world, including the U.S. and South and Central America, and the terrorist attacks that affected personal spending decisions of consumers, and thus the business levels of many of our customers.

         .
Industry and Competitive Risks

          The following Industry and Competitive Risks relate primarily to the longer term.

     We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals.

     We received the FDA approval necessary for the commercial marketing and sale of our LaserScan LSX excimer laser system in the U.S. in late 1999 and commercial shipments to customers in the U.S. began in March 2000. To date, our LaserScan LSX laser system and per procedure fee business model have not achieved a level of market acceptance sufficient to provide our cash flows from operations to fund our business. Our excimer laser system has not been approved by the FDA for use in the U.S. for as wide a range of treatments as have many of our competitors' lasers. Because of the limited treatment ranges many physicians have resisted purchasing our excimer laser. As a result of our current liquidity and capital resource issues, we have decided to focus on international markets, primarily China, with our LaserScan LSX laser system and other select international markets with a custom ablation product line, and not to continue actively marketing our laser system in the U.S.

The current level of per procedure fees payable to us by existing refractive surgeon customers in the U.S. may not continue to be accepted by the marketplace or may exceed those charged by our competitors. If our competitors reduce or do not charge per procedure fees to users of their systems, we could be forced to reduce or eliminate the fees charged under this business model, which could significantly reduce our revenues. We are not aware of the existence of a current trend toward reducing or eliminating per procedure fees. In the spring of 2000 industry leader VISX reduced the per-procedure fees it was charging the


                                    25 of 39
users of its laser system, and shortly thereafter, Alcon announced that it too would be reducing its licensing fee. Since that time, to our knowledge there has been no trend to further reduce or eliminate per procedure fees. See also "--Additional Company and Business Risks--Required per procedure fees payable to VISX under our license agreement may exceed per procedure fees collected by us."

     We have discontinued our keratome products marketing.

     Keratomes are surgical devices used to create a corneal flap needed to perform a laser vision correction procedure called Laser In-Situ Keratomileusis, or LASIK. Once the corneal flapped is created, it is then flipped back, the excimer laser beam is directed to the exposed corneal surface, and the flap is placed back and re-adhered to the surface of the eye.

     In light of our lack of successful commercially introducing or achieving broad market acceptance of our UltraShaper durable keratome or our other keratome products, the Company elected to discontinue this product line in September of 2003 as part of the re-focus of the business to core products. As a result the Company will record substantial additions to its inventory reserves as part of its re-structuring costs. As of June 30, 2003 the Company added an additional amount of approximately $3.7 million to such inventory reserves. See also "--Additional Company and Business Risks--Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products."



     The vision correction industry currently consists of a few established providers with significant market shares and we are encountering difficulties competing in this highly competitive environment.

     The vision correction industry is subject to intense, increasing competition, and we do not know if we will be able to compete successfully against our current and future competitors. Many of our competitors have established products, distribution capabilities and customer service networks in the U.S. marketplace, are substantially larger and have greater brand recognition and greater financial and other resources than we do. VISX, the historical industry leader for excimer laser system sales in the U.S., sold laser systems that performed a significant majority of the laser vision correction procedures performed in the U.S. from 1999 through 2003. Similarly, Bausch & Lomb sold a significant majority of the keratomes used by refractive surgeons in the U.S. from 1999 through 2003. Alcon, one of the largest ophthalmic companies in the world, and its narrow beam laser technology platform also competes directly with our precision beam, scanning microspot LaserScan LSX excimer laser system. In addition, Alcon, as a result of its acquisition of Summit Autonomous Inc., is able to sell its narrow beam laser systems under a royalty-free license to certain VISX patents without incurring the expense and uncertainty associated with intellectual property litigation with VISX. Alcon also has the ability to leverage the sale of its laser systems with its other ophthalmic products, and has placed a significant number of its lasers systems in the U.S. Competitors are using our weak financial condition as a reason why a buyer shouldn't buy our laser.


     Many of our competitors received earlier regulatory approvals than us and may have a competitive advantage over us due to the subsequent expansion of their regulatory approvals and their substantial experience in the U.S. market.


     We received the FDA approval necessary for the commercial sale of our LaserScan LSX excimer laser system in the U.S. in November 1999 and commercial shipments to customers in the U.S. began in March 2000. Our direct competitors include large corporations such as VISX and Alcon, each of whom received FDA approval of excimer laser systems more than three years prior to our approval and has substantial experience manufacturing, marketing and servicing laser systems in the U.S. In addition to VISX and Alcon, Nidek, WaveLight and Bausch & Lomb have also received FDA approval for their laser systems.

                                    26 of 39

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

     Our LaserScan LSX is currently approved in the US for the LASIK treatment of nearsightedness with and without astigmatism for a range of treatment of refractive errors up to -6.0 diopters MRSE with or without a refractive astigmatism up to 4.5 diopters and for the Photorefractive Keratectomy, or PRK, treatment of low to moderate nearsightedness (up to -6.0 diopters) without astigmatism. In PRK, the refractive surgeon prepares the eye by gently removing the surface layer of the cornea called the epithelium. The surgeon then applies the excimer laser beam directly to the corneal surface reshaping the curvature of the cornea. Additionally, we have received FDA approval to operate our laser systems at a repetition rate of 300 pulses per second, three times the originally approved rate. We do not intend to sell our laser systems in the U.S. until future cash flows permit us to file FDA supplements. VISX and Alcon have received FDA approval, in 2001 and 2000, respectively, for the treatment of moderate levels of farsightedness with or without astigmatism and VISX received approval for the treatment of mixed astigmatism in 2001.

     Currently, the excimer laser vision correction systems manufactured by VISX, Alcon, Bausch & Lomb and Nidek have been approved for higher levels of nearsightedness than the LaserScan LSX. Alcon's Apex Plus and Ladarvision Excimer Laser Workstations, VISX's Star S2 Excimer Laser System and Nidek's EC-5000 Excimer Laser System have received FDA approval for the LASIK treatment of nearsightedness with or without astigmatism. The approvals for many of the systems are for the correction of nearsightedness in the range of 0 diopters to -14.0 diopters and nearsightedness with astigmatism generally in the range of -0.5 diopters to -5.0 diopters. Bausch & Lomb's Technolas 217 excimer laser has also received FDA approval for the treatment of nearsightedness from -1.0 diopter up to -11.0 diopters with up to -3.0 diopters of astigmatism. The VISX and Alcon excimer laser systems are also approved for the treatment of moderate farsightedness. In September 2000, the FDA approved Alcon's Ladarvision system for the correction of farsightedness, using LASIK, of up to +6.0 diopters and an astigmatism range of up to 6.0 diopters. In October 2000, the FDA approved VISX's Star S2 and S3 systems for the correction using PRK of farsightedness of up to +5.0 diopters and an astigmatism range of up to 3.0 diopters. In February 2001, the FDA approved of VISX's Custom-Contoured Ablation Pattern Method for treatment of decentered ablations under a Humanitarian Device Exemption (HDE). An HDE authorizes the use and marketing of a device that is intended to benefit patients in the treatment of conditions that affect fewer than 4,000 individuals. In August 2002, Alcon announced the approval of its wavefront-guided laser eye surgery application for the treatment of nearsightedness between zero and -7.0 diopters. Competitors' earlier receipt of LASIK and farsightedness-specific FDA regulatory approvals have given them a significant competitive advantage that have impeded our ability to successfully sell our LaserScan LSX system in the U.S.




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


                                    27 of 39

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

     Unfavorable side effects and potential complications that may result from the use of laser vision correction systems manufactured by any manufacturer may broadly affect market acceptance of laser-based vision correction surgery. Potential patients may not distinguish between our precision beam scanning spot technology and the laser technology incorporated by our competitors in their laser systems, and customers may not differentiate laser systems and procedures that have not received FDA approval from FDA-approved systems and procedures. Any adverse consequences resulting from procedures performed with a competitor's systems or an unapproved laser system could adversely affect consumer acceptance of laser vision correction in general. In addition, because laser vision correction is an elective procedure that is not typically covered by insurance and involves more significant immediate expense than eyeglasses or contact lenses, adverse changes in the U.S. or international economy may cause consumers to reassess their spending choices and to select lower-cost alternatives for their vision correction needs. Any such shift in spending patterns could reduce the volume of LASIK procedures performed that would, in turn, reduce the number of laser systems sold and our revenues from per procedure fees.



                                    28 of 39

     The failure of laser vision correction to achieve continued market acceptance would limit our ability to market our products which in turn would limit our ability to generate revenues from the sale of our products. If we are unable to generate revenue from the sale of our products, we may not be able to continue our business operations, even if laser vision correction achieves and sustains market acceptance.

     New products or technologies could erode demand for our products or make them obsolete, and our business could be harmed if we cannot keep pace with advances in technology.

     In addition to competing with eyeglasses and contact lenses, excimer laser vision correction competes or may compete with newer technologies such as intraocular lenses, intracorneal inlays, corneal rings and surgical techniques using different or more advanced types of lasers. Two products that may become competitive within the near term are implantable contact lenses and corneal rings, which have been approved by the FDA. Both of these products require procedures with lens implants, and their ultimate market acceptance is unknown at this time. To the extent that any of these or other new technologies are perceived to be clinically superior or economically more attractive than currently marketed excimer laser vision correction procedures or techniques, they could erode demand for our excimer laser, and cause a reduction in selling prices of such products or render such products obsolete. In addition, if one or more competing technologies achieves broader market acceptance or renders laser vision correction procedures obsolete, our ability to generate revenues form the sale of our products would be limited. If we are unable to generate revenue from the sale of our products, we may not be able to continue our business operations.

     As is typical in the case of new and rapidly evolving industries, the demand and market for recently introduced products and technologies is uncertain, and we cannot be certain that our LaserScan LSX laser system or future new products and enhancements will be accepted in the marketplace. In addition, announcements or the anticipation of announcements of new products, whether for sale in the near future or at some later date, may cause customers to defer purchasing our existing products.

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

     Our ability to maintain our competitive position depends in part upon the continued contributions of our executive officers and other key employees. A loss of one or more such officers or key employees would result in a diversion of financial and human resources in connection with recruiting and retaining a replacement for such officers or key employees. Such a diversion of resources could prevent us from successfully executing our business plan, and our business will suffer. We do not carry "key person" life insurance on any officer or key employee.

     During 2001 we reduced our staff by 59 positions representing approximately $2.5 million in annual salaries and wages. During 2002, we further reduced our staff by an additional 46 positions representing approximately $2.5 million in annual salaries and wages. During the summer of 2003 the Company further reduced our staff to 23 personnel. The resultant departures are consistent with its overall reductions in positions and are not material to its present operations. Our staff reductions may have a negative impact on our ability to attract and


                                    29 of 39
retain personnel. If we fail to attract and retain qualified individuals for necessary positions, we could be prevented from successfully executing our business plan, and our business will suffer.

     Reduced staffing levels could impact our ability to provide customer service and field support to our customers.

     We have moved all international manufacturing operations from Costa Rica to the U.S. and must continue to comply with stringent regulation of our manufacturing operations.

     We moved the manufacturing location of our laser systems for sale in international markets to our U.S. location from our manufacturing facility in Costa Rica in 2002. We cannot assure you that we will not encounter difficulties in increasing our production capacity for our laser systems at our Florida facility, including problems involving production delays, quality control or assurance, component supply and lack of qualified personnel. Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to extensive regulation by the FDA, including record-keeping requirements and reporting of adverse experience with the use of the product. Our manufacturing facilities are subject to periodic inspection by the FDA, certain state agencies and international regulatory agencies. We require that our key suppliers comply with recognized standards as well as our own quality standards, and we regularly test the components and sub-assemblies supplied to us. Any failure by us or our suppliers to comply with applicable regulatory requirements, including the FDA's quality systems/good manufacturing practice (QSR/GMP) regulations, could cause production and distribution of our products to be delayed or prohibited, either of which could impair our ability to generate revenues form the sale of our products. If we are unable to generate revenues from the sale of our products we may not be able to continue our business operations.

     Required per procedure fees payable to VISX under our license agreement may exceed per procedure fees collected by us.

     In addition to the risk that our refractive lasers will not be accepted in the marketplace, we are required to pay VISX a royalty for each procedure performed in the U.S. using our refractive lasers. The required per procedure fees we are required to pay to VISX may exceed the per procedure fees we are able to charge and/or collect from refractive surgeons. If the per procedure fees we are required to pay to VISX exceed the per procedure fees we are able to charge and/or collect from refractive surgeons, we would have to pay the VISX per procedure fees out of our limited available cash reserves. During the year 2002 and through June 30,2003, the per procedure fees we are required to pay VISX did not exceed per procedure fees collected by us.


     Our failure to timely obtain or expand regulatory approvals for our products and to comply with regulatory requirements could adversely affect our business.

     Our excimer laser systems, diagnostic and custom ablation products are subject to strict governmental regulations that materially affect our ability to manufacture and market these products and directly impact our overall business prospects. FDA regulations impose design and performance standards, labeling and reporting requirements, and submission conditions in advance of marketing for all medical laser products in the U.S. New product introductions, expanded treatment types and levels for approved products, and significant design or manufacturing modifications require a premarket clearance or approval by the FDA prior to commercialization in the U.S. The FDA approval process, which is lengthy and uncertain, requires supporting clinical studies and substantial commitments of financial and management resources. Failure to obtain or maintain regulatory approvals and clearances in the U.S. and other countries, or significant delays in obtaining these approvals and clearances, could prevent us from marketing our products for either approved or expanded indications or treatments, which could substantially decrease our future revenues.

     Additionally, product and procedure labeling and all forms of promotional activities are subject to examination by the FDA, and current FDA enforcement policy prohibits the marketing by manufacturers of approved medical devices for unapproved uses. Noncompliance with these requirements may result in warning


                                    30 of 39
letters, fines, injunctions, recall or seizure of products, suspension of manufacturing, denial or withdrawal of PMAs, and criminal prosecution. Laser products marketed in foreign countries are often subject to local laws governing health product development processes, which may impose additional costs for overseas product development. Future legislative or administrative requirements, in the U.S. or elsewhere, may adversely affect our ability to obtain or retain regulatory approval for our products. The failure to obtain approvals for new or additional uses on a timely basis could prevent us from generating revenues from the sale of our products, and if we are unable to generate revenues from the sale of our products we may not be able to continue our business operations. Accordingly, the Company has re-focused its marketing effort to the international market, primarily China.


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

     We are aware that certain competitors are developing products that may potentially infringe patents owned or licensed exclusively by us. In order to protect our rights in these patents, we may find it necessary to assert and pursue infringement claims against such third parties. We could incur substantial costs and diversion of management resources litigating such infringement claims and we cannot assure you that we will be successful in resolving such claims or that the resolution of any such dispute will be on terms that are favorable to us. See "--Patent infringement allegations may impair our ability to manufacture and market our products".


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

     Litigation involving patents is common in our industry. While we do not believe our laser systems infringe on any valid and enforceable patents that we do not own or have a license to, we cannot assure you that one or more of our other competitors or other persons will not assert that our products infringe their intellectual property, or that we will not in the future be deemed to infringe one or more patents owned by them or some other party. We could incur


                                    31 of 39
substantial costs and diversion of management resources defending any infringement claims. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to market one or more of our products. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products will be available on commercially reasonable terms, or at all.

     In February of 2003, an Italian court issued an order restraining our LaserSight Technologies subsidiary from marketing our AstraPro software at a trade show in Italy. This restraining order was issued in favor of LIGI Tecnologie Medicali S.p.a. (LIGI), a distributor of our products, and alleged that our AstraPro software product infringes certain European patents owned by LIGI. We retained Italian legal counsel to defend us in this litigation, and the Italian court revoked the restraining order and ruled that LIGI must pay our attorney's fees in connection with our defense of the restraining order. Our Italian legal counsel informed us that LIGI had filed a motion for a permanent injunction. We believe that our AstraPro software does not infringe the European Patents owned by LIGI. Since the Chapter 11 filing does not apply to foreign courts, this action is still pending.


     We are subject to certain risks associated with our international sales.

     Our international sales accounted for 96% and 83% of our total revenues during the six months ended June 30, 2003 and the year ended December 31, 2002, respectively. In the future, we expect that international sales, especially to China, will represent a higher percentage of our total sales. We are presently focusing our sales efforts on international sales in China.

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

     We currently purchase certain components used in the production, operation and maintenance of our laser systems from a limited number of suppliers, and certain key components are provided by a single vendor. We do not have long-term contracts with providers of some key laser system components, including TUI Lasertechnik und Laserintegration GmbH, which currently is a single source supplier for the laser heads used in our LaserScan LSX excimer laser system. Currently, SensoMotoric Instruments GmbH, Teltow, Germany, is a single source supplier for the eye tracker boards used in our excimer laser systems. If any of our key suppliers ceases providing us with products of acceptable quality and quantity at a competitive price and in a timely fashion, we would have to locate and contract with a substitute supplier and, in some cases, such substitute supplier would need to be qualified by the FDA. If substitute suppliers cannot


                                    32 of 39
be located and qualified in a timely manner or could not provide required products on commercially reasonable terms, our ability to manufacture, sell and generate revenues from our products would be impaired.


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


                                    33 of 39

         o        changes in pricing by us or our competitors;
         o timing of regulatory approvals and the introduction or delays in shipment of new products;
         o        the relative mix of our business; and
         o        increased competition.

     As a result of these fluctuations, we believe that period-to-period comparisons of our operating results cannot be relied upon as indicators of future performance. In some quarters our operating results may fall below the expectations of securities analysts and investors due to any of the factors described above or other uncertainties. As a result of the Chapter 11 petition, the Company cancelled all outstanding common and preferred stock, including options and warrants. New common stock of 9,997,195 shares was issued on June 30, 2004. The stock is presently trading on the "Pink Sheets" under the symbol LRST.


     We are no longer listed on NASDAQ Small Cap - now traded on the "Pink Sheets"; the market price of our common stock may continue to experience extreme fluctuations due to market conditions that are unrelated to our operating performance.

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

     Because of the lengthy period during which our common stock traded below $1.00 per share, it no longer met the listing requirements for the NASDAQ National Market and on August 15, 2002, NASDAQ approved our application to transfer our listing to the NASDAQ Small Cap Market via an exception from the minimum bid price requirement. While we failed to meet this requirement as of February 10, 2003, we were granted a temporary exception from this standard subject to meeting certain conditions. The exception required that on or before April 15, 2003, we were to file a definitive proxy statement with the Securities and Exchange Commission and NASDAQ evidencing our intent to seek shareholder approval for the implementation of a reverse stock split. Other requirements included that, on or before May 30, 2003, we demonstrate a closing bid price of at least $1.00 per share and, immediately thereafter, a closing bid of at least $1.00 per share for a minimum of ten consecutive trading days. NASDAQ could require a minimum closing bid price of at least $1.00 for more than 10 days. In addition, we must have been able to demonstrate compliance with the following maintenance requirements for continued listing on the NASDAQ Small Cap Market:

     o    stockholders' equity of $2.5 million;
     o    at least 500,000 shares of common stock publicly held;
     o    market value of publicly held shares of at least $1.0 million;
     o    shareholders (round lot holders) of at least 300, and
     o    at least two registered and active market makers.

     We asked for an extension to May 1, 2003 to file the definitive proxy. On April 25, 2003, we again asked for a further extension. But because we did not timely meet the requirements, our request for an extension was denied. As a result, NASDAQ's Listing Qualification Panel determined that our securities would be delisted from NASDAQ's Small Cap Market effective April 30, 2003. Our common stock was then listed in the OTC-Bulletin Board. The Company failed to file its second quarter SEC Form 10-Q due on August 14, 2003. The Company did file a Form 12b-25 on August 14, 2003 advising that the Company would not file the quarterly report timely.

     The Company traded on NASDAQ through April 29, 2003 as LASE and LASEC (March 5, 2003 - April 29, 2003). On April 30, 2003 it commenced trading on OTC


                                    34 of 39

Bulletin Board as LASE. The OTCBB symbol was changed on August 27, 2003 to LASEE due to the late filing status of the company. The Company commenced trading on the "Pink Sheets" on Sep 27, 2003 with the symbol LASEQ. (Q indicates bankruptcy) This is a conditional listing due to the bankruptcy filing by the company. As mentioned above, the existing common and preferred shares, including options and warrants, we cancelled pursuant to the Company's re-organization plan. New common shares of 9,997,195 were issued on June 30, 2004 and commenced trading via the "Pink Sheets" under the symbol LRST.

     The delisting of our common stock from the NASDAQ Small Cap Stock Market will result in decreased liquidity of our outstanding shares of common stock (and a resulting inability of our stockholders to sell our common stock or obtain accurate quotations as to their market value), and, consequently, will reduce the price at which our shares trade. The delisting of our common stock may also deter broker-dealers from making a market in or otherwise generating interest in our common stock and may adversely affect our ability to attract investors in our common stock. Furthermore, our ability to raise additional capital may be severely impaired. As a result of these factors, the value of our common stock may decline significantly, and our stockholders may lose some or all of their investment in our common stock.

     The significant number of shares eligible for future sale and dilutive stock issuances may adversely affect our stock price.

     Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. Substantially all of our 27,841,941 shares of common stock outstanding at June 30, 2003 were freely tradable without restriction or further registration under the Securities Act of 1933, except to the extent such shares are held by "affiliates" as that term is defined in Rule 144 under the Securities Act or subject only to the satisfaction of a prospectus delivery requirement.
An additional 9,280,647 shares of preferred stock, convertible into 18,561,294 shares of common stock, were issued in October 2002 upon the funding of the equity investment portion of the China Transaction. We had agreed to register the shares of common stock under the Securities Act of 1933, and, once registered, the shares would be available for sale.


     Other shares of common stock that we may issue in the future in connection with financings or pursuant to outstanding warrants or agreements would also adversely affect the market price of our common stock and cause significant dilution in our earnings per share and net book value per share. We could have been required to issue more than 5,800,000 additional shares of common stock upon the exercise of outstanding warrants and stock options. However, these instruments were cancelled in June 2004 as part of the confirmed bankruptcy plan.

     The former owners of our series C preferred stock had the right, subject to certain limitations, to participate in our below-market certain equity financing transactions that would have allowed them to maintain their ownership level in common stock at the same level as immediately prior to the closing of any such financing. See "Description of Capital Stock--Series C Preferred Stock." In connection with future equity financings we could have included anti-dilution provisions that have would required us to issue additional shares if we issued shares of common stock below specified price levels. If a future share issuance had triggered these adjustments, the beneficiaries of such provisions effectively would have received some protection from declines in the market price of our common stock, while our other stockholders incurred additional dilution of their ownership interest. As mentioned previously, as part of the Chapter 11 re-structuring, all of the above mentioned common and preferred shares, including options and warrants, were cancelled pursuant to the Company's re-organization. On June 30, 2004 the company issued 9,997,195 new common shares.

     The terms of the China Transaction will in all probability prevent or discourage an acquisition or change of control of LaserSight.

     In connection with the NIMD transaction, we issued shares of our series H preferred stock that, upon conversion into shares of our common stock, would result in the series H stockholders owning 40% of our outstanding common stock.


                                    35 of 39

In addition, the series H preferred stockholders had the right to elect that number of directors that will constitute up to 40% of the membership on our board of directors. Either or both of these factors could have discouraged or even prevented a party from acquiring us or making a bid that may result in a change of control. See also " Common Stock Risks." The China transaction includes a provision under which the purchaser of our preferred stock could acquire approximately 40% of our common stock. That ownership position alone diminished the possibility of a competing bid for a majority of the common stock, but the anti-takeover provision under Delaware law and in our certificate of incorporation, our by-laws and our stockholder rights plan will nonetheless require the board to exercise its fiduciary duty on any bid (whether by the purchaser in the China Transaction or another) taking into consideration all of the circumstances at that time" and "Description of Capital Stock--Series H Preferred Stock.". As a result of the Chapter 11 petition, and subsequent re-structuring, our NIMD will initially control 6,850,000 or 68.5% of the newly issued shares. Under certain circumstances their control could increase to approximately 75%.


     The NIMD transaction includes a provision under which the purchaser of our preferred stock could acquire approximately 40% of our common stock. That stockholding position alone diminished the possibility of a competing bid for a majority of the common stock, but the anti-takeover provision under Delaware law and in our certificate of incorporation, our by-laws and our stockholder rights plan would nonetheless require the board to exercise its fiduciary duty on any bid (whether by the purchaser in the China Transaction or another) taking into consideration all of the circumstances at that time.

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

     As a result of the Chapter 11 petition, and subsequent re-structuring, the China Group will initially control 6,850,000 or 68.5% of the newly issued 9,997,195 common shares. Under certain circumstances their control could increase to approximately 75%.


Risks Relating to Intangibles

     Amortization and charges relating to our significant intangible assets could adversely affect our stock price and reported net income or loss.

Of our total assets at June 30, 2003, approximately $0.5 million, or 6%, were intangible assets. Any reduction in net income or increase in net loss resulting from the amortization of intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

     In accordance with FASB Statement No. 144, we review intangible assets for impairment whenever events or changes in circumstances, including a history of


                                    36 of 39
operating or cash flow losses, indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized. Accordingly, the Company believes the Chapter 11 petition has caused and impairment of the carrying values of some of our intangibles. In that regard, during the second quarter of 2003, the Company recorded approximately $4.1 million of re-structuring losses attributable to impairment of intangibles.


Other Risks

         THE FOLLOWING RELATES TO RISKS ON BOTH A SHORT AND LONGER-TERM BASIS:

      The risks described above are not the only risks facing LaserSight. There may be additional risks and uncertainties not presently known to us or that we have deemed immaterial, which could also negatively impact our business operations. If any of the foregoing risks actually occur, it could have a material adverse effect on our business, financial condition and results of operations. In that event, the trading price of our common stock could further decline, and you may lose all or part of your investment.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We believe that our exposure to market risk for changes in interest and currency rates is not significant. Our investments are limited to highly liquid instruments generally with maturities of three months or less. All of our transactions with international customers and suppliers are denominated in U.S. dollars.




ITEM 4.  CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures..


         We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. While our Chief Executive Officer and Chief Financial Officer were unable to reach a conclusion regarding the effectiveness of our disclosure controls and procedures as of June 30, 2003, they have concluded that such controls and procedures are currently effective at the reasonable assurance level.




                                    37 of 39

                           PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          Certain legal proceedings against LaserSight are described in Item 3 (Legal Proceedings) of LaserSight's Form 10-K for the year ended December 31, 2002. These matters are updated in note 8 to the condensed consolidated financial statements above.

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          As discussed in Note 1 to the unaudited condensed consolidation financial statements, the Company and two of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As a result of this petition, the company canceled all common and preferred shares, including options and warrants. On June 30, 2004 the Company issued 9,997,195 new common shares pursuant to the plan approved by the Bankruptcy Court. .

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          As discussed in Note 1 to the unaudited condensed consolidation financial statements, the Company and two of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Company has been in continuous negotiations with GE during the term of the bankruptcy and the Company signed a new note with GE on August 29, 2004, effective June 30, 2004.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.




ITEM 5    OTHER INFORMATION

          Not applicable.

ITEM 6    EXHIBITS

          a) Exhibits

Exhibit
Number                           Description
------    ----------------------------------------------------------------------

11 Statement of Computation of Loss Per Share (Included in Financial Statements in Item 1 hereof)
31.1      Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2      Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32        Certifications of CEO and CFO Pursuant to Section 1350

                                    38 of 39

          b) Reports on Form 8-K

          On April 1, 2003, we filed a Current Report on Form 8-K describing our press release dated April 1, 2003 announcing our Fourth Quarter 2002 earning release.

          On April 8, 2002, we filed a Current Report on Form 8-K describing our April 8, 2003 Press Release announcing the resignation of Gregory Wilson as the Company's Chief Financial Officer.

          On April 29, 2003, we filed a Current Report on Form 8-K describing our press release dated April 29, 2003 announcing our de-listing from NASDAQ and the stock's listing on the OTCBB.

          On May 20, 2003, we filed a Current Report on Form 8-K describing our press release dated May 19, 2003 announcing our First Quarter 2003 earning release.

          On June 25, 2003, we filed a Current Report on Form 8-K describing our press release dated June 20, 2003 announcing the Company's receipt of a default notice from GE on its secured loan.




                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       LaserSight Incorporated

Dated: March 22, 2005                  By:/s/ Danghui ("David") Liu
                                          -------------------------
                                           Danghui ("David") Liu
                                           Chief Executive Officer and President

Dated: March 22, 2005                  By:/s/ Dorothy M. Cipolla
                                          -------------------------
                                           Dorothy M. Cipolla
                                           Chief Financial Officer