Form 10-Q
period 2003-09-30
LASERSIGHT INC /DE
filed 2005-03-23
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the quarterly period ended September 30, 2003.

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
Yes           No X
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

         The number of shares of the registrant's common stock outstanding as of September 30, 2003 is 27,841,941. As detailed herein, the Company filed Chapter 11 bankruptcy on September 5, 2003. As a result of the bankruptcy, the company canceled these shares and issued 9,997,195 new shares on June 30, 2004. As of November 30, 2004, there are 9,997,195 common shares outstanding.

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



                                      INDEX


                                                                                                    PAGE
PART I.    FINANCIAL INFORMATION

           Item 1.     Condensed Consolidated Financial Statements

                       Condensed  Consolidated  Balance  Sheets as of September  30, 2003 and
                       December 31, 2002                                                               3

                       Condensed  Consolidated  Statements of Operations  for the Three Month
                       Periods and Nine Month Periods Ended September 30, 2003 and 2002                4

                       Condensed  Consolidated  Statements  of Cash  Flows for the Nine Month
                       Periods and Ended September 30, 2003 and 2002                                   5

                       Notes to Condensed Consolidated Financial Statements                            6



           Item 2.     Management's  Discussion  and  Analysis  of  Financial  Condition  and
                       Results of Operations                                                          15

           Item 3.     Quantitative and Qualitative Disclosures about Market Risk
                                                                                                      36

           Item 4.     Controls and Procedures                                                        36

PART II.   OTHER INFORMATION

           Item 1.     Legal Proceedings                                                              36

           Item 2.     Unregistered Sales Of Equity Securities And Use Of Proceeds                    37

           Item 3.     Defaults Upon Senior Securities                                                37

           Item 4.     Submission of Matters to a Vote of Security Holders                            37

           Item 5.     Other Information                                                              37

           Item 6.     Exhibits                                                                       37


                         PART I - FINANCIAL INFORMATION
ITEM 1 -  FINANCIAL STATEMENTS


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                September 30,     December 31,
             ASSETS                                                                      2003             2002
                                                                                -------------    -------------
Current assets:                                                                   (Unaudited)
  Cash and cash equivalents .................................................   $     224,631    $   1,065,778
  Accounts receivable - trade, net ..........................................          23,445        3,811,065
  Notes receivable - current portion, net ...................................         206,246        1,763,106
  Inventories ...............................................................       4,067,406        8,928,099
  Deferred tax assets .......................................................               -           28,850
  Other current assets ......................................................         292,188          593,842
                                                                                -------------    -------------
                                          Total Current Assets ..............       4,813,916       16,190,740
Notes receivable, less current portion, net .................................               -        1,020,731
Property and equipment, net .................................................         137,584          444,049
Patents and acquired intangibles, net .......................................         491,714        4,828,725
Other assets, net ...........................................................         424,633          623,376
                                                                                -------------    -------------
                                                                                $   5,867,847    $  23,107,621
                                                                                =============    =============
        LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)

Current liabilities not subject to compromise(2003) :
  Note payable, net of unamortized discount of zero and $12,246 at
  September 30, 2003 and December 31, 2002, respectively ....................   $   1,849,423    $   2,077,754
  Accounts payable ..........................................................         178,902        2,755,358
  Accrued expenses ..........................................................         530,011        1,993,993
  Accrued license fees ......................................................          22,769        1,504,400
  Accrued warranty ..........................................................          76,000        1,667,656
  Accrued commissions .......................................................               -        1,594,634
  Deferred revenue ..........................................................       1,039,240        1,657,352
                                                                                -------------    -------------
                                          Total Current Liabilities .........       3,696,345       13,251,147
Liabilities subject to compromise (a) .......................................      15,616,134                -
Accrued expenses, less current portion ......................................               -          187,449
Deferred royalty revenue ....................................................       5,037,511        5,741,941
Deferred income taxes .......................................................               -           28,850
Commitments and contingencies
Stockholders' equity (deficit):
  Convertible preferred stock, par value $.001 per share; authorized 10,000,000 shares: Series H - 9,280,647 issued and outstanding at Setptember 30, 2003
  and December 31, 2002, respectively ........................................          9,281            9,281

  Common stock - par value $.001 per share; authorized 100,000,000 shares;
  27,987,141 shares issued at September 30, 2003 and December 31, 2002. ......         27,987           27,987


  Additional paid-in capital ................................................     103,801,064      103,796,812
  Stock subscription receivable .............................................               -          (32,336)
  Accumulated deficit .......................................................    (121,777,828)     (99,360,863)
  Less treasury stock, at cost;  145,200 common shares at September 30, 2003
  and December 31, 2002 .....................................................        (542,647)        (542,647)
                                                                                -------------    -------------
                                                                                  (18,482,143)       3,898,234
                                                                                -------------    -------------
                                                                                $   5,867,847    $  23,107,621
                                                                                =============    =============
(a) Liabilities subject to compromise consist of the following:
     Accounts Payable .......................................................       2,905,814
     Accrued expenses .......................................................       5,864,191
     Accrued warranty .......................................................       6,125,730
     Other liabilities ......................................................         720,399
                                                                                -------------
                                                                                   15,616,134
                                                                                =============


   See accompanying notes to the condensed consolidated financial statements.


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (Unaudited)                    (Unaudited)
                                                        Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                    ------------------------------ ------------------------------
                                                       2003             2002            2003            2002
                                                    ------------------------------ ------------------------------
Revenues, net:
    Products ...................................   $  1,615,725    $  2,526,171    $  5,297,522    $  5,752,087
    Royalties ..................................        234,810         224,096         704,430         867,009
                                                   ------------    ------------    ------------    ------------
                                                      1,850,535       2,750,267       6,001,952       6,619,096
Cost of revenues:
    Product cost ...............................        510,221       1,417,219       6,395,484       3,851,799
                                                   ------------    ------------    ------------    ------------
Gross profit (loss) ............................      1,340,314       1,333,048        (393,532)      2,767,297

Research and development and regulatory expenses         61,298         203,288         354,597       1,138,500

Other general and administrative expenses ......      2,154,653       2,489,047       8,036,266      10,622,854
Selling-related expenses .......................      3,342,737         764,668       4,546,805       2,226,855
Allowed warranty Claims.........................      4,640,319               -       4,640,319               -
Amortization of intangibles ....................          8,286         115,059         238,404         345,177
Impairment of patents .........................              -               -        4,098,607               -
                                                   ------------    ------------    ------------    ------------
                                                     10,145,995       3,368,774      21,560,401      13,194,886
                                                   ------------    ------------    ------------    ------------

Loss from operations ...........................     (8,866,979)     (2,239,014)    (22,308,530)    (11,566,089)
Other income and expenses:
Interest and other income ......................         10,422         69,077          48,393         215,018
Litigation settlement ..........................              -        (140,000)              -        (140,000)
Interest expense ...............................        (58,908)       (141,653)       (214,535)       (439,636)
                                                   ------------    ------------    ------------    ------------
Loss before income tax benefit .................     (8,915,465)     (2,451,590)    (22,474,672)    (11,930,707)
Income tax benefit .............................              -               -         (57,708)              -
                                                   ------------    ------------    ------------    ------------
Net Loss .......................................     (8,915,465)     (2,451,590)    (22,416,964)    (11,930,707)

Conversion discount on preferred stock .........       (487,861)              -      (1,447,559)              -
                                                   ------------    ------------    ------------    ------------
Loss attributable to common shareholders .......   $ (9,403,326)   $ (2,451,590)   $(23,864,523)   $(11,930,707)
                                                   ============    ============    ============    ============
Loss per common share
Basic and diluted: .............................          (0.34)          (0.09)          (0.86)          (0.44)
                                                   ============    ============    ============    ============
Weighted average number of shares outstanding
Basic and diluted: .............................     27,842,000      27,842,000      27,842,000      27,116,000
                                                   ============    ============    ============    ============



   See accompanying notes to the condensed consolidated financial statements.


                                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                   (Unaudited)
                                                                           2003              2002
                                                                      -------------      -------------
Cash flows from operating activities
Net loss ...........................................................   $(22,416,964)   $(11,930,707)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
Depreciation and amortization ......................................        571,011       1,281,147
Common stock issued for services ...................................              -          42,500
Provision for uncollectable accounts, net ..........................      3,028,604       1,263,947
Write off of Inventory .............................................      3,588,040               -
Impairment on patents...............................................      4,098,607               -
Stock options issued for services ..................................          4,251          12,377
Changes in assets and liabilities:
   Accounts and notes receivable ...................................      3,336,607       3,429,492
   Inventories .....................................................      1,272,653       2,197,423
   Accounts payable ................................................        329,358        (284,767)
   Accrued expenses ................................................      6,390,970        (214,652)
   Deferred revenue ................................................     (1,322,542)      1,730,348
   Other ...........................................................        500,396         639,599
                                                                       ------------    ------------

Net cash used in operating activities ..............................       (619,009)     (1,833,293)

Cash flows from investing activities
Purchases of property and equipment, net ...........................        (13,897)         (4,437)
                                                                       ------------    ------------

Net cash used in investing activities ..............................        (13,897)         (4,437)

Cash flows from financing activities
Payments on debt financing .........................................       (240,577)       (620,000)
 Proceeds from ESPP ................................................              -           1,140
Proceeds from stock subscription receivable ........................         32,336          98,402
                                                                       ------------    ------------

Net cash used in financing activities ..............................       (208,241)       (520,458)
                                                                       ------------    ------------

Decrease in cash and cash equivalents ..............................       (841,147)     (2,358,188)

Cash and cash equivalents, beginning of period .....................      1,065,778       2,762,062
                                                                       ------------    ------------

Cash and cash equivalents, end of period ...........................   $    224,631    $    403,874
                                                                       ============    ============


   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three and Nine Months Periods Ended September 30, 2003 and 2002


NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries ("LaserSight", or the "Company") as of September 30, 2003, and for the three and nine month periods ended September 30, 2003 and 2002 have been prepared in accordance with accounting principles generally accepted in the United States of America on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has suffered recurring losses from operations and has a significant accumulated deficit that had raised substantial doubt about its ability to continue as a going concern. The Company had an accumulated deficit of $122 million at September 30, 2003.

         On September 5, 2003 the Company and two of its subsidiaries ("the Debtors") filed a voluntary petition for relief in the United States Bankruptcy Court, Middle District of Florida, Orlando Division,("the Bankruptcy Court") under Chapter 11 of Title 11 of the U.S. Bankruptcy Code ("the Bankruptcy Code or Chapter 11"). The Debtors continued to operate their businesses as debtors-in-possession ("DIP") through the close of business June 9, 2004. The Company filed a plan of reorganization (the Plan) with the Bankruptcy Court on April 28, 2004, the Bankruptcy Court confirmed the Plan. On June 19 2004, under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Company continued business operations as Debtor-in-possession. Claims secured against the Company's assets "secured claims" also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The majority of secured claims are held by Heller Healthcare Finance, Inc ("Heller") and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively "GE"). $10,000 of professional fees for bankruptcy related legal services were paid in the three months ended September 30, 2003.

         Outlined below are some of the additional factors that led up to the Chapter 11 filing:

         As previously announced, in August 2002, the Company and New Industries Investment Consultants (HK),LTD. ("NIIC") and New Industries Investment Group ("NII") (collectively the "China Group") had entered into a strategic relationship, including the purchase of at least $10 million worth of products during a twelve-month period ending in August of 2003, distribution of the Company's products in mainland China, Hong Kong, Macao and Taiwan, and a $2.0 million equity investment in the Company by the China Group. The investment in the Company was in the form of the purchase of Convertible Preferred Stock, the Series H Stock that, subject to certain restrictions, was convertible into approximately 40% of the Company's Common Stock.

         At the beginning of 2003, the Company did not have cash available to construct machines under the strategic relationship and requested a modification of the arrangement that would include prepayment by the China Group. The China Group purchased through prepayment some additional product, but resisted further purchases by prepayment without certain cost reductions and changes in operations. Prior to the execution of the agreement, the China Group had purchased approximately $4.5 million worth of the Company's products. Thereafter the China Group prepaid for $2.2 million worth of product, for a total of $6.7 million of the original $10 million envisioned in the strategic relationship.

         As previously announced, the Company had been in continuous negotiations with New Industries Investment Consultants (HK), Ltd. ("NIMD" also a member of the "China Group") to secure immediate cash payments for purchase of Company products, to further define the terms of a long-term strategy for the Company in China, and to outline a framework for additional product purchases. The Company reached an agreement with the China Group on June 20, 2003. That agreement called for the China Group to proceed with further purchases in order to meet the $10,000,000 purchase requirement from the August 2002 agreement and purchase additional product above and beyond the original purchase requirement if the Company was making substantial progress with regard to its restructured business plan. While the Company sold products to the China Group during the second and third quarter of 2003, and they made advance payments on those purchases, sales levels were well below those contemplated in the original agreements.

         On June 20, 2003 the Company announced that it had been advised by GE that its loans were in default due to an adverse material change in the financial condition and business operations. The Company was negotiating with GE for a modification and restructuring of its defaulted loans, and these negotiations had progressed to the "term sheet" stage by early August of 2003.

         The Company also announced that Francis E. O'Donnell, Jr., M.D. and David Peroni had resigned from their positions as members of the Board of Directors and that Dr. O'Donnell had resigned as Chairman of the Board of Directors. Xianding Weng was elected Chairman of the Board. Mr. Weng had been a director of the Company since October 2002 and founded the China Group in Shenzhen, China in 1993, serving as its President and Chief Executive Officer.

         On August 22, 2003 the Company announced that Mr. Michael R. Farris would no longer serve as Chief Executive Officer and President nor as a Director. Danghui ("David") Liu, Ph. D., Vice President of Product Development and Technical Marketing, was named Interim CEO.

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

         The Company had entered into new discussions related to the payment terms of its License and Royalty Agreement covering its keratome products. The licensors issued a third notice of default to the Company on May 6, 2003 and served legal action against the Company on August 12, 2003 invoking an acceleration clause for the entire balance of approximately $3.3 million under the License Agreement. The Company continued its discussions, but the lack of resolution of these issues made things difficult for the Company to continue to operate without the protection a bankruptcy petition would provide.

         The Company had significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. As a result of the aforementioned, on September 5, 2004 the Company filed a voluntary petition for relief in the United States Bankruptcy Court, Middle District of Florida - Orlando Division under Chapter 11 of the U.S. Bankruptcy Code.

         Even with the Chapter 11 protection, the Company's ability to continue as a going concern is uncertain and dependent upon continuing to achieve improved operating results and cash flows or obtaining additional equity capital and/or debt financing. These condensed consolidated financial statements include substantial re-structuring charges recorded during the second quarter of 2003 necessary to reflect the diminution of asset carrying values due to Chapter 11 related re-structuring charges and the Company's re-focus of its products to core product lines.

         The condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight's annual report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. There are no other components of comprehensive loss other than the Company's consolidated net loss for the three and nine month periods ended September 30, 2003 and 2002. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the operating results for the full year.

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

NOTE 3   PER SHARE INFORMATION

         Basic loss per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied). Diluted loss per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase Common Stock, and convertible Preferred Stock and are included in the computation using the treasury stock method if they would have a dilutive effect. As a result of the September 5, 2003 Chapter 11 filing, all common and preferred shares outstanding at and prior to June 30, 2004, including options and warrants, were canceled as required by the approved bankruptcy plan, effective June 30, 2004, the Company issued 9,997,195 new common shares (see Note 1). The following table presents earnings per share figures as if the reorganization of the capital structure had taken place as of the beginning of the first period presented.

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                    --------------------- ---------------------
                                       2003        2002       2003       2002
                                       ----        ----       ----       ----
Net income (loss) per common
share basic and diluted  .........     ($0.94)    ($0.25)    ($2.39)    ($1.19)

Weighted average number of
common shares outstanding - basic
and diluted .....................   9,997,195  9,997,195  9,997,195  9,997,195



NOTE 4   INVENTORIES

         Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates cost determined on the first-in first-out basis. As a result of the company's business financial difficulties, the company increased its inventory reserves at June 30, 2003. The additional reserves which are classified as cost of revenues, approximated $3.6 million during the second quarter, which brought the total reserve to $7.1 million at September 30, 2003. The components of inventories, net of reserves, at September 30, 2003 and December 31, 2002 are summarized as follows:



                                            September 30,   December 31, 2002
                                            -------------   -----------------
                                                2003
                                                ----

         Raw materials                      $ 3,469,706             5,994,564
         Work-in-process                        597,700               245,195
         Finished goods                             -0-             2,057,672
         Test equipment - clinical trials           -0-               630,668
                                            -----------             ---------
                                              4,067,406             8,928,099
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

         The table below summarizes information about reported segments as of and for the three months ended September 30:



                                                                                        Depreciation
                                       Operating        Operating                           and            Capital
                                        Revenues      Profit (Loss)        Assets       Amortization    Expenditures
                                        --------      -------------        ------       ------------    ------------
     2003
     ----
     Operating  segments:
          Refractive products        $ 1,615,725        (8,325,360)       5,622,761          223,896               --
          Patent services                234,810           234,810               --               --               --
          General corporate                   --          (776,429)         245,086              141               --
                                     -----------        ----------       ----------          -------           ------
     Consolidated total              $ 1,850,335        (8,866,979)       5,867,847          224,037               --
                                     ===========        ==========       ==========          =======           ======

     2002
     ----
     Operating  segments:
          Refractive products        $ 2,526,171        (2,077,003)      24,374,832          321,577               --
          Patent services                224,096           224,096               --              --                --
          General corporate                               (386,107)         815,689              436               --
                                     -----------        ----------       ----------          -------           ------
     Consolidated total              $ 2,750,267        (2,239,014)      25,190,521          322,013               --
                                     ===========        ==========       ==========          =======           ======

     Amortization of deferred financing costs and discount on note payable of zero and $63,612 for the three months ended September 30, 2003 and 2002, respectively, is included as interest expense.


         The table below summarizes information about reported segments as of and for the nine months ended September 30:


                                                                                        Depreciation
                                       Operating        Operating                           and            Capital
                                        Revenues      Profit (Loss)        Assets       Amortization    Expenditures
                                        --------      -------------        ------       ------------    ------------
     2003
     ----
     Operating  segments:
          Refractive products        $ 5,297,522       (21,442,871)       5,622,761          570,588           13,897
          Patent services                704,430           704,430               --               --               --
          General corporate                   --        (1,570,089)         245,086              423               --
                                     -----------        ----------       ----------        ---------           ------
     Consolidated total              $ 6,001,952       (22,308,530)       5,867,847          571,011           13,897
                                     ===========        ==========       ==========        =========           ======

     2002
     ----
     Operating  segments:
          Refractive products        $ 5,752,087       (11,163,814)      24,374,832        1,087,646            4,437
          Patent services                867,009           867,009               --               --               --
          General corporate                   --        (1,269,284)         815,689            2,665               --
                                     -----------        ----------       ----------        ---------           ------
     Consolidated total              $ 6,619,096       (11,566,089)      25,190,521        1,090,311            4,437
                                     ===========        ==========       ==========        =========           ======

     Amortization of deferred financing costs and discount on note payable of $12,246 and $190,836 for the nine months ended September 30, 2003 and 2002, respectively, is included as interest expense.

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

         Shenzhen New Industries Medical Development Co., Ltd. ("NIMD") was founded and incorporated by the Medical Investment Department of the People's Republic of China in 1995 by its parent company, New Industries Investment Group ("NII"). It specializes in marketing and distribution of LASIK surgery devices and equipment, as well as in investment

         NIMD became the exclusive distributor in China for LaserSight in September 2002. NIMD purchased more than $7.5 million value of LaserSight's products and services after it was engaged in the exclusive distributorship with LaserSight and before LaserSight went into Chapter 11.

         New Industries Investment Consultants (H.K.) Ltd ("NIIC") specializes in hi-tech business investment and consulting services. It is registered in Hong Kong. It was incorporated in 1994 by its principal investor Mr. Xianding Weng (a major shareholder of NII, and NII's CEO). NIIC with NIMD, pioneers in the laser refractive surgery industry in China, introduced Schwind's excimer lasers into Mainland China in early 1990's.

         The China Group provided $2.0 million of debtor-in-possession financing from December 2003 through June 2004. On June 30, 2004, $1.0 million of the DIP financing was converted into 6,850,000 shares of common stock which resulted in the China Group owning 72% of the Company. Revenues from the China Group were $0.8 million and $3.6 million for the three and nine months ended September 30, 2003, respectively. The loss of the China Group as a customer would have a significant adverse affect on The Company.


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


                                                                         Three Months Ended
                                                                         ------------------
                                                                  Sept. 30, 2003    Sept. 30, 2002
                                                                  --------------    --------------
         Net loss, as reported                                    $  (8,915,465)       (2,451,590)
         Deduct: Total stock-based employee
             compensation expense determined under
             fair value based method for all awards,
             net of related tax effects                                 190,527           209,307
                                                                  -------------       -----------
         Pro forma net loss                                          (9,105,992)       (2,660,897)

         Conversion discount on preferred stock                        (487,861)               --
                                                                  -------------       -----------
         Pro forma loss attributable to common shareholders          (9,593,853)       (2,660,897)
                                                                  =============        ==========
         Basic and diluted loss per share:
             As reported                                               $ (0.34)            (0.09)
             Pro forma                                                   (0.34)            (0.10)



                                                                         Nine Months Ended
                                                                         -----------------
                                                                  Sept. 30, 2003    Sept. 30, 2002
                                                                  --------------    --------------


         Net loss, as reported                                    $ (22,416,964)      (11,930,707)
         Deduct: Total stock-based employee
             compensation expense determined under
             fair value based method for all awards,
             net of related tax effects                                 571,581           627,195
                                                                  -------------       -----------
         Pro forma net loss                                         (22,988,545)      (12,557,902)

         Conversion discount on preferred stock                      (1,447,559)               --
                                                                  -------------       -----------
         Pro forma loss attributable to common shareholders         (24,436,104)      (12,557,902)
                                                                  =============        ==========
         Basic and diluted loss per share:
             As reported                                               $ (0.86)            (0.44)
             Pro forma                                                   (0.88)            (0.46)


         As previously announced, as a result of the Chapter 11 filing the Company cancelled all of the common and preferred shares, options and warrant, outstanding at June 30, 2004 and issued 9,997,195 new shares on June 30, 2004. Included in the 9,997,195 new shares are 1,134,000 shares to be issued to the creditors of the Company after the resolution of a creditor's objection.


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

         We have significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations, and our recurring losses from operations and net capital deficiency raise substantial doubt about our ability to continue as a going concern. We have experienced significant losses and operating cash flow deficits, and we expect that operating cash flow deficits will continue without improvement in our operating results. In August 2002 and February 2004, we executed definitive agreements relating to our China Transaction (see "China Transaction").

CHINA TRANSACTION

         In July 2002, we signed a non-binding letter of intent with a company based in the People's Republic of China that specializes in advanced medical treatment services, medical device distribution and medical project investment. Definitive agreements relating to the China Group were executed on August 15, 2002, establishing a strategic relationship that included the commitment to purchase at least $10.0 million worth of our products during the 12-month period ending August 15, 2003, distribution of our products in mainland China, Hong Kong, Macao and Taiwan, and a $2.0 million investment in LaserSight. The investment was completed in October 2002 in the form of Series H convertible preferred stock that, subject to certain restrictions, could have been converted into shares of our common stock and result in the purchaser holding approximately 40% of our common stock. The products purchased were paid by irrevocable letters of credit, confirmed by a U.S. bank and payable upon presentation of shipping documents. The Company started shipping products under this agreement in August 2002. The Company reached an amended agreement with the China Group on June 20, 2003. That agreement called for the China Group to proceed with further purchases in order to meet the $10,000,000 purchase requirement from the August 2002 agreement and purchase additional product above and beyond the original purchase requirement if the Company was making substantial progress with regard to its restructured business plan. The China Group provided $2.0 million of debtor-in-possession financing. On June 30, 2004, $1.0 million of the DIP financing was converted into 6,850,000 shares of common stock and the China Group now owns 72% of the Company.



RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.


                                                                                                    Percent Increase (Decrease)
                                                     As a Percentage of Net Sales                        Over Prior Periods
                                                     ----------------------------                        ------------------

                                                Three Months              Nine Months         Three Months        Nine Months
                                                    Ended                   Ended                 Ended             Ended
                                                September 30,           September 30,         September 30,       September 30,
                                               2003       2002         2003      2002        2003 vs. 2002      2003 vs. 2002
                                               ----       ----         ----      ----        -------------      -------------
Statement of Operations Data:
Net Revenues:
   Refractive products                         87.3%      91.9%        88.3%     86.9%           -36.0%             -7.9%
   Patent services                             12.7%       8.1%        11.7%     13.1%             4.8%            -18.8%
                                              -----       ----        -----      ----            -----             -----
       Net Revenues                           100.0%     100.0%       100.0%    100.0%           -32.7%             -9.3%
Cost of Revenue                                27.6%      51.5%       106.6%     58.2%           -64.0%             66.0%
                                              -----       ----        -----      ----            -----             -----
Gross Profit (1)                               72.4%      48.5%        -6.6%     41.8%             0.5%           -114.2%
Research, development and
   regulatory expenses (2)                      3.3%       7.4%         5.9%     17.2%           -69.8%            -68.9%
Other general and administrative
   expenses                                   116.4%      90.5%       133.9%    160.5%           -13.4%            -24.3%
Selling-related expenses (3)                  180.6%      27.8%        75.8%     33.6%           337.1%            104.2%
Impairment charge                               0.0%       0.0%        68.3%      0.0%             0.0%             61.9%
Allowed warranty claims                       250.8%       0.0%        77.3%      0.0%             0.0%              0.0%
Amortization of intangibles                     0.4%       4.2%         4.0%      5.2%           -92.8%            -30.9%
                                              -----       ----        -----      ----            -----             -----
Loss from continuing operations.             -479.2%     -81.4%      -371.7%    -174.7%          296.0%             92.9%





(1) As a percentage of net revenues, the gross loss for refractive products only for the three months ended September 30, 2003 and 2002, and the nine months ended September 30, 2003 and 2002, were 68%, 44%, (21%) and 33%, respectively.

(2) As a percentage of refractive product net sales, research, development and regulatory expenses for the three months ended September 30, 2003 and 2002, and the nine months ended September 30, 2003 and 2002, were 4%, 8%, 7% and 20%, respectively.

(3) As a percentage of refractive product net sales, selling-related expenses for the three months ended September 30, 2003 and 2002, and the nine months ended September 30, 2003 and 2002, were 207%, 30%, 86% and 39%, respectively.



THREE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

         REVENUES. Net revenues for the three months ended September 30, 2003 decreased by $0.9 million, or 33%, to $1.9 million from $2.8 million for the comparable period in 2002.

         During the three months ended September 30, 2003, refractive products revenues decreased $0.9 million, or 36%, to $1.6 million from $2.5 million for the comparable period in 2002. During the three months ended September 30, 2003, there were no excimer laser system sales as compared to $1.8 million in revenues over the same period in 2002. During the three months ended September 30, 2003, no laser systems were sold compared to eight laser systems for the comparable period in 2002. During the three months ended September 30, 2003, parts revenues accounted For approximately $1.4 million compared to $0.5 million for the comparable period in 2002.


         Net revenues from patent services for the three months ended September 30, 2003 remained consistent at $0.2 million.

         Geographically, China has become our most significant market with $1.4 million in revenue during the three months ended September 30, 2003, most of which resulted from the China Group.

          COST OF REVENUES; GROSS PROFIT. For the three months ended September 30, 2003 and 2002, gross profit margins were approximately 72% and 48%, respectively. The gross margin increase during the three months ended September 30, 2003 was primarily attributable to increased parts sales at higher margins.

         RESEARCH, DEVELOPMENT AND REGULATORY EXPENSES. Research, development and regulatory expenses for the three months ended September 30, 2003 decreased approximately $142,000, or 70%, to $61,000 from $203,000 for the comparable period in 2002. While decreasing our expenses including salaries, consulting fees and materials, we still continued to develop our AstraMax diagnostic workstation and excimer laser systems.

         OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses for the three months ended September 30, 2003 decreased $0.3 million, or 13%, to $2.2 million from $2.5 million for the comparable period in 2002. This decrease was primarily due to a decrease in expenses incurred at our refractive products subsidiary of approximately $0.1 million related to cost reductions to the sales and marketing, customer support, administration, a $0.1 million reduction in depreciation expense and a reduction of $0.2 million in reduced bad debt expense.

         SELLING-RELATED EXPENSES AND ALLOWED WARRANTY CLAIMS. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the three months ended September 30, 2003 increased $2.6 million, or 337%, to a $3.3 million in 2003 from $0.8 million in 2002. This increase was primarily due to a $3.1 million expense for future keratome license fees due immediately because of a default on our agreement, offset by lower commissions and shipping expenses. A $4.6 million expense for warranty claims allowed in bankruptcy was taken in the three months ended September 30,2003.


         AMORTIZATION OF INTANGIBLES. During the three months ended September 30, 2003, costs relating to the amortization of intangible assets decreased $107,000, or 93% to $8,000 in 2003 from $115,000 for the comparable period in 2002. The reduction in amortization expense is attributable to the impairment charge recorded by the Company of approximately $4.1 million related to Keratome, acquired technology and diagnostic patents during the second quarter of 2003. Management decided to write-off the assets due to a lack of a potential market for its acquired technology.

         LOSS FROM OPERATIONS. The operating loss for the three months ended September 30, 2003 was $8.9 million compared to the operating loss of $2.2 million for the same period in 2002. This increase in the loss from operations was primarily due to the recording of allowing warranty claims in bankruptcy and reduced sales of laser systems offset by overhead cost reductions.

..
         OTHER INCOME AND EXPENSES. Interest and other income for the three months ended September 30, 2003 was $10,000, a decrease of $59,000 over the comparable period in 2002. Interest and other income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. During the three months ended September 30, 2003, interest expense decreased by $0.1 million , or 58%, from $142,000 (included litigation settlement) to $59,000 as a result of loan discounts and fees being fully amortized. Other expenses for the three months ended September 30, 2002 include $140,000 related to the settlement of litigation with a former shareholder of The Farris Group (TFG).

         INCOME TAXES. During the three months ended September 30, 2003 and 2002, the Company had no income tax expense.

         NET LOSS. Net loss for the three months ended September 30, 2003, was $8.9 million compared to a net loss of $2.5 million for the comparable period in 2002. The increase in net loss for the three months ended September 30, 2003 can be attributed to a $3.4 million expense for future karatome license fees due immediately because of a default on our license agreement and a $4.6 million expense for warranty claims allowed in bankruptcy

         LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. For the three months ended September 30, 2003, the Company's loss attributable to common shareholders was impacted by the accretion of the value of the conversion discount on the Series H Preferred Stock.

         LOSS PER SHARE. The loss per basic and diluted share was $0.34 for the three months ended September 30, 2003 and $0.09 for the comparable period in 2002. Since September 30, 2002, the weighted average shares of common stock outstanding increased primarily due to the conversion of preferred stock during May 2002. However, as previously announced the Company canceled all of the common and preferred stock outstanding, including options and warrants, at June 30, 2004. On June 30, 2004 the Company issued 9,997,195 new common shares.

NINE MONTHS ENDED SEPTEMBER 30, 2003, COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

         REVENUES. Net revenues for the nine months ended September 30, 2003 decreased by $0.6 million, or 9%, to $6.0 million from $6.6 million for the comparable period in 2002.

         During the nine months ended September 30, 2003, refractive products revenues decreased $.5 million, or 8%, to $5.3 million from $5.8 million for the comparable period in 2002. This revenue decrease was primarily the result of lower excimer laser unit sales. During the nine months ended September 30, 2003, excimer laser system sales accounted for approximately $2.3 million in revenues compared to $3.7 million in revenues over the same period in 2002. During the nine months ended September 30, 2003, 11 laser systems were sold compared to 18 laser systems sold during the comparable period in 2002. During the nine months ended September 30 2003, parts revenue accounted for approximately $2.4 million compared to $1.5 million over the same period in 2002.


         Net revenues from patent services for the nine months ended September 30, 2003 decreased approximately $0.2 million, or 19%, to $0.7 million from $0.9 million for the comparable period in 2002, due to the inclusion of a one-time payment in royalty revenue during June 2002.

         Geographically, China has become our most significant market with $3.9 million in revenue during the nine months ended September 30, 2003, all of which resulted from the China Transaction. We expect China to continue as our most significant market.

         COST OF REVENUES; GROSS PROFIT. For the nine months ended September 30, 2003 and 2002, gross profit margins were (7)% and 42%, respectively. The gross margin decrease during the nine months ended September 30, 2003 was primarily attributable to a $3.6 million inventory obsolescence reserve and lower sales of lasers and the return of a laser previously sold. The Company's reorganization plan, as confirmed by the bankruptcy court, called for a refocus of the Company's products lines and the reduction of keratome and other obsolete inventory.

         RESEARCH, DEVELOPMENT AND REGULATORY EXPENSES. Research, development and regulatory expenses for the nine months ended September 30, 2003 decreased approximately $0.8 million, or 69%, to $0.4 million from $1.1 million for the comparable period in 2002. While decreasing our expenses, we continued to develop our AstraMax diagnostic workstation and excimer laser systems.

         OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses for the nine months ended September 30, 2003 decreased $2.6 million, or 24%, to $8.0 million from $10.6 million for the comparable period in 2002. This decrease was primarily due to a decrease in expenses incurred at our refractive products subsidiary of approximately $1.6 million related to cost reductions to the sales and marketing, customer support, administration, a $0.4 million reduction in depreciation expense and a reduction of $0.9 million in bad debt expense.

         SELLING-RELATED EXPENSES AND ALLOWED WARRANTY CLAIMS. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the nine months ended September 30, 2003 increased $2.3 million, or 104%, to $4.5 million from $2.2 million during the comparable period in 2002. This increase was primarily due to a $3.3 million expense for future keratome license fees due immediately because of a default on our agreement. This increase was offset by $0.4 million decrease in costs of sales commissions, warranty reserves and expenses related to shipping our finished products. A $4.6 million expense for warranty claims allowed in bankruptcy was recorded in the nine months ended September 30, 2003.

         AMORTIZATION OF INTANGIBLES. During the nine months ended September 30, 2003, costs relating to the amortization of intangible assets decreased $0.1 million, or 31% to $0.2 million in 2003 from $0.3 million for the comparable period in 2002. The reduction in amortization expense is attributable to the impairment charge recorded by the Company of approximately $4.1 million related to Keratome, acquired technology and diagnostic patents during the second quarter of 2003. Management decided to write-off the assets due to a lack of a potential market for its acquired technology.

         IMPAITMENT OF PATENTS. Impairment of patents for the nine months ended September 30, 2003 were $4.1 million. The Company recorded an impairment loss of approximately $4.1 million related to Keratome, acquired technology and diagnostic patents. Management decided to write-off the assets due to a lack of a potential market for its acquired technology

         LOSS FROM OPERATIONS. The operating loss for the nine months ended September 30, 2003 was $22.3 million compared to the operating loss of $11.6 million for the same period in 2002. This increase in the loss from operations was primarily due to inventory write off and the impairment of patents offset by reductions in operating expenses and lower related margins of our excimer laser systems, AstraMax diagnostic workstations and AstraPro diagnostic software.

         OTHER INCOME AND EXPENSES. Interest and other income for the nine months ended September 30, 2003 was $48,000, a decrease of $166,000 from the comparable period in 2002. Interest and other income were earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. During the nine months ended September 30, 2003, interest expense decreased by $0.2 million , or 51%, from $0.4 million to $0.2 million as a result of fully amortized financing and fees on our term loan. Other expenses for the nine months ended September 30, 2002 include $140,000 related to the settlement of litigation with a former shareholder of TFG.

         INCOME TAXES. For the nine months ended September 30, 2003, income tax benefit amounted to approximately $58,000, which was related to a refund the Company received from a settlement with the IRS on its 1995 return. During the nine months ended September 30, 2002, we had no income tax expense.

        NET LOSS. Net loss for the nine months ended September 30, 2003, was $22.4 million compared to a net loss of $11.9 million for the comparable period in 2002. The increase in net loss for the nine months ended September 30, 2003 can be attributed to our Chapter 11 petition related re-structuring charges.

         LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. For the nine months ended September 30, 2003, the Company's loss attributable to common shareholders was impacted by the accretion of the value of the conversion discount on the Series H Preferred Stock.

         LOSS PER SHARE. The loss per basic and diluted share was $0.86 for the nine months ended September 30, 2003 and $0.44 for the comparable period in 2002. As a result of the September 5, 2003 chapter 11 petition, the Company cancelled all of its outstanding common and preferred shares, including options and warrants. On June 30, 2004 the Company issued 9,997,195 new common shares.


LIQUIDITY AND CAPITAL RESOURCES

On September 5, 2003 the company filed for Chapter 11 bankruptcy protection and reorganization. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief were stayed while the Company continued business operations as debtor-in-possession. The Company operated in this manner from September 5, 2003 through June 10, 2004 when a final bankruptcy order was obtained. As a result of the bankruptcy re-structuring, the Company will record credits for debt forgiveness of approximately $15.6 million during the three months ended June 30, 2004. Additionally, the Company recognized charges of approximately $7.7 million for inventory reserves and patent impairments during the three months ended June 30, 2003. The company also cancelled all of its outstanding common and preferred stock including warrants and options, and issued 9,997,195 new common shares on June 30, 2004. The company will emerge from bankruptcy with approximately $0.6 million in unsecured liabilities, approximately $2.1 million in secured debt to GE, approximately $7.4 million in deferred revenue. Additionally the China Group converted $1.0 million of its $2.0 million DIP loan for 68.5%, or 6,850,000 common shares in the re-organized Company. The China Group can convert, at their option, the remaining DIP financing for an additional 2,500,000 common shares.

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

         Our expectations regarding future working capital requirements and our ability to continue operations are based on various factors and assumptions that are subject to substantial uncertainty and risks beyond our control and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in LaserSight incurring unforeseen expenses, being unable to generate additional sales, to collect new and outstanding accounts receivable, to control expected expenses and overhead, or to negotiate payment terms with creditors, and we would likely be unable to continue operations. .

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

         On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with GE. We borrowed $3.0 million under the term loan at an annual rate equal to two and one-half percent (2.5%) above the prime rate. Interest is payable monthly and the loan must be repaid on March 12, 2003. As of September 30, 2003, the outstanding principal on our term loan is approximately $1.8 million. Under our credit facility, we had the option to borrow amounts at an annual rate equal to one and one-quarter percent (1.25%) above the prime rate for short-term working capital needs or such other purposes as approved by GE. Borrowings were limited to 85% of eligible accounts receivable related to U.S. sales. Eligible accounts receivable were to be primarily based on future U.S. sales, which did not increase as a result of our decision to not actively market our laser in the U.S. until we receive additional FDA approvals. See "Industry and Competitive Risks--We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we received additional FDA approvals."

         Borrowings under the GE loans were secured by substantially all of the Company's assets. The term loan and credit facility require us to meet certain covenants, including the maintenance of a minimum net worth. The terms of the loans originally extended to March 12, 2003. In addition to the costs and fees associated with the transaction, we issued to GE a warrant to purchase 243,750 shares of common stock at an exercise price of $3.15 per share. The warrant was to expire on March 12, 2004. On August 15, 2002, GE provided a waiver of our prior defaults under our loan agreement pending the funding of the equity portion of the NIMD transaction. Upon receipt of the equity investment in October 2002, revised covenants became effective that decreased the required minimum level of net worth to $2.1 million, decreased minimum tangible net worth to negative $2.8 million and decreased required minimum quarterly revenues during the last two quarters of 2002 and the first quarter of 2003. In exchange for the waiver and revised covenants, the Company paid $150,000 in principal to GE upon the receipt of the equity investment in October 2002 and agreed to increase other monthly principal payments to $60,000 in October 2002 and to $40,000 during each of November and December 2002 and January 2003, with the remaining principal due on March 12, 2003.

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

         In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits Restructuring." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. We adopted Statement No. 146 on January 1, 2003. The adoption of Statement No. 146 did not have a material effect on our consolidated financial statements. However, as a result of the Chapter 11 petition, the company will experience substantial re-organization expense and upon completion of the Chapter 11 petition will experience substantial income from the gain on debt discharge.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-base employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. While we have not elected to adopt fair value accounting for its stock-based compensation, we have complied with the new disclosure requirements under Statement No. 148. As adopted, this statement does not have a material impact on our consolidated financial statements. As stated above, the Company canceled all of the outstanding common and preferred stock, including options and warrants, outstanding as of September 30, 2003. As part of the re-organization, the Company issued 9,997,195 new common shares on June 30, 2004.

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

RISK FACTORS AND UNCERTAINTIES

         The business, results of operations and financial condition of LaserSight and the market price of our common stock may be adversely affected by a variety of factors, including the ones noted below:

FINANCIAL AND LIQUIDITY RISKS

         WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND OPERATING CASH FLOW DEFICITS AND WE HAVE LIMITED VISIBILITY AS IF FUTURE CASH FLOW DEFICITS WILL CONTINUE.

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

         We experienced significant net losses and deficits in cash flow from operations for the years ended December 31, 2002, 2001 and for the nine months ended September 30, 2003, as set forth in the following table. We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future.

                                                                                 Nine months Ended
                                          Year Ended December 31,                   September 30,
                                          2001                 2002                     2003
                                          ----                 ----                     ----
Net loss                              $26.2 million        $13.6 million             $22.5 million

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

         With respect to management's expectations regarding LaserSight's ability to continue operations for the expected period and the risks and uncertainties relating to those expectations, readers are encouraged to review the discussions under the captions "--If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses, and we may experience difficulty collecting restructured receivables with extended payment terms," "--Industry and Competitive Risks--" "--Additional Company and Business Risks--Required per procedure fees payable to VISX under our license agreement may exceed per procedure fees collected by us," and "--Our supply of certain critical components and systems may be interrupted because of our reliance on a limited number of suppliers." These risks and uncertainties can affect LaserSight's ability to continue operations for the expected period in the absence of obtaining additional capital resources. .

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

         Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $8.4 million at September 30, 2003, will be sufficient to cover the amount of our actual write-offs over time. At September 30, 2003, our net trade accounts and notes receivable totaled approximately $8.6 million. Actual write-offs that exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customers' ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers. As a result of the Chapter 11 filing on September 5, 2003, the Company lost the ability to vigorously collect on these accounts receivable and accordingly further increased the reserves for estimated losses as part of the re-structuring costs recorded in the second quarter. The portion of the re-structuring costs attributable to our reserves for estimated losses was approximately $3.6 million. Additionally, as a result of the Chapter 11 petition and resultant re-structuring, a significant portion of the approximately $1.6 million of accrued commissions was eliminated. The Company hired a collection agency in 2004 with no success.

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

         In light of our lack of successful commercially introducing or achieving broad market acceptance of our UltraShaper durable keratome or our other keratome products, the Company elected to discontinue this product line in September of 2003 as part of the re-focus of the business to core products. Prior Sales of the keratome products were not significant. As a result the Company has record substantial additions to its inventory reserves as part of its re-structuring costs. As of June 30, 2003 the Company added an additional amount of approximately $3.7 million to such inventory reserves. See also "--Additional Company and Business Risks--Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products."


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

         REQUIRED PER PROCEDURE FEES PAYABLE TO VISX UNDER OUR LICENSE AGREEMENT MAY EXCEED PER PROCEDURE FEES COLLECTED BY US.

         In addition to the risk that our refractive lasers will not be accepted in the marketplace, we are required to pay VISX a royalty for each procedure performed in the U.S. using our refractive lasers. The required per procedure fees we are required to pay to VISX may exceed the per procedure fees we are able to charge and/or collect from refractive surgeons. If the per procedure fees we are required to pay to VISX exceed the per procedure fees we are able to charge and/or collect from refractive surgeons, we would have to pay the VISX per procedure fees out of our limited available cash reserves. During the year 2002 and through September 30,2003, the per procedure fees we are required to pay VISX did not exceed per procedure fees collected by us.


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

     WE ARE SUBJECT TO CERTAIN RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES.

         Our international sales accounted for 97% and 83% of our total revenues during the nine months ended September 30, 2003 and the year ended December 31, 2002, respectively. In the future, we expect that international sales, especially to China, will represent a higher percentage of our total sales. We are presently focusing our sales efforts on international sales in China.

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

         The Company traded on NASDAQ through April 29, 2003 as LASE and LASEC (March 5, 2003 - April 29, 2003). On April 30, 2003 it commenced trading on OTC Bulletin Board as LASE. The OTCBB symbol was changed on August 27, 2003 to LASEE due to the late filing status of the company. The Company commenced trading on the "Pink Sheets" on Sep 27, 2003 with the symbol LASEQ. (Q indicates bankruptcy) This is a conditional listing due to the bankruptcy filing by the company. As mentioned above, the existing common and preferred shares, including options and warrants, we cancelled pursuant to the Company's re-organization plan. New common shares of 9,997,195 were issued on June 30, 2004 and commenced trading via the "Pink Sheets" under the symbol LRST.

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


RISKS RELATING TO INTANGIBLES

         AMORTIZATION AND CHARGES RELATING TO OUR SIGNIFICANT INTANGIBLE ASSETS COULD ADVERSELY AFFECT OUR STOCK PRICE AND REPORTED NET INCOME OR LOSS.

Of our total assets at September 30, 2003, approximately $0.5 million, or 8%, were intangible assets. Any reduction in net income or increase in net loss resulting from the amortization of intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

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

ITEM 4.  CONTROLS AND PROCEDURES

                  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures

                  We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. While our Chief Executive Officer and Chief Financial Officer were unable to reach a conclusion regarding the effectiveness of our disclosure controls and procedures as of September 30, 2003, they have concluded that such controls and procedures are currently effective at the reasonable assurance level.

                   PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDING

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

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          As discussed in Note 1 to the unaudited condensed consolidation financial statements, the Company and two of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Company has been in continuous negotiations with GE during the term of the bankruptcy and the Company signed a new note with GE on August 29, 2004 effective June 30, 2004.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 5    OTHER INFORMATION

          Not applicable.

ITEM 6    EXHIBITS

          a) Exhibits

Exhibit
Number                                      Description
------    ----------------------------------------------------------------------

11 Statement of Computation of Loss Per Share (Included in Financial Statements in Item 1 hereof)
31.1      Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2      Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32        Certifications of CEO and CFO Pursuant to Section 1350
99        Additional Exhibit

          b) Reports on Form 8-K

          On July 8, 2003, we filed a Current Report on Form 8-K describing our June 24, 2003 Press Release announcing that Francis E. O'Donnell, Jr., M.D. and David Peroni had resigned from their positions as members of the Board of Directors and that Dr. O'Donnell had resigned as Chairman of the Company's Board of Directors. Xianding Weng had been elected Chairman of the Board. The Company also announced that Shenzhen New Industries would proceed with further purchase orders and will make efforts to provide necessary advance payments according to a schedule to be agreed upon between the parties. If LaserSight's operations proceeded substantially in accordance with its restructured business plan, Shenzhen New Industries had indicated that it intended to purchase additional LaserSight products above and beyond the $10 million in product purchases previously agreed to.

          On August 22, 2003, we filed a Current Report on Form 8-K describing our press release dated August 22, 2003 announcing that Michael R. Farris, would no longer serve as the Company's Chief Executive Officer and President and as a Director. Danghui ("David") Liu, Ph. D., Vice President of Product Development and Technical Marketing, was named Interim CEO.

          On September 4, 2003, we filed a Current Report on Form 8-K describing our press release dated September 4, 2003 announcing that it has failed to timely file its second quarter SEC Form 10-Q due on August 14, 2003. As a late filer, the Company had a fifth character "E" added to its security trading symbol to denote securities delinquent in their required filings. Securities so denoted will be removed from the OTC Bulletin Board after the applicable 30-day grace period.

          On September 5, 2003, we filed a Current Report on Form 8-K describing our press release dated September 5, 2003 announcing that due to the Company's continued cash flow issues it was forced to file for Chapter 11 bankruptcy protection in the United States Bankruptcy Court, Middle District of Florida, Orlando Division, LaserSight Incorporated, Case No. 03-10371-681.

          On September 12, 2003, we filed a Current Report on Form 8-K describing our press release dated September 12, 2003 announced that Mr. Richard R. Confessore would no longer serve as the Company's Chief Financial Officer and Corporate Secretary.




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