Form 10-K
period 2003-12-31
LASERSIGHT INC /DE
filed 2005-03-23
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No__X__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on June 30, 2004 was approximately $279,871. Shares of common stock held by each officer and director and by each person who has voting power of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Number of shares of common stock  outstanding  as of December 31, 2003:
27,841,941. Due to cancellation of old common stock, per the confirmed bankruptcy re-organization plan, as of June 30, 2004 there are 9,997,195 shares of common stock outstanding.



                                               LASERSIGHT INCORPORATED
                                                 TABLE OF CONTENTS

                                                       PART I

Item 1.  Business.....................................................................................  3

Item 2.  Properties................................................................................... 25

Item 3.  Legal Proceedings............................................................................ 25

Item 4.  Submission of Matters to a Vote of Security Holders.......................................... 27

                                                       PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters........................... 28

Item 6.  Selected Consolidated Financial Data......................................................... 30

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations........ 31

Item 7A. Quantitative and Qualitative Disclosures about Market Risk................................... 60

Item 8.  Financial Statements and Supplemental Data................................................... 60

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......... 60

Item 9A. Controls and Procedures...................................................................... 61


                                                      PART III

Item 10.  Directors and Executive Officers............................................................ 61

Item 11.  Executive Compensation...................................................................... 62

Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................. 66

Item 13.  Certain Relations and Related Transactions.................................................. 67

Item 14.  Principal Accounting Fees and Services...................................................... 68

                                                       PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................ 69



         The information in this Annual Report on Form 10-K contains forward looking-statements, as indicated by words such as "anticipates," "expects," "believes," "estimates," "intends," "projects," and "likely," by statements of the Company's plans, intentions and objectives, or by any statements as to future economic performance. Forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those described in such forward-looking statements. See "Risk Factors and Uncertainties--Financial and Liquidity Risks--We have experienced significant losses and operating cash flow deficits.." We can not be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 7 under the caption "Risk Factors and Uncertainties" as well as those discussed elsewhere in this Report. All references to "LaserSight(R)" "we," "our" and "us" in this Report refer to LaserSight Incorporated and its subsidiaries unless the context otherwise requires.


                                     PART I

ITEM 1.  BUSINESS
PRESENT SITUATION - CHINA TRANSACTION AND LIQUIDITY ISSUES

         On September 5, 2003 LaserSight and two of its subsidiaries filed for Chapter 11 bankruptcy protection and reorganization in the United States Bankruptcy Court, Middle District of Florida, Orlando Division. The cases filed were LaserSight Incorporated, ("LSI") Case No. 6-03-bk-10371-ABB; LaserSight Technologies, Inc., ("LST") Case No. 6-03-bk-10370-ABB; and LaserSight Patents, Inc., Case No. 6-03-bk-10369-ABB. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continued business operations as Debtor-in-possession. These claims are reflected in the December 31, 2003 balance sheet as "liabilities subject to compromise." Claims secured against the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The majority of secured claims are held by Heller Healthcare Finance, Inc ("Heller") and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively "GE"). $110,000 of bankruptcy related professional fees for legal services were paid for in 2003.

         The company operated as a debtor-in-possession from September 5, 2003 through June 10, 2004 when a final bankruptcy order was obtained. As a result of the bankruptcy re-structuring, the company expects to record credits for debt forgiveness of approximately $15.6 during the three months ended June 30, 2004. The credits are for accounts payable, accrued expenses, accrued warranty, and deposits. On April 28, 2004, the Plan was confirmed by the Bankruptcy Court. The effective date of the Plan was June 30, 2004.

         On June 30, 2004, the Company cancelled all outstanding stock, options and warrants and issued 9,997,195 new shares of common stock. The shares were distributed as follows:

     Creditors of LSI                       1,116,000
     Creditors of LST                       1,134,000 (1)
     Old Preferred Stockholders               360,000
     Old common stockholders                  539,997 (2)
     Cancel treasury stock                     (2,802)
     Conversion of $1 million DIP
     Financing                              6,850,000
                                             ---------
                                            9,997,195

(1) These shares were issued upon the resolution of a creditor objection to claim in January 2005.

(2) The old common stock was converted at a 51.828 to 1 ratio.

         On August 30, 2004, the Company signed a three year amended note with GE for $2,149,249. The note was effective June 30, 2004 and bears 9% interest. In the amendment, GE provided a waiver of the Company's failure to comply with all covenants. In exchange for the amendment and waiver, the Company will pay a $50,000 commitment fee, a $100,000 termination fee, attorney fees of $126,078 and an audit fee of $8,151. All fees were added to the principal balance. Revised covenants became effective that adjusted the minimum level of net worth to $750,000, minimum tangible net worth to $1.0 million and minimum quarterly net revenue to $1.0 million. GE was issued warrants to purchase 100,000 common shares, at $0.25 per share, or $0.40 per share if the remaining $1 million of DIP financing is converted.

         The New Industries Investment Consultants (HK), Ltd. ("NIIC" or the "China Group") provided $2 million of DIP financing, of which $750,000 was funded at December 31, 2003. On June 30, 2004, $1 million of the total was converted to 6,850,000 common shares. The remaining $1 million note bears interest of 9%, with interest only payments due monthly. It is a three year balloon note. The China Group has the option to convert the note to an additional 2,500,000 common shares. This note is subject to any GE liens on Company assets.

In June of 2004, as of the effective date of the re-organization plan, the following liabilities were relieved:

     Accounts Payable                        2,905,814
     Accrued TLC license fee                   825,500
     Accrued salaried/severance                235,367
     Accrued warranty                        6,125,730
     Accrued Ruiz license fees               3,471,613
     Deposits/service contracts                720,399
     Other accrued expenses                  1,331,711
                                            ----------
                                            15,616,134

In June 2004, $8.4 million of accounts and notes receivable were written off against the allowance for doubtful accounts.



         The Company has incurred significant losses and negative cash flows from operations in each of the years in the three-year period ended December 31, 2003 and has an accumulated deficit of approximately $123 million at December 31, 2003. The substantial portion of these losses is attributable to an inability to sell certain products in the U.S. due to delays in Food and Drug Administration (FDA) approvals for the treatment of various procedures on the Company's excimer laser system in the U.S. and the continued development efforts to expand clinical approvals of the Company's excimer laser and other products.

         Outlined below are some of the additional factors that led up to the Chapter 11 filing.

         As previously announced, the Company had been in continuous negotiations with New Industries Investment Consultants (HK), Ltd. ("NIIC")or the "China Group" to secure immediate cash payments for purchase of Company products, to further define the terms of a long-term strategy for the Company in China, and to outline a framework for additional product purchases. The Company reached an agreement with NIIC on June 20, 2003. That agreement called for NIIC to proceed with further purchases in order to meet the $10,000,000 purchase requirement from the August 2002 agreement and purchase additional product above and beyond the original purchase requirement if the Company was making substantial progress with regard to it's restructured business plan. While the Company sold products to NIIC during the second and third quarters of 2003, and NIIC made advance payments on those purchases, sales levels were well below those contemplated in the original agreements.

         On June 20, 2003 the Company announced that it had been advised by GE that its loans were in default due to an adverse material change in the financial condition and business operations of the Company. The Company was negotiating with GE for a modification and restructuring of its defaulted loans, and these negotiations had progressed to the "term sheet" stage by early August of 2003.

         As previously announced, in August of 2002, the Company and Shenzhen New Industries Medical Development Co. ("NIMD") entered into a strategic relationship, including the purchase of at least $10 million worth of the Company's products during a twelve-month period ending in August of 2003, to distribute the Company's products in mainland China, Hong Kong, Macao and Taiwan, and a $2 million equity investment in the Company by NIIC, an affiliate of NIMD. NIIC's was in the form of the purchase of Convertible Preferred Stock, the Series H Stock that, subject to certain restrictions, was convertible into approximately 40% of the Company's Common Stock.

         At the beginning of 2003, the Company did not have cash available to construct machines under the strategic relationship and requested a modification of the arrangement that would include prepayment by NIMD. NIMD purchased through prepayment some additional product, but resisted further purchases by prepayment without certain cost reductions and changes in operations. Prior to the execution of the agreement, NIMD had purchased approximately $4.5 million worth of the Company's products. Thereafter NIMD prepaid for $2.2 million worth of product, for a total of $6.7 million of the original $10 million envisioned in the strategic relationship.

         The Company also announced that Francis E. O'Donnell, Jr., M.D., and David Peroni resigned from their positions as members of LSI's Board of Directors and that Dr. O'Donnell had resigned as Chairman of the Board of Directors. Xianding Weng was elected Chairman of the Board. Mr. Weng had been a director since October 2002 and founded NIIC in Shenzhen, China in 1993, serving as its President and Chief Executive Officer.
         On August 22, 2003 the Company announced that Mr. Michael R. Farris would no longer serve as Chief Executive Officer and President and as a Director. Danghui ("David") Liu, Ph. D., Vice President of Product Development and Technical Marketing, was named Interim CEO. In May 2004 Mr. Liu was named President and CEO.
         In September 2003 the Company announced that it had failed to timely file its second quarter SEC Form 10-Q due on August 14, 2003. The Company did file a Form 12b-25 on August 14, 2003 advising that it was still working to put together the necessary data to file the quarterly report.

         As a late filer, the Company had a fifth character "E" added to its security trading symbol to denote securities delinquent in their required filings. Securities so denoted are removed from the OTCBB after the applicable 30-day grace period expires. Since the Company was removed from OTCBB, it has been traded in the over-the-counter (OTC) market via the "Pink Sheets". See "Recent Developments - NASDAQ Stock Market Listing."

         The Company had entered into new discussions related to the payment terms of its License and Royalty Agreement covering its keratome products. The licensors issued a third notice of default to the Company on May 6, 2003 and served legal action against the Company on August 12, 2003 for the entire balance of approximately $3.3 million under the License Agreement. The Company continued its discussions, but the lack of resolution of these issues made things difficult to continue to operate without the protection a bankruptcy petition would provide.

         The Company has significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations.

          Even with the Chapter 11 protection, the Company's ability to continue as a going concern is uncertain and dependent upon continuing to achieve improved operating results and cash flows or obtaining additional equity capital and/or debt financing. Consolidated financial statements filed with this report include substantial charges recorded during the second of 2003 necessary to reflect the diminution of asset carrying values due to Chapter 11-related filing and the Company's re-focus of its products to core product lines.


OVERVIEW

         We develop, manufacture and market quality product technologies for laser refractive surgery and other areas of vision correction. Our products include precision microspot scanning excimer laser systems used to perform procedures that correct common refractive vision disorders such as nearsightedness (myopia), farsightedness (hyperopia) and astigmatism, software for custom ablation planning and programming, diagnostic products for precision measurements of the eye, and other products for use in refractive vision correction procedures. We believe that our precision microspot scanning lasers have significant technological advantages and produce smoother and more precise ablation areas than older, broad-beam laser systems and other scanning systems offered by many of our competitors.

         We have over nine years of experience in the manufacture, sale and service of precision microspot scanning laser systems for refractive vision correction procedures. Since 1994, we have sold our scanning laser systems commercially in over 30 countries worldwide with an installed base of approximately 400 scanning laser systems, including over 200 of our most advanced laser systems, the LaserScan LSX(R) and the AstraScan. In November 1999, the Food and Drug Administration (FDA) approved our LaserScan LSX scanning laser system for commercial sale in the U.S. for the treatment of nearsightedness of up to -6.0 diopters using photorefractive keratectomy (PRK). In September 2001, the FDA approved our LaserScan LSX precision microspot scanning system for the laser in-situ keratomileusis ("LASIK") treatment of myopia with and without astigmatism up to a manifest refraction spherical equivalent ("MRSE") of -6.0 diopters with maximum refractive astigmatism approved for up to 4.5 diopters. Currently, all of our laser systems delivered into the U.S. and international markets operate at a pulse repetition rate of 200 Hz, or pulses per second, and in December 2002 we received FDA approval to advance our laser pulse repetition rate to 200 Hz, which we believe is the fastest pulse repetition rate available in our industry. Our AstraScan laser system incorporates the same precision microspot scanning features of our LaserScan LSX along with an advanced eye tracking system, improved lighting and a redesigned "delivery arm" on the laser to make the microscope and joystick more functional. Available now as an upgrade in many international markets, the

AstraScan features will need FDA approval before they can be sold in the U.S. In the U.S. market we are not currently pursuing FDA approval.

         Our family of products for custom refractive treatments (often referred to as custom ablations) includes the AstraMax(R) diagnostic workstation designed to provide precise diagnostic measurements of the eye for many refractive purposes, including generating data needed to plan custom ablation procedures, our AstraPro(R) custom ablation planning software that utilizes advanced levels of diagnostic measurements from our AstraMax diagnostic workstation to complete the planning of custom ablation treatments, and Corneal Interactive Programmed Topographic Ablation ("CIPTA"). The AstraMax integrated diagnostic workstation was first shown in October 2000 at the Annual Meeting of the American Academy of Ophthalmology and was commercially launched during the second quarter of 2002. We completed international product performance testing of our AstraPro custom ablation planning software in early 2003 and have released it for international distribution. Our AstraPro custom ablation planning software is currently the subject of litigation. See "Item 3. Legal Proceedings--Italian Distributor."

         Operating Segments. We have operated in the following operating segments: refractive products, patent services and health care services. In late 2001, we decided to discontinue the health care services operations and in 2003 we decided to discontinue our keratomes product line, part of the refractive product segment, historically the revenue was not significant in keratomes, and re-focus our marketing sales efforts to the international market, mainly China. Our principal wholly owned subsidiaries during 2003 included: LaserSight Technologies, Inc. ("LST") and LaserSight Patents, Inc. ("LaserSight Patents"). Both of these units were part of the Chapter 11 petition described earlier.

         Our refractive products segment, primarily including our laser vision correction products and services of LaserSight Technologies, develops, manufactures and markets ophthalmic lasers with a galvanometric scanning system for use in performing refractive surgery. We recently introduced for sale the AstraScan laser system, both as a new laser product and as an upgrade to our LaserScan LSX laser system. The AstraScan uses a 0.6 millimeter precision microspot scanning laser beam to ablate microscopic layers of corneal tissue to reshape the cornea and to correct the eye's point of focus in persons with nearsightedness, farsightedness and astigmatism. Our patent services segment, consisting primarily of patents licensed by us, included a patent related to the use of excimer lasers to ablate biological tissue until the patent was sold in March 2001 and a license to a patent related to the use of scanning lasers. The health care services segment consisted of The Farris Group ("TFG") until we decided in late 2001 to discontinue its operations. TFG's financial results were accounted for as a discontinued operation for the year ended December 31, 2001. TFG provided health care and vision care consulting services to hospitals, managed care companies and physicians. For information regarding our export sales and operating revenues, operating profit (loss) and identifiable assets by industry segment, see Note 15 of the Notes to Consolidated Financial Statements.

         Organization and History. LaserSight was incorporated in Delaware in 1987, but was inactive until 1991. In April 1993, we acquired LaserSight Centers Incorporated in a stock-for-stock exchange, with additional shares issued in March 1997 pursuant to an amended purchase agreement. In February 1994, we acquired TFG. In July 1994, LaserSight was reorganized as a holding company. In October 1995, we acquired MEC Health Care, Inc. ("MEC"). In July 1996, our LSI Acquisition, Inc. ("LSIA") subsidiary acquired the assets of the Northern New Jersey Eye Institute, P.A. On December 30, 1997, we sold MEC and LSIA in connection with a transaction that was effective as of December 1, 1997. Late in 2000, we abandoned the LaserSight Centers mobile laser strategy due to industry conditions and our increased focus on development and commercialization of our refractive products. In December 2001, we decided to discontinue the operations of TFG as described in Note 3 of the Notes to Consolidated Financial Statements. In September 2003 we filed a Chapter 11 bankruptcy petition, discontinued our keratomes and cosmetic product lines due to cash flow problems, these items never generated significant revenues, and re-focused our marketing and sales efforts to the international market, mainly China. Our principal offices and mailing address are 6848 Stapoint Court, Winter Park, Florida 32792, our telephone number is (407) 678-9900 and our address on the World Wide Web is www.lase.com. .

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

         There are currently two principal methods for performing laser vision correction with excimer laser systems: PRK and LASIK.

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

         Laser Epithelial Keratomileusis (LASEK)

         Laser refractive surgical procedures have undergone a transition from PRK to the LASIK procedure that has become the procedure of choice for most patients and surgeons. With the anticipated transition to custom ablations, refractive surgeons have expressed concern over the possibility of induced refractive error related to the LASIK flap. A newly developed technique, LASEK, is now being considered as an alternative to LASIK when performing custom ablations. During the LASEK procedure a thin epithelial flap is formed using alcohol, the flap is lifted up and repositioned after photorefractive ablation. The LASEK procedure is said to result in less pain and discomfort than the PRK procedure. Healing and recovery of vision is slower than LASIK, but not as long as PRK.

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

DEVELOPMENT OF EXCIMER LASER SYSTEM, DIAGNOSTIC AND KERATOME TECHNOLOGY

         Excimer Laser Systems

         The excimer laser systems utilized for laser vision correction have evolved over time with improvements in laser and beam delivery technology and the recent introduction of custom ablation. Until recently, broad beam laser systems, which were initially developed during the late 1980's, were the only systems approved by the FDA for commercial use in the U.S. As a result, broad beam laser systems were reported to represent over 90% of the installed laser systems in the U.S. in 1999. This market penetration has declined through 2003 where current reports represent that about 59% of the installed laser systems in the U.S. are broad beam laser systems. This downward trend appears to be continuing as the newer scanning laser systems obtain the broader range of treatment approvals originally held by the older broad beam systems.

         Improvements in excimer laser technology during the early 1990's have made it possible to develop refractive excimer laser systems that have significantly narrower laser beams (less than one millimeter in diameter) that use reduced amounts of laser energy (10 mj) at higher pulse repetition rates (up to 300 Hz) to achieve corneal ablations. LaserSight was the leader in the development of precision microspot scanning technology and the first company to commercialize it. This new generation of narrow beam scanning excimer laser systems incorporated scanning mirrors and computer control to shape the ablation profile, making it unnecessary to utilize mechanical elements to size and shape the laser beam to attain the desired results. Techniques incorporated into scanning laser technology, such as purposeful overlapping of laser pulses and random scanning patterns, can lead to overall improved clinical results as evidenced by smoother ablations, the elimination of corneal ridges and central islands, and the reduction in the incidence of glare, halos, loss or reduction of night vision and contrast sensitivity. Narrow beam scanning excimer laser systems are currently the most flexible laser vision correction platforms available as they can be adapted to expansions in treatment modalities and the incorporation of new technologies such as higher laser pulse repetition rate, active eye tracking and custom ablation through software and minor hardware upgrades.

         Diagnostic and Custom Ablation Products

         One of the most important tools ophthalmologists have at their disposal is corneal topography. With a corneal topographer the ophthalmologist can literally see the refractive problems that might be present in the cornea. Corneal topography is used not only for screening all patients before refractive surgery like LASIK, but also for fitting contacts, adjusting post-surgical corneal transplants, and diagnosing refractive disorders and diseases.

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

         Topography instruments have undergone significant changes in technology and functionality since they were first introduced. The technology has progressed from stationary placido-based topography in early generation topographers to scanning slit technology and now to the multi-camera-based technology in our AstraMax.


         We believe our AstraMax diagnostic workstation is the next-generation topography instrument. The AstraMax uses a unique, patented three-video camera imaging system to achieve high-precision elevation measurements of the cornea. Utilizing a patented checkered polar grid and other proprietary features, the AstraMax obtains, in a single examination, a series of critical measurements of the cornea and eye including posterior and anterior corneal topography (elevation), thickness of the cornea (pachymetry) and the diameter of the pupil under conditions of both low lighting (scotopic) and normal lighting (photopic). The precision elevation measurements result in elevation maps of the highest available quality.

         The custom treatments using our excimer laser system demonstrate efficacy, safety, predictability and stability, and such results have been published in peer-reviewed journals and presented at major ophthalmology venues throughout the world.

         Keratomes

         Keratomes used to cut the thin corneal flap during the LASIK procedure are similar in design to those used to perform earlier non-laser surgical refractive techniques such as automated lamellar keratoplasty ("ALK"). Over the last few years there have been numerous entrants into the keratome market, including most excimer laser manufacturing companies.

         Advances in laser technology have made it possible to create the LASIK flap by utilizing a laser rather than the conventional keratome. In this technique, an infrared laser and special software are utilized to focally photodisrupt the cornea at a pre-programmed depth and position. The laser photodisrupts the corneal tissue at the predetermined depth forming plasma bubbles of water and carbon dioxide at that plane. These bubbles coalesce to create a separation that will become the stromal bed and flap interface. Finally, the laser cuts the edge of the flap circumferentially in a vertical direction from the depth of the interface up through the epithelium, leaving a hinge. We do not make or sell this technology. The Company terminated its keratomes product line in September of 2003.

RECENT DEVELOPMENTS

         NASDAQ STOCK MARKET LISTING

         Our common stock was listed on The NASDAQ National Market. Because of the lengthy period during which our common stock traded below $1.00 per share, it no longer met the listing requirements for the National Market, and on August 15, 2002, NASDAQ approved our application to transfer our listing to the Small Cap Market via an exception from the minimum bid price requirement. While we failed to meet this requirement as of February 10, 2003, we were granted a temporary exception from this standard subject to meeting certain conditions. The exception required that on or before April 15, 2003, we were to file a definitive proxy statement with the Securities and Exchange Commission evidencing our intent to seek shareholder approval for the implementation of a reverse stock split. Other requirements included that, on or before May 30, 2003, we demonstrated a closing bid price of at least $1.00 per share and, immediately thereafter, a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. In addition, we must have been able to demonstrate compliance with the following maintenance requirements for continued listing on the Small Cap Market:

         o  stockholders' equity of $2.5 million;
         o  at least  500,000  shares of common  stock  publicly  held;
         o  market value of publicly held shares of at least $1.0 million;
         o  shareholders (round lot holders) of at least 300; and
         o  at least two registered and active market makers.

         We asked for an extension to May 1, 2003 to file the definitive proxy statement. On April 25, 2003, we asked for a further extension, but because we did not timely meet the requirements, our request for an extension was denied. As a result, Listing Qualification Panel determined that our securities would be delisted from Small Cap Market effective April 30, 2003. Our common stock was then listed in the OTC Bulletin Board ("OTCBB"). The Company failed to file its second quarter SEC Form 10-Q due on August 14, 2003. The Company did file a Form 12b-25 on August 14, 2003 advising that the Company would not file the quarterly report timely. The Company plans on filing all past due SEC filings in March 2005.

         LSI traded on the NASDAQ Small Cap Market through April 29, 2003 as LASE and LASEC (March 5, 2003 - April 29, 2003). On April 30, 2003, it commenced trading on OTCBB as LASE. The OTCBB symbol was changed on August 27, 2003 to LASEE due to the late filing status of the company. The Company commenced trading on the "Pink Sheets" on September 27, 2003 with the symbol LASEQ (Q indicates bankruptcy). This is a conditional listing due to the bankruptcy filing by the company. As mentioned above, the existing common and preferred shares, including options and warrants, were cancelled on June 30, 2004, pursuant to our re-organization plan. New common shares of 9,997,195 were issued on June 30, 2004 and commenced trading via the "Pink Sheets" under the symbol LRST.

         The delisting of our common stock from the Nasdaq Small Cap Market will result in decreased liquidity of our outstanding shares of common stock (and a resulting inability of our stockholders to sell our common stock or obtain accurate quotations as to their market value), and, consequently, will reduce the price at which our shares trade. The delisting of our common stock may also deter broker-dealers from making a market in or otherwise generating interest in our common stock and may adversely affect our ability to attract investors in our common stock. Furthermore, our ability to raise additional capital may be severely impaired. As a result of these factors, the value of our common stock may decline significantly, and our stockholders may lose some or all of their investment in our common stock.

         CHINA BACKGROUND

         We have been in a continuous partnership with New Industries Investment Group ("NII"). Further background on China, and NII follows:

         Shenzhen New Industries Medical Development Co., Ltd. ("NIMD") (previously defined on page 4) was founded and incorporated by the Medical Investment Department of its parent company, NII in the People's Republic of China in 1995. It specializes in marketing and distribution of LASIK surgery devices and equipment, as well as in investment and operation of LASIK clinical centers in the Chinese market.


         NIMD became the exclusive distributor in China for LaserSight in September of 2002. NIMD purchased more than $7.5 million of LaserSight's products and services after it was engaged in the exclusive distributorship with LaserSight and before LaserSight went into Chapter 11. In the past decade, NIMD invested and operated more than 50 PRK/LASIK refractive surgery centers in joint ventures with the most prestigious hospitals and medical institutes in China as its strategic partners. NIMD is now the largest business in Mainland China in terms of its investment in refractive surgery centers.

         New Industries Investment Consultants (H.K.) Ltd ("NIIC") specializes in hi-tech business investment and consulting services. It is registered in Hong Kong. It was incorporated in 1994 by its principal investor, Mr. Xianding Weng (a major shareholder of NIIC, and NIIC's CEO). NIMD, with NIIC, is a pioneer in laser refractive surgery industry in China.

         NII, NIMD and NIIC are collectively referred to as the China Group.

         Product-Related Developments

         Our LaserScan LSX and AstraScan excimer laser systems are based on patented precision microspot scanning technology rather than broad beam technology. Subject to satisfactorily addressing our serious liquidity and financing needs, we believe we are well-positioned to become a significant provider of excimer laser systems, diagnostic products and other related products as a result of our technology and the following recent developments:

         o Reissuance of Scanning Patent. In January 2002, the U.S. Patent and Trademark Office reissued LaserSight's scanning patent U.S. Patent No. 5,520,679, (the "679 Scanning Patent") as U.S. Patent No. RE 37,504 (the "504 Scanning Patent"), thereby completing the reissue process. See "--Intellectual Property." See "License of Scanning Patent" below.

         o License of Scanning Patent. During 2002, we licensed the `504 Scanning Patent on a non-exclusive basis to two other parties for total payments of $2.6 million in cash. One such agreement, with Alcon, also provides that LaserSight and Alcon will cooperate in the future enforcement of the patent and share in the funds generated by such future enforcement. See "Reissuance of Scanning Patent" above.

         o Custom Ablation We commercially launched the AstraMax product during 2002. The AstraMax can be utilized as a stand-alone diagnostic unit or as part of our CustomEyes approach to custom ablation planning. We believe that the AstraMax integrated diagnostic workstation is the first product to integrate precision diagnostic measurements such as anterior corneal elevation, corneal thickness, and measurements of photopic and scotopic pupil size into a single instrument. The precision measurements from the AstraMax integrated workstation will be utilized in our AstraPro software for planning custom ablations. International clinical testing of our internally developed AstraPro planning software has been completed for previously untreated eyes, and the product was released for international distribution in early 2003. Any custom ablation software will require both clinical trials and FDA approval prior to sale in the U.S. Currently, we do not have any on-going efforts pursuing US trials or approvals.

Products

         Excimer Lasers

         LaserSight was the first company to develop an advanced precision microspot scanning excimer laser system. The LaserScan LSX and AstraScan (for international use) excimer laser systems have evolved from the patented optical scanning system incorporated in the Compak-200 Mini-Excimer laser system, introduced internationally in 1994. Since the introduction of the Compak-200 laser system, we have offered several generations of our scanning laser, each incorporating enhancements and new features. We have sold our precision microspot scanning excimer laser systems in over 30 countries with an installed base of approximately 400 scanning laser systems. The AstraScan model incorporates the same precision microspot scanning features along with an advanced eye tracking system, improved lighting and a redesigned "delivery arm" on the laser to make the microscope and joystick more functional and allow for keratome placement. The AstraScan features will need FDA approval before they can be sold in the U.S. Currently, we do not have any on-going efforts pursuing US trials or approvals. Throughout the evolution of our precision microspot scanning excimer laser systems, the core concept of utilizing our proprietary precision microspot scanning software to ablate corneal tissue with a low energy, microspot laser beam at a rapid pulse repetition rate has remained the underlying basis for our technology platform.

         In November 1999, the LaserScan LSX was approved by the FDA for sale in the U.S., and we began commercial shipments to U.S. customers in March 2000. In September 2001, our PMA Supplement for the LASIK treatment of myopia and myopia with astigmatism was approved by the FDA, thereby increasing the range of indications that can be treated in the U.S. using the LaserScan LSX. We believe that the "SFR" technology, described below, incorporated into our LaserScan LSX offers advantages over competitive scanning laser systems. We believe that the incorporation of the smallest spot size (S), the lowest laser fluence (F) and highest repetition rate (R), together with techniques like the patented purposeful overlapping of laser pulses and random scanning patterns used by our patented precision microspot scanning technology, can lead to smoother ablations, the elimination of surgical anomalies associated with broad beam laser systems such as rings, ridges and central islands, and reductions in the incidence of glare, halos and loss of night vision. We also believe that our patented SFR technology is capable of providing the highest resolution and accuracy in corneal ablations needed for custom ablation treatments. The key benefits of our laser systems include the following:

         o PRECISION MICROSPOT SCANNING LASER. The AstraScan uses patented precision microspot scanning to deliver a high resolution, 0.6 millimeter low-energy "flying spot," in a proprietary, randomized pattern. They are true precision-scanning software-controlled lasers that use a pair of galvanometer controlled mirrors to reflect and scan the laser beam directly onto the corneal surface, without the mechanical elements used by broad beam excimer laser systems.

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

         o HIGHER PULSE REPETITION RATE. Our lasers currently operate at a pulse repetition rate of 200 Hz. Many competitive laser systems currently operate at lower pulse repetitions, often 50 Hz or less.

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

         o FLEXIBLE PLATFORM. Custom ablations have resulted in increased patient satisfaction in international clinical use, and we believe the ability to perform custom ablations will generally result in improved visual quality, more predictable results and less post-operative regression relative to other refractive surgery techniques. We also believe that custom ablation will be the technique most preferred by refractive surgeons for correction of irregular astigmatism, decentered ablations and other surgically induced corneal irregularities. When programmed by custom ablation software tools like AstraPro, our laser is able to perform custom ablations.

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

         ASTRAMAX. The AstraMax is an integrated diagnostic workstation that obtains precision diagnostic measurements such as corneal elevation, corneal thickness, and measurements of photopic and scotopic pupil size. Prior to the AstraMax these measurements would have to be taken utilizing two or more instruments. In addition to its value as a stand-alone system, the precision diagnostic measurements provided by the AstraMax integrated workstation will be utilized in our AstraPro software for planning custom ablations.

         We believe the primary benefits of the AstraMax system include:

         o Multiple Cameras - The AstraMax has three cameras allowing for the truest rendering of corneal data to date. Three cameras capture corneal data with greater precision and accuracy. In laser vision correction, height and depth data are essential to perform an accurate laser surgery with reliable accurate results..

         o Scotopic and Photopic Pupilometry - The AstraMax is the only topographer that offers a full range of measurements including scotopic and photopic pupil size. We believe the quality of the patient's vision is partly dependent on the size of the ablation zone equaling or exceeding the size of the scotopic pupil, something no other topographer measures.


         The technology incorporated into our AstraMax integrated workstation is covered by six U.S. patents assigned to LaserSight, licenses to related technologies and a number of patent applications currently undergoing examination in the U.S. and internationally.

         ASTRAPRO. We have completed the international product performance testing of our AstraPro custom ablation planning software, and it became commercially available in early 2003. We believe our CustomEyes approach to custom ablations will represent a new standard of eye care that goes beyond conventional laser vision correction by individualizing the laser treatment utilizing a patient-specific set of diagnostic criteria intended to correct both refractive error and optical aberrations.

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

         KERATOME PRODUCTS

         Our MicroShape family of keratome products was discontinued in September of 2003.

GROWTH STRATEGY

         Our goal, subject to our ability to obtain adequate financing, is to become a significant provider of excimer laser systems, diagnostic and custom ablation products and other products for the refractive vision correction industry, focusing on China. We believe that our more than nine years of experience in the manufacture, sales and service of excimer laser systems, our significant penetration of international markets and the advanced technology of our laser systems diagnostic instruments, ablation planning software provide us with a strong platform for future growth as we continue to penetrate the international markets for refractive surgical lasers and instruments.

         The following are the key elements of our growth strategy:

         o EXPAND MARKET SHARE IN INTERNATIONAL EXCIMER LASER MARKET, MAINLY IN CHINA. We believe that our AstraScan precision microspot scanning excimer laser systems represent a significant technological advancement over the other scanning laser systems currently being marketed internationally, as our precision microspot scanning lasers can provide more precise corneal ablations, reduced visual side effects, enhanced visual acuity and shorter procedure times. . We also believe that the availability of AstraPro and AstraMax provides a custom ablation solution internationally that will improve our sales opportunities.

         o ESTABLISH STRONG POSITION IN CUSTOM ABLATION MARKET. By combining the capabilities of our laser system with the AstraMax and AstraPro, we believe we will be in a position to benefit from a viable custom ablation package in the international market in the near future.

SALES AND MARKETING

         We sell our excimer laser systems, diagnostic products, and related products through independent sales representatives and distributors. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of approximately 400 scanning lasers, including over 200 of our LaserScan LSX laser systems.

         EXCIMER LASER SYSTEMS

         Following receipt of FDA approval of the LaserScan LSX in November 1999, we began to commercially market our excimer laser systems in the U.S. During 2002, we stopped laser sales efforts in the U.S. pending further FDA approvals.

         Laser system sales in international markets are generally to hospitals, corporate centers or established and licensed ophthalmologists. Internationally we marketed our excimer laser systems in Canada, Europe, Asia, South and Central America, and the Middle East, with particular focus in China. We currently employ a sales manager who is responsible for sales in international markets, both directly and through our independent distributors and representatives within their respective territories.

         All of our distributors and representatives were selected based on their experience and knowledge of their respective ophthalmic equipment market. In addition, the selection of international distributors and representatives was also based on their ability to offer technical support. Distributor and representative agreements provided for either exclusive territories, with continuing exclusivity dependent upon achievement of mutually agreed levels of annual sales, or non-exclusive agreements without sales minimums. Our new China distributor was responsible for generating sales representing 86% of our consolidated revenues in 2003. We have a concentration of credit risk, with the majority of our sales to one customer.

         In conjunction with our sales activities, we participate in a limited number of foreign ophthalmology meetings, exhibits and seminars.


         DIAGNOSTIC AND CUSTOM ABLATION PRODUCTS
         We currently employ one person responsible for the sales of our AstraMax products, in addition to our laser system China distributor. We plan to offer bundled packages including, for example, a laser system with an AstraMax.


         KERATOME PRODUCTS

         In 2001, all marketing and manufacturing arrangements with Becton Dickinson were ended. See "Risk Factors and Uncertainties--Industry and Competitive Risks--We cannot assure you that our keratome product will achieve market acceptance." Accordingly, we discontinued our keratomes product line in September of 2003.

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

         During 2002, we consolidated all excimer laser system manufacturing operations in Winter Park, Florida and closed our manufacturing facility in San Jose, Costa Rica. In October 1996, we received certification under ISO 9002, an international system of quality assurance, for our manufacturing and quality assurance activities in Florida facility. Since that time we have maintained our ISO 9002 certification through a series of periodic surveillance audits and have also been certified at our facility to ISO 9001 quality system standards.

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

         We contracted with TUI Lasertechnik und Laserintegration GmbH, Munich, Germany, in 1996 to develop an improved performance laser head based on their innovative technology and our performance specification and laser lifetime requirements. We began to incorporate this new laser head into our products, notably the LaserScan LSX, in the fourth quarter of 1997. Currently, TUI is a single source for the laser heads used in the LaserScan LSX. Currently, SensoMotoric Instruments GmbH, Teltow, Germany, is a single source for the eye tracker boards used in the both the LaserScan LSX and the AstraScan. See "Concentration of Supplier Issues".

         DIAGNOSTIC AND CUSTOM ABLATION PRODUCTS

         Our AstraMax integrated diagnostic workstation is being manufactured in our Winter Park, Florida, manufacturing facility. These manufacturing operations also primarily consist of assembly, inspection and testing of parts and system components to assure performance and quality. We acquire components of the AstraMax and assemble them into a complete unit from components that include both "off-the-shelf" materials and assemblies and components that are produced by others to our design and specifications. We conduct a series of final system integration and acceptance tests prior to shipping a completed system. The proprietary computer software that operates the diagnostic workstation was developed and is maintained internally.

         The AstraPro software was distributed from Winter Park, Florida beginning in early 2003. The CIPTA software that is being distributed under an agreement with Ligi Technologie Medicali, Taranto, Italy, was developed by that company. Any custom ablation software will require clinical trials and FDA approval prior to sale in the U.S.

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

         We believe competition in the excimer laser system market is primarily based on product reliability, safety and effectiveness, technology, price, regulatory approvals, operating costs, warranty coverage and customer service capabilities. We believe that safety and effectiveness, technology, price, dependability, warranty coverage and customer service capabilities are among the most significant competitive factors, and we believe that we compete favorably with respect to these factors.

         Currently, six manufacturers, VISX, Alcon, Nidek, Bausch & Lomb, WaveLight and LaserSight, have excimer laser systems with the required FDA approval to commercially sell the systems in the U.S. At present, the laser systems manufactured by our competitors in the U.S. market have FDA approval to perform a wider range of treatments than our laser system, including higher degrees of nearsightedness and in the case of VISX and Alcon, farsightedness. While regulatory approvals play a significant role with respect to the U.S.

market, competition from new entrants may be prevalent in other countries where regulatory barriers are lower.


         In addition to conventional vision correction treatments such as eyeglasses and contact lenses, we also compete against other surgical alternatives for correcting refractive vision disorders such as surgically implantable rings, which have received FDA approval, as well as implantable intraocular lenses, a holmium laser system and a conductive keratoplasty system (using radio frequency waves), both developed for the treatment of farsightedness, which have also been approved by the FDA.

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

         KERATOME PRODUCTS

         The Company discontinued its keratomes product line in September of 2003.

INTELLECTUAL PROPERTY

         There are a number of U.S. and foreign patents or patent rights relating to the broad categories of laser devices, use of laser devices in refractive surgical procedures, and delivery systems for using laser devices in refractive surgical procedures. We maintain a portfolio of what we believe to be strategically important patents, patent applications, and licenses. Our patents, patent applications and licenses generally relate to the following areas of technology: UV and infrared-wavelength laser ablation for refractive surgery, our precision microspot laser scanning system, harmonic conversion techniques for solid state lasers, calibration of refractive lasers, eye tracking, treatment of glaucoma and other retinal abnormalities, keratometer design, enhanced techniques for corneal topography, techniques for treatment of nearsightedness and farsightedness, techniques to optimize clinical outcomes of refractive procedures, and keratome design. We monitor intellectual property rights in our industry on an ongoing basis and take action, as we deem appropriate, including protecting our intellectual property rights and securing additional patent or license rights.

         Among the more significant of our intellectual properties are our `504 Scanning Patent, solid-state laser-related, and keratometer patents. In May 1996, we were granted the original '679 Scanning Patent relating to an ophthalmic surgery method utilizing a non-contact scanning laser. In 1998 we petitioned the U.S. Patent and Trademark Office for reissue of this patent, and in January 2002 the U.S. Patent and Trademark Office reissued the `679 Scanning

Patent as the `504 Scanning Patent. Prior to reissue, the original '679 Scanning Patent included one independent claim and 23 total claims. The reissue application added nine new independent claims, and a total of 67 additional claims to better encompass the breadth of technology to which we are entitled. The 23 original claims remain essentially unchanged. The fundamental teachings of the original '679 Scanning Patent cover a refractive laser system using an excimer laser with low energy and a high laser pulse repetition rate to ablate corneal tissue with small pulses delivered to the corneal surface in an overlapping pattern. Through the reissue process, we were able to broaden several elements of the `679 Scanning Patent's original claims by removing certain restrictive elements. In 2001 and 2002, we received a total of $7.6 million in licensing fees for the `504 Scanning Patent; no monies were received in 2003.

         Our U.S. Patent No. 5,144,630 relates to a solid-state laser operating at multi-wavelengths using harmonic frequency conversion techniques. This is the technology incorporated into our developmental solid-state system that can produce both infrared and ultraviolet wavelengths.

         Two of our U.S. patents, No. 5,847,804 and No. 5,953,100, cover a multi-camera corneal analysis system that is the underlying technology for our AstraMax diagnostic workstation. This state-of-the-art multi-camera (stereo) technology provides the precise corneal height measurements that will be critical for the planning of custom ablation treatments when these treatments are commercially available.

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

         Patent Segment. Prior to 2001, we generated royalty income pursuant to license agreements with respect to certain of our intellectual property rights, primarily the Blum Patent and related license agreements we acquired from International Business Machines Corporation (IBM) in August 1997. These patents (IBM Patents), the Blum Patent and U.S. Patent No. 4,925,523 (Braren Patent) relate to the use of ultraviolet light for the removal of organic tissue and may be used in laser vision correction, as well as for non-ophthalmic applications, and are the fundamental blocking patents that underlie the technology of ultraviolet laser refractive surgery. Under the license agreements with VISX and Alcon that we acquired from IBM, VISX and Alcon were each obligated to pay a royalty to us on all excimer laser systems they manufacture, sell or lease in the U.S., excluding those systems manufactured in the U.S. and sold into a country where a foreign counterpart to the IBM Patents exists.

         We purchased the Blum and Braren patents from IBM in August 1997 for $14.9 million. Shortly thereafter, we granted an exclusive paid-up license in the cardiovascular field in exchange for a payment of $4.0 million. In February 1998, we entered into an agreement with Nidek pursuant to which we retained all of the IBM Patent rights within the U.S. and sold to Nidek, for $7.5 million, the foreign counterparts to those patents. We also granted Nidek a non-exclusive license to utilize the IBM Patents in the U.S. In addition, Nidek granted us an exclusive license to the foreign counterparts to the IBM Patents in the non-ophthalmic, non-vascular and non-cardiovascular fields. From our 1997 purchase of the IBM Patents until March 2001,we realized over $5.0 million in royalty revenues from licenses to the patent.

         In March 2001, we entered into a business arrangement with Alcon regarding the Blum Patent. As part of the arrangement, we sold the Blum Patent to Alcon for $6.5 million and assigned to Alcon certain licenses to the Blum Patent. We retained a non-exclusive royalty free license under the Blum Patent and at the time retained the license to the Blum Patent that was granted to VISX. LaserSight and Alcon will share in royalties received from any future licenses of the Blum Patent and we will also receive a portion of any recovery from parties found to be infringing the Blum Patent. Including the transaction with Alcon, we will have received a total of approximately $24.0 million from the Blum Patent and will continue to benefit from a royalty free license in the U.S.

         In May 2001 as part of our Settlement and License Agreement with VISX we sold them a fully paid-up license to the Blum Patent.

         Other Intellectual Property. We believe that our other intellectual property rights are valuable assets of our business. For example, our U.S. Patent Nos. 5,841,511 and 6,213,605 cover the checkered polar grid utilized in our AstraMax diagnostic workstation, and our U.S. Patent Nos. 6,234,631 and 6,428,168 cover the combination of advanced corneal topography and wavefront aberration measurement into a single instrument and relate to future plans for our AstraMax diagnostic workstation. We entered into an agreement with a subsidiary of TLC in October 1998 that grants us an exclusive license under U.S. Patent No. 5,630,810 (TLC Patent) relating to a treatment method for preventing the formation of central islands during laser surgery. Central islands are a problem generally associated with laser refractive surgery performed with broad beam laser systems used to ablate corneal tissue. We have agreed to pay TLC for the term of the exclusive license 20% of the aggregate net royalties we receive in the future from licensing the TLC patent and other patents currently owned by us. We owe TLC 20% of the net proceeds of this license, or approximately $0.8 million. The amount was offset against a laser receivable owed to us by TLC. The TLC exclusive license was eliminated in bankruptcy in 2004.

         THE EXTENT OF PROTECTION THAT MAY BE AFFORDED TO US BY OUR PATENTS, OR WHETHER ANY CLAIM EMBODIED IN OUR PATENTS WILL BE CHALLENGED OR FOUND TO BE INVALID OR UNENFORCEABLE, CANNOT BE DETERMINED AT THIS TIME. OUR PATENTS AND OTHER PENDING APPLICATIONS MAY NOT AFFORD A SIGNIFICANT ADVANTAGE OR PRODUCT PROTECTION TO US.

         We maintain an internal program that encourages development of patentable ideas. As of December 31, 2003, we have approximately five U.S. patent applications undergoing prosecution at the U.S. Patent and Trademark Office and a number of counterparts to these applications filed internationally. Our patent applications generally relate to the use of laser devices in refractive surgical procedures, delivery systems and other technology related to the use of laser devices in refractive surgical procedures, diagnostic devices for eye measurements.

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

         Class III Devices. A PMA application must be filed if a proposed device is not substantially equivalent to a legally marketed Class I or Class II device, or if it is a Class III device for which the FDA requires PMAs. The process of obtaining approval of a PMA application is lengthy, expensive and uncertain. It may require the submission of extensive clinical data and supporting information to the FDA. Human clinical studies may be conducted only under an FDA-approved protocol and must be conducted in accordance with FDA regulations. In addition to the results of clinical trials, the PMA application includes other information relevant to the safety and efficacy of the device; a description of the facilities and controls used in the manufacturing of the device, and proposed labeling. After the FDA accepts a PMA application for filing and reviews the application, a public meeting may be held before an FDA advisory panel comprised of experts in the field.

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

         The QSR/GMP ("Quality System Regulations", "Good Manufacturing Processes") regulations impose certain procedural and documentation requirements upon us with respect to our manufacturing, design controls and quality assurance activities. Our facilities will be subject to ongoing inspections by the FDA, and compliance with QSR/GMP regulations is required for us to continue marketing our laser products in the U.S. In addition, our suppliers of significant components or sub-assemblies must meet quality requirements established and monitored by LaserSight, and some may also be subject to FDA regulation.

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

         We also began a clinical trial of our scanning laser system for LASIK treatment of nearsightedness and nearsightedness astigmatism in Canada in late 1998 and received Device License Approval from the Canadian Medical Devices Bureau in mid-1999.

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

         Other Regulatory Requirements. Labeling and promotional activities are subject to scrutiny by the FDA and by the Federal Trade Commission. Current FDA enforcement policy prohibits manufacturers from marketing and advertising their approved medical devices for unapproved or off-label uses. The scope of this prohibition has been the subject of litigation. The only materials related to unapproved devices that may be disseminated by companies are peer-reviewed articles. Our lasers are also subject to the Radiation Control for Health and Safety Act administered by the Center for Devices and Radiological Health of the FDA. The law requires laser manufacturers to file new product and annual reports and to maintain quality control, product testing and sales records. In addition, laser manufacturers must incorporate specified design and operating features in lasers sold to end-users and comply with labeling and certification requirements. Various warning labels must be affixed to the laser depending on the class of the product under the performance standard. The manufacture, sale and use of our products is also subject to numerous federal, state and local government laws and regulations relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.

         International Regulatory Requirements. The manufacture, sale and use of our products are also subject to regulation in countries other than the U.S. During November 1996 we completed all requirements necessary to obtain authority to apply the CE Mark to our LaserScan 2000 System, an earlier generation of excimer laser system we sold in international markets. In September 1998, we received similar certification to apply the CE Mark to our LaserScan LSX excimer laser system. In June 2002, the AstraMax was CE Marked. The CE Mark, certifying that the LaserScan Models 2000, LaserScan LSX and AstraMax meet all requirements of the European Community's medical directives, provides our products with marketing access in all member countries of the EU. All countries in the EU require the CE Mark certification of compliance with the EU Medical Directives as the standard for regulatory approval for sale of excimer laser systems.

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

Research and Development

         We continue, on a limited basis, to research and develop new laser products, laser systems, product upgrades enhancements, and ancillary product lines. In March 2000, we acquired the intellectual property that we have developed into the AstraMax that was commercialized during the second quarter of 2002. We believe the AstraMax has assisted us in developing our custom ablation treatment plan capabilities.

         While the risk of failure of these specific activities may be significant, we believe that if developed, these products could provide us with a leading edge technology that would further differentiate our products from other companies in the industry. There is no assurance that any of these research and development efforts will be successful.

Employees

         As of December 31, 2003, we had 23 full-time employees. All of the employees are located in Winter Park, Florida. Eleven are in manufacturing, three are in engineering, four are in customer service/sales and five are in administration. None of our employees is a member of a labor union or subject to a collective bargaining agreement. LaserSight generally considers its employee relations to be good. We plan on adding field service staff during 2004 and occasionally use independent contractors in this area.


Item 2.  Properties

         Our principal offices, including executive offices and administrative, marketing and laboratory facilities, and manufacturing facilities are located in approximately 15,600 square feet of space that we have leased in Winter Park, Florida. The lease expires January 31, 2006. Monthly lease payments are $15,116 and the Company is also responsible for taxes. In our opinion, the property used in our operations is generally in good condition and is adequate for the purposes for which we utilize them.

Item 3.  Legal Proceedings

         Jarstad. In January 2002, a customer filed a lawsuit in the Superior Court of the State of Washington in and for the County of King. The lawsuit was subsequently remanded to federal court. The lawsuit names LaserSight Technologies and an unaffiliated finance company as defendants. The lawsuit alleged various claims related to LaserSight Technologies' sale of a laser system to the plaintiff including breach of contract, breach of express warranty, breach of implied warranty, fraudulent inducement, negligent misrepresentation, unjust enrichment, violation of the consumer protection act and product liability. Plaintiffs requested damages to be determined at trial, reimbursement for leasing fees, prejudgment and post-judgment interest, attorneys' fees and costs and other equitable relief. In this matter, a settlement agreement has been signed by the parties. The terms of the settlement did not require us to make any cash payments. We agreed to service and calibrate the plaintiff's laser as well as provide certain software and equipment upgrades at either no cost to plaintiff or at prices that were negotiated in connection with the settlement, if and when such upgrades are available in the U.S.

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

         Italian Distributor. In February 2003, an Italian court issued an order restraining LaserSight Technologies from marketing our AstraPro software at a trade show in Italy. This restraining order was issued in favor of Ligi Tecnologie Medicali S.p.a (LIGI), a distributor of our products, and alleged that our AstraPro software product infringes certain European patents owned by LIGI. We had retained Italian legal counsel to defend us in this litigation, and we were informed that the Italian court had revoked the restraining order and ruled that LIGI must pay our attorney's fees in connection with our defense of the restraining order. In addition, our Italian legal counsel informed us that LIGI had filed a motion for a permanent injunction. We believe that our AstraPro software does not infringe the European patents owned by LIGI, but due to limited cash flow the Company has not defended its position. Management believes that the outcome of this litigation will not have a material adverse impact on LaserSight's business, financial condition or results from operations. Since the Chapter 11 petition does not apply to foreign courts, this action is still pending.

         VISX, Incorporated. On May 25, 2001, LaserSight settled the patent infringement action filed by VISX against LaserSight in November 1999 in the United States District Court for the District of Delaware. In connection with the resolution of this litigation LaserSight and VISX entered into a Settlement and License Agreement pursuant to which LaserSight received a license to patents held by VISX that related to refractive excimer lasers, including United States Patents Nos. 4,718,418 and B1 5,108,388 and agreed to pay a royalty for each procedure performed in the United States using a LaserSight refractive laser. As part of the agreement, VISX purchased a fully paid up license to U.S. Patent No. 4,784,135 (the Blum Patent). The amount of the royalty that we are required to pay VISX and the amount that VISX paid us for the fully paid-up license to the Blum Patent are confidential. A copy of the Settlement and License Agreement has been filed as Exhibit 10.62 to our Form 10-Q for the period ended June 30, 2001. The parties filed a stipulated order dismissing the patent infringement action on June 1, 2001.

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

         Lambda Physik, Inc. On January 20, 2000, a lawsuit was filed in the Circuit Court of Broward County, Florida on behalf of Lambda Physik, Inc. ("Lambda") against LaserSight. The action alleged that we breached an agreement we entered into with Lambda for the purchase of lasers from Lambda. Lambda requested approximately $1.9 million in damages, plus interest, costs and attorney's fees. After no activity for over a year, the plaintiff filed a motion in July 2002 to have the court set a trial date, which they set for December 2002. Subsequently, the plaintiff filed a motion for continuance of the trial to allow the parties an opportunity to settle the dispute. In October 2002, the court entered an order continuing the trial and would reschedule only upon the filing of a new notice for trial by either party. We believe that the allegations made by the plaintiff are without merit. Management believes that we have satisfied our obligations under the agreement and that this action will not have material adverse effect on our financial condition or results from operations. This action was eliminated in bankruptcy confirmation.

         Kremer. On November 16, 2000, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania on behalf of Frederic B. Kremer, M.D. and Eyes of the Future, P.C. The action alleged that LaserSight was in breach of certain terms and conditions of an agreement it entered into with Dr. Kremer relating to LaserSight's purchase of a patent from Dr. Kremer. Dr. Kremer requested equitable relief in the form of a declaratory judgment as well as damages in excess of $1.6 million, plus interest, costs and attorney's fees. The parties reached a verbal agreement to have this case dismissed without prejudice and agreed not to commence any proceedings for 180 days after entry of the order of dismissal for any claim or cause of action that had been or could have been asserted in this matter. A stipulated order of dismissal was prepared but was filed. The parties agreed to postpone discovery and attempted to agree on the final form of a settlement. The terms of the settlement agreement, as currently contemplated, do not require us to make any cash payments. LaserSight believes that the allegations made by the plaintiff were without merit. Management believes that LaserSight has satisfied its obligations under the agreement and that this action will not have material adverse effect on our financial condition or results from operations. This action was eliminated in bankruptcy.

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

                                      None

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

         Our common stock traded on The NASDAQ Stock Market(R) under the symbol LASEC until April 29, 2003. This was a conditional listing on the NASDAQ SmallCap Market where the fifth character "C" was appended to LaserSight's symbol. Effective with the open of business on March 5, 2003, the trading symbol for LaserSight's securities was changed from LASE to LASEC. On April 30, 2003 the common stock was delisted by NASDAQ and commenced trading on OTC Bulletin Board as LASE. This OTCBB symbol was changed on August 27, 2003 to LASEE due to the late filing status of the Company. The Company was dropped from the OTCBB and commenced trading on the "Pink Sheets" on September 27, 2003 with the symbol LASEQ ("Q" indicates bankruptcy). As mentioned previously, the existing outstanding common and preferred shares, including options and warrants, were cancelled by action of the US Bankruptcy Court on June 30, 2004. New common shares of 9,997,195 were issued on June 30, 2004 and commenced trading via the "Pink Sheets" under the symbol LRST. The following table sets forth, for the fiscal quarters indicated, the high and low sale prices for our common stock on the various markets indicated above.

            2002:                               High        Low
            ----                                ----        ---
            First Quarter ...................  $0.81      $0.45
            Second Quarter ..................   0.63       0.07
            Third Quarter ...................   0.44       0.04
            Fourth Quarter...................   0.33       0.16
            2003:
            ----
            First Quarter ...................   0.29       0.04
            Second Quarter ..................   0.29       0.07
            Third Quarter ...................   0.29       0.01
            Fourth Quarter...................   0.16      0.001

         On June 30, 2004, the closing sale price for our common stock on the "Pink Sheets" was $0.01 per share. As of June 30, 2004, LaserSight had 9,997,195 shares of common stock outstanding held by approximately 500 stockholders of record and, to our knowledge, approximately 3,000 total stockholders, including stockholders of record and stockholders in "street name." Of these 9,997,195 shares approximately 1,134,000 shares representing approximately 350 creditors' shares were yet to be issued pending final bankruptcy court allocation.

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

Possible Dilutive Issuances of Common Stock

         Each of the following issuances of common stock may depress the market price of the common stock. See "Management's Discussion and Analysis - Risk Factors and Uncertainties - Common Stock Risks--The Significant Number of Shares Eligible for Future Sale and Dilutive Stock Issuances may Adversely Affect Our Stock Price." All warrants and options outstanding prior to filing Chapter 11 were cancelled on June 30, 2004.

         GE Warrants. In connection with our March 2001 loan agreement with GE Healthcare Financial Services, Inc., as successor-in-interest to Heller Healthcare Finance, Inc. ("GE"), we issued GE warrants to purchase a total of 243,750 shares of common stock at an exercise price of $3.15 per share. The warrants expired in March 2004. In connection our with August 2004 Amended loan Agreement with GE, we issued GE warrants to purchase a total of 100,000 shares of common stock at an exercise price of $ 0.25 per share, or $0.40 per share if the remaining $ 1 million of DIP financing is converted to common stock. The warrant expires June 30, 2008.


         China Transaction. In connection with our bankruptcy re-structuring, NIIC will initially control 7,210,000 or 72% of the newly issued 9,997,195 common shares. Under certain circumstances their control could increase to approximately 74% with the conversion of $1 million DIP Financing to 2,500,000 common shares.

         Item 6.  Selected Consolidated Financial Data

         The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The summary financial information as of and for each of the years in the five-year period ended December 31, 2003 is derived from our consolidated financial statements for such years.

                                   (In thousands, except for per share amounts)

                                            2003      2002       2001         2000       1999
                                            ----      ----       ----         ----       ----
Net sales                                  $6,437    $10,502    $17,419      $33,697    $21,374
Gross profit (loss)                          (715)     4,753     10,034       18,892     11,753
Loss from operations                      (23,530)   (13,258)   (22,761)     (21,922)   (14,390)
Loss from continuing operations
                                          (23,516)   (13,569)   (22,663)     (21,021)   (13,712)
Net loss                                  (23,516)   (13,569)   (26,190)     (21,430)   (14,424)
Conversion discount on
    preferred stock                        (1,582)      (354)        --           --          --
Dividends and accretion
    Of preferred stock                         --         --         --           --          --
Loss attributable to common
    stockholders                          (25,098)   (13,923)   (26,190)     (21,430)   (14,424)
Basic loss per common share                 (0.90)     (0.51)     (1.04)       (1.02)     (0.89)

Diluted loss per share                      (0.90)     (0.51)     (1.04)       (1.02)     (0.89)

Working capital                           (14,761)     2,940     13,864       20,680     21,648
Total assets                                4,975     23,108     36,310       51,876     49,379
Long-term obligations                         750         --      2,926          110        100
Stockholders' equity (deficit)            (19,582)     3,898     15,472       37,335     39,578



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of LaserSight's consolidated results of operations and consolidated financial position should be read in conjunction with the Selected Consolidated Financial Data and LaserSight's consolidated financial statements, including the notes thereto, appearing elsewhere in this report. We have significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations and our auditors have indicated that our recurring losses from operations and net capital deficiency raises substantial doubt about our ability to continue as a going concern. Our auditors' reports included an explanatory paragraph regarding our ability to continue as a going concern because we have incurred significant losses and negative cash flows from operations for several years and our ability to raise or generate enough cash to survive is questionable. See "Liquidity and Capital Resources" and "Risk Factors and Uncertainties-We have experienced significant losses and operating cash flow deficits and we expect that operating cash flow deficits will continue and absent further financing or significant improvement in sales, potentially result in our inability to continue operations."

         All references to years are to LaserSight's fiscal years ended December 31, 2003, 2002 and 2001, unless otherwise indicated.

Executive Summary

       On September 5, 2003 LaserSight and two of its subsidiaries filed for Chapter 11 bankruptcy protection and reorganization in the United States Bankruptcy Court, Middle District of Florida, Orlando Division. The cases filed were LaserSight Incorporated, ("LSI") Case No. 6-03-bk-10371-ABB; LaserSight Technologies, Inc., ("LST") Case No. 6-03-bk-10370-ABB; and LaserSight Patents, Inc., Case No. 6-03-bk-10369-ABB. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continued business operations as Debtor-in-possession. These claims are reflected in the December 31, 2003 balance sheet as "liabilities subject to compromise." Claims secured against the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The majority of secured claims are held by Heller Healthcare Finance, Inc ("Heller") and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller ("GE").
         The company operated as a debtor-in-possession from September 5, 2003 through June 10, 2004 when a final bankruptcy order was obtained. As a result of the bankruptcy re-structuring, the company expects to record credits for debt forgiveness of approximately $15.6 million during the three months ended June 30, 2004. On April 28, 2004, the Plan was confirmed by the Bankruptcy Court. The effective date of the Plan was June 30, 2004.

     On June 30, 2004, the Company cancelled all outstanding stock, options and warrants and issued 9,997,195 new shares of common stock. The shares were distributed as follows:

     Creditors of LSI                       1,116,000
     Creditors of LST                       1,134,000 (1)
     Old Preferred Stockholders               360,000
     Old common stockholders                  539,997 (2)
     Cancel treasuy stock                      (2,802)
     Conversion of $1 million DIP
     Financing                              6,850,000
                                           ----------
                                            9,997,195

(1) These shares will be issued upon the resolution of a creditor objection to claim.

(2) The old common stock was converted at a 51.828 to 1 ratio.

         On August 30, 2004, the Company signed a three year amended note with GE for $2,149,249. The note was effective June 30, 2004 and bears 9% interest. In the amendment, GE provided a waiver of the Company's failure to comply with all covenants. In exchange for the amendment and waiver, the Company will pay a $50,000 commitment fee, a $100,000 termination fee, attorney fees of $126,078 and an audit fee of $8,151. All fees were added to the principal balance. Revised covenants became effective that adjusted the minimum level of net worth to $750,000, minimum tangible net worth to $1.0 million and minimum quarterly net revenue to $1.0 million. GE was issued warrants to purchase 100,000 common shares, at $0.25 per share, or $0.40 per share if the China Group converts it's remaining $1 million of DIP financing.

         The China Group provided $2 million of DIP financing, of which $750,000 was funded at December 31, 2003. On June 30, 2004, $1 million of the total was converted to 6,850,000 common shares. The remaining $1 million note bears interest of 9%, with interest only payments due monthly. It is a three year balloon note. The China Group has the option to convert the note to an additional 2,500,000 common shares. This note is subject to any GE liens on Company assets.

In June of 2004, as of the effective date of the re-organization plan, the following liabilities were relieved:

     Accounts Payable                    2,905,814
     Accrued TLC license fee               825,500
     Accrued salaried/severance            235,367
     Accrued warranty                    6,125,730
     Accrued Ruiz license fees           3,471,613
     Deposits/service contracts            720,399
     Other accrued expenses              1,331,711
                                        ----------
                                        15,616,134

         In June 2004, $8.4 million of accounts and notes receivable were written off against the allowance for doubtful accounts.



Overview

         LaserSight's loss attributable to common stockholders for 2003 was $25,098,059, or $0.90 per basic and diluted common share, on net sales of $6,437,177 while the net loss for 2002 was $13,922,580, or $0.51 per basic and diluted common share, on net sales of $10,502,135. The net losses are primarily attributable to a decline in sales of our excimer laser systems, warranty charges and write offs of inventory and accounts receivable and notes receivable.

         LaserSight is principally engaged in the manufacture and supply of microspot scanning excimer laser systems, software for custom ablation planning and programming, diagnostic products for precision measurements of the eye, and other related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of approximately 400 scanning laser systems outside the U.S., including over 200 of our LaserScan LSX laser systems.

         China Transaction

         In July 2002, the Company signed a non-binding letter of intent with a company based in the People's Republic of China that specializes in advanced medical treatment services, medical device distribution and medical project investment. Definitive agreements relating to the China transaction were executed on August 15, 2002, establishing a strategic relationship that included the commitment to purchase at least $10.0 million worth of our products during the 12-month period ending August 15, 2003, distribution of our products in mainland China, Hong Kong, Macao and Taiwan, and a $2.0 million investment in LaserSight. The investment was completed in October 2002 by issuance, in exchange for the $2.0 million payment, of Series H convertible preferred stock that, subject to certain restrictions, could be converted into 18,561,294 shares of our common stock and result in the purchaser holding approximately 40% of our common stock. The products purchased were paid by irrevocable letters of credit, confirmed by a U.S. bank and payable upon our shipment of products and presentation of shipping documents. The Company started shipping products under this agreement in August 2002. Through December 31, 2003, approximately $3.4 million worth of products were sold under these agreements. Our current product production and shipments are focused on satisfying our delivery requirements with respect to the China group. Additional production will depend on the future availability of cash. A new agreement was signed with the China group in February 2004, where they agreed to purchase $12 million of lasers and products for the next twelve months. The new agreement allows for two one-year extensions. The Series H convertible preferred stock was converted into 360,000 shares of common stock on June 30, 2004. See Note 18 to the Notes to Consolidated Financial Statements.

         For information regarding our export sales and operating revenues, operating profit (loss) and identifiable assets by industry segment, see Note 15 of the Notes to Consolidated Financial Statements.

Results of Operations

         The following table sets forth, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results. The percentages presented below have been reclassified to include in results from operations the gain on the sale of patent and litigation settlement expenses.

                                                                              Percentage Increase (Decrease)
                                         As a Percentage of Net Sales             Over Prior Periods
                                            Year Ended December 31,             Year Ended December 31,
                                            -----------------------               -----------------------
                                             2003       2002       2001         2002 to 2003   2001 to 2002
                                             ----       ----       ----         ------------   ------------
Statements of Operations Data:
Net revenues:
  Refractive products................        85.4%       89.5%      75.1%          (41.5)%          (28.1)%
  Patent services....................        14.6        10.5        2.2           (14.8)           181.1
  Gain on sale of patent.............          --          --       22.7              --           (100.0)
                                            -----       -----      -----
    Net revenues.....................       100.0       100.0      100.0           (38.7)           (39.7)
Gross profit (1).....................       (11.1)       45.3       57.6          (115.0)           (52.6)
Research, development and
    regulatory expenses (2)                   5.5        12.6       18.8           (73.3)           (59.7)




Other general and administrative
    Expenses                                138.6       122.0      136.4           (30.4)           (46.1)
Impairment of patents                        63.7         --         --              --               --
Selling-related expenses (3)                 70.8        31.2       26.8            39.0            (29.8)
Allowed warranty claims                      72.1         --         --              --               --

Amortization of intangibles                   3.8         4.4        2.9           (46.4)            (8.5)
Litigation settlement expense                 --          1.3        3.4             --             (76.3)
                                            -----       -----      -----

Loss from operations.................      (365.6)     (126.2)    (130.7)           79.4            (41.7)

   1. As a percentage of net revenues, the gross profit for refractive products only for each of the three years ended December 31, 2003, 2002 and 2001 was (30)%, 39% and 44%, respectively.

   2. As a percentage of refractive product net revenues, research, development and regulatory expenses for each of the three years ended December 31, 2003, 2002 and 2001 was 6%, 14% and 25%, respectively.

   3. As a percentage of refractive product net revenues, selling-related expenses for each of the three years ended December 31, 2003, 2002 and 2001 was 83%, 35% and 36%, respectively.


Quarterly Results of Operations

The following table sets forth selected items from our quarterly financial results (in thousands, except for per share amounts).

                                                 2002                                         2003
                                                 ----                                         ----
                               1st Qtr    2nd Qtr    3rd Qtr    4th Qtr    1st Qtr    2nd Qtr     3rd Qtr     4th Qtr
                               -------    -------    -------    -------    -------    -------     -------     -------
Net sales                        1,973      1,896      2,750      3,883      2,321      1,830       1,851         435
Gross profit                       581        854      1,333      1,985        975     (2,709)      1,340        (321)
Loss from continuing
   operations                   (5,079)    (4,400)    (2,452)    (1,638)    (2,382)   (11,059)     (8,867)     (1,222)

Net loss                        (5,079)    (4,400)    (2,452)    (1,638)    (2,411)   (11,091)     (8,915)     (1,099)
Loss attributable to common
   shareholders                 (5,079)    (4,400)    (2,452)    (1,992)    (2,895)   (11,575)     (9,403)     (1,225)
Loss per common share-basic
   and diluted                   (0.19)     (0.16)     (0.09)     (0.07)     (0.10)     (0.42)      (0.34)      (0.04)
Weighted average shares
   outstanding                  26,488     27,003     27,842     27,842     27,988     27,842      27,842      27,842


         Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

         Revenues. Net revenues for the year ended December 31, 2003 decreased by $4.1 million, or 39%, to $6.4 million from $10.5 million in 2002.

         During the year ended December 31, 2003, refractive products revenues decreased $3.9 million, or 42%, to $5.5 million from $9.4 million in 2002. This revenue decrease was primarily the result of decreased sales of our excimer laser systems and parts. During the year ended December 31, 2003, excimer laser system sales accounted for approximately $3.4 million in revenues compared to $6.4 million in revenues in 2002. During the year ended December 31, 2003, 11 laser systems were sold compared to 28 laser systems sold during 2002. Of this $2.3 million reduction in laser system sales, approximately $0.4 million was off set by higher average selling prices, which increased approximately 12% from 2002.

          Net revenues from patent services for the year ended December 31, 2003 decreased by approximately $0.2 million, or 15%, to $.9 million from $1.1 million in 2002.

         Geographically, China continued as our most significant market during 2003, with $4.4 million in revenue. U.S. revenues continued to decline, as we awaited FDA approval for the treatment of hyperopia with or without astigmatism and reduced our focus on U.S. sales.

         Cost of Revenues; Gross Profit. For the year ended December 31, 2003 and 2002, gross profit margins were (11%) and 45%, respectively. The gross margin decrease during the year ended December 31, 2003 was primarily attributable to a $3.6 million inventory obsolescence reserve and decreased sales and higher average costs of the our excimer laser system components, causing direct overhead to be a higher percentage of sales. The Company's reorganization plan, as confirmed by the bankruptcy court, called for a refocus of the Company's products lines and the reduction of keratome and other obsolete inventory.

         Research, Development and Regulatory Expenses. Research, development and regulatory expenses for the year ended December 31, 2003 decreased approximately $1.0 million, or 73%, to $0.4 million from $1.3 million in 2002. While decreasing our expenses, we continued to develop our AstraMax diagnostic workstation and excimer laser systems. If we have sufficient funds, we expect research and development expenses in 2004 to be at levels similar to the latter half of 2003. We expect regulatory expenses will be lower than 2003 as a result of our decision to delay further spending in the pursuit of various FDA approvals, including pre-market approval supplements, and the possible development of additional pre-market approval supplements and future protocols for submission to the FDA. The FDA has recently instituted a fee structure that will increase the cost of pursuing new or supplemental approvals.

         Other General and Administrative Expenses. Other general and administrative expenses for the year ended December 31, 2003 decreased $3.9 million, or 30%, to $8.9 million from $12.8 million in 2001. This decrease was primarily due to cost reductions associated with the sales and marketing, customer support and professional services departments of $2.6 million and a $0.5 million in depreciation. Conversely, we incurred approximately $0.8 million in severance costs during 2003 related to staffing reductions.

         Selling-Related Expenses including allowed warranty claims. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the year ended December 31, 2003 increased $6.3 million, or 190%, to $9.2 million from $3.3 million during 2002. This increase was primarily attributable to a $3.5 million increase in license fees resulting from a default in our keratome license agreement and an increase of $4.6 million of warranty expense related to allowed claims filed in Chapter 11, offset by lower shipping charges due to fewer units being sold.

         Amortization of Intangibles. During the year ended December 31, 2003, costs relating to the amortization of intangible assets decreased $214,000, or 46%, to $247,000 from $460,000 in 2002. Items directly related to the amortization of intangible assets are acquired technologies, patents and license agreements. The reduction is a result of impairment expenses on patents because of our product re-focus in our re-organization plan.

         Impairment of patents. Impairment of patents for the year ended December 31, 2003 was $4.1 million. The Company recorded an impairment loss of approximately $4.1 million related to Keratome, acquired technology and diagnostic patents. Management decided to write-off the assets due to a lack of a potential market for its acquired technology.

         Loss From Operations. The operating loss for the year ended December 31, 2003 was $23.5 million compared to the operating loss of $13.1 million in 2002. This increase in the loss from operations was primarily due to reserves and impairment expenses attributable to our bankruptcy re-organization plan.

         Other Income and Expenses. Interest and other income for the year ended December 31, 2003 was $306,000, similar to $276,000 million from 2002. Interest and other income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales and receipt of $253,000 proceeds of a shareholder derivative lawsuit. Interest expense for the year ended December 31, 2003 was $350,000, a decrease of $236,000 over 2002 as a result of reduced loan waiver and commitment fees in our loan transaction with GE.

         Income  Taxes.  For  the  years  ended  December  31,  2003  and  2002,
LaserSight had no income tax expense. In 2003 we received an IRS refund of $58,000 for tax year 1995.

         Net Loss. Net loss for the year ended December 31, 2003, was $23.5 million compared to a net loss of $13.6 million in 2002. The increase in net loss for the year ended December 31, 2003 can be attributed as of the significant restructuring charges incurred as a result of the Chapter 11 filing.

         Loss Per Share. The loss per basic and diluted share was $0.90 for the year ended December 31, 2003 and $0.50 for in 2002.

         Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         Revenues. Net revenues for the year ended December 31, 2002 decreased by $6.9 million, or 40%, to $10.5 million from $17.4 million in 2001.

         During the year ended December 31, 2002, refractive products revenues decreased by $3.7 million, or 28%, to $9.4 million from $13.1 million in 2001. This revenue decrease was primarily the result of decreased sales of our excimer laser systems. During the year ended December 31, 2002, excimer laser system sales accounted for approximately $6.4 million in revenues compared to $11.4 million in revenues in 2001. During the year ended December 31, 2002, 28 laser systems were sold compared to 46 laser systems sold during 2001. Of this $5.0 million reduction in laser system sales, approximately $0.5 million resulted from lower average selling prices, which decreased approximately 8% from 2001.

         Net revenues from patent services for the year ended December 31, 2002 increased by approximately $0.7 million, or 181%, to $1.1 million from $0.4 million in 2001, due to non-exclusive license agreements we entered into in late 2001 and early 2002. Revenues in 2001 also included a one-time net gain, after expenses associated with the sale, of $4.0 million from the sale of U.S. Patent No. 4,784,135 (Blum Patent) in March 2001. The patent was sold for $6.5 million and, prior to the sale, had a book value of approximately $2.4 million.

         Geographically, China became our most significant market during 2002, with $4.7 million in revenue ($2.7 million of which resulted from the China transaction beginning in August 2002). U.S. revenues continued to decline, approximately $2.8 million lower than 2001 levels, as we awaited FDA approval for the treatment of hyperopia with or without astigmatism.

         Cost of Revenues; Gross Profit. For the years ended December 31, 2002 and 2001, gross profit margins were 45% and 58%, respectively. The gross margin decrease during the year ended December 31, 2002 was primarily attributable to the gain on the sale of the Blum Patent in 2001 and decreased sales and lower average selling prices of the our excimer laser system, causing overhead to be a higher percentage of sales. Excluding the gain on the sale of patent, the gross profit margin was 45% in 2001. The decreased number of laser sales resulted in a decrease in general overhead expenses of $0.8 million from 2001.

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

         Other General and Administrative Expenses. Other general and administrative expenses for the year ended December 31, 2002 decreased $10.9 million, or 46%, to $12.8 million from $23.8 million in 2001. This decrease was primarily due to a decrease in expenses incurred at our refractive products subsidiary of approximately $11.0 million that resulted from cost reductions associated with the sales and marketing, customer support and professional services departments of $4.7 million, $1.9 million in cost reductions in other departments, $0.8 million in reduced bad debt expense, $0.7 million of reductions in our European operation and a reduction of $2.9 million in legal fees related to patent issues and litigation. The patent litigation, which accounted for a significant portion of those legal fees, was settled in May 2001, and we have experienced a significant decrease in our legal expenses in 2002. Conversely, we incurred approximately $0.7 million in severance costs during 2002 related to staffing reductions.

         Selling-Related Expenses. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the year ended December 31, 2002 decreased $1.4 million, or 30%, to $3.3 million from $4.7 million during 2001. This decrease was primarily attributable to a $0.5 million decrease in sales commissions resulting from lower sales and a higher percentage of sales to distributors net of commissions, and a decrease of $0.9 million of warranty expense primarily related to decreased laser system sales and the terms on those sales.

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

         Litigation Settlement Expense. During the year ended December 31, 2002, litigation settlement expenses include $140,000 related to the settlement of litigation with a former shareholder of TFG, while 2001 includes approximately $0.6 million in payments related to the May 2001 settlement of patent litigation.

         Loss From Operations. The operating loss for the year ended December 31, 2002 was $13.3 million compared to the operating loss of $22.8 million in 2001. This decrease in the loss from operations was primarily due to reductions in operating expenses that more than offset the decrease in sales and related margins of our excimer laser systems.

         Other Income and Expenses. Interest and dividend income for the year ended December 31, 2002 was $0.3 million, a decrease of $0.3 million from 2001. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. Interest expense for the year ended December 31, 2002 was $0.6 million, an increase of $0.1 million over 2001 as a result of our loan transaction with GE in March 2001.

         Income Taxes. For the years ended December 31,2002 and 2001, LaserSight had no income tax expense.

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

         Loss Per Share. The loss per basic and diluted share was $0.51 for the year ended December 31, 2002 and $1.04 for in 2001. Since the beginning of 2001, the weighted average shares of common stock outstanding increased primarily due to the conversion of preferred stock during May and October 2002 and the issuance of common stock related to our July 2001 financing.


Liquidity and Capital Resources

         On September 5, 2003 the company filed for Chapter 11 bankruptcy protection and reorganization. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief are stayed while the Company continues business operations as Debtor-in-possession. The Company operated in this manner from September 5, 2003 through June 10, 2004, when a final bankruptcy release was obtained. As a result of the bankruptcy re-structuring, the Company expects to record credits for debt forgiveness of approximately $15.6 during the three months ended June 30, 2004. Additionally, the Company recognized re-structuring charges of approximately $7.6 million during 2003 for patent impairments and inventory write offs. The Company cancelled all of its outstanding common and preferred stock, including warrants and options, and issued 9,997,195 new common shares on June 30, 2004. The Company emerged from bankruptcy on June 30,2004 with approximately $0.7 million in unsecured liabilities, $2.1 million in secured debt to GE, approximately $5.4 million in deferred revenue and approximately $1.0 million of DIP financing provided by NIIC. NIIC converted $1.0 million of the DIP financing for additional equity.

         With the new revenues being generated from NIIC and projected sales to other customers, management expects that LaserSight's cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet its anticipated operating cash requirements for the next several months. This expectation is based upon assumptions regarding cash flows and results of operations over the next several months and is subject to substantial uncertainty and risks beyond our control. If these assumptions prove incorrect, the duration of the time period during which LaserSight could continue operations could be materially shorter. We continue to face liquidity and capital resource issues relative to the timing of the successful completion of new sales compared to our ongoing payment obligations. To continue our operations, we will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history. While we are working to achieve these improved results, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures.

         The risks and uncertainties regarding management's expectations are also described under the heading "Risk Factors and Uncertainties--Financial and Liquidity Risks."

         Our expectations regarding future working capital requirements and our ability to continue operations are based on various factors and assumptions that are subject to substantial uncertainty and risks beyond our control, and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in LaserSight incurring unforeseen expenses, being unable to generate additional sales, to collect new and outstanding accounts receivable, to control expected expenses and overhead, or to negotiate payment terms with creditors, and we would likely be unable to continue operations.

         We have actively sought additional funds through the possible sale of certain Company assets which would provide temporary relief from our current liquidity pressures.

         On March 12, 2001, the Company established a $3.0 million term loan and $10.0 million revolving credit facility with GE. We borrowed $3.0 million under the term loan at an annual rate equal to two and one-half percent (2.5%) above the prime rate. Interest is payable monthly and the loan was required to be repaid on March 12, 2003. As of December 31, 2003, the outstanding principal on our term loan is approximately $1.8 million. Under our credit facility, we had the option to borrow amounts at an annual rate equal to one and one-quarter percent (1.25%) above the prime rate for short-term working capital needs or such other purposes as approved by GE. Borrowings were limited to 85% of eligible accounts receivable related to U.S. sales. Eligible accounts receivable were to be primarily based on future U.S. sales, which did not increase as a result of our decision to not actively market our laser in the U.S. until we receive additional FDA approvals. See "Industry and Competitive Risks--We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals."

         Borrowings under the loans are collateralized by substantially all of the Company's assets. The term loan and credit facility require us to meet certain covenants, including the maintenance of a minimum net worth. The terms of the loans originally extended to March 12, 2003. In addition to the costs and fees associated with the transaction, we issued to GE a warrant to purchase 243,750 shares of common stock at an exercise price of $3.15 per share. The warrant was to expire on March 12, 2004. On August 15, 2002, GE provided a waiver of our prior defaults under our loan agreement pending the funding of the equity portion of the NIMD transaction. Upon receipt of the equity investment in October 2002, revised covenants became effective that decreased the required minimum level of net worth to $2.1 million, decreased minimum tangible net worth to negative $2.8 million and decreased required minimum quarterly revenues during the last two quarters of 2002 and the first quarter of 2003. In exchange for the waiver and revised covenants, the Company paid $150,000 in principal to GE upon the receipt of the equity investment in October 2002 and agreed to increase other monthly principal payments to $60,000 in October 2002 and to $40,000 during each of November and December 2002 and January 2003, with the remaining principal due on March 12, 2003.

         On March 12, 2003, our loan agreement with GE was extended by 30 days from March 12, 2003 to April 11, 2003. On March 31, 2003, our loan agreement with GE was amended again. In addition to the amendment, GE waived our failure to comply with the net revenue covenant for the fourth quarter of 2002. In exchange for the amendment and waiver, we paid approximately $9,250 in fees to GE and agreed to increase our monthly principal payments to $45,000 beginning in April 2003. Revised covenants became effective on March 31, 2003 that decreased the minimum level of net worth to $1.0 million, minimum tangible net worth to negative $4.0 million and minimum quarterly net revenue during 2003 to $2.0 million. We agreed to work in good faith with GE to adjust these covenants by May 31, 2003 based on our first quarter 2003 financial results and our ongoing efforts to obtain additional cash infusion. As discussed above, On June 20, 2003 LSI announced that it had been advised by GE that its loans to the Company were in default due to an adverse material change in the financial condition and business operations of the Company. The Company continued to negotiate with GE during the June and July of 2003, until a new agreement was executed on August 28, 2003 providing for an extension of the loans through January 2005.

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

         Our ability to continue operations is based on factors including the success of our sales efforts in China and in other foreign countries where our efforts will initially be primarily focused, increases in accounts receivable and inventory purchases when sales increase, the uncertain impact of the market introduction of our AstraMax diagnostic workstations, and the absence of unanticipated product development and marketing costs. See "Risk Factors and Uncertainties--Industry and Competitive Risks--"

Effect of Recent Accounting Pronouncements


         In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal
Activities." This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits Restructuring." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Company will be required to implement Statement No. 146 on January 1, 2003. The adoption of Statement No. 146 did not have a material effect on the Company's consolidated financial statements.

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

         In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial position or results of operations.

         In December 2003, the FASB revised Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which it had originally issued in January 2003. As revised, FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As revised, application of

FIN 46 is required for interests in special-purpose entities for periods ending after December 15, 2003. Application for all other types of entities covered by FIN 46 is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 as revised, is not expected to have a material impact on our financial position or results of operations.

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

         In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition" which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our financial position or results of operations.

Contractual Obligations

      Contractual obligations represent future cash commitments and liabilities under agreements with third parties, and exclude contingent liabilities which we cannot reasonably predict future payment. The following chart represents our contractual obligations, aggregated by type, as of December 31, 2003:




       Contractual obligations                                    Payments due by period
                                                   Less that 1                                  Over
                                      Total            year      2-3 years      3-5 years     5 years

GE Debt Obligations                 1,843,313       1,843,313            -              -           -
DIP Financing Obligation              750,000         750,000            -              -           -
Operating Lease Obligations           636,000         367,000      269,000              -           -
                                    ------------------------------------------------------------------
                                    3,229,313       2,960,313      269,000              0           0
                                    ==================================================================


Off-Balance Sheet Arrangements

      We have no other long-term debt commitments and no off-balance sheet financing vehicles.

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

         Revenue Recognition

         We derive our revenue from primarily two sources: (i) product revenue and (ii) royalty revenue. The Company recognizes revenue on its products upon shipment, provided that the persuasive evidence of an arrangement is in place, the price is fixed or determinable, collectibility is reasonably assured, and title and risk of ownership have been transferred. Transfer of title and risk of ownership occurs when the product is shipped to the customer, as there are no customer acceptance provisions in our sales agreements. Should management determine that customer acceptance provisions are modified for certain future transactions, revenue recognition in future reporting periods could be affected. Royalty revenue from the license of patents owned is recognized in the period earned. When we issue paid-up licenses, the revenue is recognized over the remaining life of the patent licensed on a straight-line basis. Revenues in multiple element arrangements are allocated to each element based upon the relative fair values of each element, based upon published list prices in accordance with Emerging Issues Task Force (EITF) 00-21, "Revenue Arrangements with Multiple Deliverables." We recognize revenue from sales of our topography software in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition" as amended by SOP 98-9, "Modification of SOP 97-2 with Respect to Certain Transactions." In addition to the criteria listed above, revenue is recognized when the arrangement does not require significant customization or modification of the software.

         Product Warranty Reserves

         We provide for the estimated costs of product warranties at the time revenue is recognized. Our estimate of costs to service the warranty obligations is based on historical experience, including the types of service/parts required to repair our products, the frequency of warranty calls, and the component cost of the raw materials and overhead. Management believes that the warranty reserve is appropriate; however, to the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty liability would be required. All pre-petition warranty obligations were nullified in bankruptcy.

         Allowance for Doubtful Accounts

         We must make estimates of the uncollectibility of our accounts and notes receivable balances. We estimate losses based on the overall economic climate in the countries where our customers reside, customer credit-worthiness, and an analysis of the circumstances associated with specific accounts which are past due. Our accounts and notes receivable balance was $8.5 million, net of allowance for doubtful accounts of $8.4 million, as of December 31, 2003. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We continually evaluate the adequacy of our allowance for doubtful accounts.


         We sold products to customers, at times extending credit for such sales. Exposure to losses on receivables is principally dependent on each customer's financial condition and their ability to generate revenue from our products. We monitor our exposure for credit losses and maintain allowances for anticipated losses.

         The increases in the provision for bad debts relates to establishing allowances for uncollectible receivables from prior period sales. The increases are the result of events and circumstances that could not realistically be foreseen at the time sales were completed. In addition, during our recent period of declining revenues, the relationship between the bad debts that resulted from these events compared to lower revenues is magnified. Such events and circumstances include FDA approvals on our laser system that took longer than anticipated, economic downturns in certain countries or regions of the world and the terrorist attacks that affected personal spending decisions, the business levels of many of our customers and our filing of Chapter 11 in September 2003. Some of these items are always possible, and have been disclosed by the Company in times past as risk factors. Others could not be foreseen without the benefit of hindsight.

         We anticipate collection at the time of shipment of each of our products for two main reasons. First, our laser system is a revenue-producing product for our customers; the more it's used, the more revenue physicians can generate. Second, our laser system provides for periodic passwords to customers who have payment plans. Therefore, if a customer owes us money and wants to use his system, the customer will need to pay the amount owed in order to use the laser system beyond a designated period of time. This control has been successfully used in many cases to ensure payment. However, in some cases, magnified by the economic other factors facing us and some of our customers over the last couple of years, the inability to use the laser was not enough incentive to force payment.

         In response, we have implemented certain changes over the course of the last year in response to the world events and in an effort to improve the collectibility of our sales, which are primarily in international markets. The changes generally involve significantly higher down payments prior to shipping and shorter payment terms for the balance of the sales price of laser systems. Therefore, the Company expects its bad debt levels to be reduced in the future while revenues are anticipated to increase. The increased revenues are resulting from the NIMD transaction. The payment for these sales was covered under irrevocable letters of credit, providing for payment upon the presentation of shipping documents.

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

         Sales to the NIMD group are secured by letters of credit and payable upon shipment of products and presentation of shipping documents. In international markets, unless a letter of credit or other acceptable security has been obtained, we generally require a down payment or deposit from our laser system customers.

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

         We continue to be challenged by our significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. Although the Chapter 11 re-organization in September of 2003 and resultant re-structuring will relieve the Company of substantial debt, we need to increase sales to NIMD and to other customers, and/or decrease expenses further, before we will reach profitability or positive cash flow. Our future working capital requirements and our ability to continue operations are based on various factors and assumptions, which are subject to substantial uncertainty and risks beyond our control, and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in LaserSight being unable to generate additional sales or collect new and outstanding accounts receivable. Any such adverse developments may also result in the incurrence of unforeseen expenses or LaserSight being unable to control expected expenses and overhead. If we fail to generate additional sales and collect new and outstanding accounts receivable or incur unforeseen expenses or fail to control our expected expenses and overhead, we will be unable to continue operations in the absence of obtaining additional sources of capital.

         The timing of the conversion of our current assets into cash is not totally in our control. For example, we cannot dictate the timing of the collection of our accounts receivable with our customers, and converting our inventory into cash is dependent on our ability to generate new sales with our products and collect the sales price in a timely manner. While to date we have been able to negotiate limited payment terms with our suppliers and other creditors, there is no assurance that we can continue to do so.

         We experienced significant net losses and deficits in cash flow from operations for the years ended December 31, 2003, 2002 and 2001, as set forth in the following table. We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future.

                                           Year Ended December 31,
                                    2001             2002           2003
                                    ----             ----           ----
Net loss                        $26.2 million   $13.6 million   $23.5 million
Deficit in cash flow from
operations                      $17.7 million    $2.7 million    $1.0 million

         In the longer term, our expectations are based on additional factors including: the success of our sales efforts in China, where our efforts will initially be primarily focused, increases in accounts receivable and inventory purchases when sales increase, AstraMax diagnostic workstations and AstroPro diagnostic software, and the absence of unanticipated product development and marketing costs. These factors and assumptions are subject to substantial uncertainty and risks beyond our control, and no assurances can be given that these expectations will prove correct. These risks and uncertainties include:

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

         With respect to management's expectations regarding LaserSight's ability to continue operations for the future period and the risks and uncertainties relating to those expectations, readers are encouraged to review the discussions under the captions "--If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses, and we may experience difficulty collecting restructured receivables with extended payment terms," "--Industry and Competitive Risks--" "--Additional Company and Business Risks--Required per procedure fees payable to VISX under our license agreement may exceed per procedure fees collected by us," and "--Our supply of certain critical components and systems may be interrupted because of our reliance on a limited number of suppliers." These risks and uncertainties can affect LaserSight's ability to continue operations for the future period in the absence of obtaining additional capital resources

         If we fail to meet the financial covenants in our loan with GE, we will not have enough available cash to pay the amount owed.

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

         Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $8.4 million at December 31, 2003, will be sufficient to cover the amount of our actual write-offs over time. At December 31, 2003, our net trade accounts and notes receivable totaled approximately $8.5 million. Actual write-offs that exceed amounts reserved could have a material adverse effect on our consolidated financial condition and results of operations. The amount of any loss that we may have to recognize in connection with our inability to collect receivables is principally dependent on our customers' ongoing financial condition, their ability to generate revenues from our laser systems, and our ability to obtain and enforce legal judgments against delinquent customers. As a result of the Chapter 11 filing on September 5, 2003, the Company lost the ability to vigorously collect on these accounts receivable and accordingly further increased the reserves for estimated losses as part of the re-structuring costs recorded in the second quarter. The portion of the re-structuring costs attributable to our reserves for estimated losses was approximately $3.5 million. Additionally, as a result of the Chapter 11 petition and resultant re-structuring, a significant portion of the approximately $1.6 million of accrued commissions was eliminated. The Company hired a collection agency in 2004 with no success.

         Our ability to evaluate the financial condition and revenue-generating ability of our prospective customers located outside of the U.S. and our ability to obtain and enforce legal judgments against customers located outside of the U.S. is generally more limited than for our customers located in the U.S. Our agreements with our international customers typically provide that the contracts are governed by Florida law. We have not determined whether or to what extent courts or administrative agencies located in foreign countries would enforce our right to collect such receivables or to recover laser systems from customers in the event of a customer's payment default. When a customer is not paying according to established terms, we attempt to communicate and understand the underlying causes and work with the customer to resolve any issues we can control or influence. Since the September 5, 2003 bankruptcy petition, we have been unable to resolve some customer's issues and were unable to collect our receivable, either on the original schedule or under restructured terms. We evaluate our legal and other alternatives based on existing facts and circumstances. In most cases, we have concluded that the account should be written off as uncollectible based on the economic condition in the region and our understanding of the customer's business and related items. The reserves and write-offs are generally the result of events and circumstances that could not realistically be foreseen at the time sales were completed. In addition, during our recent period of declining revenues, the relationship between the bad debts that resulted from these events compared to lower revenues is magnified. Events and circumstances that impact our bad debt expense include FDA approvals on our laser system that took and are taking longer than anticipated, economic downturns in certain countries or regions of the world, including the U.S. and South and Central America, and the terrorist attacks that affected personal spending decisions of consumers, and thus the business levels of many of our customers. Accounts written off during the year ended December 31, 2003 and 2002 totaled approximately 92% and 22%, respectively, of ending receivables for each period. International revenues represented 96% and 83% of total revenues during the year ended December 31, 2003 and 2002.

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

          In light of our lack of successful commercially introducing or achieving broad market acceptance of our UltraShaper durable keratome or our other keratome products, the Company elected to discontinue this product line in September of 2003 as part of the re-focus of the business to core products. As a result the Company will record substantial additions to its inventory reserves as part of its re-structuring costs. As of June 30, 2003 the Company added an additional amount of approximately $3.6 million to such inventory reserves, which are classified as cost of revenues. See also "--Additional Company and Business Risks--Required minimum payments under our keratome license agreement may exceed our gross profits from sales of our keratome products."


         The vision correction industry currently consists of a few established providers with significant market shares and we are encountering difficulties competing in this highly competitive environment.

         The vision correction industry is subject to intense, increasing competition, and we do not know if we will be able to compete successfully against our current and future competitors. Many of our competitors have established products, distribution capabilities and customer service networks in the U.S. marketplace, are substantially larger and have greater brand recognition and greater financial and other resources than we do. VISX, the historical industry leader for excimer laser system sales in the U.S., sold laser systems that performed a significant majority of the laser vision correction procedures performed in the U.S. from 1999 through 2003. Similarly, Bausch & Lomb sold a significant majority of the keratomes used by refractive surgeons in the U.S. from 1999 through 2003. Alcon, one of the largest ophthalmic companies in the world, and its narrow beam laser technology platform also competes directly with our precision beam, scanning microspot LaserScan LSX excimer laser system. In addition, Alcon, as a result of its acquisition of Summit Autonomous Inc., is able to sell its narrow beam laser systems under a royalty-free license to certain VISX patents without incurring the expense and uncertainty associated with intellectual property litigation with VISX. Alcon also has the ability to leverage the sale of its laser systems with its other ophthalmic products, and has placed a significant number of its lasers systems in the U.S. Competitors are using our weak financial condition to dissuade potential customers from purchasing our laser.


         Many of our competitors received earlier regulatory approvals and may have a competitive advantage over us due to the subsequent expansion of their regulatory approvals and their substantial experience in the U.S. market.

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

         Our LaserScan LSX is currently approved in the U.S. for the LASIK treatment of nearsightedness with and without astigmatism for a range of treatment of refractive errors up to -6.0 diopters MRSE with or without a refractive astigmatism up to 4.5 diopters and for the Photorefractive Keratectomy, or PRK, treatment of low to moderate nearsightedness (up to -6.0 diopters) without astigmatism. Additionally, we have received FDA approval to operate our laser systems at a repetition rate of 300 pulses per second, three times the originally approved rate. We do not intend to sell our laser systems in the U.S. until future cash flows permit us to file FDA supplements.

         Competitors' earlier receipt of LASIK and farsightedness-specific FDA regulatory approvals have given them a significant competitive advantages that have impeded our ability to successfully sell our LaserScan LSX system in the U.S.


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

         Unfavorable side effects and potential complications that may result from the use of laser vision correction systems manufactured by any manufacturer may broadly affect market acceptance of laser-based vision correction surgery. Any adverse consequences resulting from procedures performed with a competitor's systems or an unapproved laser system could adversely affect consumer acceptance of laser vision correction in general. In addition, because laser vision correction is an elective procedure that is not typically covered by insurance and involves more significant immediate expense than eyeglasses or contact lenses, adverse changes in economy may cause consumers to reassess their spending choices and to select lower-cost alternatives for their vision correction needs. Any such shift in spending patterns could reduce the volume of LASIK procedures performed that would, in turn, reduce the number of laser systems sold and our revenues from per procedure fees.

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

         As is typical in the case of new and rapidly evolving industries, the demand and market for recently introduced products and technologies is uncertain, and we cannot be certain that our LaserScan LSX and AstraScan XL laser systems or future new products and enhancements will be accepted in the marketplace. In addition, announcements or the anticipation of announcements of new products, whether for sale in the near future or at some later date, may cause customers to defer purchasing our existing products.

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

         In addition to the risk that our refractive lasers will not be accepted in the marketplace, we are required to pay VISX a royalty for each procedure performed in the U.S. using our refractive lasers. The required per procedure fees we are required to pay to VISX may exceed the per procedure fees we are able to charge and/or collect from refractive surgeons. If the per procedure fees we are required to pay to VISX exceed the per procedure fees we are able to charge and/or collect from refractive surgeons, we would have to pay the VISX per procedure fees out of our limited available cash reserves. During each of the years 2002 and 2003, the per procedure fees we are required to pay VISX did not exceed per procedure fees collected by us.

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

         Our international sales accounted for 96% and 83% of our total revenues during the years ended December 31, 2003 and 2002, respectively. In the future, we expect that international sales, especially to China, will represent a higher percentage of our total sales. We are presently focusing our sales efforts on international sales in China.

         International sales of our products may be limited or disrupted by:

         o  the imposition of government controls;
         o  export license requirements;
         o  economic or political instability;
         o  trade restrictions;
         o  difficulties in obtaining or maintaining export licenses;
         o  health concerns in China and other areas;
         o  changes in tariffs; and
         o  difficulties in staffing and managing international operations.

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

         Our auditors' reports for the year ended December 31, 2002 and 2003 include an explanatory paragraph regarding our ability to continue as a going concern.

         Our auditors' reports included an explanatory paragraph regarding our ability to continue as a going concern because we have incurred significant losses and negative cash flows from operations for several years and our ability to raise or generate enough cash to survive is questionable. The going concern opinion has been used by competitors in an attempt to negatively impact our sales and has resulted in shorter payment terms to meet the demands of some of our vendors.


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


         We are no longer listed on the NASDAQ Small Cap Market - now traded on the "Pink Sheets"; the market price of our common stock may continue to experience extreme fluctuations due to market conditions that are unrelated to our operating performance.

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

         We asked for an extension to May 1, 2003 to file the definitive proxy. On April 25, 2003, we again asked for a further extension. But because we did not timely meet the requirements, our request for an extension was denied. As a result, NASDAQ's Listing Qualification Panel determined that our securities would be delisted from NASDAQ's Small Cap Market effective April 30, 2003. Our common stock was then listed in the OTC Bulletin Board. The Company failed to file its second quarter SEC Form 10-Q due on August 14, 2003. The Company did file a Form 12b-25 on August 14, 2003 advising that the Company would not file the quarterly report timely.

         LSI traded on NASDAQ through April 29, 2003 as LASE and LASEC (March 5, 2003 - April 29, 2003). On April 30, 2003 it commenced trading on OTC Bulletin Board as LASE. The OTCBB symbol was changed on August 27, 2003 to LASEE due to the late filing status of the company. The Company was dropped from the OTC Bulletin Board and commenced trading on the "Pink Sheets" on Sep 27, 2003 with the symbol LASEQ. (Q indicates bankruptcy) This is a conditional listing due to the bankruptcy filing by the company. As mentioned above, the existing common and preferred shares, including options and warrants, we cancelled pursuant to the Company's re-organization plan. New common shares of 9,997,195 were issued on June 30, 2004 and commenced trading via the "Pink Sheets" under the symbol LRST.

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

         Sales, or the possibility of sales, of substantial amounts of our common stock in the public market could adversely affect the market price of our common stock. Substantially all of our 27,841,941 shares of common stock outstanding at December 31, 2003 were freely tradable without restriction or further registration under the Securities Act of 1933, except to the extent such shares are held by "affiliates" as that term is defined in Rule 144 under the Securities Act or subject only to the satisfaction of a prospectus delivery requirement. An additional 9,280,647 shares of preferred stock, convertible into 18,561,294 shares of common stock, were issued in October 2002 upon the funding of the equity investment portion of the China Transaction. We had agreed to register the shares of common stock under the Securities Act of 1933, and, once registered, the shares would be available for sale.

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

         The terms of the NIIC transaction will in all probability prevent or discourage an acquisition or change of control of LaserSight.

         As a result of the Chapter 11 petition, and subsequent re-structuring, NIIC will initially control 7,210,000 or 72% of the newly issued 9,997,195 common shares. Under certain circumstances their control could increase to approximately 74%.


Risks Relating to Intangibles

         Amortization and charges relating to our significant intangible assets could adversely affect our stock price and reported net income or loss.

         Of our total assets at December 31, 2003, approximately $0.5 million, or 15%, were intangible assets. Any reduction in net income or increase in net loss resulting from the amortization of intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

         The Company believes that its exposure to market risk for changes in interest and currency rates is not significant. The Company's investments are limited to highly liquid instruments - generally cash and cash equivalents. All of the Company's transactions with international customers and suppliers are denominated in U.S. dollars.

Item 8.  Financial Statements and Supplemental Data

         Consolidated   financial   statements   prepared  in  accordance   with
Regulation S-X are listed in Item 15 of Part IV of this Report, are attached to this Report and incorporated in this Item 8 by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 12, 2004, the Board of Directors authorized the engagement of Moore Stephens Lovelace, P.A. to serve as independent public accountants for the fiscal year ended December 31, 2003. KPMG LLP (KPMG) had been engaged as independent public accountants for the Company for the most recent fiscal year until their resignation on March 16, 2004. That determination was a decision of KPMG LLP and was not recommended or approved by the audit committee of the board of directors of the Registrant.

KPMG LLP's most recent audit report was on the consolidated financial statements of the Registrant as of and for the year ended December 31, 2002. The audit reports of KPMG LLP on the consolidated financial statements of the Registrant as of and for the years ended December 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows:

KPMG LLP's reports on the consolidated financial statements of the registrant as of and for the years ended December 31, 2002 and 2001, contained a separate paragraph stating, "The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During the Registrant's two fiscal years ended December 31, 2002 and 2001, and during the subsequent period preceding the date of KPMG LLP's resignation, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to their satisfaction, would have caused them to make reference in connection with their report to the subject matter of the disagreement. No other event has occurred with respect to the Registrant and KPMG LLP for which disclosure would be required pursuant to paragraph (a)(1)(v) of Item 304 of Regulation S-K.

KPMG LLP did not issue an audit report on the financial statements of the Registrant as of and for the year ended December 31, 2003, or for any subsequent period preceding the date of KPMG LLP's resignation, as the Registrant has not filed any financial statement subsequent to March 31, 2003. KPMG LLP did review the Registrant's financial statements included in its Form 10-Q for the quarterly period ended March 31, 2003.

Item 9A. Controls and Procedures

         Based on their evaluation within 90 days prior to the filing date of this Annual Report on Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Act.

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

Name                         Age                  Title                     Director Since
----                         ---                  -----                     --------------


Danghui ("David") Liu        42     President and Chief Executive Officer         N/A
Guy W. Numann                72     Director                                      2000
Xian Ding Weng               42     Chairman of the Board                         2002
Stephen Shi                  48     Director                                      2002
Ying Zhi Gu                  55     Director                                      2002
Dorothy M. Cipolla           48     Chief Financial Officer                       N/A

         Mr. Liu has served as President and Chief Executive Officer of LaserSight since August 2003. He was previously the Vice President of Technical Marketing from September 2002 until 2003. He was Director R&D for Diagnostic products from March 2000 until January 2002.

         Mr. Numann is retired from Harris Corporation where he served as president of the company's Communication Sector from 1989 until his retirement in 1997. From 1984 to 1989 Mr. Numann served as senior vice president and group executive for the Communication Sector. Mr. Numann currently serves as a member of Rensselaer Polytechnic Institute's School of Engineering Advisory Board.

         Mr. Weng founded New Industries Investment Co., Ltd., (NIIC) in Shenzhen, China in 1993. He has been President and Chief Executive Officer of NIIC for nine years. Mr. Weng has also been the Chairman of the Board of Venture Capital Ltd., Medical Development Ltd. and Consultant Ltd., subsidiaries of NIIC.

         Mr.  Shi  has  served  as a  professional  manager  of  New  Industries
Investment Co., Ltd. since 1997. In NII group, Mr. Shi currently is Chief Operating Officer of Venture Capital Ltd. Mr. Shi has also been Chief Executive Officer of Shenzhen New Industries Medical Development Co., Ltd. since March 2002.

         Ms. Gu has been President of Y.F.K. Import and Export Corporation, a privately held medical equipment distributor/consulting firm specializing in ophthalmology and dermatology, since 1986. She has also been the Vice President of Finance in NBM Publishing, Inc., a privately held publishing company, since 1989.

         Ms. Cipolla has served as Chief Financial Officer and Secretary of LaserSight since March 2004. Prior to joining LaserSight, she has served in various  financial  management  positions.  From  1994 to  1999,  she was  Chief
Financial Officer and Treasurer of Network Six, Inc., a NASDAQ listed professional services firm. From 1999 to 2002, Mrs. Cipolla was Vice President of Finance with Goliath Networks, Inc., a privately held network consulting company. From 2002 to 2003, Ms. Cipolla was Department Controller of Alliant Energy Corporation, a regulated utility.

         Code of Ethics for Chief Executive Officer and Senior Financial
Officers

         The Company is developing a code of ethics for the CEO and Senior Financial Officers (Code of Ethics) which is required to be signed by each such officers, and is maintained on file by the Company.

Audit Committee and Audit Committee Financial Expert

         Two members of the Company's Board of Directors, Guy Numann and Ying Gu, currently serve as the audit committee. The Audit Committee does not currently have a member designated as the financial expert.

Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires LaserSight's officers and directors, and persons who own more than 10% of the outstanding common stock, to file reports of ownership and changes in ownership of such securities with the SEC. Officers, directors and over-10% beneficial owners are required to furnish LaserSight with copies of all
Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to LaserSight, and/or written representations from certain reporting persons that no other reports were required, LaserSight believes that all Section 16(a) filing requirements applicable to its officers, directors and over-10% beneficial owners during or with respect to the year ended December 31, 2003 were met.

Item 11.  Executive Compensation

         The following table sets forth summary information concerning the compensation paid or earned for services rendered to LaserSight in all capacities during 2001, 2002 and 2003 for LaserSight's Chief Executive Officer, each of LaserSight's other executive officers serving at December 31, 2003 whose total annual salary and bonus for 2003 exceeded $100,000 and former executive officers for which disclosure is required. No restricted stock or stock appreciation rights were granted and no payouts under any long-term incentive plan were made to any of the named executive officers in 2001, 2002 or 2003. We use the term "named executive officers" to refer collectively to these individuals later in this Form 10-K.



                           Summary Compensation Table
                                                                                                Long Term
                                                                                               Compensation
                                                         Annual Compensation                      Awards
                                                         -------------------                      ------
                                                                            Other Annual        Securities
                                                                               Compen-          Underlying           All Other
Name and Principal Position         Year       Salary ($)      Bonus ($)       sation         Options/SARs (#)      Compensation
---------------------------         ----       ----------      ---------      -------         ----------------      ------------
Michael R. Farris                   2003         $216,814           --             --                 --              15,000 (6)
    Former President and CEO        2002          262,765           --         $25,000 (1)       100,000 (3)              --
                                    2001          278,553           --             --            200,000 (3)              --

Jack T. Holladay, M.D. Former       2003           83,333           --             --                 --                  --
    Medical Director                2002          200,000           --             --             75,000 (4)              --
                                    2001          200,000           --             --             25,000 (4)              --

Gregory L. Wilson       Former      2003          134,127           --             --                 --                  --
    Chief Financial Officer         2002          192,400           --           7,215 (2)        50,000 (5)              --
                                    2001          185,185           --             --            130,000 (5)              --

Danghui Liu                         2003          153,958         25,800           --                 --                  --
     Interim President and CEO,     2002          105,540           --             --                 --              6,184 (7)
    COO                             2001          110,040           166            --                 --                  --

Richard K. Davis                    2003          127,917           --             --                 --                  --
    Vice President, Engineering     2002          130,000           --             --                 --                  --
                                    2001          130,000           --             --                 --                  --

         (1) Consists of a one-time award approved by the board of directors in October 2002.

         (2) Consists of retroactive pay during 2002 to compensate for a voluntary pay reduction taken during 2001.

         (3) Mr. Farris resigned on August 22, 2003. All options were expired after 30 days.

         (4) Dr. Holladay resigned on September 4, 2003. All options expired after 30 days.

         (5) Mr. Wilson resigned on April 5, 2003. All options expired after 30 days.

         (6) Forgiveness of $15,000 in personal debt on corporate credit card.

         (7) Consists of relocation reimbursement and travel allowance paid.

         No Options / SARs were granted during 2003. On June 30, 2004, all Outstanding Options were cancelled per the Company's re-organization plan.

         The following table sets forth certain information relating to options held by the named executive officers at December 31, 2003:


               Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Values
                                                                    Number of Securities
                                                                   Underlying Unexercised
                                                                      Options/SARs at            Value of Unexercised
                                                                      Year-End (#)(1)            In-the-Money Options/
                                                                      ---------------
                                                                                              SARs at Year-End ($)(1)(2)
                                  Shares
                                Acquired on         Value               Exercisable/                 Exercisable/
Name                           Exercise (#)    Realized ($)(1)         Unexercisable                 Unexercisable
----                           ------------    ---------------         -------------                 -------------

Michael R. Farris                   --                --                   -- (3)                         --
Jack T. Holladay, M.D.              --                --                   -- (4)                         --
Gregory L. Wilson                   --                --                   -- (5)                         --
Danghui Liu                         --                --                 35,000 / 0                      0 / 0
Richard K. Davis                    --                --              170,000 / 10,000                   0 / 0



         (1) No Options / SARs have been issued by LaserSight in 2003.

         (2) Based on the $0.01 closing price of the common stock on The NASDAQ Stock Market on December 31, 2003 when such price exceeds the exercise price for an option.

         (3) Mr. Farris resigned on August 22, 2003. All options expired after 30 days.

         (4) Dr. Holladay resigned on September 4, 2003. All options expired after 30 days.

         (5) Mr. Wilson resigned on April 5, 2003. All options expired after 30 days.

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

Employment Agreements

         When the Company filed for Chapter 11 protection on September 5, 2003 all employment agreements in effect prior to that time were canceled. At

December 31, 2003 there were no employment contracts in effect.

Relocation Agreements

         When the Company filed for Chapter 11 protection on September 5, 2003 all relocation agreements in effect prior to that time were canceled. At December 31, 2003 there were no relocation agreements in effect.

Compensation Committee Interlocks and Insider Participation

         During 2003, the role of the Compensation Committee was performed by the board of directors as a whole.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding ownership of LaserSight's voting securities, as of December 31, 2003:

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
                                                   Common
                                                   Stock         Series H
        Name and Address of Beneficial Owner      Ownership      Preferred
        ------------------------------------      ---------      ---------
                                                    (1)

Directors and Executive Officers:
   David Liu                                        44,998(2)

   Dorothy M. Cipolla                                     *
   Stephen Shi                                     172,300(4)
   Richard K. Davis                                170,000(2)
   Guy W. Numann                                   170,000(2)

   Ying Zhi Gu                                      97,660

   Xian Ding Weng                                         *

     Michael R. Farris                             276,000(3)
     Jack T. Holladay, M.D.
                                                     2,000
     Gregory L. Wilson                              15,000


   TLC Laser Eye Centers Inc.                    3,221,883(5)
   5280 Solar Drive                                    11.5%
   Suite 300
   Mississauga, Ontario
   Canada L4W 5M8

   New Industries Investment Consultants (H.K.)                  9,280,647   (6)
   Shenzhen, People's Republic of China                                     100%

*   Less than 1%.

(1) Each number of shares of common stock shown as owned in this column assumes the exercise of all currently-exercisable options and warrants and all options and warrants that will become exercisable within 60 days of March 28, 2004. Each percentage shown in this column assumes the exercise of all such options and warrants by the applicable person or group, but assumes that no options or warrants held by any other persons are exercised or converted. The exercise price of each of the options and warrants are significantly above the current trading price of common stock.

(2) Includes options (and 67,500 warrants in the case of Mr. Numann) to acquire shares of common stock which are now exercisable or will become exercisable within 60 days of March 28, 2004, as follows: Mr. Liu (35,000), Mr. Numann (102,500), Mr. Davis (170,000); and all directors and executive officers as a group (307,500).

(3) SunTrust Bank, was the holder of 412,200 shares of common stock pledged by Mr. Farris to secure a personal borrowing, gave given notice of its intention to sell those shares in compliance with Rule 144 (k) under the Securities Act of 1933 and to apply the net proceeds of the sales first to expenses and then to reduction of Mr. Farris' borrowing, with any excess to be remitted to Mr. Farris. Counsel to LaserSight has delivered its opinion that the shares may be sold in compliance with Rule 144 (k) and counsel for the bank has been authorized to, and has undertaken to, provide notice of any sale in sufficient time to permit Mr. Farris to file a Form 4 in time to comply with the current two day filing requirement of the Securities and Exchange Commission. As of March 28, 2004, 140,000 shares had been sold.

(4)      Includes 172,300 shares of common stock owned by Mr. Shi's spouse.

(5) Represents (a) 3,171,833 shares of common stock presently owned by TLC (based on information supplied to LaserSight as of March 6, 2003), and
         (b) 50,000 shares of common stock issuable to TLC upon exercise of all of its 50,000 warrants at a price of $5.125 per share.
(6) The holders of each share of series H preferred stock shall be entitled to the number of votes equal to the number of shares of series H preferred stock held by such stockholder at the Record Date.


Item 13.  Certain Relations and Related Transactions

         Indebtedness of Management. In accordance with an arrangement that has been in place since Mr. Farris first became employed by LaserSight, Mr. Farris utilized a company credit card for both business and non-business expenses and then reimbursed LaserSight for the non-business expenses, historically at a rate of $1,000 per month. Since the beginning of 2003 the aggregate amount of these non-business expenses has not exceeded $67,000. Mr. Farris continued to reimburse approximately $1,000 per month until he resigned in August of 2003. As part of his severance agreement, the board agreed to bonus Mr. Farris the $15,000 balance. Mr. Farris was not charged interest in connection with these loans.

         NIMD transaction. Through December 31, 2003, approximately $3.6 million worth of products were sold to Shenzhen New Industries Medical Development Co. Ltd. As a result of the Chapter 11 re-structuring, NIMD's affiliate, NIIC loaned $2.0 million to the Company. $1 million was converted for 6,850,000 shares of the 9,997,195 newly issued common stock. NIIC's preferred stock was converted into 360,000 common shares. In addition, NIIC can convert the remaining $1.0 million of that loan, subject to certain restrictions, to 2,500,000 shares of the Company's common stock and result in the purchaser holding approximately 76% of the Company's common stock.

Item 14.  Principal Accounting Fees and Services

                   During 2003 and 2002 the Company was billed by KPMG for the following services:

                                          2003              2002
                                          ----             ----
(a)      Audit fees:                    106,156           121,030
(b)      Audit-related fees             110,733           104,178
(c)      Tax fees                         1,250            31,500
(d)      All other fees                  37,375             9,050

                                        255,514           265,758

         All KPMG related work was approved in advance by the Audit Committee Chairman, David Perioni. Subsequent to Mr. Perioni's resignation in 2003, all work performed by auditors was approved by the remaining two members of the audit committee, Ms. Gu and Mr. Numann.

         On March 23, 2004, the Company announced the resignation of KPMG. On May 20, 2004 the Company announced the appointment of Moore Stephens Lovelace, P.A., a Winter Park, Florida based CPA firm qualified to do SEC audit engagements.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules.

(a) (1) The following financial statements and related items commence on page F-1:

             Independent Auditors' Reports

             Consolidated Balance Sheets as of December 31, 2003 and 2002.

             Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

             Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001.

             Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

             Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedules:

             None

     (3) Exhibits required by Item 601 of Regulation S-K.

            The Exhibit Index set forth on page 79 of this Form 10-K is hereby incorporated herein by this reference.

b) Reports on Form 8-K

            On November 13, 2003, we filed a Current Report on Form 8-K describing our press release dated November 13, 2003 announcing that the Company would not timely file its third quarter Form 10-Q due on November 14, 2003. The Company did file a Form 12b-25 on November 13, 2003 advising that the Company no longer had the financial resources or staff to file the quarterly reports on a timely basis. [As a late filer, the Company's securities are now traded in the over-the-counter (OTC) market via the "Pink Sheets."]


            On January 6, 2004, we filed a Current Report on Form 8-K describing our press release dated January 6, 2004 announcing the Company's receipt of the settlement proceeds from a shareholder derivative suit which had been pending in the United States District Court, Southern District of New York. The original action, in which LaserSight was a nominal defendant, was filed pursuant to Section 16 of the Securities Exchange Act of 1934. The Company received, net of court ordered fees and costs, approximately $250,000 of the $400,000 settlement. The report also disclosed that on January 5, 2004, the

            Company filed its Reorganization Plan ("Plan") with the U.S. Bankruptcy Court. The Plan was a result of negotiations with the various parties involved and provides in part for Debtor in Possession ("DIP") financing to be provided by New Industries Investment Consultants (H.K.) LTD ("NII"). NII is the Hong Kong based affiliate of Shenzhen New Industries Medical Development Co. ("Shenzhen New Industries"), Shenzhen, and the People's Republic of China. The Company had already received the first two transfers of funds from NII as part of the $2.0 million of DIP loans.

            On March 5, 2004, we filed a Current Report on Form 8-K announcing that the Company had filed its monthly operating reports for the period September 5, 2003, through January 31, 2004 (the "Operating Reports"). The Operating Reports were filed with the U.S. Bankruptcy Court for the Middle District of Florida - Orlando Division. Copies of the Operating Reports were attached as an exhibit to this filing.


            On March 15, 2004, we filed a Current Report on Form 8-K announced that the Company had employed Dorothy M. Cipolla, CPA, as Chief Financial Officer and Corporate Secretary.

            On March 16, 2004, we filed a Current Report on Form 8-K announcing that KPMG had resigned as the auditor of the Registrant as of that date. That determination was a decision of KPMG LLP and was not recommended or approved by the audit committee of the board of directors of the Registrant.

            On March 23, 2004, we filed a Current Report on Form 8-K announcing that the Company had filed its monthly operating report for the period February 1, 2004, through February 29, 2004 (the "Operating Report"). The Operating Report was filed with the U.S. Bankruptcy Court for the Middle District of Florida - Orlando Division. A copy of the Operating Report was attached as an exhibit to this filing.

                                INDEX TO EXHIBITS

Exhibit
Number                           Description
------      ------------------------------------------------------------------



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


     10.1 Incorporated (filed as Exhibit 10.39 to the Company's Form 10-K filed on March 31, 1999

     10.2 Registration Rights Agreement dated March 12, 2001 among LaserSight Incorporated and Heller Healthcare Finance, Inc. (filed as Exhibit 10.60 to the Company's Form 10-K filed on March 30, 2001*).

     10.3 Product Purchase Agreement dated August 15, 2002 between LaserSight Technologies, Inc. and Shenzhen New Industries Medical Development Co., Ltd. The Company undertakes to provide to the Commission upon its request the schedules omitted from this exhibit (filed as Exhibit 99.4 to the Company's Form 8-K filed on August 30, 2002*)**.

     10.4 Distribution Agreement dated August 15, 2002 LaserSight Technologies, Inc. and Shenzhen New Industries Medical Development Co., Ltd. (filed as Exhibit 99.5 to the Company's Form 8-K filed on August 30, 2002*)**.

     10.5 Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed under Item 9 to the Company's Form 8-K filed on August 14, 2002*).

     10.6 Amendment No. 2 to Loan and Security Agreement dated as of August 15, 2002 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc. (filed as Exhibit 10.1 to the Company's Form 10-Q filed on November 14, 2002*).

     10.7 Extension to Loan and Security Agreement dated as of March 12, 2003 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc. (filed as Exhibit 10.40 to the Company's Form 10-K filed on March 31, 2003*).

     10.8 Amendment No. 3 to Loan and Security Agreement dated as of March 31, 2003 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc. (filed as Exhibit 10.41 to the Company's Form 10-K filed on March 31, 2003*).

     Exhibit 11 Statement of Computation of Loss Per Share(Included in Financial Statements in Item 1 hereof)


     Exhibit 21   Subsidiaries of the Registrant

     Exhibit 23   Consent of KPMG LLP
                  Consent of Moore Stephens Lovelace, P.A.

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

Dated:   March 22, 2005            LASERSIGHT INCORPORATED

                                        By:     /s/ Danghui ("David") Liu
                                                --------------------------------
                                                Danghui ("David"), President and
                                                Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Danghui ("David") Liu                             Dated:   March 22, 2005
-------------------------------------------
Danghui ("David") Liu, President,
Chief Executive Officer and Director

/s/ Xing Ding Weng.                                   Dated::  March 22, 2005
-------------------------------------------
Xingding Weng,
Chairman of the Board, Director

/s/ Guy W. Numann                                     Dated::  March 22, 2005
-------------------------------------------
Guy W. Numann, Director

/s/ Ying Gu                                           Dated::  March 22, 2005
-------------------------------------------
Ying Gu, Director




/s/ Dorothy M. Cipolla                                Dated::  March 22, 2005
-------------------------------------------
Dorothy M. Cipolla, Chief Financial Officer
(Principal accounting officer)

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors and Stockholders
LaserSight Incorporated:

We have audited the accompanying consolidated balance sheet of LaserSight Incorporated and Subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserSight Incorporated and Subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

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

                                               /s/ Moore Stephens Lovelace, P.A.

Orlando, Florida
November 30, 2004

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



The Board of Directors and Stockholders
LaserSight Incorporated:

We have audited the accompanying consolidated balance sheet of LaserSight Incorporated and Subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserSight Incorporated and Subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with U.S. generally accepted accounting principles.

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

                                                     /s/ KPMG LLP

St. Louis, Missouri
March 21, 2003


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  December 31, 2003 and 2002
                           ASSETS                                                      2003           2002
                                                                                -------------    -------------
Current assets:
  Cash and cash equivalents .................................................   $     564,973    $   1,065,778
  Accounts receivable - trade, net ..........................................           7,626        3,811,065
  Notes receivable - current portion, net ...................................          72,765        1,763,106
  Inventories ...............................................................       3,361,985        8,928,099
  Deferred tax assets .......................................................               -           28,850
  Other current assets ......................................................         235,335          593,842
                                                                                -------------    -------------
                                      Total Current Assets ..................       4,242,684       16,190,740
Notes receivable, less current portion, net .................................               -        1,020,731
Property and equipment, net .................................................          65,529          444,049
Other assets, net ...........................................................         666,667        5,452,101
                                                                                -------------    -------------
                                                                                $   4,974,880    $  23,107,621
                                                                                =============    =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities not subject to compromise(2003) :
  Note payable, net of unamortized discount of zero and $12,246 at ..........   $   1,843,313    $   2,077,754
      December 31, 2003 and 2002, respectively
  Accounts payable ..........................................................          33,995        2,755,358
  Accrued expenses ..........................................................         385,295        1,993,993
  Accrued license fees ......................................................           9,853        1,504,400
  Accrued Warranty ..........................................................          76,000        1,667,656
  Accrued commissions .......................................................               -        1,594,634
  Deferred revenue ..........................................................       1,039,240        1,657,352
                                                                                -------------    -------------
                                      Total Current Liabilities .............       3,387,696       13,251,147
Liabilities subject to compromise (a) .......................................      15,616,134                -
Accrued expenses, less current portion ......................................               -          187,449
Note Payable Related party ..................................................         750,000                -
Deferred royalty revenue ....................................................       4,802,700        5,741,941
Deferred income taxes .......................................................               -           28,850
Commitments and contingencies
Stockholders' equity (deficit):
Convertible preferred stock, par value $.001 per share; authorized 10,000,000 shares: Series H - 9,280,647 issued and outstanding at December 31, 2003 and
2002.........................................................................           9,281            9,281

Common stock - par value $.001 per share; authorized 100,000,000 shares;
27,987,141 shares issued at December 31, 2003 and 2002.......................          27,987           27,987
Additional paid-in capital ..................................................     103,801,064      103,796,812
Stock subscription receivable ...............................................               -          (32,336)
Accumulated deficit .........................................................    (122,877,335)     (99,360,863)
Less treasury stock, at cost;  145,200 common shares at December 31, 2003
and 2002 ....................................................................        (542,647)        (542,647)
                                                                                -------------    -------------
                                      Total Stockholders Equity Deficit .....     (19,581,650)       3,898,234
                                                                                -------------    -------------
                                                                                $   4,974,880    $  23,107,621
                                                                                =============    =============
(a)    Liabilities subject to compromise consist of the following:
     Accounts Payable .......................................................       2,905,814
     Accrued expenses .......................................................       5,864,191
     Accrued Warranty .......................................................       6,125,730
     Other liabilities ......................................................         720,399
                                                                                -------------
                                                                                   15,616,314
                                                                                =============

           See accompanying notes to consolidated financial statements

                             LASERSIGHT INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years ended December 31, 2003, 2002 and 2001

                                                                             2003            2002            2001
                                                                          -----------    -----------     -----------
Revenues, net:
Products ..............................................................     5,497,937      9,400,316     13,076,039
Royalties .............................................................       939,240      1,101,819        392,000
Gain on sale of patent ................................................             -              -      3,950,836
                                                                          -----------    -----------    -----------
                                                                            6,437,177     10,502,135     17,418,875
Cost of revenues:
Product cost ..........................................................     7,152,206      5,748,989      7,385,303
                                                                          -----------    -----------    -----------
Gross profit (Loss) ...................................................      (715,029)      4,753,146     10,033,572

Research, development, and regulatory expenses ........................       351,779      1,318,808      3,271,724

Other general and administrative expenses .............................     8,919,075     12,812,954     23,753,773
Selling related expenses ..............................................     4,558,538      3,279,523      4,674,752
Allowed warranty claims ...............................................     4,640,319              -              -
Amortization of intangibles ...........................................       246,690        460,236        503,094
Impairment of Patents .................................................     4,098,607              -              -
Litigation settlement expense .........................................             -        140,000        591,289
                                                                          -----------    -----------    -----------
                                                                           22,463,229     16,692,713     29,522,908
                                                                          -----------    -----------    -----------
Loss from operations ..................................................   (23,530,037)   (13,258,375)   (22,761,060)
Other income and expenses:
Interest and other income .............................................       305,977        276,316        578,734
Interest expense ......................................................      (350,120)      (586,748)      (480,411)
                                                                          -----------    -----------    -----------
Loss from continuing operations before income tax expense .............   (23,574,180)   (13,568,807)   (22,662,737)
Income tax benefit ....................................................       (57,708)             -              -
                                                                          -----------    -----------    -----------
 Loss from continuing operations ......................................   (23,516,472)   (13,568,807)   (22,662,737)
 Discontinued operations:
 Loss from the operation of discontinued health care services business
                                                                                    -              -     (3,371,423)
 Loss on disposal of health care services business, including
 provision of $110,000 for operating losses during phase-out period ...             -              -       (155,532)
                                                                          -----------    -----------    -----------
                                                                                    -              -     (3,526,955)
                                                                          -----------    -----------    -----------
 Net loss .............................................................   (23,516,472)   (13,568,807)   (26,189,692)
 Conversion discount on preferred stock ...............................    (1,581,587)      (353,773)             -
                                                                          -----------    -----------    -----------
 Loss attributable to common shareholders .............................   (25,098,059)   (13,922,580)   (26,189,692)
                                                                          ===========    ===========    ===========
 Loss per common share - basic and diluted ............................         (0.90)         (0.51)         (1.04)
                                                                          ===========    ===========    ===========
 Weighted average number of shares outstanding
 - basic and diluted ..................................................    27,842,000     27,299,000     25,131,000

           See accompanying notes to consolidated financial statements




                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  Years ended December 31, 2003, 2002 and 2001


                                                   Preferred Stock                 Common Stock            Additional
                                                   ---------------                 ------------             Paid-in
                                               Shares          Amount          Shares         Amount        Capital
                                               ------          ------         ------         ------         -------
Balances at December 31, 2000 ............. 2,000,000    $      2,000      22,920,278       $ 22,920   $ 98,594,665

 Issuance of shares from ESPP .............         -               -          56,327             56         66,669

 Issuance of shares in conjunction
 with license agreement ...................         -               -         730,552            731      1,117,927

 Issuance of shares in conjunction
 with professional services ...............         -               -          50,000             50         60,419

 Issuance of warrants in conjunctio
 with debt financing ......................         -               -               -              -        122,557

 Issuance of options in conjunction
 with consulting agreement ................         -               -               -              -         33,715

 Issuance of shares from financing,
 net of financing costs ................... 1,276,596           1,277         838,905            839      2,922,884

 Conversion of preferred stock ............(2,000,000)         (2,000)      2,000,000          2,000              -

 Net loss .................................         -               -               -              -              -
                                           ----------           -----      ----------         ------    -----------
Balances at December 31, 2001 ............. 1,276,596           1,277      26,596,062         26,596    102,918,836


 Issuance of shares from ESPP .............         -               -          11,177             11          1,129

 Issuance of shares in conjunction
 with professional services ...............         -               -         103,306            103         54,774

 Settlement of stock subscription
 receivable ...............................         -               -               -              -       (993,646)

 Issuance of shares from financing,
 net of financing costs ................... 9,280,647           9,281               -              -      1,815,719

 Conversion of preferred stock ............(1,276,596)         (1,277)      1,276,596          1,277              -

 Net loss .................................         -               -               -              -              -
                                           ----------           -----      ----------         ------    -----------
Balances at December 31, 2002 ............. 9,280,647           9,281      27,987,141         27,987    103,796,812

 Settlement of stock subscription
 receivable ...............................         -               -               -              -              -

 Issuance of options to consultant ........         -               -               -              -          4,252

 Net loss .................................         -               -               -              -              -
                                           ----------           -----      ----------         ------    -----------
Balances at December 31, 2003 ............. 9,280,647           9,281      27,987,141         27,987    103,801,064
                                           ==========           =====      ==========         ======    ===========

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  Years ended December 31, 2003, 2002 and 2001

                                        Subscription     Accumulated        Treasury       Stockholders'
                                          Receivable         Deficit         Stock         Equity (Deficit)
                                          ----------         -------         ------        ---------------
Balances at December 31, 2000 ........... (1,140,000)     (59,602,364)       (542,647)       37,334,574

 Issuance of shares from ESPP ...........           -               -               -            66,725

 Issuance of shares in conjunction
 with license agreement .................           -               -               -         1,118,658

 Issuance of shares in conjunction
 with professional services .............           -               -               -            60,469

 Issuance of warrants in conjunctio
 with debt financing ....................           -               -               -           122,557

 Issuance of options in conjunction
 with consulting agreement ..............           -               -               -            33,715

 Issuance of shares from financing,
 net of financing costs .................           -               -               -         2,925,000

 Conversion of preferred stock ..........           -               -               -                -


 Net loss ...............................           -     (26,189,692)              -       (26,189,692)
                                          ----------     -----------         --------       -----------
Balances at December 31, 2001 ........... (1,140,000)     (85,792,056)       (542,647)       15,472,006

 Issuance of shares from ESPP ...........           -               -               -             1,140

 Issuance of shares in conjunction
 with professional services .............           -               -               -            54,877

 Settlement of stock subscription
 receivable .............................  1,107,664                -               -           114,018

 Issuance of shares from financing,
 net of financing costs .................           -               -               -         1,825,000

 Conversion of preferred stock ..........           -               -               -              --

 Net loss ...............................           -     (13,568,807)              -       (13,568,807)
                                          ----------     ------------         --------       -----------
Balances at December 31, 2002 ...........    (32,336)     (99,360,863)        (542,647)       3,898,234

 Settlement of stock subscription
 receivable .............................     32,336                -               -            32,336

 Issuance of options to consultant ......          -                -               -             4,252

 Net loss ...............................          -     (23,516,472)               -       (23,516,472)
                                          ----------     -----------         --------       -----------

Balances at December 31, 2003 ...........         0     (122,877,335)        (542,647)      (19,581,651)
                                          ==========    ============         ========       ===========

          See accompanying notes to consolidated financial statements.


                                               LASERSIGHT INCORPORATED AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             YEARS ENDED DECEMBER 31, 2003, 2002 and 2001
                                                                        2003            2002            2001
                                                                    ------------    ------------    ------------
Cash flows from operating activities
Net loss ........................................................   $(23,516,472)   $(13,568,807)   $(26,189,692)
 Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of patent ..........................................              -               -      (3,950,836)
Depreciation and amortization ...................................        628,627       1,600,826       2,275,974
Loss on disposal of fixed assets ................................         22,725               -               -
Imparement on discontinued operation ............................              -               -       2,984,493
Write off of inventory ..........................................      3,588,040               -               -
Impairment of Patents ...........................................      4,098,607               -               -
Provision for uncollectable accounts ............................      3,028,304       1,413,947       2,258,252
Stock, options and warrants issued in conjunction with consulting
agreements, settlement and services .............................          4,251          54,877          94,184
Changes in assets and liabilities:
   Accounts and notes receivable, net ...........................      3,486,207       4,991,085         737,533
   Inventories ..................................................      1,978,074       3,142,847         118,769
   Accounts payable .............................................        184,451      (1,091,548)        (23,885)
   Accrued expenses and commissions .............................      5,615,224      (1,016,597)     (1,035,092)
   Deferred revenue .............................................       (939,240)      1,339,701       4,910,177
   Other, net ...................................................        798,644         429,762         151,396
                                                                    ------------    ------------    ------------
Net cash used in operating activities ...........................     (1,022,557)     (2,703,907)    (17,668,727)

Cash flows from investing activities
Purchases of property and equipment, net ........................        (13,897)        (22,535)       (296,592)
Net proceeds from sale of patent ................................              -               -       6,365,000
                                                                    ------------    ------------    ------------

Net cash provided by (used in) investing activities .............        (13,897)        (22,535)      6,068,408
Cash flows from financing activities
Payments on debt financing ......................................       (246,687)       (910,000)              -
Proceeds from DIP Financing .....................................        750,000
Proceeds from debt financing ....................................              -               -       2,776,798
Proceeds from issuance of preferred stock, net ..................              -       1,825,000       2,925,000
Proceeds from exercise of stock options, warrants and ESPP ......              -           1,140          66,725
Proceeds from stock subscription receivable .....................         32,336         114,018               -
                                                                    ------------    ------------    ------------

Net cash provided by financing activities .......................        535,649       1,030,158       5,768,523
                                                                    ------------    ------------    ------------

Decrease in cash and cash equivalents ...........................       (500,805)     (1,696,284)     (5,831,796)

Cash and cash equivalents, beginning of period ..................      1,065,778       2,762,062       8,593,858
                                                                    ------------    ------------    ------------

Cash and cash equivalents, end of period ........................   $    564,973    $  1,065,778    $  2,762,062
                                                                    ============    ============    ============
Non-cash investing and financing activity:
  Royalities prepaid by offset to existing accounts receivable ..  $           -    $    450,000             $ -
  Issuance of common stock as prepayment of keratome license ....  $           -   $           -    $  1,118,658
  Issuance of warrants in conjunction with debt financing .......  $           -   $           -    $    122,557




        See accompanying notes to the consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

NOTE 1 -- BUSINESS AND LIQUIDITY

LaserSight Incorporated (the Company) is the parent company of the following major wholly-owned operating subsidiaries: LaserSight Technologies, Inc., which develops, manufactures and sells ophthalmic lasers and related products primarily for use in laser vision correction, including laser in-situ keratomileusis (LASIK) and photorefractive keratectomy (PRK) procedures and currently licenses patents related to refractive surgical equipment; and LaserSight Patents, Inc., which currently licenses patents related to refractive surgical procedures. During 2001, the wholly owned subsidiary, MRF, Inc. d/b/a The Farris Group, a consulting firm servicing health care providers, ceased operations and is presented as a discontinued operation in the consolidated statements of operations for the years ended December 31, 2001.

On September 5, 2003 the Company and two of its subsidiaries ("the Debtors") filed a voluntary petition for relief in the United States Bankruptcy Court, Middle District of Florida, Orlando Division,("the Bankruptcy Court") under Chapter 11 of Title 11 of the U.S. Bankruptcy Code ("the Bankruptcy Code or Chapter 11"). The Debtors continued to operate their businesses as debtors-in-possession ("DIP") through the close of business June 9, 2004. The Company filed a plan of reorganization (the Plan) with the Bankruptcy Court on April 28, 2004, the Bankruptcy Court confirmed the Plan. The Company emerged from Chapter 11 on June 10, 2004.

The Company has incurred significant losses and negative cash flows from operations in each of the years in the three-year period ended December 31, 2003 and has an accumulated deficit of approximately $108.3 million and $122.9 million at June 30, 2004 and December 31, 2003, respectively. The substantial portion of the losses is attributable to delays in Food and Drug Administration
(FDA) approvals for the treatment of various procedures on the Company's excimer laser system in the U.S. (a key approval for the treatment of nearsightedness with or without astigmatism was received in late September 2001) and the continued development efforts to expand clinical approvals of the Company's excimer laser and other products.

The Company had significant liquidity and capital resource issues relative to the timing of accounts receivable collection and the successful completion of new sales compared to ongoing payment obligations. In July 2002, the Company announced it had entered a letter of intent with affiliated companies based in the People's Republic of (hereafter referred to as the China Group or the China Transaction). Definitive agreements relating to the transaction were executed in August 2002 that included the China Group's commitment to purchase $10.0 million of lasers and other products over a 12-month period ending in August 2003 and an equity investment in the Company of $2.0 million. The Company started shipping products under those agreements in August 2002 and received the equity investment in October 2002. The China Group provided $2.0 million of debtor-in-possession financing, with $750,000 received as of year-end 2003. A new agreement was signed with the China Group in February 2004 and the previous agreement was cancelled, under the new agreement the China Group agreed to purchase $12 million of lasers and products over the next twelve months. The new agreement allows for two one-year extensions. As a result of the conversion of $1 million of DIP financing, the China Group became the controlling shareholder of the Company in June of 2004.

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

NOTE 2 -- SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

BASIS OF PRESENTATION
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

As discussed in note 3, the Company's health care services business has been accounted for as discontinued operations. Unless otherwise noted, disclosures herein pertain to the Company's continuing operations.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
For financial reporting purposes, the Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents.

CREDIT RISK AND CONCENTRATIONS
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable.

During 2003, the Company received the vast majority of its revenue ( approximately $ 4.2 million) from one customer, the China Group.There were no receivables due from the China Group as of December 31, 2003. The loss of this customer would have a significant adverse effect on the company's ability to continue as a going concern. The Company formerly sold products to customers extending credit for such sales. Exposure to losses on receivables was principally dependent on each customer's financial condition and their ability to generate revenue from the Company's products. The Company monitored its exposure for credit losses and maintained allowances for anticipated losses. In 2003 a substantial portion of its accounts and notes receivable were reserved as bad debt. Management believes the bankruptcy filing, the change in the Company's management and the elimination of warranty obligations made collections on these accounts highly unlikely.

The company currently has two sole source providers for certain inventory components. The loss of either of these two providers could have an adverse effect on the company's operations.


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

INVENTORIES
Inventories, which consist primarily of laser systems parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates cost determined on the first-in, first-out method. In 2003, with the bankruptcy filing and the re-focus of the Company on the China market, an inventory obsolescence reserve of $3.5 million was recorded. See note 18.

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

GOODWILL AND ACQUIRED TECHNOLOGY
Goodwill represented the excess of cost over the fair value of net assets acquired and was amortized on a straight-line basis over estimated useful lives up to 20 years. Management evaluated the carrying value of goodwill using projected future undiscounted operating cash flows of the acquired businesses. During 2001, impairment losses were recorded for the unamortized value of goodwill related to certain acquisitions. See Note 8.

Acquired technology is recorded as an intangible asset and is amortized over a period of 12 years based on the Company's estimate of the useful life of the solid-state laser product and related patent acquired. The Company assessed the potential market for its acquired technology and elected to write off $4.1 million in 2003 which has been classified as reorganization expense.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets." Under
Statement No. 142, intangible assets with definite lives are required to be amortized to expense over the estimated useful life, and tested for impairment at least annually, or on an interim basis when a triggering event occurs, in accordance with Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." During the first quarter of 2002, the Company performed an evaluation of its intangibles and determined that the fair value of its intangibles was in excess of the book value. During the second quarter of 2003, the Company performed an evaluation of its intangibles and determined that the fair value of its intangibles was impaired and booked a $4.1 million adjustment. See note 8.

RESEARCH AND DEVELOPMENT
Research and development costs are charged to operations in the year incurred. The cost of certain equipment used in research and development activities which have alternative uses is capitalized as equipment and depreciated using the straight-line method over the estimated lives (five to seven years) of the assets. Total expenditures on research and development for the years ended December 31, 2003, 2001 and 2000 were, approximately $3,000, $851,000 and
$2,287,000, respectively.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

PRODUCT WARRANTY COSTS
Estimated future warranty obligations related to the Company's products, typically for a period of one year, are provided by charges to operations in the period in which the related revenue is recognized. In 2003, all approved claims received in bankruptcy, which were greater than the accrued warranty balance, were recorded at $4.6 million. These warranty claims would typically not have been recognized but future warranty reserves would have been adjusted based on actual warranty costs.

The activity related to the Company's warranty reserve as of December 31, 2003 and 2002 is as follows:

         Balance, December 31, 2001   $ 2,521,924
         Warranty expense                 482,000
         Costs incurred                (1,336,268)
                                      -----------
         Balance, December 31, 2002     1,667,656
         Warranty expense               5,554,745
         Costs incurred                (1,020,671)
                                      -----------
         Balance, December 31, 2003   $ 6,201,730
                                      ===========

In June of 2004, as of the effective date of the reorganization plan, $6.1 million of the warranty reserves were relieved. The expense is included in selling related expenses on the consolidated statement of operations.

EXTENDED SERVICE CONTRACTS
The Company sold product service contracts covering periods beyond the initial warranty period. Revenues from the sale of such contracts were deferred and amortized on a straight-line basis over the term of the contracts. Service contract costs were charged to operations as incurred. All open service contracts obligations were released in bankruptcy.

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

LOSS PER SHARE
Basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted loss per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase Common Stock, and convertible Preferred Stock and are included in the computation using the treasury stock method if they would have a dilutive effect. Diluted loss per share for the years ended December 31, 2003, 2002 and 2001 is the same as basic loss per share.

Pursuant to EITF Nos. 98-5 and 00-27, the value of the conversion discount on the Series H Convertible Participating Preferred Stock (Series H Preferred Stock) issued in October 2002 was reflected as an increase to the loss attributable to common stockholders through the period ending October 25, 2003. The total conversion discount of $2,000,000 was limited by the proceeds from the Series H Preferred Stock. Of this total, $1,935,350 was accreted to the Company's loss attributable to common stockholders ratably over the twelve-month period ending October 25, 2003 or earlier, should the Company have fulfilled the purchase order and received payment prior to October 25, 2003. The remaining $64,650 would have increased the Company's loss attributable to common stockholders during the period that an effective registration statement was in place for the Series H Preferred Stock. During 2003 and 2002, approximately $1.6 million and $400,000, respectively, of such conversion discount were included in the Company's loss attributable to common stockholders. On June 30, 2004 the preferred stock was converted into common stock in bankruptcy pursuant to the Company's re-organization plan. See note 19.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2003, 2002 and 2001:

                                     2003             2002             2001
                               -------------      -----------      -----------
Numerator, basic and diluted:
   Net loss ...................$ (23,516,472)     (13,568,807)     (26,189,692)
   Conversion discount on
     preferred stock ..........   (1,581,587)        (353,773)              --
                               -------------      -----------      -----------
   Loss attributable to
     common
     stockholders .............$ (25,098,059)     (13,922,580)     (26,189,692)
                               =============      ===========      ===========

Denominator, basic and diluted:
     Weighted average shares
       outstanding ............   27,842,000       27,299,000       25,131,000
                               =============      ===========      ===========

Basic and diluted loss per share:
   Loss from continuing
     operations ...............$       (0.84)           (0.50)           (0.90)
   Loss from
     discontinued
     operations ...............           --               --            (0.13)
   Loss from disposal
     of discontinued
     operations ...............           --               --            (0.01)
                               -------------      -----------      -----------
   Net loss ...................        (0.84)           (0.50)           (1.04)
   Conversion discount on
      Preferred stock .........        (0.06)            (.01)              --
                               -------------      -----------      -----------
   Loss attributable to
     common stockholders$              (0.90)           (0.51)           (1.04)
                               =============      ===========      ===========

Common share equivalents, including contingently issuable shares, options, and warrants and convertible preferred stock, are not included in the computation of diluted loss per share because they had an antidilutive effect.

As a result of the September 5, 2003 Chapter 11 filing, all common and preferred shares outstanding at and prior to June 30, 2004, including options and warrants, were canceled as required by the approved bankruptcy plan, effective June 30, 2004, the Company issued 9,997,195 new common shares (see Note 18). The following unaudited table presents earnings per share figures as if the reorganization of the capital structure had taken place as of the beginning of the first period presented.

                                                   2003        2002        2003
                                                   ----        ----        ----
Net income (loss) from continuing operations
per common share basic and diluted (unaudited)... ($2.35)     ($1.36)    ($2.62)

Weighted average number of
common shares outstanding - basic
and diluted (unaudited)....................... 9,997,195   9,997,195  9,997,195

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF Statement No. 144 provides a single accounting model for long-lived assets to be disposed of. Statement No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted Statement No. 144 on January 1, 2002. The adoption of Statement No. 144 did not affect the Company's consolidated financial statements.

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

SHIPPING AND HANDLING COSTS
The Company includes shipping and handling fees billed to customers in product revenues. Shipping and handling costs associated with outbound freight are included in selling related expenses and totaled $58,000, $179,000 and $187,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                               2003             2002            2001
                               ----             ----            ----
Net loss as reported: ..   $(25,098,059)    (13,568,808)    (26,189,692)
Less: Total compensation
expense determined under
fair value method,
net of tax .............       (762,108)     (2,011,405)     (2,508,780)
Pro forma net loss .....   $(25,860,167)    (15,580,213)    (28,698,472)

Basic and diluted EPS:
     As reported .......   $      (0.90)          (0.50)          (1.04)
     Pro forma .........          (0.93)          (0.57)          (1.14)

The per share weighted-average fair value of stock options granted during the years ended December 31, 2003, 2002 and 2001, was $0.03, $0.10 and $0.35,
respectively, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:


                               2003             2002            2001
                               ----             ----            ----
Expected dividend yield          0%               0%              0%
Volatility                      50%              50%             50%
Risk-free interest rate        4.5%        4.12-5.32%      4.39-5.27%
Expected life (years)          1.69            3-10            5-10

NEW ACCOUNTING PRONOUNCEMENTS
In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits Restructuring." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Company has implemented Statement No. 146 on January 1, 2003. The adoption of Statement No. 146 did not have a material effect on the Company's consolidated financial statements.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on our financial position or results of operations.

In December 2003, the FASB revised Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" which it had originally issued in January 2003. As revised, FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As revised, application of FIN 46 is required for interests in special-purpose entities for periods ending after December 15, 2003. Application for all other types of entities covered by FIN 46 is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 as revised, is not expected to have a material impact on our financial position or results of operations.

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

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition" which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our financial position or results of operations.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

RECLASSIFICATIONS
Certain reclassifications were made to prior year financial data to conform to current year presentation


NOTE 3 -- DISCONTINUED OPERATIONS

In November 2001, the Company decided to discontinue the operations of its health care services business as a result of its increased focus on refractive product development and commercialization. The health care services business continued its operations through the end of 2001 and phased out its remaining client projects in early 2002.

Results from discontinued operations for the years ended December 31, 2001 were as follows:

                                       2001
                                       ----
     Net revenues .............   $   897,457
     Operating loss:
     Loss from discontinued
        operations ............    (3,371,423)
     Loss from disposal of
        discontinued operations      (155,532)
                                  -----------
     Loss from discontinued
       operations .............   $(3,526,955)
                                  ===========

Losses from discontinued operations included the results of operations from the business disposed of through December 31, 2001. Losses related to the business subsequent to 2001 were estimated and provided for in the loss on the disposition of the business.

The 2001 loss from discontinued operations, $3,371,423, included an impairment loss of approximately $2,984,000 related to the goodwill of the Company's health care services subsidiary. The Company's increased focus on refractive product development and commercialization resulted in management's decision in late 2001 to phase out the health care services business. As a result, management performed an evaluation of the recoverability of such goodwill, and concluded that a significant impairment of intangible assets had occurred. An impairment charge was required because the carrying value of the assets could not be recovered through estimated future net cash flows.

The loss from the disposal recorded in 2001 totaled $155,532. The losses associated with the disposition of the business were based on an estimate of results of operations for the business from the date the decision was made to dispose of the business through the phase-out period. Through the year ended December 31, 2003, actual losses subsequent to 2001 approximated the losses estimated.

NOTE 4 -- ACQUISITIONS

INTELLECTUAL PROPERTY
In March 2000, the Company acquired all intellectual property related to a development project designed to provide front-to-back analysis and total refractive measurement of the eye from Premier Laser Systems, Inc. Of the total consideration of approximately $4.0 million before transaction costs, approximately $2.8 million was paid at closing, $0.5 million was paid in April 2000 and approximately $0.7 million was paid in May 2000. Assets purchased included U.S. and foreign patents and pending patent applications and an exclusive license to nine patents that are intended to be used to complete development of an integrated refractive diagnostic work station. These assets were adjusted by $4.1 million, to their estimated net realizable value in 2003 due to the re-focus of the Company in its re-organization plan in bankruptcy.

The remaining cost is included in other assets, net and is being amortized over the life of the patents, 17 years.



PHOTOMED, INC.
In July 1997, the Company acquired from Photomed, Inc. the rights to a Pre-Market Approval (PMA) application filed with the FDA for a laser to perform LASIK, a refractive surgery alternative to surface PRK. In addition, the Company purchased from a stockholder of Photomed, Inc. U.S. patent number 5,586,980 for a keratome, the instrument necessary to create the corneal "flap" in the LASIK procedure. The Company issued a combination of 535,515 unregistered shares of Common Stock (valued at $3,416,700) and $333,300 in cash as consideration for the PMA application and the keratome patent. The seller is entitled to receive a percentage of any licensing fees or sale proceeds related to the patent. The total value was capitalized as the cost of PMA application and patent and was being amortized over 5 and 15 years, respectively. In September 1998, the Company entered into an amendment with Photomed based on a FDA approval received in July 1998, and paid Photomed a total of $1,740,000, of which $990,000 was paid in cash and the balance paid through the issuance of 187,500 shares of Common Stock. As of December 31, 2001, the unamortized carrying value of the keratome patent was included in other assets. In December 2000, an impairment loss was taken for the unamortized value of the PMA application. See note 8. In 2003 an additional impairment loss was taken on the keratome patent. Revenues attributable to these patents were minimal. See note 19.

PATENTS
In August 1997, the Company finalized an agreement with International Business Machines Corporation (IBM), in which the Company acquired certain patents (IBM Patents) relating to ultraviolet light ophthalmic products and procedures for ultraviolet ablation for $14.9 million. The total value was capitalized and was

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES being amortized over approximately 8 years prior to its sale in March 2001. Under the agreement, IBM transferred to the Company all of IBM's rights under its patent license agreements with certain licensees. Amortized royalties from such assigned patent licenses totaled approximately $288,000, $288,000 and $392,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

On March 1, 2001, the Company completed the sale of the IBM Patents for a cash payment of $6.5 million. The Company retained a non-exclusive royalty free license under the patent. The Company's net gain on the sale of the patent was approximately $4.0 million. As of December 31, 2003, the unamortized carrying value of the IBM patents was zero.

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

In June 2002, the agreement was further amended to revise the payment schedule and provide that the number of notice and cure periods relating to delinquent payments would be limited to three. After the last notice and cure period is used, if the Company fails to make a timely payment under the agreement, the licensors have the right to immediately declare the Company in default and accelerate the balance of the remaining unpaid payments.
See notes 17 and 19. The royalty rate was reduced from 50% to 10% of gross profits. The value of the Common Stock issued and the minimum royalty payments was being expensed on a straight-line basis through July 31, 2005 at a rate of approximately $1.6 million annually, and was included in selling related expenses. As of December 31, 2002, the prepaid royalties under the keratome license were included in other current assets. In May 2003 the Company received a default notice and the remaining balance of $3,471,613 was expensed to selling related expenses.

NOTE 5 -- ACCOUNTS AND NOTES
RECEIVABLE

Accounts and notes receivable at December 31, 2003 and 2002 were net of allowance for uncollectibles of approximately $8,410,192 and $5,464,000 respectively. During 2003 and 2002, approximately $1,156,000 and $1,471,000, respectively, in accounts and notes receivable, net of associated commissions and bad debt recoveries, were written off as uncollectible. The Company wrote off $8.4 million of gross accounts and notes receivable in 2004. See note 18.

The Company formerly provided internal financing for sale of its laser systems. Sales for which there is no stated interest rate are discounted at a rate of eight percent, an estimate of the prevailing market rate for such purchases. Note receivable payments due within one year are classified as current. Maturity dates of long-term notes receivable balances, less an allowance for uncollectibles, at December 31, 2003 are as follows:

       Due in 2004                     $ 72,765

NOTE 6 -- INVENTORIES

The components of inventories, net of reserves, at December 31, 2003 and 2002 are summarized as follows:
                              2003         2002
                              ----         ----
  Raw materials ..............  $2,750,137    5,994,564
  Work in process ............     611,997      245,195
  Finished goods .............           -    2,057,672
  Test equipment-clinical
      trials .................           -      630,668
                                ----------   ----------
                                $3,361,985    8,928,099
                                ==========   ==========

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

As of December 31, 2003 and 2002, the Company had zero and one laser systems, respectively, being used under arrangements for clinical trials

NOTE 7 -- PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2003 and 2002 are as follows:

                                     2003          2002
                                  ----------   ----------
Leasehold improvement ............$  305,014      646,431
Furniture and equipment ..........   822,605    1,312,293
Laboratory equipment ............. 1,711,695    2,333,352
                                  ----------   ----------
                                   2,839,314    4,292,076
Less accumulated
    Depreciation  and ............ 2,773,785    3,848,027
amortization                      ----------   ----------
                                  $   65,529      444,049
                                  ==========   ==========
Obsolete assets, which were fully depreciated, were written off in 2003

NOTE 8 -- OTHER ASSETS

Patents, acquired intangibles and other assets at December 31, 2003 and 2002 are as follows:
                                                   2003         2002
                                               ----------   ----------
Acquired technology, net
      of accumulated amorti-
      zation  $0 in 2003
     and $1,085,628 in 2002 ................  $         -      666,372
Diagnostic patents, net of
     accumulated amortization
     of $16,572 since impairment in 2003 and
     $665,445 in 2002  .....................      483,428    3,448,220
Keratome patents and license,
     net of accumulated
     amortization of $0
     in 2003 and $380,667
     in 2002 ...............................            -      714,133
Deposits ...................................      183,239      584,744
Deferred financing costs, net ..............            -       38,632
                                               ----------   ----------
                                               $  666,667    5,452,101
                                               ==========   ==========

During 2003, the Company recorded an impairment loss of approximately $4.1 million related to Keratome, acquired technology and diagnostic patents. Management decided to write-off the assets due to a lack of a potential market for its acquired technology. The $4.1 million has been classified as impairment of patents in the consolidated statement of operations. See note 18.

In late 2001, the Company recorded an impairment loss of approximately $3.0 million related to goodwill of its MRF, Inc. subsidiary. Management decided to discontinue the operations of its health care services business as a result of its increased focus on refractive product development and commercialization. See note 3.

ACQUIRED INTANGIBLE ASSETS
As of December 31, 2003 and 2002, acquired intangible assets were comprised of the following:

                                 GROSS
DECEMBER 31, 2003              CARRYING       ACCUMULATED
                                AMOUNT        AMORTIZATION
                                ------        ------------
Diagnostic Patents            $ 500,000           (16,572)



Aggregate amortization expense for
   the year ended December 31, 2003                $ 246,690
                                                   =========

Estimated amortization expense for
   the five years  subsequent  to
   December   31,

                   2004                               33,144
                   2005                               33,144
                   2006                               33,144
                   2007                               33,144
                   2008                               33,144

                             GROSS
DECEMBER 31, 2002          CARRYING       ACCUMULATED
                            AMOUNT        AMORTIZATION
                            ------        ------------
Acquired technology         1,752,000       (1,085,628)
Diagnostic patents          4,113,665         (665,445)
Keratome patent             1,094,800         (380,667)
                          -----------       ----------
Totals                    $ 6,960,465       (2,131,740)
                          ===========       ==========


Aggregate amortization expense for
   the year ended December 31, 2002                $ 460,236
                                                   =========

NOTE 9 -- EMPLOYEE BENEFIT PLANS

401(K) PLAN
The Company has a 401(k) plan for the benefit of substantially all of its full-time employees. The plan provides, among other things, for employer-matching contributions to be made at the discretion of the Board of Directors. Employer-matching contributions vest over a seven-year period. Administrative expenses of the plan are paid by the Company. For the years ended December 31, 2003, 2002 and 2001, expense incurred related to the 401(k) plan, including employer-matching contributions, if any, was approximately $6,000, $9,000 and $9,000 respectively.

EMPLOYEE STOCK PURCHASE PLAN
The Company has a qualified Employee Stock Purchase Plan (ESPP), the terms of which allow for qualified employees (as defined) to participate in the purchase

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES of designated shares of the Company's Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company issued 0, 11,177 and 56,327 shares of Common Stock during 2003, 2002 and 2001, respectively, pursuant to this plan at an average price per share of $0.0, $0.10 and $1.18, respectively.

NOTE 10 -- NOTES PAYABLE

On March 12, 2001, the Company entered into a loan agreement with GE, for a $3.0 million term loan at an annual interest rate of prime plus 2.5% (6.62% at December 31, 2003) and a revolving loan in an amount of up to 85% of eligible receivables related to U.S. sales, but not more than $10.0 million, at an annual interest rate of prime plus 1.25% (5.37% at December 31, 2003). Including amortization of financing costs, discount on note payable and other fees, the effective interest rate on the term loan was 13%, 23% and 19% during 2003, 2002 and 2001, respectively. In connection with the loans, the Company paid an origination fee of $130,000 and issued warrants to purchase 243,750 shares of Common Stock. The warrants were recorded as a discount to note payable based on their fair value on the date of issuance, approximately $123,000, determined using the Black Scholes option-pricing model, and are amortized to interest expense over the original term of the loan. At the termination of the loan, an additional fee of $148,125 will be payable to GE. This was amortized over the life of the note. The warrants were exercisable at any time from March 12, 2001 through March 12, 2004 at an exercise price per share of $3.15. Borrowings under the loan agreement are collateralized by substantially all of the Company's assets. The original loan agreement required the Company to meet certain covenants, including the maintenance of a minimum level of net worth.

Effective February 15, 2002, the Company's covenants on the term note payable to GE were amended to decrease the required minimum level of net worth and establish a minimum level of tangible net worth and minimum quarterly revenues during 2002. In addition, monthly principal payments of $10,000 began in February 2002, increasing to $20,000 monthly in June 2002 and $30,000 monthly in October 2002.

On August 15, 2002, the Company's loan agreement with GE was amended a second time. GE provided a waiver of the Company's failure to comply with certain financial covenants under the loan agreement pending the funding of the equity portion of the China Transaction (see note 12). Upon receipt of the equity investment in October 2002, revised covenants became effective that decreased the required minimum level of net worth to $2.1 million, decreased minimum tangible net worth to negative $2.8 million and decreased minimum quarterly revenues during the third quarter of 2002 to $2.5 million, the fourth quarter of 2002 to $4.2 million and the first quarter of 2003 to $5.3 million. In exchange for the waiver and revised covenants, the Company paid $150,000 in principal to GE upon the receipt of the equity investment in October 2002 and agreed to increase other monthly principal payments to $60,000 in October 2002 and $40,000 during each of November and December 2002 and January 2003. The remaining principal balance was originally due on March 12, 2003. See note 18. The Company was never able to borrow under its revolving credit facility due to eligible receivables related to U.S. sales. The term loan was in default at December 31,2003.

On August 30, 2004 the Company signed a three-year amended note expiring on June 30, 2007. The note bears interest of 9%. Certain covenants were modified as follows: net worth $750,000, tangible net worth $1,000,000 and quarterly revenues of $1,000,000. GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if the China Group converts their DIP loan to equity. The warrant expires June 30, 2008.

The China Group provided $2 million of DIP financing, of which $750,000 was funded at December 31, 2003. On June 30, 2004, $1 million of the total was converted to 6,850,000 common shares. The remaining $1 million note bears interest of 9%, with interest only payments due monthly. It is a three year balloon note. The China Group has the option to convert the note to an additional 2,500,000 common shares. This note is subject to any GE liens on Company assets.

Interest paid during 2003, 2002 and 2001 approximated $350,000, $335,000 and $525,000, respectively.

NOTE 11 -- DEFERRED REVENUE

Deferred revenue at December 31, 2003 and 2002 is as follows:

                                2003         2002
                                ----         ----
 Service contracts and
   deposits .............      820,399      718,112

 Deferred royalty revenue    5,021,541    6,681,181
                            ----------    ---------
                             5,841,940    7,399,293
 Less long-term portion .    4,802,700    5,741,941
                            ----------    ---------
                            $1,039,240    1,657,352
                            ==========    =========

During 2001, the Company received a total of $6.5 million in cash from two third parties for a non-exclusive license agreement to its U.S. Patent No. RE 37,504 (`504 Scanning Patent) and another patent. Of the total, $0.8 million was recorded as a payable to TLC Laser Eye Centers Inc. under a license sharing agreement. This obligation was settled in bankruptcy. In May 2002, the Company

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
received a total of $2.6 million in cash from two third parties for non-exclusive license agreements to its `504 Scanning Patent. These receipts were recorded as deferred revenue and revenue is being amortized over the life of the patent, approximately 10 years.

NOTE 12 -- STOCKHOLDERS' EQUITY

On August 15, 2002, the Company executed definitive agreements with the China Group that specializes in advanced medical treatment services, medical device distribution and medical project investment. The transaction established a strategic relationship that includes the commitment to purchase at least $10.0 million worth of Company products during the 12-month period following the signing of the definitive agreements, distribution of Company products in mainland China, Hong Kong, Macao and Taiwan, and a $2.0 million investment in the Company. Under the terms of the agreements, the products purchased are being paid by irrevocable letters of credit, confirmed by a U.S. bank and payable upon presentation of shipping documents. See note 16. In October 2002, the investment called for under the agreements with the China Group was completed. In exchange for its $2.0 million investment, the Company issued the China Group 9,280,647 shares of Series H Convertible Preferred Stock that, subject to certain restrictions, could be converted into 18,561,294 shares of the Company's Common Stock and result in the purchaser holding approximately 40% of the Company's Common Stock. Of the 9,280,647 shares of Series H Preferred Stock that were issued, 8,980,647 shares may not be converted until the first to occur of (i) the one-year anniversary of the date the Series H Preferred Stock was issued,
(ii) the Company's failure to deliver products in accordance with the delivery schedule set forth under the terms of the agreements with the China Group, or
(iii) the Company has received payment for at least $10.0 million worth of its products to be sold pursuant to the terms of the agreements with the China Group. The remaining 300,000 shares were held by Benchmark Capital & Finance, Inc. and were purchased by the China Group in 2003. After October 25, 2004, each share of Series H Preferred Stock then outstanding would have automatically converted into two shares of common stock. A conversion discount on the Series H Preferred Stock of $2.0 million was accreted to the Company's loss over a period of one year from the October 25, 2002 issuance date. See note 2. These shares were cancelled in bankruptcy, see note 19.

In April 2002, the Company settled litigation related to its stock subscription receivable and, during 2002, received approximately $82,000 with a commitment for an additional total of approximately $64,000 to be paid in four quarterly installments beginning in July 2002. Two installments were received in July and October 2002. The remaining installments were received in January and April 2003.

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

During the years ended December 31, 2003, 2002 and 2001, LaserSight received approximately $0, $1,000 and $67,000, respectively, in cash from the exercise of warrants, stock options and the Employee Stock Purchase Plan, resulting in the issuance of 0, 11,177 and 56,327 shares respectively, of Common Stock.

Stock warrant activity during the periods indicated is as follows:

                                            Weighted
                                Shares      Average
                                 Under      Exercise
                                Warrants      Price
                                --------      -----
Balance at December 31, 2000    1,647,428    $   3.56
  Granted ..................      243,750        3.15
  Anti-dilution issuances ..       21,590       --
                                ---------
Balance at December 31, 2001    1,912,768        3.43
     Terminated ............     (821,518)       2.88

Balance at December 31, 2002    1,091,250        3.84
  Terminated ...............     (600,000)       3.60
                                ---------

Balance at December 31, 2003      491,250        4.13
                                =========

In June 2004 all outstanding warrants were cancelled pursuant to the Company's re-organization plan. See note 19.

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

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES exercisable, will entitle the registered holder to purchase from the Company one-thousandth of a share of the Company's Series E Junior Participating Preferred Stock, $.001 par value (the Series E Preferred Stock), at a price of $20 per one-thousandth of a share. The Rights are not exercisable and are transferable only with the Company's Common Stock until the earlier of 10 days following a public announcement that a person has acquired ownership of 15% or more of the Company's outstanding Common Stock, or the commencement or announcement of a tender offer or exchange offer, the consummation of which would result in the ownership by a person of 15% or more of the Company's outstanding Common Stock. The Series E Preferred Stock will be nonredeemable and junior to any other series of preferred stock that the Company may issue in the future. Each share of Series E Preferred Stock, upon issuance, will have a quarterly preferential dividend in an amount equal to the greater of $1.00 per share or 1,000 times the dividend declared per share of the Company's Common Stock. In the event of the liquidation of the Company, the Series E Preferred Stock will receive a preferred liquidation payment equal to the greater of $1,000 per share or 1,000 times the payment made on each share of the Company's Common Stock. Each one-thousandth of a share of Series E Preferred Stock outstanding will have one vote on all matters submitted to the stockholders of the Company and will vote together as one class with the holders of the Company's Common Stock.

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

Stock option activity for all plans during the periods is as follows:

                                    Shares     Wtd. Avg.
                                    Under      Exercise
                                    Option       Price

Balance at December 31, 2000    3,508,544    $   7.76
  Granted ..................    2,057,500        1.64

  Terminated ...............     (707,361)       6.90
                               ----------
Balance at December 31, 2001    4,858,683        5.30
     Granted ...............    1,152,500        0.27
  Terminated ...............   (1,293,099)       4.74
                               ----------
Balance at December 31, 2002    4,718,084        4.22
      Granted ..............      150,000        0.10
  Terminated ...............   (3,789,196)       4.46
                               ----------

Balance at December 31, 2003    1,078,888        2.82
                               ==========

All outstanding options were cancelled June 30, 2004 pursuant to the Company's re-organization plan. See note 18. The following table summarizes the information about stock options outstanding and exercisable at December 31, 2003:

                                       Range of Exercise Prices
                                       ------------------------
                               $0.10-$3.03   $3.75-$8.13    $9.72-$16.63
                               -----------   -----------    ------------
Options outstanding:
   Number outstanding at
      December 31, 2003            788,667       168,221         122,000
   Weighted average
      remaining contractual
      life                      5.05 years    2.56 years      2.03 years
   Weighted average
      exercise price                $ 0.79          4.96           13.53

Options exercisable:
   Number exercisable at
      December 31, 2003            764,668       169,221         124,000
   Weighted average
      exercise price                $ 0.81          4.93           13.31

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTE 14 -- INCOME TAXES

There was no federal or state income tax expense for each of the years ended December 31, 2003, 2002 and 2001. In 2003 a federal tax refund from tax year 1995 was received of $57,708.

Deferred tax assets and liabilities consist of the following components as of December 31, 2003 and 2002:

                                          2003            2002
                                          ----            ----
Deferred tax liabilities:
      Acquired technology ........             --         239,656
                                     ------------    ------------
                                               --         239,656
Deferred tax assets:
    Acquired technology ..........      1,265,000              --
    Inventory ....................      2,825,000       1,445,596
    Receivable allowance .........      3,165,000       2,072,216
    License fees .................      3,466,000       2,454,944
    Commissions ..................             --          68,877
    Warranty accruals ............      2,304,000         583,394
    Property and equipment .......        214,000         388,759
    NOL carry forward ............     33,644,000      30,974,149
    Other tax credits ............        397,000         256,173
    Other ........................         89,000          69,722
                                     ------------    ------------
                                       47,369,000      38,313,830
Valuation allowance ..............    (47,369,000)    (38,074,174)
                                     ------------    ------------
Net deferred tax asset (liability)    $        --              --
                                     ============    ============

Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a significant risk that these deferred tax assets may expire unused and, accordingly, has established a valuation allowance against them.

There were no payments for income taxes during the years ended December 31, 2003, 2002 or 2001.

At December 31, 2003, the Company has net operating loss carry forwards for federal income tax purposes of approximately $90 million which maybe available to offset future federal taxable income and begin to expire in the year 2018. The utilization of the Company's net operating losses and credit carry forwards are severely limited under Section 382 of the Internal Revenue Code due to changes in the ownership of the company. In addition, the Company has other tax credit carry forwards of approximately $256,000 that begin to expire in the year 2007.

For the years ended December 31, 2003, 2002 and 2001, the difference between the Company's effective income tax provision and the "expected" tax provision, computed by applying the federal statutory income tax rate to loss before provision for income taxes, is reconciled below:

                           2003          2002         2001
                           ----          ----         ----
"Expected" tax
    benefit
                        $(7,995,601)   (4,613,364)  (8,904,440)
State  income   taxes,
 net of federal  income
 tax  benefit              (646,703)     (370,809)    (669,053)
Intangible amortization          --            --     (433,325)
Nondeductible
    expenses                 13,168        28,808      115,244
Tax deduction from
    exercise of options
    and warrants                 --            --           --

Valuation allowance       8,629,136     4,955,355    9,877,607
                        -----------    ----------   ----------
Other items, net                 --            --       13,697
                        -----------    ----------   ----------
  Income tax expense     $       --            --           --
                        ===========    ==========   ==========


At December 31, 2003, of the approximately $90 million net operating loss carry forward, approximately $19.5 million is associated with the exercise of nonqualified stock options, disqualifying dispositions of incentive stock options and warrants. This tax benefit would have been recorded as an increase to additional paid-in capital if recognized. However, all of the stock options and warrants were cancelled in 2004 pursuant to the Company's re-organization plan in bankruptcy. See note 19.

NOTE 15 -- SEGMENT INFORMATION

At December 31, 2003, the Company's continuing operations principally include refractive products and patents. Refractive product operations primarily involve the development, manufacture, and sale of ophthalmic lasers and related devices for use in vision correction procedures. Patent services involve the revenues and expenses generated from the ownership of certain refractive laser procedure patents. Health care services provided health and vision care consulting services to hospitals, managed care companies and physicians, and is reflected as a discontinued operation. See note 3.

Operating profit is total revenue less operating expenses. In determining operating profit for operating segments, the following items have not been considered: general corporate expenses; discontinued operations; expenses attributable to Centers, a developmental stage company; non-operating income and expense; and income tax expense. Identifiable assets by operating segment are

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES those that are used by or applicable to each operating segment. General corporate assets consist primarily of cash, marketable equity securities and income tax accounts.
Segment information is as follows:

                            2003          2002         2001
                            ----          ----         ----
Operating revenues:
    Refractive products$    5,497,937     9,400,316   13,076,039
    Patent services           939,240     1,101,819      392,000
    Gain on sale of patent         --            --    3,950,836
                         ------------   -----------  -----------
  Total revenues           $6,437,177    10,502,135   17,418,875
                         ============   ===========  ===========


Operating profit (loss):
    Refractive products  $(22,988,210)  (12,631,473) (25,605,689)
    Patent services           939,240     1,101,819    4,342,836
      General corporate    (1,481,067)   (1,728,723)  (1,498,207)
                         ------------   -----------  -----------

  Loss from operations   $(23,530,037)  (13,258,375) (22,761,060)
                         ============   ===========  ===========

Impairment and inventory reserve costs of $8.0 million are included in operating loss of refractive products in 2003.

                                 2003        2002         2001
                                 ----        ----         ----
Identifiable assets:
    Refractive products      $4,557,092  21,811,526   33,212,199
    Patent services                  --          --           --
    Discontinued operations          --          --       66,145
    General corporate assets    417,788   1,307,459    3,031,573
                             ----------  ----------   ----------
  Total assets               $4,974,880  23,118,985   36,309,917
                             ==========  ==========   ==========
Depreciation and amortization:
    Refractive products         627,786   1,343,542    1,737,698
    Patent services                  --          --          --
    Discontinued operations          --          --      325,378
    General corporate               841       2,836        9,340
                             ----------  ----------   ----------
    Total depreciation
    and amortization         $  628,627   1,346,378    2,072,416
                             ==========  ==========   ==========

Amortization of deferred financing costs and accretion of discount on note payable of $12,246 and $52,383 for the years ended December 31, 2003 and 2002, respectively, is included as interest expense in the table below.

                                2003        2002     2001
                                ----        ----     ----
Capital expenditures:
    Refractive products       $  13,897   22,535    249,048
    Discontinued operations          --       --     47,544
    General corporate                --       --     --
                              ---------    -------  -------
 Total capital expenditures   $  13,897   22,535    296,592
                              =========   =======   =======

Interest & other income:
    Refractive products       $ 280,424  263,254    300,522
    General corporate           255,553   13,062    278,212
                              ---------  -------    -------
        Total interest income $ 305,977  276,316    578,734
                              =========  =======    =======

Interest expense:
    General corporate         $ 350,120  586,748    480,411
                              =========  =======    =======

The following table presents the Company's refractive products segment net revenues by geographic area, based on location of customer, for the three years ended December 31, 2003. The individual countries shown generated net revenues of at least 10% of the total segment net revenues for at least one of the years presented.


                            2003        2002          2001
                            ----        ----          ----
Geographic area:
    China               $ 4,373,545   4,673,304  1,726,798
    Mexico                        *           *  1,508,960
    Netherlands                   *   1,107,950          *
    United States                 *           *  3,481,045
    Africa                  744,678           *          *
    Other                   379,714   3,619,062  6,359,236
                        -----------   --------- ----------
  Total refractive
    products revenues   $ 5,497,937   9,400,316 13,076,039
                        ===========   ========= ==========
* Less than 10% of annual segment revenues.

Export sales are as follows:

                             2003        2002     2001
                             ----        ----     ----
North and
     Central America$       352,087     646,931  1,649,461
South America                27,627     393,750  2,679,420
Asia                      4,373,545   5,291,489  2,811,797
Europe                           --   2,125,991  2,243,868
Africa                      744,678     215,140    210,448
                        -----------   ---------  ---------
                        $ 5,497,937   8,673,301  9,594,994
                        ===========   =========  =========

The geographic areas above include significant sales to the following countries:
North and Central America -Mexico; South America - Brazil; Asia - China and Malaysia; Europe - Spain, Italy, Israel and Africa. In the Company's experience, sophistication of ophthalmic communities varies by region, and is better segregated by the geographic areas above than by individual country.

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

Revenues from one customer of the refractive products segment totaled approximately $4.2 million in 2003 or 66% and $2.7 million in 2002, or 26% of the Company's consolidated revenues. See notes 16 and 18. This customer is a related party who owned 40% of the Company's stock, as of June 30, 2004 this customer owns 72% of the Company's stock.

NOTE 16 --RELATED PARTY TRANSACTIONS

During 2000, the Company sold one laser system to a physician associated with a director of the Company for $240,000. At the time of the sale, the Company expected the physician to obtain third party financing for the system and to be

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES paid in full. Since that time, the physician financed and paid the Company $100,000 and began making monthly payments towards the balance. As of December 31, 2003, $107,848 is included in notes receivable and the Company is receiving approximately $4,000 per month. During the year ended December 31, 2003, the Company additionally recognized procedure fee revenues of approximately $13,550 related to this laser.

As of December 31, 2002, TLC Laser Eye Centers Inc. owned approximately 14% of the Company's Common Stock.


On August 15, 2002, the Company executed definitive agreements with the China Group. The China Group specializes in advanced medical treatment services, medical device distribution and medical project investment. The transaction established a strategic relationship that includes the commitment to purchase at least $10.0 million worth of Company products during the 12-month period following the signing of the definitive agreements, distribution of Company products in mainland China, Hong Kong, Macao and Taiwan, and a $2.0 million investment in the Company. Under the terms of the agreements, the products purchased are being paid by irrevocable letters of credit, confirmed by a U.S. bank and payable upon presentation of shipping documents. Through December 31, 2003, approximately $4.2 million worth of products were sold under these agreements. In October 2002, the investment called for under the agreements with the China Group was completed. In exchange for its $2.0 million investment, the Company issued the China Group 9,280,647 shares of Series H Convertible Preferred Stock that, subject to certain restrictions, could be converted into 18,561,294 shares of the Company's Common Stock and result in the purchaser holding approximately 40% of the Company's Common Stock. In 2003 and 2004 the China Group provided $2.0 million of debtor-in-possession financing, with $750,000 received as of year-end 2003. The DIP financing was an interest only note, at 9%. The note matured when the Company's re-organization was conformed by the bankruptcy court or April 30, 2004, which ever occured first. The re-organization plan as confirmed included a provision for $1 million to be converted to 6,850,000 new common shares, The remaining $1 million was converted into a three year interest only note. The note bears an interest rate of 9% and has a balloon payment due June 30, 2007. The China Group has the option to convert the remaining $1 million for an additional 2,500,000 common shares.

A new purchase agreement was signed with the China Group in February 2004, where they agreed to purchase $12 million of lasers and products over the next twelve months and the previous agreement was cancelled. The new agreement allows for two one-year extensions. See notes 12 and 18

NOTE 17--COMMITMENTS AND CONTINGENCIES

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

FORMER MRF, INC. SHAREHOLDER
----------------------------
In November 1999, a lawsuit was filed on behalf of a former shareholder of MRF, Inc. (the Subsidiary), a wholly owned subsidiary of the Company. The lawsuit named the Company's then chief executive officer as the sole defendant and alleged fraud and breach of fiduciary duty in connection with the redemption by the Subsidiary of the former shareholder's capital stock in the Subsidiary. At the time of the redemption, which redemption occurred prior to the Company's acquisition of the Subsidiary, the Company's former chief executive officer was the president and chief executive officer of the Subsidiary. The Company's Board of Directors authorized the Company to retain and, to the fullest extent permitted by the Delaware General Corporation Law, pay the fees of counsel to defend the Company's chief executive officer, the Subsidiary and the Company in the litigation so long as a court had not determined that the Company's chief executive officer failed to act in good faith and in a manner he reasonably believed to be in the best interest of the Subsidiary at the time of the redemption. During 2002, the Company agreed to the terms of a settlement with the plaintiff. The terms of the settlement required three payments totaling $140,000. The first payment of $50,000 was paid in October 2002. The second payment of $45,000 was due in September 2003, and the third payment of $45,000 was due in March 2004. All of the payments are to be made without interest unless there were to be a default in payment in which event interest would accrue at 9%. During 2002, the Company recorded expense of $140,000 related to this settlement. This creditor did not file a proof of claim in the bankruptcy case and accordingly the claim was discharged in bankruptcy.
See note 18.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

LAMBDA PHYSIK
-------------
In January 2000, a lawsuit was filed on behalf of Lambda Physik, Inc. (Lambda) alleging that the Company is in breach of an agreement it entered into with Lambda for the purchase of lasers from Lambda. Lambda has requested approximately $1.9 million in damages, plus interest, costs and attorney's fees. The Company has since successfully argued for a change in venue to Orange County, Florida. After no activity for over a year, the plaintiff filed a motion in July 2002 to have the court set a trial date, which they set for December 2002. Subsequently, the plaintiff filed a motion for continuance of the trial to allow the parties an opportunity to settle the dispute. In October 2002, the court entered an order continuing the trial and will reschedule only upon the filing of a new notice for trial by either party. The Company believes that the allegations made by the plaintiff are without merit. Management believed that the Company has satisfied its obligations under the agreement and that this action would not have a material adverse effect on the Company's financial condition or results of operations. This action was eliminated in bankruptcy. See note 18.

KREMER
------

In November 2000, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania on behalf of Frederic B. Kremer, M.D. and Eyes of the Future, P.C. alleging that the Company is in breach of certain terms and conditions of an agreement it entered into with Dr. Kremer relating to the Company's purchase of a patent from Dr. Kremer. Dr. Kremer has requested equitable relief in the form of a declaratory judgment as well as damages in excess of $1.6 million, plus interest, costs and attorney's fees. The parties have agreed to postpone discovery and attempt to agree on the final form of a settlement with the plaintiffs. The terms of the settlement agreement, as currently contemplated, would not require the Company to make any cash payments. The Company believed that the allegations made by the plaintiff were without merit. Management believed that the Company had satisfied its obligations under the agreement and that this action would not have a material adverse effect on the Company's financial condition or results of operations. This action was eliminated in bankruptcy. See note 18.

FORMER U.S. DISTRIBUTORS
------------------------
In October 2001, three entities that previously served as distributors for LaserSight's excimer laser system in the United States, Balance, Inc. d/b/a Bal-Tech Medical, Sun Medical, Inc. and Surgical Lasers, Inc., filed a lawsuit in the Circuit Court of the Ninth Judicial Circuit, Orange County, Florida. The lawsuit names the Company, its then chief executive officer and then vice president of sales, as defendants. The lawsuit alleges various claims related to the Company's termination of the distribution arrangements with the plaintiffs including breach of contract, breach of the covenant of good faith and fair dealing, tortuous interference with business relationships, fraudulent misrepresentation, conversion and unjust enrichment. Plaintiffs requested actual damages in excess of $5.0 million, punitive damages, prejudgment interest, attorneys' fees and costs and other equitable relief. The Company filed a motion for summary judgment that was denied. The Company then filed an answer and counterclaim. The plaintiffs have answered the counterclaim and have moved to strike some of the Company's affirmative defenses and the Company has moved to strike portions of the plaintiff's answer. To date, limited discovery has occurred. In March 2003, one of the three entities agreed to dismiss all of their claims with prejudice. Management believed that LaserSight Technologies had satisfied its obligations under the distribution agreements, and that the allegations against LaserSight Technologies, Mr. Farris and Mr. Spivey were without merit. As a result of the September 2003 Chapter 11 petition, and subsequent re-structuring, claims such as these have been resolved with the issuance of a portion of the 9,997,195 new common shares. See note 18.

JARSTAD
-------
In January 2002, a customer filed a lawsuit in the Superior Court of the State of Washington in and for the County of King. The lawsuit was subsequently remanded to federal court. The lawsuit names the Company and an unaffiliated finance company as defendants. The lawsuit alleges various claims related to the Company's sale of a laser system to the plaintiff including breach of contract, breach of express warranty, breach of implied warranty, fraudulent inducement, negligent misrepresentation, unjust enrichment, violation of the consumer protection act and product liability. Plaintiffs requested damages to be determined at trial, reimbursement for leasing fees, prejudgment and post judgment interest, attorneys' fees and costs and other equitable relief. In this matter, a settlement agreement has been signed by the parties. The terms of the settlement do not require the Company to make any cash payments. The Company agreed to service and calibrate the plaintiff's laser as well as provide certain software and equipment upgrades at either no cost to plaintiff or at prices that were negotiated in connection with the settlement, if and when such upgrades are available in the U.S.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

ITALIAN DISTRIBUTOR
-------------------
In February 2003, an Italian court issued an order restraining the Company from marketing its AstraPro software at a trade show in Italy. This restraining order was issued in favor of LIGI Tecnologie Medicali S.p.a. (LIGI), a distributor of the Company's products, and alleges that its AstraPro software product infringes certain European patents owned by LIGI. The Company retained Italian legal counsel to defend the Company in this litigation, and the Company was informed that the Italian court has revoked the restraining order and had ruled that LIGI must pay the Company's attorney's fees in connection with its defense of the restraining order. In addition, the Company's Italian legal counsel informed the Company that LIGI had filed a motion for a permanent injunction. The Company believes that its AstraPro software does not infringe the European Patents owned by LIGI, but due to cash flow constraints the Company has not been able to continue to defend its rights to distribute the AstraPro software in the European markets. Management believes that the outcome of this litigation will not have a material adverse impact on the Company's financial condition or results of operations. Since the Chapter 11 petition does not apply to foreign courts, this action is still pending.

LEASE OBLIGATIONS

The Company leases office space and certain equipment under operating lease arrangements.

Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year, as of December 31, 2003 are approximately as follows:

         2004                            367,000
         2005                            192,000
         2006                             77,000

Rent expense during 2003, 2002 and 2001 was approx-imately $397,000, $634,000 and $1,168,000, respectively.

OTHER COMMITMENTS

The Company owes royalties to third parties on certain products sold, primarily international laser sales, generally at a rate of 6% of the sales price after certain adjustments. Such royalties are expensed at the time of sale and paid quarterly based on cash collections in accordance with the license agreement.

NOTE 18 - VOLUNTARY REORGANIZATION UNDER CHAPTER 11

BANKRUPTCY PROCEEDINGS

On September 5, 2003, the Company and two of its subsidiaries filed a voluntary petition for relief in the Bankruptcy Court under Chapter 11. The Debtors continued to operate their businesses as debtors-in-possession through the close of business June 9, 2004. The Company filed a plan of reorganization (the Plan) with the Bankruptcy Court on April 28, 2004 the Bankruptcy Court confirmed the Plan. The Company emerged from Chapter 11 on June 10, 2004.

Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as debtor-in-possession. These claims are reflected in the December 31, 2003 balance sheet as "liabilities subject to compromise." The majority of secured claims are held by Heller
Healthcare Finance, Inc and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively "GE").

RESTRUCTURING CHARGE

Additionally, the company recognized reorganization charges of approximately $7.6 million during 2003. In applying Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the Company recognized the following expenses in 2003:

     Write off patents                      $ 4,098,607
     Inventory obsolescence                   3,588,039
     Other                                      (54,373)
                                            -----------
                                              7,632,273

     Bad debt reserve                         2,578,304
     Accrued commissions/licenses            (2,210,174)
                                            -----------
     Net bad debt expense                       368,130

The inventory obsolescence was classified as part of cost of revenues.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

Additional expenses recognized per approved bankruptcy claims:

     Warranty reserve                          4,640,319
     Salaries/severance                          791,307
     General & administrative                     68,253
                                            ------------
                                               5,499,879

The China Group owned 40% of the Company before bankruptcy and they own 72% of the Company after bankruptcy. The fresh start provisions of SOP 90-7 are followed if the pre-petition shareholders do not control more than 50% of the post-petition entity. The Company determined that since this was not the case, that fresh start reporting could not be adopted.

All professional expenses related to the bankruptcy have been expensed as occurred. $110,000 of professional fees for bankruptcy legal services were paid for in 2003. As a result of the September 2003 Chapter 11 petition, and subsequent re-structuring, all legal claims, except for the LIGI claim, have been resolved with the issuance of a portion of the 9,997,195 new common shares. Since the Chapter 11 petition does not apply to foreign courts, the LIGI action is still pending.

NOTE 19 - SUBSEQUENT EVENT

BANKRUPTCY/CONFIRMATION

On April 28, 2004, the Plan was confirmed by the Bankruptcy Court. The effective date of the Plan was June 30, 2004.

On June 30, 2004, the Company cancelled all outstanding stock, options and warrants and issued 9,997,195 new shares of common stock. The shares were distributed as follows:

     Creditors of LSI                       1,116,000
     Creditors of LST                       1,134,000 (1)
     Old Preferred Stockholders               360,000
     Old common stockholders                  539,997 (2)
     Cancel treasury stock                     (2,802)
     Conversion of $1 million DIP
     Financing                              6,850,000
                                            ---------
                                            9,997,195

(1) These shares will be issued upon the resolution of a creditor objection to claim.

(2) The old common stock was converted at a 51.828 to 1 ratio. Due to rounding on conversion only 539,997 shares were issued

On August 30, 2004, the Company signed a three year amended note with GE for $2,149,249. The note was effective June 30, 2004 and bears 9% interest. In the amendment, GE provided a waiver of the Company's failure to comply with all covenants. In exchange for the amendment and waiver, the Company will pay a $50,000 commitment fee, a $100,000 termination fee, attorney fees of $126,078 and an audit fee of $8,151. All fees were added to the principal balance. Revised covenants became effective that adjusted the minimum level of net worth to $750,000, minimum tangible net worth to $1.0 million and minimum quarterly net revenue to $1.0 million. GE was issued warrants to purchase 100,000 common shares, at $0.25 per share, or $0.40 per share if the China Group converts it's remaining $1 million of DIP financing.

The China Group provided $2 million of DIP financing, of which $750,000 was funded at December 31, 2003. On June 30, 2004, $1 million of the total was converted to 6,850,000 common shares. The remaining $1 million note bears interest of 9%, with interest only payments due monthly. It is a three year balloon note. The China Group has the option to convert the note to an additional 2,500,000 common shares. This note is subject to any GE liens on Company assets.

In June of 2004, as of the effective date of the re-organization plan, the following liabilities were relieved:

     Accounts Payable                       2,905,814
     Accrued TLC license fee                  825,500
     Accrued salaried/severance               235,367
     Accrued warranty                       6,125,370
     Accrued Ruiz license fees              3,471,613
     Deposits/service contracts               720,399
     Other accrued expenses                 1,331,711
                                           ----------
                                           15,616,134

In June 2004, $8.4 million of accounts and notes receivable were written off against the allowance for doubtful accounts.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

LIABILITIES SUBJECT TO COMPROMISE
---------------------------------

The company operated as a debtor-in-possession from September 5, 2003 through June 10, 2004 when a final bankruptcy release was obtained. As a result of the bankruptcy re-structuring, the company expects to record credits for debt forgiveness of approximately $15.6 during the three months ended June 30, 2004.