Form 10QSB
period 2004-03-31
LASERSIGHT INC /DE
filed 2005-03-23
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the quarterly period ended March 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934.
    For the Transition period from                to
                                  ---------------    --------------

Commission File Number:  0-19671

                             LASERSIGHT INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                            65-0273162
--------------------------                                   ----------
(State of Incorporation)                       (IRS Employer Identification No.)



             6848 Stapoint Court, Winter Park, Florida        32792
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
Yes   X            No
   -------           -------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act
Yes                No   X
   -------           -------
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X           No
   -------           -------

The number of shares of the registrant's common stock outstanding as of August 14, 2003 is 27,841,941. As detailed herein, the Company filed Chapter 11 bankruptcy on September 5, 2003. As a result of the bankruptcy, the company canceled these shares and issued 9,997,195 new shares on June 30, 2004. As of November 30, 2004, there are 9,997,195 common shares outstanding.

LASERSIGHT INCORPORATED AND SUBSIDIARIES

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS (WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934) THAT INVOLVE RISKS AND UNCERTAINTIES. LASERSIGHT'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTIONS ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - RISK FACTORS AND UNCERTAINTIES" IN THIS REPORT AND IN LASERSIGHT'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003. LASERSIGHT UNDERTAKES NO OBLIGATION TO UPDATE ANY SUCH FACTORS OR TO PUBLICLY ANNOUNCE THE RESULTS OF ANY REVISIONS TO ANY OF THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN TO REFLECT ANY FUTURE EVENTS OR DEVELOPMENTS.

                                      INDEX
                                                                                      PAGE
PART I. FINANCIAL INFORMATION

        Item 1. Condensed Consolidated Financial Statements (unaudited)

                Condensed  Consolidated  Balance Sheet as of March 31, 2004
                (unaudited)                                                             3

                Condensed  Consolidated  Statements  of  Operations  for the
                Three   Month   Periods   Ended  March  31,  2004  and  2003
                (unaudited)                                                             4

                Condensed  Consolidated  Statements  of Cash  Flows  for the
                Three   Month   Periods   Ended  March  31,  2004  and  2003
                (unaudited)                                                             5

                Notes to Condensed Consolidated Financial Statements (unaudited)        6



        Item 2.     Management's  Discussion and Analysis of Financial Condition
                    and Results of Operations                                          13

        Item 3. Controls and Procedures                                                19

PART II.OTHER INFORMATION

        Item 1. Legal Proceedings                                                      19

        Item 2. Unregistered Sales of Equity Securities and Use of Proceeds            20

        Item 3. Defaults Upon Senior Securities                                        20

        Item 4. Submission of Matters to a Vote of Security Holders                    20

        Item 5. Other Information                                                      20

        Item 6. Exhibits                                                               20


                         PART 1 - FINANCIAL INFORMATION

ITEM 1 -  FINANCIAL STATEMENTS

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                            March 31,
                          ASSETS                               2004
                                                         --------------
Current assets:                                            (Unaudited)
  Cash and cash equivalents ...........................   $   1,041,682
  Accounts receivable - trade, net ....................         565,826
  Notes receivable - current portion, net .............          91,069
  Inventories .........................................       3,039,718
  Other current assets ................................         143,165
                                                          -------------
                              Total Current Assets ....       4,881,460
Property and equipment, net ...........................          34,858
Patents and acquired intangibles, net .................         475,049
Other assets, net .....................................         276,019
                                                          -------------
                                                          $   5,667,386
                                                          =============
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities not subject to compromise :
  Note payable ........................................   $   1,843,313
  Accounts payable ....................................         257,658
  Accrued expenses ....................................         205,109
  Accrued Warranty ....................................         175,500
  Deferred revenue ....................................       1,039,240
                                                          -------------
                         Total Current Liabilities ....       3,520,820

Liabilities subject to compromise (a) .................      15,616,134
Deferred royalty revenue ..............................       4,567,891
Note Payable DIP Financing (Related Party).............       1,280,000
Commitments and contingencies
Stockholders' equity (deficit):
Convertible preferred stock, par value $.001 per
share; authorized 10,000,000shares:
Series H - 9,280,647 issued and outstanding ...........           9,281

Common stock - par value $.001 per share;
authorized 100,000,000 shares; 27,987,141 shares issued          27,987

Additional paid-in capital ............................     103,801,064
Accumulated deficit ...................................    (122,613,144)

Less treasury stock,at cost; 145,200 common shares ....        (542,647)
                                                          -------------
                                                            (19,317,459)
                                                          -------------
                                                          $   5,667,386
                                                          =============
(a)    Liabilities subject to compromise consist
       of the following:
     Accounts Payable .................................       2,905,814
     Accrued expenses .................................       5,864,191
     Accrued Warranty .................................       6,125,730
     Other liabilities ................................         720,339
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

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (Unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       2004           2003
                                                   ------------    ------------
Revenues:
    Products (1)..................................  $  2,066,512    $  2,086,155
    Royalties ...................................       234,810         234,810
                                                   ------------    ------------
                                                      2,301,322       2,320,965
Cost of revenues:
    Product cost ................................     1,088,434       1,345,544
                                                   ------------    ------------
Gross profit ....................................     1,212,888         975,421

Research and development and regulatory expenses         52,681         196,500

Other general and administrative expenses .......       620,001       2,428,522
Selling-related expenses ........................       220,788         617,780
Amortization of intangibles .....................         8,379         115,059
                                                   ------------    ------------
                                                        849,168       3,161,361
                                                   ------------    ------------

Income (Loss) from operations ...................       311,039      (2,382,440)
Other income and expenses:
Interest and other income .......................         4,054          26,615
Interest expense ................................       (50,901)       (112,628)
                                                   ------------    ------------
Income (Loss)  before income tax benefit ........       264,192      (2,468,453)
Income tax benefit ..............................             -         (57,708)
                                                   ------------    ------------
Net Income (Loss) ...............................       264,192      (2,410,745)
Conversion discount on preferred stock ..........             -        (483,837)
                                                   ------------    ------------
Income (Loss) attributable to common shareholders  $    264,192    $ (2,894,582)
                                                   ============    ============
Income (Loss) per common share
Basic and diluted: ..............................          0.01           (0.10)
                                                   ============    ============
Weighted average number of shares outstanding
Basic: ..........................................    27,842,000      27,842,000
                                                   ============    ============
Diluted: ........................................    46,403,000      27,842,000
                                                   ============    ============

(1) including revenues from related parties of $1,823,895 and $1,694,036 in the Three Months ended March 31,2004 and 2003, respectively.

      See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                                                            2004          2003
                                                                       -----------    ------------
Cash flows from operating activities
Net Income (Loss)...................................................   $   264,192    $(2,410,745)
 Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
Depreciation and amortization ......................................        39,050        301,158
Stock options issued for services ..................................             -          4,252
Changes in assets and liabilities:
Accounts and notes receivable, net .................................      (576,504)     1,977,304
Inventories ........................................................       322,267        614,528
   Accounts payable ................................................       223,663        198,157
   Accrued expenses ................................................       (90,539)      (316,476)
   Deferred revenue ................................................      (234,810)        (6,855)
   Other ...........................................................          (610)        97,057
                                                                       -----------    -----------

Net cash (used in)/provided by operating activities ................       (53,291)       458,380


Cash flows from financing activities
Payments on debt financing .........................................             -        (40,000)
 Proceeds from debt financing ......................................       530,000              -
Proceeds from stock subscription receivable ........................             -         16,000
                                                                       -----------    -----------

Net cash provided by/(used in) financing activities ................       530,000        (24,000)
                                                                       -----------    -----------

Increase in cash and cash equivalents ..............................       476,709        434,380

Cash and cash equivalents, beginning of period .....................       564,973      1,065,778
                                                                       -----------    -----------

Cash and cash equivalents, end of period ...........................   $ 1,041,682    $ 1,500,158
                                                                       ===========    ===========


      See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                Three Month Periods Ended March 31, 2004 and 2003


NOTE 1  BASIS OF PRESENTATION

        The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries ("LaserSight" or the "Company") as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position and the results of operation.

        The Company's business is subject to various risks and uncertainties , but contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has suffered recurring losses from operations and has a significant accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        The consolidated financial statements have been prepared in accordance with the requirements for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight's annual report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. There are no other components of comprehensive loss other than the Company's consolidated net income (loss) for the three-month periods ended March 31, 2004 and 2003. The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

        On September 5, 2003 the Company and two of its subsidiaries ("the Debtors") filed a voluntary petition for relief in the United States Bankruptcy Court, Middle District of Florida, Orlando Division, (the Bankruptcy Court") under Chapter 11 of Title 11 of the U.S. Bankruptcy Code ("the Bankruptcy Code or Chapter 11"). The Debtors continued to operate their businesses as debtors-in-possession ("DIP") through the close of business June 9, 2004. The Company filed a plan of reorganization (the Plan) with the Bankruptcy Court on April 28, 2004. The Bankruptcy Court confirmed the Plan on June 10, 2004. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Company continued business operations as Debtor-in-possession. Claims secured against the Company's assets "secured claims" also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The majority of secured claims are held by Heller Healthcare Finance, Inc ("Heller") and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively "GE"). $37,000 of professional fees for bankruptcy related legal services were paid in the three months ended March 31, 2004. See note 8.

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


        At the beginning of 2003, the Company did not have cash available to construct machines under the strategic relationship and requested a modification of the arrangement that would include prepayment by the China Group. The China Group purchased through prepayment some additional product, but resisted further purchases by prepayment without certain cost reductions and changes in operations. Prior to the execution of the June 2003 agreement, the China Group had purchased approximately $4.5 million worth of the Company's products. Thereafter the China Group prepaid for $2.2 million worth of product, for a total of $6.7 million of the original $10 million envisioned in the strategic relationship.

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

        Even with the Chapter 11 protection, the Company's ability to continue as a going concern is uncertain and dependent upon continuing to achieve improved operating results and cash flows or obtaining additional equity capital and/or debt financing. These condensed consolidated financial statements include substantial re-structuring charges recorded during the second quarter of 2003 necessary to reflect the diminution of asset carrying values due to Chapter 11 related charges and the Company's re-focus of its products to core product lines.




NOTE 2  CRITICAL ACCOUNTING POLICIES

        The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2003 Annual Report on Form 10-K, filed in March 2005, in the Critical Accounting Policies and Estimates section of "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations."


NOTE 3  PER SHARE INFORMATION

                Basic income (loss) per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied). Diluted income (loss) per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase Common Stock, and convertible Preferred Stock and are included in the computation using the treasury stock method if they would have a dilutive effect. In the first quarter of 2004, the convertible preferred stock was included in the fully diluted computation. As a result of the September 5, 2003 Chapter 11 filing, all common and preferred shares outstanding at and prior to June 30, 2004, including options and warrants, were canceled and as required by the approved bankruptcy plan, effective June 30, 2004, the Company issued 9,997,195 new common shares (see Note 1). The following table presents earnings per share figures as if the reorganization of the capital structure had taken place as of the beginning of the first period presented.

                                      Three Months Ended
                                                    March 31
                                            ---------------------
                                                 2004        2003
                                                 ----        ----
        Net income (loss) per common
        share basic and diluted  .........      $0.03      ($0.29)

        Weighted average number of
        common shares outstanding - basic
        and diluted .....................   9,997,195   9,997,195

NOTE 4  INVENTORIES

        Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates cost determined on the first-in first-out basis. The components of inventories, net of reserves, at March 31, 2004 are summarized as follows:

                                     March 31, 2004
                                        -----------

        Raw materials                   $ 2,477,555
        Work-in-process                     562,163
                                        -----------
                                        $ 3,039,718
                                        ===========



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

        On August 30, 2004, the Company signed an amended agreement with GE. The new note was effective June 30, 2004 and matures June 30, 2007. The note bears 9% interest per year. The loan covenants were modified to: net worth $750,000, tangible net worth $1,000,000 and minimum quarterly revenue of $1,000,000. The note also requires all SEC filings to be up to date by November 30, 2004. GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if the China Group converts their DIP loan to equity. The warrant expires June 30, 2008. After adding legal fees, commitment fees and termination fees, the new principal balance was $2,149,249 as of June 30, 2004. The Company is currently not in compliance with certain of its loan covenants and is attempting to negotiate revised terms with the lender; accordingly these amounts have been classified as short term obligations.

NOTE 6  CHINA TRANSACTION

        The Company had been in continuous negotiations with the China Group to secure immediate cash payments for the purchase of Company products, further define the terms of a long term strategy for the Company in China, and to outline a framework for additional product purchases. Further background on the China Group:

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

        NIMD purchased more than $7.5 million value of LaserSight's products and services after it was engaged in the exclusive distributorship with LaserSight and before LaserSight went into Chapter 11. In the past decade, NIMD invested and operated more than 20 PRK/LASIK excimer laser refractive surgery centers in joint venture with the most prestigious hospitals and medical institutes in China. NIMD is the largest business in Mainland China, as measured by the amount of investment in refractive surgery centers.

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

        The China Group provided $2 million of debtor-in-possession ("DIP") financing to the Company. On June 30, 2004, $1 million of the DIP financing was converted into 6,850,000 shares of common stock and the China Group owns 72% of the Company. Revenues to the China Group were $1.8 million in the three months ended March 31, 2004. Accounts receivable due from the China Group as of March 31, 2004 was $ 639,421. The loss of the China Group as a customer would have Significant adverse impact on the Company's ability to continue as a going concern.


NOTE 7  STOCK BASED COMPENSATION

        The Company accounts for stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, stock-based employee compensation cost is not reflected in net earnings, as all stock options granted under the plans had an exercise price equal to or in excess of the market value of the underlying common stock on the date of grant. As previously announced, as a result of the Chapter 11 filing, the Company cancelled all of the common and preferred shares, options and warrants outstanding at June 30, 2004. Had compensation cost for the Company's Stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement No. 123, "Accounting for Stock Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro-forma amounts indicated below:

                                                             Three months ended:
                                                   March 31,2004   March 31,2003

        Net income (loss), as reported                 $ 264,192    $(2,410,745)
        Deduct: Total stock-based employee
            compensation expense determined under
            fair value based method for all awards,
            net of related tax effects                     9,069        190,527
                                                       ---------    -----------
        Pro forma net income (loss)                      255,123     (2,601,272)
        Conversion discount on preferred stock                 -       (483,837)
                                                       ---------    -----------
        Pro forma income (loss) attributable
         to common shareholders                          255,123     (3,085,109)
                                                       =========    ===========
        Basic and diluted income (loss) per share:
            As reported                                   $ 0.01         (0.10)
                                                       =========    ===========
            Pro forma                                       0.01         (0.11)
                                                       =========    ===========


NOTE 8  CONTINGENCIES


        On September 5, 2003 LaserSight and two of its subsidiaries filed for Chapter 11 bankruptcy protection and reorganization in the United States Bankruptcy Court, Middle District of Florida, Orlando Division. The cases filed were LaserSight Incorporated, ("LSI") Case No. 6-03-bk-10371-ABB; LaserSight Technologies, Inc., ("LST") Case No.
        6-03-bk-10370-ABB; and LaserSight Patents, Inc., Case No. 6-03-bk-10369-ABB. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor-in-possession. These claims are reflected in the March 31, 2004 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The majority of secured claims are held by Heller Healthcare Finance, Inc., and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively "GE"). $37,000 of bankruptcy related professional fees for printing, postage and bankruptcy trustee fees were paid in the three months ended March 31, 2004.

        The Company had incurred significant losses and negative cash flows from operations in each of the years in the three-year period ended December 31, 2003 and had an accumulated deficit of $123 million at March 31, 2004. The substantial portion of these losses is attributable to an inability to sell certain products in the U.S. due to delays in Food and Drug Administration (FDA) approvals for the treatment of various procedures on the Company's excimer laser system in the U.S. and continued development efforts to expand clinical approvals of the Company's excimer laser and other products. Additionally, the Company's continued lack of adequate funding and working capital, and additional administrative and professional expenses attributed to the Chapter 11 filing, have also contributed to these losses.

        Even with the Chapter 11 protection, the Company's ability to continue as a going concern is uncertain and dependent upon continuing to achieve improved operating results and cash flows or obtaining additional equity capital and/or debt financing. These consolidated financial statements include substantial re-structuring charges recorded during the second quarter of 2003 necessary to reflect the diminution of asset carrying values and the Company's re-focus of its products to core product lines.


        As disclosed in the Company's Form 10-K filed for the year ended December 31, 2003, the Company was involved in various litigations, some of which were resolved as part of the September 2003 Chapter 11 filing.

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

NOTE 9  SEGMENT INFORMATION

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

        The table below summarizes information about reported segments as of and for the three months ended March 31:

                                Operating       Operating Profit              Depreciation and        Capital
                                 Revenues          (Loss)        Assets         Amortization      Expenditures
                                 --------          ------        ------         ------------      ------------
2004
Operating  segments:
     Refractive products        2,066,512         141,112       5,384,584             39,050                 -
     Patent services              234,810         234,810               -                  -                 -
     General corporate                  -         (64,883)        282,802                  -                 -
                          -------------------------------------------------------------------------------------
Consolidated total              2,301,322         311,039       5,667,386             39,050                 -
                          =====================================================================================

2003
Operating  segments:
     Refractive products        2,086,155      (2,118,066)     18,994,926            250,139                 -
     Patent services              234,810         234,810               -                  -                 -
     General corporate                  -        (499,184)      1,569,274                141                 -
                          -------------------------------------------------------------------------------------
Consolidated total              2,320,965      (2,382,440)     20,564,200            250,280                 -
                          =====================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements and Associated Risks


THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS "ANTICIPATES", "EXPECTS", "INTENDS", "PLANS", "BELIEVES", "SEEKS", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN "PART I -
ITEM 1 - DESCRIPTION OF BUSINESS - RISK FACTORS" AND PART II - ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS" CONTAINED IN THE COMPANY'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY'S ANNUAL REPORTON FORM 10-K IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY'S STOCK.

Overview

         LaserSight is principally engaged in the manufacture and supply of narrow beam scanning excimer laser systems, topography-based diagnostic workstations, and other related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of approximately 410 laser systems, including over 230of our LaserScan LSX(TM) laser systems. We are currently focused on selling in selected international markets, primarily China.

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


Bankruptcy

On September 5, 2003 the company filed for Chapter 11 bankruptcy protection and reorganization. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief are stayed while the Company continues business operations as debtor-in-possession. The Company operated in this manner from September 5, 2003 through June 10, 2004, when a final bankruptcy release was obtained. As a result of the bankruptcy re-structuring, the Company will record credits for debt forgiveness of approximately $ 15.6 million during the three months ended June 30, 2004. Additionally, the Company recognized charges of approximately $8.0 million during 2003 for write offs of patents, inventory and accounts receivable. The Company cancelled all of its outstanding common and preferred stock, including warrants and options, and issued 10,000,000 new common shares on June 30, 2004. The Company emerged from bankruptcy with approximately $2.1 million in unsecured liabilities, approximately $2.1 million in secured debt to GE, approximately $5.3 million in deferred revenue and approximately $1.0 million of DIP financing provided by NIIC. NIIC converted $1.0 million of the DIP financing for additional 6,850,000 common shares.


China Transaction

         In July 2002, we signed a non-binding letter of intent with the China Group; a company based in the People's Republic of China that specializes in advanced medical treatment services, medical device distribution and medical project investment. Definitive agreements relating to the China Group were executed on August 15, 2002, establishing a strategic relationship that included the commitment to purchase at least $10.0 million worth of our products during the 12-month period ending August 15, 2003, distribution of our products in mainland China, Hong Kong, Macao and Taiwan, and a $2.0 million investment in LaserSight. The investment was completed in October 2002 in the form of Series H convertible preferred stock that, subject to certain restrictions, could have been converted into shares of our common stock and result in the purchaser holding approximately 40% of our common stock. The products purchased were paid by irrevocable letters of credit, confirmed by a U.S. bank and payable upon presentation of shipping documents. The Company started shipping products under this agreement in August 2002. The Company reached an amended agreement with the China Group on June 20, 2003. That agreement called for the China Group to proceed with further purchases in order to meet the $10,000,000 purchase requirement from the August 2002 agreement and purchase additional product above and beyond the original purchase requirement if the Company was making substantial progress with regard to its restructured business plan. The China

Group provided $2.0 million of debtor-in-possession financing to the Company during the period December 2003 thru June 2004. On June 30, 2004 as part of the approved bankruptcy plan, $1.0 million of the DIP financing was converted into 6,850,000 shares of common stock and the China Group owns 72% of the Company.

         In February 2004, we received a revised commitment to purchase at least $12.0 million worth of our products during the 12-month period ending February 2005, to distribute our products in Mainland China, Hong Kong, Macao and Taiwan. Product issues during the fourth quarter of 2004 kept us from meeting this schedule. Issues arose concerning shipping, customs storage of lasers and lack of qualified staff in field service in China. Revised shipping procedures and training programs offered to Chinese field service engineers were put into place.


Results of Operations


         The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.


                                                                          Percent Increase (Decrease)
                                          As a Percentage of Net Sales       Over Prior Periods
                                          ----------------------------       ------------------
                                                  Net Sales
                                                 Three Months                      Three Months
                                                      Ended                              Ended
                                                     March 31,                          March 31,
                                                 2004         2003                 2004 vs. 2003
                                                 ----         ----                 -------------
Statement of Operations Data:
Net Revenues:
   Refractive products                           89.8%         89.9%                       -0.9%
   Patent services                               10.2%         10.1%                        0.0%
                                                -----         -----                       -----
       Net Revenues                             100.0%        100.0%                       -0.8%
Cost of Revenue                                  47.3%         58.0%                      -19.1%
                                                -----         -----                       -----
Gross Profit (1)                                 52.7%         42.0%                       24.3%
Research, development and
   regulatory expenses (2)                        2.3%          8.5%                      -73.2%
Other general and administrative
   expenses                                      26.9%        104.6%                      -74.5%
Selling-related expenses (3)                      9.6%         26.6%                      -64.3%
Amortization of intangibles                       0.4%          5.0%                      -92.7%
                                                -----         -----                       -----

Income (Loss) from continuing operations.        13.5%       -102.6%                     -113.1%


(1) As a percentage of net revenues, the gross profit for refractive products only for the three months ended March 31, 2004 and 2003, were 47% and 36%, respectively.

(2) As a percentage of refractive product net sales, research, development and regulatory expenses for the three months ended March 31, 2004 and 2003, were 3% and 9%, respectively.

(3) As a percentage of refractive product net sales, selling-related expenses for the three months ended March 31, 2004 and 2003, were 11% and 30%, respectively.


                                    15 of 20

THREE MONTHS ENDED MARCH 31, 2004, COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

      REVENUES. Net revenues for the three months ended March 31, 2004 decreased by $19,000, or 1%, to $2.3 million from $2.3 million for the comparable period in 2003.

      During the three months ended March 31, 2004, refractive products revenues decreased $20,000, or 1% to $2.1 million from $2.1 million for the comparable period in 2003. During the three months ended March 31, 2004, excimer laser system sales accounted for approximately $1.8 million in revenues compared to $1.6 million in revenues over the same period in 2003. During the three months ended March 31, 2004, 8 laser systems were sold as compared to seven laser systems sold during the comparable period in 2003. During the three months ended March 31, 2004, parts revenues accounted for approximately $0.2 million in revenues compared to $0.4 million in revenues over the same period in 2002.

      Net revenues from patent services for the three months ended March 31, 2004 remain unchanged at approximately $235,000.

      Geographically, China has become our most significant market with $1.8 million in revenue during the three months ended March 31, 2004, as compared to $1.7 million in 2003.

      COST OF REVENUES; GROSS PROFIT. For the three months ended March 31, 2004 and 2003, gross profit margins were 53% and 42%, respectively. The gross margin increase during the three months ended March 31, 2004 was primarily attributable to lower costs for scrap and rework and $150,000 lower inventory obsolescence reserves.

      RESEARCH, DEVELOPMENT AND REGULATORY EXPENSES. Research, development and regulatory expenses for the three months ended March 31, 2004 decreased approximately $144,000, or 73%, to $53,000 from $196,000 for the comparable period in 2003. While decreasing our salary and consulting expenses, we continued to develop our AstraMax diagnostic workstation and excimer laser systems.

      OTHER GENERAL AND ADMINISTRATIVE EXPENSES. Other general and administrative expenses for the three months ended March 31, 2004 decreased $1.8 million, or 74%, to $620,000 from $2.4 million for the comparable period in 2003. This decrease was primarily due to a decrease in expenses of approximately $791,000 related to salary and benefits cost reductions to the sales and marketing, customer support, and professional services departments, a reduction of $150,000 in bad debt expense and a reduction of $104,000 in depreciation, $ 132,000 travel expenses, $ 193,000 legal expenses, $ 178,000 accounting fees, $ 87,000 leases, $ 51,000 telephone, $ 36,000 board of directors related expenses and $ 78,000 various other office expenses.

      SELLING-RELATED EXPENSES. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the three months ended March 31, 2004 decreased $397,000, or 64%, to $221,000 from $618,000 during the comparable period in 2003. This decrease was primarily attributable to a $390,000 decrease in costs of licensing fees due under an old licensing agreement.The Company defaulted on the license agreement in Q3 2003 and per the terms of the agreement all future payments became due and were booked in Q3 2003.


      AMORTIZATION OF INTANGIBLES. During the three months ended March 31, 2004, costs relating to the amortization of intangible assets were $8,379 compared to $115,059 in the comparable period in 2003. Items directly related to the amortization of intangible assets are acquired technologies, patents and license agreements. During 2003, as a result of the re-structuring the Company wrote off approximately $4.1 of impaired intangibles, leaving approximately $500,000 of un-impaired intangibles. Accordingly, the company expects future amortization amounts to be minimal, although the company will continue to review the carrying values for further impairments on a periodic basis.

                                    16 of 20

      INCOME (LOSS) FROM OPERATIONS. The operating income for the three months ended March 31, 2004 was $311,000 compared to the operating loss of $2.4 million for the same period in 2003. This decrease in the loss from operations was primarily due to reductions in operating expenses.

      OTHER INCOME AND EXPENSES. Interest and other income for the three months ended March 31, 2004 was $4,100, a decrease of $22,600 over the comparable period in 2003. Interest and dividend income was earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. During the three months ended March 31, 2004, interest expense decreased by $62,000, or 55%, from $113,000 to $51,000 as a result of repayments on our term loan and fully amortized financing costs.

      INCOME TAXES. For the three months ended March 31, 2004, we had no income tax expense. For the three months ended March 31, 2003, income tax benefit of $58,000, was related to a refund the Company received from a settlement with the IRS on its 1995 return.

      NET INCOME/(LOSS). Net income for the three months ended March 31, 2004, was $264,000 compared to a net loss of $2.4 million for the comparable period in 2003. The decrease in net loss for the three months ended March 31, 2004 can be attributed to the significant reductions in our operating expenses.

      LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS. For the three months ended March 31, 2003, the Company's loss attributable to common shareholders was impacted by the accretion of the value of the conversion discount on the Series H Preferred Stock.This discount was fully amortized as of December 31, 2003.

      INCOME (LOSS) PER SHARE. The income per basic and diluted share was $0.01 for the three months ended March 31, 2004 and ($0.10) for the comparable period in 2003. As a result of the September 5, 2003 chapter 11 petition, the company cancelled of its outstanding common and preferred shares, including options and warrants and on June 30, 2004 the company issued 10,000,000 new common shares.

Inflation and Currency Fluctuation

      Inflation and currency fluctuations have not previously had a material impact upon the results of operations and are not expected to have a material impact in the near future.

Liquidity and Capital Resources

      On September 5, 2003 the company filed for Chapter 11 bankruptcy protection and reorganization. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petition for relief were stayed while the Company continued business operations as debtor-in-possession. The Company operated in this manner from September 5, 2003 through June 10, 2004 when a final bankruptcy order was obtained. As a result of the bankruptcy re-structuring, the Company will record credits for debt forgiveness of approximately $15.6 million during the three months ended June 30, 2004.The credits are for accounts payable, accrued license fees, accrued salaries, accrued warranty, accrued Ruiz license fees, deposits and other accrued expenses. Additionally, the Company recognized re-structuring charges of approximately $7.7 million during the three months ended June 30, 2003. The company also cancelled all of its outstanding common and preferred stock including warrants and options, and issued 10,000,000 new common shares on June 30, 2004. The company will emerge from bankruptcy with approximately $0.6 million in unsecured liabilities, approximately $2.1 million in secured debt to GE, approximately $7.4 million in deferred revenue. Additionally the China Group converted $1.0 million of its $2.0 million DIP loan for 68.5%, or 6,850,000 common shares in the re-organized Company. The China Group can convert, at their option, the remaining DIP financing for an additional 2,500,000 common shares.

      With the new revenues being generated from the China Transaction and projected sales to other customers, management expects LaserSight's cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet its anticipated operating cash requirements for the next several months.


                                    17 of 20

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

      On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with GE. We borrowed $3.0 million under the term loan at an annual rate equal to two and one-half percent (2.5%) above the prime rate. Interest is payable monthly and the loan must be repaid on March 12, 2003. As of September 30, 2003, the outstanding principal on our term loan was approximately $1.8 million. Under our credit facility, we had the option to borrow amounts at an annual rate equal to one and one-quarter percent (1.25%) above the prime rate for short-term working capital needs or such other purposes as approved by GE. Borrowings were limited to 85% of eligible accounts receivable related to U.S. sales. Eligible accounts receivable were to be primarily based on future U.S. sales, which did not increase as a result of our decision to not actively market our laser in the U.S. until we receive additional FDA approvals.

      Borrowings under the GE loans were secured by substantially all of the Company's assets. The term loan and credit facility require us to meet certain covenants, including the maintenance of a minimum net worth. The terms of the loans originally extended to March 12, 2003. In addition to the costs and fees associated with the transaction, we issued to GE a warrant to purchase 243,750 shares of common stock at an exercise price of $3.15 per share. The warrant expired on March 12, 2004. On August 15, 2002, GE provided a waiver of our prior defaults under our loan agreement pending the funding of the equity portion of the NIMD transaction. Upon receipt of the equity investment in October 2002, revised covenants became effective that decreased the required minimum level of net worth to $2.1 million, decreased minimum tangible net worth to negative $2.8 million and decreased required minimum quarterly revenues during the last two quarters of 2002 and the first quarter of 2003. In exchange for the waiver and revised covenants, the Company paid $150,000 in principal to GE upon the receipt of the equity investment in October 2002 and agreed to increase other monthly principal payments to $60,000 in October 2002 and to $40,000 during each of November and December 2002 and January 2003, with the remaining principal due on March 12, 2003.

      On March 12, 2003, our loan agreement with GE was extended by 30 days from March 12, 2003 to April 11, 2003. On March 31, 2003, our loan agreement with GE was amended again. In addition to the amendment, GE waived our failure to comply with the net revenue covenant for the fourth quarter of 2002. In exchange for the amendment and waiver, we paid approximately $9,250 in fees to GE and agreed to increase our monthly principal payments to $45,000 beginning in April 2003. Revised covenants became effective on March 31, 2003 that decreased the minimum level of net worth to $1.0 million, minimum tangible net worth to negative $4.0


                                    18 of 20
million and minimum quarterly net revenue during 2003 to $2.0 million. We agreed to work in good faith with GE to adjust these covenants by May 31, 2003 based on our first quarter 2003 financial results and our ongoing efforts to obtain additional cash infusion. As discussed above, on June 20, 2003 the Company announced that it had been advised by GE that its loans were in default due to an adverse material change in the financial condition and business operations. The Company continued to negotiate with GE during June and July of 2003, until a new agreement was executed on August 28, 2003 providing for an extension of the loans through January 2005.

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


ITEM 3.  CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. While our Chief Executive Officer and Chief Financial Officer were unable to reach a conclusion regarding the effectiveness of our disclosure controls and procedures as of March 31, 2004, they have concluded that such controls and procedures are currently effective at the reasonable assurance level.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         Certain legal proceedings  against LaserSight are described in
         Item 3 (Legal Proceedings) of LaserSight's Form 10-K for the year ended December 31, 2003.



                                    19 of 20

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         As discussed in Note 1 to the unaudited condensed consolidation financial statements, the Company and two of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on September 5, 2003. As a result of this petition, the company canceled all common and preferred shares, including options and warrants. On June 30, 2004 the Company issued 10,000,000 new common shares pursuant to the plan approved by the Bankruptcy Court.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

        On September 5, 2003 the Company filed a Chapter 11 bankruptcy petition. As described on Part I, Item 2, the Company had been in default under its loan agreements with GE. The company had been in continuous negotiations with GE during the term of the bankruptcy and on August 30, 2004 the Company signed a three-year note expiring on June 30, 2007. The note bears interest of 9%. Certain covenants were modified as follows: net worth $750,000, tangible net worth $1,000,000 and minimum quarterly revenues of $1,000,000. GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if the China Group converts their DIP loan to equity. The warrant expires on June 30, 2008. The Company is currently not in compliance with certain covenants of the loan agreements. Accordingly all amounts have been classified as short term obligations

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5   OTHER INFORMATION

         Not applicable.

ITEM 6   EXHIBITS


Exhibit
Number                              Description
------  ------------------------------------------------------------------------

11 Statement of Computation of Loss Per Share (Included in Financial Statements in Part I, Item 1 hereof)
31.1     Certifications of CEO pursuant to Rule 13a-14(a)

31.2    Certifications of CFO pursuant to Rule 13a-14(a)

32      Certifications of CEO and CFO pursuant to Section 1350





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LaserSight Incorporated

Dated: March 22, 2005               By:   /s/ Danghui ("David") Liu
                                          ---------------------------
                                           Danghui ("David") Liu, President,
                                           Chief Executive Officer and President

Dated: March 22, 2005            By:    /s/ Dorothy M. Cipolla
                                          ---------------------------
                                           Dorothy M. Cipolla,
                                           Chief Financial Officer