Form 10QSB
period 2004-06-30
LASERSIGHT INC /DE
filed 2005-03-23
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934. For the quarterly period ended June 30, 2004

                                       or

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


                                      INDEX
                                                                                                PAGE
PART I.   FINANCIAL INFORMATION

<         Item 1.  Condensed Consolidated Financial Statements

                   Condensed Consolidated Balance Sheet  as of June 30, 2004                       3

                   Condensed  Consolidated  Statements of Operations  for the Three Month
                   Periods and Six Month Periods Ended June 30, 2004 and 2003                      4

                   Condensed  Consolidated  Statements  of Cash Flows for the Six Month
                   Periods Ended June 30, 2004 and 2003                                            5

                   Notes to Condensed Consolidated Financial Statements                            6



          Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
                   Results of Operations                                                          11




          Item 3.  Controls and Procedures                                                        17

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                              18

          Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    18

          Item 3.  Defaults Upon Senior Securities                                                18

          Item 4.  Submission of Matters to a Vote of Security Holders                            18

          Item 5.  Other Information                                                              18

          Item 6.  Exhibits                                                                       18


                         PART I - FINANCIAL INFORMATION
ITEM 1 -  FINANCIAL STATEMENTS
                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                       June 30,
                             ASSETS                                        2004
                                                                  -------------
Current assets:                                                      (Unaudited)
  Cash and cash equivalents ..................................... $     798,268
  Accounts receivable - trade, net ..............................       738,747
  Notes receivable - current portion, net .......................        85,719
  Inventories ...................................................     2,706,660
  Other current assets ..........................................        40,178
                                                                  -------------
                             Total Current Assets ...............     4,369,572

Property and equipment, net .....................................       124,246
Patents and acquired intangibles, net ...........................       466,670
Other assets, net ...............................................       612,807
                                                                  -------------
                                                                  $   5,573,295
                                                                  =============
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable, current portion ................................ $   2,105,740
  Accounts payable ..............................................       120,295
  Accrued expenses ..............................................       309,621
  Accrued Warranty ..............................................       235,500
  Deferred revenue ..............................................     1,039,240
                                                                  -------------
                            Total Current Liabilities ...........     3,810,396

Deferred royalty revenue ........................................     4,333,081
Note payable, long term portion .................................       100,374
Note Payable DIP Financing - related party.......................     1,000,000
Commitments and contingencies
Stockholders' equity (deficit):
Convertible preferred stock, par value $.001 per share;
authorized 10,000,000 shares: Series H - 0 issued and outstanding             -

Common stock - par value $.001 per share; authorized 100,000,000 shares; 9,997,195 (8,863,195 issued, 1,134,000 to be issued
pending a creditor objection to claim) ..........................         9,997
Additional paid-in capital ......................................   104,618,070
Accumulated deficit .............................................  (108,298,623)
                                                                  -------------
                                                                     (3,670,556)
                                                                  -------------
                                                                  $   5,573,295
                                                                  =============

   See accompanying notes to the condensed consolidated financial statements.


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  (Unaudited)                     (Unaudited)
                                                                 Three Months Ended             Six Months Ended
                                                               June 30,                      June 30,
                                                            ----------------------------- -----------------------------
                                                                2004           2003           2004           2003
                                                            ----------------------------- -----------------------------
Revenues:
    Products (1).........................................   $    938,856    $  1,595,642    $  3,005,368    $  3,681,797
    Royalties ...........................................        234,810         234,810         469,620         469,620
                                                            ------------    ------------    ------------    ------------
                                                               1,173,666       1,830,452       3,474,988       4,151,417
Cost of revenues:
    Product cost ........................................        938,994       4,539,718       2,027,428       5,885,262
                                                            ------------    ------------    ------------    ------------
Gross profit (loss)......................................        234,672      (2,709,266)      1,447,560      (1,733,845)

Research and development and regulatory expenses ........         39,922          96,800          92,604         293,299

Other general and administrative expenses ...............        898,235       3,453,091       1,518,236       5,881,613
Selling-related expenses ................................        133,915         586,287         354,703       1,204,067
Amortization of intangibles .............................          8,379         115,059          16,758         230,118
Impairment of patents ...................................              -       4,098,607               -       4,098,607
                                                            ------------    ------------    ------------    ------------
                                                               1,040,529       8,253,044       1,889,697      11,414,405
                                                            ------------    ------------    ------------    ------------

Income (loss) from operations ...........................       (845,779)    (11,059,110)       (534,741)    (13,441,549)
Other income and expenses:
Interest and other income ...............................         51,588          11,357          55,642          37,972
Interest expense ........................................       (178,921)        (43,000)       (229,822)       (155,628)
                                                            ------------    ------------    ------------    ------------

Income (loss) before income tax benefit .................       (973,112)    (11,090,753)       (708,921)    (13,559,205)
Income tax benefit ......................................              -               -               -         (57,708)
                                                            ------------    ------------    ------------    ------------
Net income(loss) before extinguishment of debt ..........       (973,112)    (11,090,753)       (708,921)    (13,501,497)
Gain on extingushment of debt ...........................     15,287,634               -      15,287,634               -
                                                            ------------    ------------    ------------    ------------
Net income (loss) before conversion discount on preferred     14,314,522     (11,090,753)     14,578,713     (13,501,497)

Conversion discount on preferred stock ..................              -        (483,837)              -        (959,698)
                                                            ------------    ------------    ------------    ------------
Income (loss) attributable to common shareholders .......   $ 14,314,522    $(11,574,590)   $ 14,578,713    $(14,461,195)
                                                            ============    ============    ============    ============
Income (loss) per common share
Basic: ..................................................           0.52           (0.42)           0.53           (0.52)
                                                            ============    ============    ============    ============
Diluted: ................................................           0.31           (0.42)           0.32           (0.52)
                                                            ============    ============    ============    ============

Weighted average number of shares outstanding
Basic: ..................................................     27,644,000      27,842,000      27,743,000      27,842,000
                                                            ============    ============    ============    ============
Diluted: ................................................     45,999,000      27,842,000      46,201,000      27,842,000
                                                            ============    ============    ============    ============

(1) - (including revenues from related parties of $ 853,291,$ 1,188,733,$ 2,730,910 and $ 2,882,769, respectively)





See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (Unaudited)


                                                                2004              2003
                                                            ------------    ------------
Cash flows from operating activities
Net income (loss) .......................................   $ 14,578,713    $(13,501,497)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization ...........................         67,730         486,563
Provision for uncollectable accounts ....................              -       3,790,201
Write off of inventory ..................................              -       3,588,040
Impairment of patents ...................................              -       4,098,607
Stock options issued for services .......................              -           4,251
Additions to notes payable for fees & penalities ........        305,211               -
Gain on extinguishment of debt ..........................    (15,287,634)              -
Changes in assets and liabilities:
   Accounts and notes receivable ........................       (744,075)      1,263,149
   Inventories ..........................................        655,325         925,161
   Accounts payable .....................................        141,124         499,261
   Accrued expenses .....................................        140,322      (3,116,048)
   Deferred revenue .....................................       (469,620)      1,279,296
   Other ................................................       (234,411)         52,430
                                                            ------------    ------------

Net cash used in operating activities ...................       (847,315)       (630,946)

Cash flows from investing activities
Purchases of property and equipment, net ................       (109,689)        (13,897)
                                                            ------------    ------------

Net cash used in investing activities ...................       (109,689)        (13,897)

Cash flows from financing activities
 Payments on debt financing .............................        (59,701)       (130,000)
 Prcoeeds on DIP financing ..............................      1,250,000               -
 Proceeds from stock subscription receivable ............              -          32,336
                                                            ------------    ------------

Net cash provided by/(used in) financing activities .....      1,190,299         (97,664)
                                                            ------------    ------------

Increase (Decrease) in cash and cash equivalents ........        233,295        (742,507)

Cash and cash equivalents, beginning of period ..........        564,973       1,065,778
                                                            ------------    ------------

Cash and cash equivalents, end of period ................   $    798,268    $    323,271
                                                            ============    ============




   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            Three and Six Month Periods Ended June 30, 2004 and 2003


NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, consolidated financial statements of LaserSight Incorporated and subsidiaries ("LaserSight" or the "Company") as of June 30, 2004, and for the three-month and six-month periods ended June 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position and the results of operation.

         The Company's business is subject to various risks and uncertainties which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has suffered recurring losses from operations and has a significant accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The consolidated financial statements have been prepared in accordance with the requirements for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight's annual report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. There are no other components of comprehensive loss other than the Company's consolidated net income (loss) for the three and six month periods ended June 30, 2004 and 2003. The results of operations for the three and six month periods ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

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

NOTE 3   PER SHARE INFORMATION

         Basic income or loss per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied). Diluted loss per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase Common Stock, and convertible

         Preferred Stock and are included in the computation using the treasury stock method if they would have a dilutive effect. However, as a result of the September 5, 2003 Chapter 11 filing, all common and preferred shares outstanding at and prior to June 30, 2004, including options and warrants were cancelled and new shares were distributed, effective June 30, 2004, as follows:

                 Creditors of LSI                   1,116,000
                 Creditors of LST                   1,134,000 (1)
                 Old Preferred Stockholders           360,000
                 Old common stockholders              539,997 (2)
                 Cancel treasury stock                 (2,802)
                 Conversion of $1 million DIP
                 Financing                          6,850,000
                                                   ----------
                                                    9,997,195

            o  (1) These  shares  will be  issued  upon the  resolution  of a creditor objection to claim.

            o  (2) The old common stock was converted at a ratio of 51.828 to 1.

         The following table presents earnings per share figures as if the reorganization of the capital structure had taken place as of the beginning of the first period presented.

                                                Three Months Ended     Six Months Ended
                                                     June 30,               June 30,
                                             --------------------- ---------------------
                                                 2004        2003       2004       2003
                                                 ----        ----       ----       ----
         Net income (loss) per common
         share - basic and diluted .......      $1.43      ($1.16)     $1.46     ($1.45)

         Weighted average number of
         common shares outstanding - basic
         and diluted .....................   9,997,195  9,997,195  9,997,195  9,997,195

NOTE 4   INVENTORIES

         Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates cost determined on the first-in first-out basis. The components of inventories, net of reserves, at June 30, 2004 and December 31, 2003 are summarized as follows:

                                       June 30, 2004      December 31, 2003
                                       -------------      -----------------

              Raw materials            $   2,075,785          2,749,988
              Work-in-process                630,875            611,997
                                       -------------          ---------
                                       $   2,706,660          3,361,985
                                       =============          =========

NOTE 5   AMENDED LOAN AGREEMENT

         On June 20, 2003 the Company announced that it had been advised by Heller Healthcare Finance, Inc ("Heller") and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively "GE"), that its loans to the Company were in default due to an adverse material change in the financial condition and business operations of the Company. The Company continued to negotiate with GE and on August 30, 2004 the Company signed a three-year note expiring on June 30, 2007. The note bears interest of 9%. Certain covenants were modified as follows: net worth $750,000, tangible net worth $1,000,000 and minimum quarterly revenues of $1,000,000. GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if New Industries Investment Group (the "China Group"), see Note 6, converts its DIP loan to equity. The warrant expires June 30, 2008. The Company is currently not in compliance with certain of its loan covenants and is attempting to negotiate and revise the terms with the vendor, accordingly, the outstanding loan balance is classified as a current liability.


NOTE 6   CHINA BACKGROUND

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

         The China Group provided $2 million of debtor-in-possession ("DIP") financing to the Company. On June 30, 2004, $1 million of the DIP financing was converted into 6,850,000 shares of common stock and the China Group owns 72% of the Company. Revenues to the China Group were $2.7 million and $2.9 million in the six months ended June 30, 2004 and 2003, respectively. Accounts receivable due from the China Group as of June 30, 2004 was $956,189. The loss of the China Group as a customer would have an significant adverse effect on the Company's ability to continue as a going concern.


NOTE 7   STOCK BASED COMPENSATION

         The Company accounts for stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, stock-based employee compensation cost is not reflected in net earnings, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As previously announced, as a result of the Chapter 11 filing, the Company cancelled all of the common and preferred shares, options and warrants outstanding at June 30, 2004. Accordingly, there was no stock based compensation for the three months and six months ended June 30, 2004. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                  Three months ended:
                                                                                  ------------------
                                                                            June 30, 2004     June 30, 2003

         Net income (loss), as reported                                     $ 14,314,521       (11,090,753)
         Deduct: Total stock-based employee
             compensation expense determined under
             fair value based method for all awards,
             net of related tax effects                                               --          (190,527)
                                                                            ------------       -----------
         Pro forma net income (loss)                                          14,314,521       (11,281,280)

         Conversion discount on preferred stock                                       --          (483,837)
                                                                            ------------       -----------
         Pro forma income (loss) attributable to common shareholders          14,314,521       (11,765,117)
                                                                            ============       ===========
         Basic income (loss) per share:
             As reported                                                          $ 0.52            (0.42)
                                                                                  ======            =====
             Pro forma                                                              0.52            (0.42)
                                                                                  ======            =====
         Diluted income (loss) per share:
             As reported                                                          $ 0.31            (0.42)
                                                                                  ======            =====
             Pro forma                                                              0.31            (0.42)
                                                                                  ======            =====



                                                                                   Six months ended:
                                                                                   ----------------
                                                                            June 30, 2004     June 30, 2003

         Net income (loss), as reported                                     $ 14,578,713       (13,501,498)
         Deduct: Total stock-based employee
             compensation expense determined under
             fair value based method for all awards,
             net of related tax effects                                               --          (381,054)
                                                                            ------------       -----------
         Pro forma net income (loss)                                          14,578,713       (13,882,552)

         Conversion discount on preferred stock                                       --          (959,698)
                                                                            ------------       -----------
         Pro forma income (loss) attributable to common shareholders          14,578,713       (14,842,250)
                                                                            ============       ===========
         Basic income (loss) per share:
             As reported                                                          $ 0.52            (0.52)
                                                                                  ======            =====
             Pro forma                                                              0.52             (0.53)
                                                                                  ======            =====
         Diluted income (loss) loss per share:
             As reported                                                          $ 0.32            (0.49)
                                                                                  ======            =====
             Pro forma                                                              0.32            (0.51)
                                                                                  ======            =====

NOTE 8   CONTINGENCIES


         On September 5, 2003 LaserSight and two of its subsidiaries filed for Chapter 11 bankruptcy protection and reorganization in the United States Bankruptcy Court, Middle District of Florida, Orlando Division. The cases filed were LaserSight Incorporated, ("LSI") Case No. 6-03-bk-10371-ABB; LaserSight Technologies, Inc., ("LST") Case No. 6-03-bk-10370-ABB; and LaserSight Patents, Inc., Case No. 6-03-bk-10369-ABB. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor-in-possession. These claims were reflected in the
         December  31,  2003   balance   sheet  as   "liabilities   subject  to
         compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The majority of secured claims are held by Heller Healthcare Finance, Inc., and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively "GE").

         The Company had incurred significant losses and negative cash flows from operations in each of the years in the three-year period ended December 31, 2003, and had an accumulated deficit of $108 million at June 30, 2004. Cash flows were positive during the six month period ended June 30, 2004. The substantial portion of these losses is attributable to an inability to sell certain products in the U.S. due to delays in Food and Drug Administration (FDA) approvals for the treatment of various procedures on the Company's excimer laser system in the U.S. and continued development efforts to expand clinical approvals of the Company's excimer laser and other products.
         Additionally, the Company's continued lack of adequate funding and working capital, and additional administrative and professional expenses attributed to the Chapter 11 filing, have also contributed to these losses.


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

         On April 28, 2004, the Bankruptcy Court confirmed the Re-organization Plan. The effective date of the Plan was June 30, 2004. On December 22, 2004 a final decree of bankruptcy was issued.

         On June 30, 2004, the Company cancelled all outstanding stock, options and warrants and issued 9,997,195 new shares of common stock. The shares were distributed as follows:

         Creditors of LSI                   1,116,000
         Creditors of LST                   1,134,000 (1)
         Old Preferred Stockholders           360,000
         Old common stockholders              539,997 (2)
         Cancel treasury stock                 (2,802)
         Conversion of $1 million DIP
         Financing                          6,850,000
                                         ------------
                                            9,997,195

         (1) These shares were issued in January of 2005, after a creditor objection to claim was settled.

         (2) The old common stock was converted at a ratio of 51.828 to 1. Due to rounding on conversion only 539,997 shares were issued.


         In June of 2004, the effective date of the re-organization plan, the following liabilities were relieved:

         Accounts Payable                $  2,905,814
         Accrued TLC license fee              825,500
         Accrued salaried/severance           235,367
         Accrued warranty                   6,125,730
         Accrued Ruiz license fees          3,471,613
         Deposits/service contracts           720,399
         Other accrued expenses             1,331,711
                                         ------------
                                           15,616,134
         Stock issued to creditors           (328,500)
                                         ------------
         Gain on forgiveness of debt     $ 15,287,634


         The new common stock issued to the creditors was valued at $0.146 per share, or $328,500, which was deducted from the forgiven liabilities. The stock value per shares is the same amount as the $1,000,000 of DIP financing converted to equity.

         $270,000 and $307,000 were paid for bankruptcy related professional fees for legal, financial advisor, bankruptcy trustee, transfer agent, new stock certificates, priority claims, printing and postage for the three and six months ended June 30, 2004, respectively.

         As disclosed in the Company's Form 10-K filed for the year ended December 31, 2003, the Company was involved in various litigations, some of which were resolved as part of the September 2003 Chapter 11 bankruptcy filing.

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






         The table below summarizes information about reported segments as of and for the three months ended June 30:

                                Operating       Operating Profit                   Depreciation and        Capital
                                 Revenues          (Loss)              Assets         Amortization      Expenditures
                                 --------          ------              ------         ------------      ------------
2004
Operating  segments:
     Refractive products            938,856           (981,436)       4,963,123            28,680                 -
     Patent services                234,810            234,810                -                 -                 -
     General corporate                    -            (99,153)         610,172                 -                 -
                            ----------------------------------------------------------------------------------------
Consolidated total                1,173,666           (845,779)       5,573,295            28,680                 -
                            ========================================================================================

2003
Operating  segments:
     Refractive products          1,595,642        (10,750,424)       7,367,687         2,233,896            13,897
     Patent services                234,810            234,810                -                 -                 -
     General corporate                    -           (543,496)         320,949               141                 -
                            ----------------------------------------------------------------------------------------
Consolidated total                1,830,452        (11,059,110)       7,688,636         2,234,037            13,897
                            ========================================================================================

         The table below summarizes information about reported segments as of and for the six months ended June 30:



                                Operating       Operating Profit                   Depreciation and        Capital
                                 Revenues          (Loss)              Assets         Amortization      Expenditures
                                 --------          ------              ------         ------------      ------------
2004
Operating  segments:
     Refractive products          3,005,368           (840,326)       4,963,123            67,730           109,689
     Patent services                469,620            469,620                -                 -                 -
     General corporate                    -           (164,035)         610,172                 -                 -
                            ----------------------------------------------------------------------------------------
Consolidated total                3,474,988           (534,741)       5,573,295            67,730           109,689
                            ========================================================================================

2003
Operating  segments:
     Refractive products          3,681,797        (12,734,832)       7,367,687           486,281            13,897
     Patent services                469,620            469,620                -                 -                 -
     General corporate                    -         (1,176,337)         320,949               282                 -
                            ----------------------------------------------------------------------------------------
Consolidated total                4,151,417        (13,441,549)       7,688,636           486,563            13,897
                            ========================================================================================


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

Overview

       LaserSight is principally engaged in the manufacture and supply of narrow beam scanning excimer laser systems, topography-based diagnostic workstations, and other related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of approximately 420 laser systems, including over 230 of our LaserScan LSX(TM) laser systems. We are currently focused on selling in selected international markets; primarily China.

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

Bankruptcy


       On September 5, 2003 the company filed for Chapter 11 bankruptcy protection and reorganization. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief are stayed while the Company continues business operations as debtor-in-possession. The Company operated in this manner from September 5, 2003 through June 10, 2004, when a final bankruptcy release was obtained. As a result of the bankruptcy re-structuring, the Company has recorded credits for debt forgiveness of approximately $15.6 million during the three months ended June 30, 2004. Additionally, the Company recognized charges of approximately $7.0 million during 2003 for patent impairments, inventory and accounts receivable write offs. The Company cancelled all of its outstanding common and preferred stock, including warrants and options, and issued 9,997,195 new common shares on June 30, 2004. The Company emerged from bankruptcy with approximately $0.7 million in unsecured liabilities, approximately $2.1 million in secured debt to GE, approximately $5.4 million in deferred revenue and approximately $1.0 million of DIP financing provided by NIIC. As part of the approved bankruptcy plan NIIC converted $1.0 million of the DIP financing for an additional 6,850,000 common shares. $270,000 and $307,000 were paid for bankruptcy related professional fees for legal, financial advisor, bankruptcy trustee, transfer agent, new stock certificates, priority claims, printing and postage for the three and six months ended June 30, 2004, respectively.

China Transaction

       In February 2004, we received a commitment to purchase at least $12.0 million of our products during the 12-month period ending February 2005, and distribute our products in Mainland China, Hong Kong, Macao and Taiwan. presentation of shipping documents. The Company started shipping products under From February 2004 through June 30, 2004, approximately $2.9 million of products were sold under these agreements and subsequent modifications. The purchase agreement provides for two one year extensions.

Results of Operations

       The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.


                                                                                                 Percent Increase (Decrease)
                                                         As a Percentage of Net Sales                Over Prior Periods
                                                         ----------------------------                ------------------

                                                   Three Months                Six Months        Three Months    Six Months
                                                      Ended                       Ended             Ended           Ended
                                                     June 30,                    June 30,          June 30,        June 30,
                                                2004         2003           2004          2003   2004 vs. 2003  2004 vs. 2003
                                                ----         ----           ----          ----   -------------  -------------
Statement of Operations Data:
Net Revenues:
   Refractive products ...............          80.0%         87.2%         86.5%         88.7%         -41.2%         -18.4%
   Patent services ...................          20.0%         12.8%         13.5%         11.3%           0.0%           0.0%
                                               -----         -----         -----         -----         ------         ------
       Net Revenues ..................         100.0%        100.0%        100.0%        100.0%         -35.9%         -16.3%
Cost of Revenue ......................          80.0%        248.0%         58.3%        141.8%         -79.3%         -65.6%
                                               -----         -----         -----         -----         ------         ------
Gross Profit (1) .....................          20.0%       -148.0%         41.7%        -41.8%        -108.7%        -183.5%
Research, development and ............                                                                  -58.8%         -68.4%
   regulatory expenses (2 ............           3.4%          5.3%          2.7%          7.1%
Other general and administrative .....                                                                  -74.0%         -74.2%
   expenses ..........................          76.5%        188.6%         43.7%        141.7%
Impairment of patents ................           0.0%        223.9%          0.0%         98.7%        -100.0%        -100.0%
Selling-related expenses (3) .........          11.4%         32.0%         10.2%         29.0%         -77.2%         -70.5%

Amortization of intangibles ..........           0.7%          6.3%          0.5%          5.5%         -92.7%         -92.7%
                                               -----         -----         -----         -----         ------         ------
Loss from continuing operations ......         -72.1%       -380.3%        -15.4%       -225.1%         -92.4%         -96.0%



(1) As a percentage of net revenues, the gross profit for refractive products only for the three months ended June 30, 2004 and 2003, and the six months ended June 30, 2004 and 2003, were 0%, (185)%, 33% and (60)%, respectively.

(2) As a percentage of refractive product net sales, research, development and regulatory expenses for the three months ended June 30, 2004 and 2003, and the six months ended June 30, 2004 and 2003, were 4%, 6%, 3% and 8%, respectively.

(3) As a percentage of refractive product net sales, selling-related expenses for the three months ended June 30, 2004 and 2003, and the six months ended June 30, 2004 and 2003, were 14%, 37%, 12% and 33%, respectively.



Three Months Ended June 30, 2004, Compared to Three Months Ended June 30, 2003

       Revenues. Net revenues for the three months ended June 30, 2004 decreased by $657,000, or 36%, to $1.2 million from $1.8 million for the comparable period in 2003.

       During the three months ended June 30, 2004 refractive products revenues decreased $657,000, or 41%, to $0.9 million from $1.6 million for the comparable period in 2003. This revenue decrease was primarily the result of lower sales of parts for laser systems. During the three months ended June 30, 2004, excimer laser system sales accounted for approximately $0.7 million in revenues compared to $0.9 million in revenues over the same period in 2003. During the three months ended June 30, 2004, 3 laser systems were sold compared to four laser systems for the comparable period in 2003.

       Net revenues from patent services for the three months ended June 30, 2004 remained the same at $235,000 for the comparable period in 2003.

       Geographically, China has become our most significant market with $0.9 million in revenue during the three months ended June 30, 2004, as compared to $1.2 million for the three months ended June 30, 2003.

       Cost of Revenues; Gross Profit. For the three months ended June 30, 2004 and 2003, gross profit margins were 20% and (148%), respectively. The gross margin increase during the three months ended June 30, 2004 was primarily a charge of $3.6 million which was recorded for inventory obsolescence reserve during the three months ended June 30,2003. The Company's reorganization plan, as confirmed by the bankruptcy court, called for a refocus of the Company's products lines and the reduction of keratome and other obsolete inventory.

       Research, Development and Regulatory Expenses. Research, development and regulatory expenses for the three months ended June 30, 2004 decreased approximately $57,000, or 59%, to $40,000 from $97,000 for the comparable period in 2003. While decreasing our salary and consulting expenses, we continued to develop our AstraMax diagnostic workstation.

       Other General and Administrative Expenses. Other general and administrative expenses for the three months ended June 30, 2004 decreased $2.6 million, or 74%, to $0.9 million from $3.5 million for the comparable period in 2003. This decrease was primarily due to a decrease of approximately $1.5 million related to cost reductions to the sales and marketing, customer support, and administration, a $0.1 reduction in depreciation expense and a reduction of $1.0 million in bad debt expense.

       Selling-Related Expenses. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the three months ended June 30, 2004 decreased $0.5 million, or 77%, to $134,000 from $586,000 during the comparable period in 2002. This decrease was primarily attributable to a $0.4 million decrease in costs of license fees, and a decrease of $0.1 million of warranty expense primarily related to the terms on our excimer laser systems and on shipping expenses related to the cost of shipping our finished products.

       Amortization of Intangibles. Costs relating to the amortization of intangibles for the three months ended June 30, 2004 decreased $107,000, or 93%, to $8,000 from $115,000 during the comparable period in 2002. Items directly related to the amortization of intangible assets are acquired technologies, patents and license agreements. During 2003, the Company wrote off approximately $4.1 million of impaired intangibles, leaving approximately $500,000 of un-impaired intangibles. Accordingly, the Company expects future amortization amounts to be minimal, although the Company will continue to review the carrying values for further impairments on a periodic basis.


       Impairment of Patents. In the second quarter of 2003 the Company recorded an impairment loss of approximately $4.1 million related to Keratome, acquired technology and diagnostic patents. Management decided to write-off the assets due to a lack of a potential market for its acquired technology.

       Loss From Operations. The operating loss for the three months ended June 30, 2004 was $846,000 compared to the operating loss of $11.1 million for the same period in 2003. This decrease is a result of $4.1 million charge for impairment of patents in 2003 and $3.6 million in inventory write off in 2003.

       Other Income and Expenses. Interest and other income for the three months ended June 30, 2004 was $52,000, a decrease of $40,000 over the comparable period in 2003. Interest and other income were earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. During the three months ended June 30, 2004, interest expense increased by $136,000, or 316%, from $43,000 to $179,000 as a result of increased borrowings and penalties and fees as part of our re-structuring.

       Income Taxes. During the three months ended June 30, 2004 and 2003, there was no income tax expense.

       Gain on Forgiveness of Debt. During three months ended June 30, 2004, a gain on forgiveness of debt was recognized of $15.3 million. Amounts written off included: accounts payable, license fees, warranty obligations, contract fees and other accrued expenses.

       Net Income(Loss). Net income for the three months ended June 30, 2004, was $14.3 million compared to a net loss of $11.1 million for the comparable period in 2003. The decrease in net loss for the three months ended June 30, 2004 can be primarily attributed to the gain on forgiveness of debt related to the Chapter 11 bankruptcy petition.

       Income(Loss) Per Share. The income per basic and diluted share was $0.52 and $0.31 for the three months ended June 30, 2004 and ($0.42) for the comparable period in 2003. However, as previously announced the Company canceled all of the common and preferred stock outstanding, including options and warrants, at June 30, 2004. On June 30, 2004 the Company issued 9,997,195 new common shares.

Six Months Ended June 30, 2004, Compared to Six Months Ended June 30, 2003

       Revenues. Net revenues for the six months ended June 30, 2004 decreased by $0.7 million, or 16%, to $3.5 million from $4.2 million for the comparable period in 2003.

       During the six months ended June 30, 2004, refractive products revenues decreased $0.7 million, or 18%, to $3.0 million from $3.7 million for the comparable period in 2003. This revenue decrease was primarily the result of lower parts revenue. During the six months ended June 30, 2004, excimer laser system sales accounted for approximately $2.4 million in revenues compared to $2.3 million in revenues over the same period in 2003. During the six months ended June 30, 2004 and 2003, 11 laser systems were sold.

       Net revenues from patent services for the six months ended June 30, 2004 remained the same at $470,000 for the comparable period in 2003.

       Geographically, China has become our most significant market with $2.7 million in revenue during the six months ended June 30, 2004, from $2.9 million for the comparable period in 2003. We expect China to continue as our most significant market.

       Cost of Revenues; Gross Profit. For the six months ended June 30, 2004 and 2003, gross profit margins were 43% and (42%) respectively. The gross margin increase during the six months ended June 30, 2004 was primarily a charge of $3.6 million which was recorded for inventory obsolescence reserve during the six months ended June 30, 2003. The Company's reorganization plan, as confirmed by the bankruptcy court, called for a refocus of the Company's products lines and the reduction of keratome and other obsolete inventory.


       Research, Development and Regulatory Expenses. Research, development and regulatory expenses for the six months ended June 30, 2004 decreased approximately $200,000, or 68%, to $93,000 from $293,000 for the comparable period in 2003. While decreasing our expenses, we continued to develop our AstraMax diagnostic workstation.

       Other General and Administrative Expenses. Other general and administrative expenses for the six months ended June 30, 2004 decreased $4.4 million, or 74%, to $1.5 million from $5.9 million for the comparable period in

2003. This decrease was primarily due to a decrease in of approximately $ 3.1 million related to cost reductions to the sales and marketing, customer support, and administration, a $0.2 reduction in depreciation expense and a reduction of $1.1 million in bad debt expense.

       Selling-Related Expenses. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the six months ended June 30, 2004 decreased $0.9 million, or 71%, to $0.4 million from $1.2 million during the comparable period in 2002. This decrease was primarily attributable to a decrease in license fees due on our excimer laser system sales.

       Amortization of Intangibles. Costs relating to the amortization of intangibles for the six months ended June 30, 2004 decreased $213,000, or 93%, to $17,000 from $230,000 during the comparable period in 2003. Items directly related to the amortization of intangible assets are acquired technologies, patents and license agreements. During 2003, as a result of bankruptcy related re-structuring costs the Company wrote off approximately $4.1 million of impaired intangibles, leaving approximately $500,000 of un-impaired intangibles. Accordingly, the Company expects future amortization amounts to be minimal, although the Company will continue to review the carrying values for further impairments on a periodic basis.


       Impairment of Patents. In the second quarter of 2003 the Company recorded an impairment loss of approximately $4.1 million related to Keratome, acquired technology and diagnostic patents. Management decided to write-off the assets due to a lack of a potential market for its acquired technology.

       Loss From Operations. The operating loss for the six months ended June 30, 2004 was $0.5 million compared to the operating loss of $13.4 million for the same period in 2003. In the six months ended June 30, 2003 a $4.1 million charge was taken for the impairment of patents and $3.6 million of obsolete inventory was written off.

       Other Income and Expenses. Interest and other income for the six months ended June 30, 2004 was $56,000, an increase of $18,000 over the comparable period in 2003. Interest and other income were earned from the investment of cash and cash equivalents and the collection of long-term receivables related to laser system sales. During the six months ended June 30, 2004, interest expense increased by $74,000, or 47%, from $156,000 to $230,000 as a result of increased borrowings due to bankruptcy related restructuring.

       Income Taxes. For the six months ended June 30, 2004, we had no income tax expense. For the six months ended June 30, 2003, income tax benefit amounted to approximately $58,000, which was related to a refund the Company received from a settlement with the IRS on its 1995 return.

       Gain on Forgiveness of Debt. During three months ended June 30, 2004, a gain on forgiveness of debt was recognized of $15.3 million. Amount written off included: accounts payable, license fees, warranty obligations, contract fees and other accrued expenses.

       Net Income(Loss). Net income for the six months ended June 30, 2004, was $14.6 million compared to a net loss of $13.5 million for the comparable period in 2003. The decrease in net loss for the six months ended June 30, 2004 can be primarily attributed to the gain on forgiveness of debt based on our confirmed reorganization plan in our Chapter 11 petition.

       Loss Attributable to Common Shareholders. For the six months ended June 30, 2003, the Company's loss attributable to common shareholders was impacted by the accretion of the value of the conversion discount on the Series H Preferred Stock. This discount was fully accreted as of December 31,2003. The Series H Preferred Stock was cancelled as part of the Company's re-organization plan in bankruptcy.

       Income (Loss) Per Share. The income per basic and diluted share was $0.53 and $0.32 for the six months ended June 30, 2004 and ($0.52) for the comparable period in 2003. As a result of the September 5, 2003 chapter 11 petition, the company cancelled all of its outstanding common and preferred shares, including options and warrants. On June 30, 2004 the Company issued 9,997,195 new common shares.

Inflation and Currency Fluctuation

       Inflation and currency fluctuations have not previously had a material impact upon the results of operations and are not expected to have a material impact in the near future.

Liquidity and Capital Resources

       On September 5, 2003 the company filed for Chapter 11 bankruptcy protection and reorganization. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief are stayed while the Company continues business operations as debtor-in-possession. The Company operated in this manner from September 5, 2003 through June 10, 2004, when a final bankruptcy release was obtained. As a result of the bankruptcy re-structuring, the Company has recorded credits for debt forgiveness of approximately $15.6 during the three months ended June 30, 2004. Additionally, the Company recognized charges of approximately $7.0 million during 2003 for patent impairment, accounts receivable and inventory write offs. The Company cancelled all of its outstanding common and preferred stock, including warrants and options, and issued 9,997,195 new common shares on June 30, 2004. Of these shares 1,134,000 are issuable pending resolution of a creditor's objection to claim. The Company emerged from bankruptcy with approximately $0.7 million in unsecured liabilities, approximately $2.1 million in secured debt to GE, approximately $5.4 million in deferred revenue and approximately $1.0 million of DIP financing provided by NIIC. NIIC converted $1.0 million of the DIP financing for additional equity.

       With the new revenues being generated from the China Group and projected sales to other customers, management expects that LaserSight's cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet its anticipated operating cash requirements for the next several months. This expectation is based upon assumptions regarding cash flows and results of operations over the next several months and is subject to substantial uncertainty and risks beyond our control. If these assumptions prove incorrect, the duration of the time period during which LaserSight could continue operations could be materially shorter. We continue to face liquidity and capital resource issues relative to the timing of the successful completion of new sales compared to our ongoing payment obligations. To continue our operations, we will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history. While we are working to achieve these improved results, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures.

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

       On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with GE. We borrowed $3.0 million under the term loan at an annual rate equal to two and one-half percent (2.5%) above the prime rate. Interest was payable monthly and the loan was required to be repaid on March 12, 2003. As of June 30, 2004, the outstanding principal on our term loan is approximately $2.2 million. Under our credit facility, we had the option to borrow amounts at an annual rate equal to one and one-quarter percent (1.25%) above the prime rate for short-term working capital needs or such other purposes as approved by GE. Borrowings were limited to 85% of eligible accounts receivable related to U.S. sales. Eligible accounts receivable were to be primarily based on future U.S. sales, which did not increase as a result of our decision to not actively market our laser in the U.S. until we receive additional FDA approvals.

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

       On March 12, 2003, our loan agreement with GE was extended by 30 days from March 12, 2003 to April 11, 2003. On March 31, 2003, our loan agreement with GE was amended again. In addition to the amendment, GE waived our failure to comply with the net revenue covenant for the fourth quarter of 2002. In exchange for the amendment and waiver, we paid approximately $9,250 in fees to GE and agreed to increase our monthly principal payments to $45,000 beginning in April 2003. Revised covenants became effective on March 31, 2003 that decreased the minimum level of net worth to $1.0 million, minimum tangible net worth to negative $4.0 million and minimum quarterly net revenue during 2003 to $2.0 million. We agreed to work in good faith with GE to adjust these covenants by May 31, 2003 based on our first quarter 2003 financial results and our ongoing efforts to obtain additional cash infusion. As discussed above, On June 20, 2003 LSI announced that it had been advised by GE that its loans to LSI and LST were in default due to an adverse material change in the financial condition and business operations of LSI and LST. The Company continued to negotiate with GE during June and July of 2003, until a new agreement was executed on August 28, 2003 providing for an extension of the loans through January 2005.

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



ITEM 3.  CONTROLS AND PROCEDURES

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. While our Chief Executive Officer and Chief Financial Officer were unable to reach a conclusion regarding the effectiveness of our disclosure controls and procedures as of June 30, 2004, they have concluded that such controls and procedures are currently effective at the reasonable assurance level.

                           PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

         Certain legal proceedings against LaserSight are described in Item 3 (Legal Proceedings) of LaserSight's Form 10-K for the year ended December 31, 2003.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

         Not applicable.

ITEM 5   OTHER INFORMATION

         Not applicable.

ITEM 6   EXHIBITS


Exhibit
Number                           Description
------        ---------------------------------------------------------

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

                                     LaserSight Incorporated

Dated: March 22, 2005                By: /s/ Danghui ("David") Liu
                                         ----------------------------
                                          Danghui ("David") Liu, President,
                                          Chief Executive Officer and Director

Dated: March 22, 2005                By:  /s/ Dorothy M. Cipolla
                                         ----------------------------
                                          Dorothy M. Cipolla,
                                          Chief Financial Officer

                                INDEX TO EXHIBITS
Exhibit
Number                       Description
------        ---------------------------------------------------------

11 Statement of Computation of Loss Per Share (Included in Financial Statements in Part I, Item 1 hereof)
31.1     Certifications of CEO pursuant to Rule 13a-14(a)
31.2     Certifications of CFO pursuant to Rule 13a-14(a)
32       Certifications of CEO and CFO pursuant to Section 1350