Form 10QSB
period 2004-09-30
LASERSIGHT INC /DE
filed 2005-03-23
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the quarterly period ended September 30,
      2004.

                                                      or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934. For the Transition period from
                                     to
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



                6848 Stapoint Court., Winter Park, Florida 32792
      ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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
Yes      X             No
    ------------          ------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act
Yes                    No       X
    ------------          ------------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes       X            No
    ------------          ------------

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


                                      INDEX
                                                                                                  PAGE
PART I.   FINANCIAL INFORMATION

          Item 1.  Condensed Consolidated Financial Statements

                   Condensed  Consolidated  Balance  Sheet as of September  30, 2004               3

                   Condensed  Consolidated  Statements of Operations  for the Three Month
                   Periods and Nine Month Periods Ended September 30, 2004 and 2003                4

                   Condensed  Consolidated  Statements  of Cash  Flows for the Nine Month
                   Periods Ended September 30, 2004 and 2003                                       5

                   Notes to Condensed Consolidated Financial Statements                            6



          Item 2.  Management's  Discussion  and  Analysis  of  Financial  Condition  and
                   Results of Operations                                                          11




          Item 3.  Controls and Procedures                                                        17

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings                                                              19

          Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    19

          Item 3.  Defaults Upon Senior Securities                                                19

          Item 4.  Submission of Matters to a Vote of Security Holders                            19

          Item 5.  Other Information                                                              19

          Item 6.  Exhibits                                                                       19

                         PART I - FINANCIAL INFORMATION
ITEM 1 -  FINANCIAL STATEMENTS
                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                September 30,
                             ASSETS                                  2004
                                                                ------------
Current assets:                                                   (Unaudited)
  Cash and cash equivalents                                     $    660,046
  Accounts receivable - trade, net                                   341,905
  Notes receivable - current portion, net                             71,607
  Inventories                                                      2,728,360
  Other current assets                                                41,921
                                                                ------------
               Total Current Assets                                3,843,839

Property and equipment, net                                          119,889
Patents and acquired intangibles, net                                458,291
Other assets, net                                                    878,731
                                                                ------------

                                                                $  5,300,750
                                                                ============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  Note payable, current portion                                 $  1,926,960
  Accounts payable                                                   481,753
  Accrued expenses                                                   349,901
  Accrued warranty                                                   231,200
  Deferred revenue                                                 1,039,240
                                                                ------------
                Total Current Liabilities                          4,029,054

Deferred royalty revenue                                           4,098,271
Note Payables, long term portion                                      95,355
Note Payable DIP Financing Related Party                           1,000,000
Commitments and contingencies
Stockholders' equity (deficit):

Convertible preferred stock, par value $.001 per share;
authorized 10,000,000 shares: 0 issued
and outstanding                                                            -

Common stock - par value $.001 per share; authorized
100,000,000 shares; 9,997,195 (8,863,195 issued,
1,134,000 to be issued pending a creditor objection to claim)          9,997
Additional paid-in capital                                       104,618,070
Accumulated deficit                                             (108,549,997)
                                                                ------------
                                                                  (3,921,930)
                                                                ------------
                                                                $  5,300,750
                                                                ============



   See accompanying notes to the condensed consolidated financial statements.

                             LASERSIGHT INCORPORATED AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (Unaudited)                  (Unaudited)
                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                   ----------------------------  ----------------------------
                                                          2004         2003            2004          2003
                                                   ----------------------------  ----------------------------
Revenues:
    Products (1)                                      $  930,816   $ 1,615,725     $ 3,936,184   $ 5,297,522
    Royalties                                            234,810       234,810         704,430       704,430
                                                   ----------------------------  ----------------------------
                                                       1,165,626     1,850,535       4,640,614     6,001,952
Cost of revenues:
    Product cost                                         626,776       510,221       2,654,205     6,395,484
                                                   ----------------------------  ----------------------------
Gross profit (loss)                                      538,850     1,340,314       1,986,409      (393,532)

Research and development and regulatory expenses          42,747        61,298         135,351       354,597

Other general and administrative expenses                707,258     2,154,653       2,225,494     8,036,266
Selling-related expenses                                 117,807     3,342,737         472,510     4,546,805
Allowed warranty claims                                        -     4,640,319               -     4,640,319
Amortization of intangibles                                8,379         8,286          25,137       238,404
Impairment of patents                                          -             -               -     4,098,607
                                                   ----------------------------  ----------------------------
                                                         833,444    10,145,995       2,723,141    21,560,401
                                                   ----------------------------  ----------------------------

Income (Loss) from operations                           (337,341)   (8,866,979)       (872,083)  (22,308,530)
Other income and expenses:
Interest and other income                                275,476        10,422         331,117        48,393
Interest expense                                        (189,509)      (58,908)       (419,330)     (214.535)
                                                   ----------------------------  ----------------------------
Income (loss) before income tax benefit                 (251,374)   (8,915,465)       (960,296)  (22,474,672)
Income tax benefit                                             -             -               -       (57,708)
                                                   ----------------------------  ----------------------------
Net income (loss) before extinguishment of debt         (251,374)   (8,915,465)       (960,296)  (22,416,964)
Gain on extingushment of debt                                  -             -      15,287,634             -
                                                   ----------------------------  ----------------------------
Net income (loss)                                       (251,374)   (8,915,465)     14,327,338   (22,416,964)
Conversion discount on preferred stock                         -      (487,861)             -     (1,447,559)
                                                   ----------------------------  ----------------------------
Income (loss) attributable to common shareholders     $ (251,374) $ (9,403,326)   $ 14,327,338 $ (23,864,523)
                                                   ============================  ============================
Income (loss) per common share
Basic:                                                $    (0.03) $      (0.34)   $       0.66 $       (0.86)
                                                   ============================  ============================
Diluted:                                              $    (0.03) $      (0.34)   $       0.42 $       (0.86)
                                                   ============================  ============================
Weighted average number of shares
outstanding
Basic:                                                 9,997,000    27,842,000      21,828,000    27,842,000
                                                   ============================  ============================
Diluted:                                               9,997,000    27,842,000      34,133,000    27,842,000
                                                   ============================  ============================


(1) Including revenues from a related party of $ 778,804, $ 1,350,809, $ 3,509,714, and $ 4,223,577, respectively.


   See accompanying notes to the condensed consolidated financial statements.

                                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                                CONDENSDED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                   (Unaudited)

                                                                           2004             2003
                                                                      ------------     -------------
Cash flows from operating activities
Net income (loss)                                                     $ 14,327,338     $ (22,416,964)
Adjustments to reconcile net loss to net cash provided by
 (used in) operating activities:
Depreciation and amortization                                               80,466           571,011
Provision for uncollectable accounts                                             -         3,028,604
Write off of inventory                                                           -         3,588,040
Impairment of patents                                                            -         4,098,607
Additions to notes payable for fees & penalities                           305,211                 -
Stock options issued for services                                                -             4,251
Debt Forgiveness income                                                (15,287,634)                -
Changes in assets and liabilities:
   Accounts and notes receivable                                          (333,121)        3,336,607
   Inventories                                                             633,625         1,272,653
   Accounts payable                                                        447,758           329,358
   Accrued expenses                                                        231,449         6,390,970
   Deferred revenue                                                       (704,430)       (1,322,542)
   Other                                                                  (502,077)          500,396
                                                                      -------------    --------------

Net cash used in operating activities                                     (801,415)         (619,009)

Cash flows from investing activities
Purchases of property and equipment, net                                  (109,689)          (13,897)
                                                                      -------------    --------------

Net cash used in investing activities                                     (109,689)          (13,897)

Cash flows from financing activities
 Payments on debt financing                                               (243,823)         (240,577)
 Prcoeeds on DIP financing                                               1,250,000                 -
 Proceeds from stock subscription receivable                                     -            32,336
                                                                      -------------    --------------

Net cash provided by (used) in financing activities                      1,006,177          (208,241)
                                                                      -------------    --------------

Increase (Decrease) in cash and cash equivalents                            95,073          (841,147)

Cash and cash equivalents, beginning of period                             564,973         1,065,778
                                                                      -------------    --------------

Cash and cash equivalents, end of period                              $    660,046     $     224,631
                                                                      =============    ==============

   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three and Nine Month Periods Ended September 30, 2004 and 2003


NOTE 1    BASIS OF PRESENTATION

          The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries ("LaserSight" or the "Company") as of September 30, 2004, and for the three-month and nine-month periods ended September 30, 2004 and 2003 have been prepared in accordance with accounting principles generally accepted in the United States and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position and the results of operation.

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

          The condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight's annual report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. There are no other components of comprehensive loss other than the Company's consolidated net income
          (loss) for the three-month and nine month periods ended September 30, 2004 and 2003. The results of operations for the three and nine month period ended September 30, 2004 are not necessarily indicative of the operating results for the full year.

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

NOTE 3    PER SHARE INFORMATION

          Basic income or loss per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied). Diluted loss per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents include options and warrants to purchase Common Stock, are included in the computation using the treasury stock method, and convertible preferred stock using the if-converted method, if they would have a dilutive effect. However, as a result of the September 5, 2003 Chapter 11 filing, all common and preferred shares outstanding at and prior to June 30, 2004, including options and warrants were cancelled and new shares were distributed, effective June 30, 2004, as follows:

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

                                                Three Months Ended     Nine Months Ended
                                                   September 30,         September 30,
                                             --------------------- ---------------------
                                                 2004        2003       2004       2003
                                                 ----        ----       ----       ----
         Net income (loss) per common
         share basic and diluted  .........     ($0.03)    ($0.84)     $1.43     ($2.10)

         Weighted average number of
         common shares outstanding - basic
         and diluted .....................   9,997,195  9,997,195  9,997,195  9,997,195

NOTE 4    INVENTORIES

          Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates cost determined on the first-in first-out basis. The components of inventories, net of reserves, at September 30, 2004 are summarized as follows:


                                                 September 30, 2004
                                                 ------------------
          Raw materials                                  $1,959,971
          Work-in-process                                   768,389
          Finished goods                                        -0-
          Test equipment - clinical trials                      -0-

                                                  -----------------
                                                          2,728,360
                                                  ==================

NOTE 5    AMENDED LOAN AGREEMENT

          On September 20, 2003 the Company announced that it had been advised by Heller Healthcare Finance, Inc ("Heller") and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively "GE"), that its loans to the Company were in default due to an adverse material change in the financial condition and business operations of the Company. The Company continued to negotiate with GE and on August 30, 2004 the Company signed a three-year note expiring on September 30, 2007. The note bears interest of 9%. Certain covenants were modified as follows: net worth $750,000, tangible net worth $1,000,000 and minimum quarterly revenues of $1,000,000. GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if the New Industries Investment Group (the "China Group"), see Note 6, converts its DIP loan to equity. The warrant expires September 30, 2008.The Company is currently not in compliance with certain of its loan covenants and is attempting to negotiate revised terms with the lender,accordingly, all amounts outstanding under this loan agreement are classified as current liabilities.

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

          The China Group provided $2 million of debtor-in-possession ("DIP") financing to the Company. On June 30, 2004, $1 million of the DIP financing was converted into 6,850,000 shares of common stock and the China Group owns 72% of the Company. Revenues to the China Group were $3.5 million and $4.2 million in the nine months ended September 30, 2004 and 2003, respectively.Accounts receivable due from the China Group as of September 30, 2004 was $ 475,469. The loss of the China group as a customer would have a significant negative impact on the Company's ability to continue as a going concern.



NOTE 7    STOCK BASED COMPENSATION

          The Company accounts for stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, stock-based employee compensation cost is not reflected in net earnings, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As previously announced, as a result of the Chapter 11 filing, the Company cancelled all of the common and preferred shares, options and warrants outstanding at September 30, 2004. Accordingly, there was no stock based compensation for the three months and nine months ended September 30, 2004.Had compensation cost for the Company's Stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement No. 123, "Accounting for Stock Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro-forma amounts indicated below:


                                                                          Three months ended:
                                                                    Sept. 30, 2004   Sept. 30, 2003

          Net income (loss), as reported                              $ (251,374)     $ (8,915,466)
          Deduct: Total stock-based employee
              compensation expense determined under
              fair value based method for all awards,
              net of related tax effects                                      --           190,527
                                                                      ----------      ------------
          Pro forma net income (loss)                                 $ (251,374)     $ (9,105,993)

          Conversion discount on preferred stock                              --          (487,861)
                                                                      ----------      ------------
          Pro forma income (loss) attributable
           to common shareholders                                     $ (251,374)     $ (9,593,854)
                                                                      ==========      ============
          Basic and diluted income (loss) per share:
              As reported                                                $(0.03)            (0.34)
                                                                         ======             =====
              Pro forma                                                   (0.03)            (0.34)
                                                                         ======             =====

                                                                           Nine months ended:
                                                                  Sept. 30, 2004     Sept. 30, 2003

          Net income (loss), as reported                            $ 14,327,338      $(22,416,964)
          Deduct: Total stock-based employee
              compensation expense determined under
              fair value based method for all awards,
              net of related tax effects                                      --           571,581

                                                                    ------------      ------------
          Pro forma net income (loss)                               $ 14,327,338      $(22,988,545)

          Conversion discount on preferred stock                              --        (1,447,559)
                                                                    ------------      ------------
          Pro forma income (loss) attributable
           to common shareholders                                   $ 14,327,338      $(24,436,104)
                                                                    ============      ============
          Basic income (loss) per share:
              As reported                                                 $ 0.66            (0.86)
                                                                          ======            =====
              Pro forma                                                     0.66            (0.88)
                                                                          ======            =====
          Diluted income (loss) per share:
              As reported                                                 $ 0.42            (0.86)
                                                                          ======            =====
              Pro forma                                                     0.42            (0.88)
                                                                          ======            =====

NOTE 8    CONTINGENCIES


          On September 5, 2003 LaserSight and two of its subsidiaries filed for Chapter 11 bankruptcy protection and reorganization in the United States Bankruptcy Court, Middle District of Florida, Orlando Division. The cases filed were LaserSight Incorporated, ("LSI") Case No. 6-03-bk-10371-ABB; LaserSight Technologies, Inc., ("LST") Case No. 6-03-bk-10370-ABB; and LaserSight Patents, Inc., Case No.
          6-03-bk-10369-ABB. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as Debtor-in-possession. These claims were reflected in the December 31, 2003 balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The majority of secured claims are held by Heller Healthcare Finance, Inc and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively "GE").

          The Company had incurred significant losses and negative cash flows from operations in each of the years in the three-year period ended December 31, 2003, and had an accumulated deficit of $108.5 million at September 30, 2004. Cash flows were negative during the nine month period ended September 30, 2004. The substantial portion of these losses is attributable to an inability to sell certain products in the U.S. due to delays in Food and Drug Administration (FDA) approvals for the treatment of various procedures on the Company's excimer laser system in the U.S. and continued development efforts to expand clinical approvals of the Company's excimer laser and other products. Additionally, the Company's continued lack of adequate funding and working capital, and additional administrative and professional expenses attributed to the Chapter 11 filing, have also contributed to these losses.

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

                  The table below summarizes information about reported segments as of and for the three months ended September 30 :

                                  Operating       Operating Profit                   Depreciation and        Capital
                                   Revenues          (Loss)              Assets         Amortization      Expenditures
                                   --------          ------              ------         ------------      ------------
2004
----
Operating  segments:
     Refractive products            930,816           (337,341)       4,652,012            12,736                 -
     Patent services                234,810            234,810                -                 -                 -
     General corporate                    -           (135,012)         648,738                 -                 -
                            ----------------------------------------------------------------------------------------
Consolidated total                1,165,626           (845,779)       5,300,750            12,736                 -
                            ========================================================================================

2003
----
Operating  segments:
     Refractive products          1,615,725         (8,325,360)       5,622,761           223,896                 -
     Patent services                234,810            234,810                -                 -                 -
     General corporate                    -           (776,429)         245,086               141                 -
                            ----------------------------------------------------------------------------------------
Consolidated total                1,850,535         (8,866,979)       5,867,847           224,037                 -
                            ========================================================================================


                                Operating       Operating Profit                   Depreciation and        Capital
                                 Revenues          (Loss)              Assets         Amortization      Expenditures
                                 --------          ------              ------         ------------      ------------
2004
----
Operating  segments:
     Refractive products          3,936,184           (872,083)       4,652,012            80,466           109,689
     Patent services                704,430            704,430                -                 -                 -
     General corporate                    -           (299,047)         648,738                 -                 -
                            ----------------------------------------------------------------------------------------
Consolidated total                4,640,614           (466,700)       5,300,750            80,466           109,689
                            ========================================================================================

2003
----
Operating  segments:
     Refractive products          5,297,522        (21,442,871)       5,622,761           570,588            13,897
     Patent services                704,430            704,430                -                 -                 -
     General corporate                    -         (1,570,089)         245,086               423                 -
                            ----------------------------------------------------------------------------------------
Consolidated total                6,001,952        (22,308,530)       5,867,847           571,011            13,897
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

Overview

         LaserSight is principally engaged in the manufacture and supply of narrow beam scanning excimer laser systems, topography-based diagnostic workstations, and other related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide and currently have an installed base of approximately 434 laser systems, including over 234 of our LaserScan LSX(TM) laser systems. We are currently focused on selling in selected international markets; primarily China.


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

Bankruptcy

         On September 5, 2003 the company filed for Chapter 11 bankruptcy protection and reorganization. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief are stayed while the Company continues business operations as debtor-in-possession. The Company operated in this manner from September 5, 2003 through June 10, 2004, when a final bankruptcy release was obtained. As a result of the bankruptcy re-structuring, the Company has recorded credits for debt forgiveness of approximately $15.3 during the three months ended June 30, 2004. Additionally, the Company recognized charges of approximately $8.0 million during 2003 for patent impairment, accounts receivable, and inventory write offs. The Company cancelled all of its outstanding common and preferred stock, including warrants and options, and issued 9,997,195 new common shares on June 30, 2004. The Company emerged from bankruptcy with approximately $0.7 million in unsecured liabilities, approximately $2.1 million in secured debt to GE, approximately $5.4 million in deferred revenue and approximately $1.0 million of DIP financing provided by NIIC, as part of the approved bankruptcy plan. NIIC converted $1.0 million of the DIP financing for additional 6,850,000 common shares. $66,000 and $450,000 were paid for bankruptcy related professional fees for legal, financial advisor, bankruptcy trustee, transfer agent, new stock certificates, priority claims, printing and postage for the three and nine months ended September 30, 2004, respectively.


China Transaction

         In February 2004, we received a commitment to purchase at least $12.0 million worth of our products during the 12-month period ending February 2005, to distribute our products in Mainland China, Hong Kong, Macao and Taiwan.

                                    12 of 21

From February 2004 through September 30, 2004, approximately $3.5 million worth of products were sold under these agreements and subsequent modifications. The purchase agreement provides for two one year extensions.

Results of Operations

         The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.


                                                                                                      Percent Increase (Decrease)
                                                 As a Percentage of Net Sales                             Over Prior Periods
                                          --------------------------------------------             --------------------------------
                                            Three Months                Nine Months                Three Months        Nine Months
                                                Ended                      Ended                       Ended              Ended
                                             September 30,             September 30,               September 30,      September 30,
                                          -----------------          -----------------             -------------      -------------
                                          2004         2003          2004         2003             2004 vs. 2003      2004 vs. 2003
                                          ----         ----          ----         ----             -------------      -------------


Statement of Operations Data:
Net Revenues:
   Refractive products                    79.9%        87.3%         84.8%        88.3%                -42.4%             -25.7%
   Patent services                        20.1%        12.7%         15.2%        11.7%                  0.0%               0.0%
                                          ----         ----          ----         ----                   ---                ---
       Net Revenues                      100.0%       100.0%        100.0%       100.0%                -37.0%             -22.7%
Cost of Revenue                           53.8%        27.6%         57.2%       106.6%                 22.8%             -58.5%
                                          ----         ----          ----        -----                  ----               ----
Gross Profit (1)                          46.2%        72.4%         42.8%        -6.6%                -59.8%            -604.8%
Research, development and                                                                              -30.3%             -61.8%
   regulatory expenses (2)                 3.7%         3.3%          2.9%         5.9%
Other general and administrative                                                                       -67.2%             -72.3%
   expenses                               60.7%       116.4%         48.0%       133.9%
Selling-related expenses (3)              10.1%       180.6%         10.2%        75.8%                -96.5%             -89.6%
Impairment charge                          0.0%         0.0%          0.0%        68.3%                100.0%            -100.0%
Allowed warranty claims                    0.0%       250.8%          0.0%        77.3%                  --                 --
Amortization of intangibles                0.7%         0.4%          0.5%         4.0%                  1.1%             -89.5%
                                          ----        -----          ----        -----                  ----               ----
Loss from continuing operations          -28.9%      -228.4%        -18.8%      -226.1%                -96.2%             -96.1%
                                          ----        -----          ----        -----                  ----               ----


(1) As a percentage of net revenues, the gross profit for refractive products only for the three months ended September 30, 2004 and 2003, and the nine months ended September 30, 2004 and 2003, were 33%, 68%, 33% and (21%), respectively.

(2) As a percentage of refractive product net sales, research, development and regulatory expenses for the three months ended September 30, 2004 and 2003, and the nine months ended September 30, 2004 and 2003, were 5%, 4%, 3% and 7%, respectively.

                                    13 of 21

(3) As a percentage of refractive product net sales, selling-related expenses for the three months ended September 30, 2004 and 2003, and the nine months ended September 30, 2004 and 2003, were 13%, 207%, 12% and 86%, respectively.



Three Months Ended September 30, 2004, Compared to Three Months Ended September 30, 2003

         Revenues. Net revenues for the three months ended September 30, 2004 decreased by $685,000, or 33%, to $1.2 million from $1.9 million for the comparable period in 2003.


         During the three months ended September 30, 2004 refractive products revenues decreased $685,000, or 42%, to $0.9 million from $1.6 million for the comparable period in 2003. This revenue decrease was primarily the result of higher sales of lasers offset by lower sales of parts for laser systems. During the three months ended September 30, 2004, excimer laser system sales accounted for approximately $0.7 million in revenues compared to no revenues over the same period in 2003. During the three months ended September 30, 2004, three laser systems were sold compared to none for the comparable period in 2003. During the three months ended September 30, 2004, parts revenues accounted for approximately $0.1 million in revenues compared to $1.4 million in revenues over the same period in 2003.

         Net revenues from patent services for the three months ended September 30, 2004 remained the same at $235,000 for the comparable period in 2003.

         Geographically, China has become our most significant market with $0.9 million in revenue during the three months ended September 30, 2004, as compared to $1.4 million for the three months ended September 30, 2003.

          Cost of Revenues; Gross Profit. For the three months ended September 30, 2004 and 2003, gross profit margins were 46% and 72%, respectively. The gross margin decrease during the three months ended September 30, 2004 was primarily attributable to lower margins on parts sales.

         Research, Development and Regulatory Expenses. Research, development and regulatory expenses for the three months ended September 30, 2004 decreased approximately $19,000, or 30%, to $43,000 from $61,000 for the comparable period in 2003. While decreasing our expenses, we continued to develop our AstraMax diagnostic workstation.

         Other General and Administrative Expenses. Other general and administrative expenses for the three months ended September 30, 2004 decreased $1.4 million, or 67%, to $0.7 million from $2.2 million for the comparable period in 2003. This decrease was primarily due to a decrease of cost reductions to the sales and marketing, customer support, administration, and professional services departments.

         Selling-Related Expenses and allowed warranty claims. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the three months ended September 30, 2004 decreased $3.2 million, or 96%, to $118,000 from $3.3 million during the comparable period in 2003. This decrease was primarily attributable to a $3.2 million decrease in costs of license fees, 2003 included $3.5 million of license fees primarily related to future keratome license fees due immediately because of a default on our agreement and a increase of $0.3 million of warranty expense. A $4.6 million expense for warranty claims allowed in bankruptcy was taken in the three months ended September 30, 2003.


         Amortization of Intangibles. Costs relating to the amortization of intangibles for the three months ended September 30, remained substantially unchanged from the comparable period in 2002. Items directly related to the amortization of intangible assets are acquired technologies, patents and license agreements.

                                    14 of 21

During 2003, the Company wrote off approximately $4.1 million of impaired intangibles, leaving approximately $500,000 of un-impaired intangibles. Accordingly, the Company expects future amortization amounts to be minimal, although the Company will continue to review the carrying values for further impairments on a periodic basis.

         Loss From Operations. The operating loss for the three months ended September 30, 2004 was $337,000 compared to the operating loss of $8.9 million for the same period in 2003. This decrease in the loss from operations was primarily due to reductions in warranty costs, in 2003 $4.6 million was expensed due to allowed claims in bankruptcy, and cost reductions to the sales and marketing, customer support, administration, and professional services departments.

         Other Income and Expenses. Interest and other income for the three months ended September 30, 2004 was $275,000, an increase of $265,000 over the comparable period in 2003. Interest and other income were earned from the investment of cash and cash equivalents and the proceeds from a shareholder derivative lawsuit. During the three months ended September 30, 2004, interest expense increased by $132,000, or 224%, from $59,000 to $190,000 as a result of increased borrowings and penalties and fees as part of our re-structuring.

         Income Taxes. During the three months ended September 30, 2004 and 2003, we had no income tax expense.

         Net Loss. Net loss for the three months ended September 30, 2004, was $251,000 compared to a net loss of $8.9 million for the comparable period in 2003. The decrease in net loss for the three months ended September 30, 2004 can be primarily attributed to reductions in warranty costs and license fees.

         Loss Per Share. The loss per basic and diluted share was $0.03 for the three months ended September 30, 2004 and $0.34 for the comparable period in 2003. However, as previously announced the Company canceled all of the common and preferred stock outstanding, including options and warrants, at September 30, 2004. On September 30, 2004 the Company issued 9,997,195 new common shares.

Nine Months Ended September 30, 2004, Compared to Nine Months Ended September 30, 2003

         Revenues. Net revenues for the nine months ended September 30, 2004 decreased by $1.4 million, or 23%, to $4.6 million from $6.0 million for the comparable period in 2003.

         During the nine months ended September 30, 2004, refractive products revenues decreased $1.4 million, or 26%, to $3.9 million from $5.3 million for the comparable period in 2003. This revenue decrease was primarily the result of higher excimer laser unit sales offset by lower parts revenue. During the nine months ended September 30, 2004, excimer laser system sales accounted for approximately $3.0 million in revenues compared to $2.3 million in revenues over the same period in 2003. During the nine months ended September 30, 2004, 14 laser systems were sold compared to 11 laser systems sold during the comparable period in 2003. During the nine months ended September 30, 2004, parts revenues decreased $1.9 million to $0.5 million from $2.4 million for the comparable period in 2003.

         Net revenues from patent services for the nine months ended September 30, 2004 remained the same at $704,000 for the comparable period in 2003.

         Geographically, China has become our most significant market with $3.7 million in revenue during the nine months ended September 30, 2004, from $3.9 million for the comparable period in 2003. We expect China to continue as our most significant market.

         Cost of Revenues; Gross Profit. For the nine months ended September 30, 2004 and 2003, gross profit margins were 44% and (13%), respectively. The gross margin increase during the nine months ended September 30, 2004 was primarily attributable to a charge of $3.6 million which was recorded for inventory obsolescence reserve during the three months ended June 30,2003. The Company's reorganization plan, as confirmed by the bankruptcy court, called for a refocus of the Company's products lines and the reduction of keratome and other obsolete inventory.


                                    15 of 21

         Research, Development and Regulatory Expenses. Research, development and regulatory expenses for the nine months ended September 30, 2004 decreased approximately $219,000, or 62%, to $135,000 from $355,000 for the comparable period in 2003. While decreasing our expenses, we continued to develop our AstraMax diagnostic workstation.

         Other General and Administrative Expenses. Other general and administrative expenses for the nine months ended September 30, 2004 decreased $5.5 million, or 71%, to $2.2 million from $8.0 million for the comparable period in 2003. This decrease was primarily due to a decrease of approximately $4.5 million related to cost reductions to the sales and marketing, customer support, administration, and professional services departments, a $0.2 reduction in depreciation expense and a reduction of $0.8 million in bad debt expense.

         Selling-Related Expenses and allowed warranty claims. Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Commissions and royalties, in particular, can vary significantly from sale to sale or period to period depending on the location and terms of each sale. Selling-related expenses for the nine months ended September 30, 2004 decreased $9.0 million, or 95%, to $0.5 million from $9.2 million during the comparable period in 2003. This decrease was primarily attributable to a $4.2 million decrease in costs of license fees, a decrease of $4.6 million of warranty expense primarily related to the terms on our excimer laser system sales and a decrease of $0.2 of shipping expenses related to the cost of shipping our finished products.

         Amortization of Intangibles. Costs relating to the amortization of intangibles for the nine months ended September 30, 2004 decreased $213,000, or 89%, to $25,000 from $238,000 during the comparable period in 2003. Items directly related to the amortization of intangible assets are acquired technologies, patents and license agreements. During 2003, as a result of bankruptcy related re-structuring costs the Company wrote off approximately $4.1 million of impaired intangibles, leaving approximately $500,000 of un-impaired intangibles. Accordingly, the Company expects future amortization amounts to be minimal, although the Company will continue to review the carrying values for further impairments on a periodic basis.


         Impairment of Patents. In the second quarter of 2003 the Company recorded an impairment loss of approximately $4.1 million related to Keratome, acquired technology and diagnostic patents. Management decided to write-off the assets due to a lack of a potential market for its acquired technology.

         Loss From Operations. The operating income for the nine months ended September 30, 2004 was $0.9 million compared to the operating loss of $22.3 million for the same period in 2003. This decrease in the loss from operations was primarily due to the reductions in warranty claims and license fees, inventory write offs and patent impairment charges.

         Other Income and Expenses. Interest and other income for the nine months ended September 30, 2004 was $331,000, an increase of $282,000 over the comparable period in 2003. Interest and other income were earned from the investment of cash and cash equivalents and proceeds from a shareholder derivative lawsuit. During the nine months ended September 30, 2004, interest expense increased by $187,000, or 87%, from $215,000 to $419,000 as a result of increased borrowings and related loan cost.

         Income Taxes. For the nine months ended September 30, 2004, we had no income tax expense. For the nine months ended September 30, 2003, income tax benefit amounted to approximately $58,000, which was related to a refund the Company received from a settlement with the IRS on its 1995 return.

         Net Income (Loss). Net income for the nine months ended September 30, 2004, was $14.3 million compared to a net loss of $22.4 million for the comparable period in 2003. The decrease in net loss for the nine months ended September 30, 2004 can be attributed to reductions in warranty expense, license fees, inventory write offs and patent impairment charges offset by the gain on extinguishment of debt.

                                    16 of 21

         Loss Attributable to Common Shareholders. For the nine months ended September 30, 2003, the Company's loss attributablIe to common shareholders was impacted by the accretion of the value of the conversion discount on the Series H Preferred Stock. This discount was fully accreted as of December 31,2003. The Series H Preferred Stock was cancelled as part of the Company's re-organization plan in bankruptcy.

         Income (Loss) Per Share. The income (loss) per basic and diluted share was $0.66 and $0.42, respectively, for the nine months ended September 30, 2004 and ($0.88) for the comparable period in 2003. As a result of the September 5, 2003 chapter 11 petition, the company cancelled all of its outstanding common and preferred shares, including options and warrants. On September 30, 2004 the Company issued 9,997,195 new common shares.

Inflation and Currency Fluctuation

         Inflation and currency fluctuations have not previously had a material impact upon the results of operations and are not expected to have a material impact in the near future.

Liquidity and Capital Resources

         On September 5, 2003 the company filed for Chapter 11 bankruptcy protection and reorganization. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief are stayed while the Company continues business operations as Debtor-in-possession. The
Company operated in this manner from September 5, 2003 through September 10, 2004, when a final bankruptcy release was obtained. As a result of the bankruptcy re-structuring, the Company recorded credits for debt forgiveness of approximately $15.6 during the three months ended June 30, 2004 for patent impairments, accounts receivable and inventory write offs. Additionally, the Company recognized re-structuring charges of approximately $7.0 million during 2003. The Company cancelled all of its outstanding common and preferred stock, including warrants and options, and issued 9,997,195 new common shares on September 30, 2004. The Company emerged from bankruptcy with approximately $0.7 million in unsecured liabilities, approximately $2.1 million in secured debt to GE, approximately $5.3 million in deferred revenue and approximately $1.0 million of DIP financing provided by NIIC. NIIC converted $1.0 million of the DIP financing for additional equity.

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

         On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with GE. We borrowed $3.0 million under the term loan at an annual rate equal to two and one-half percent (2.5%) above the prime rate. Interest was payable monthly and the loan was required to be repaid


                                    17 of 21
on March 12, 2003. As of September 30, 2004, the outstanding principal on our term loan is approximately $1.9 million. Under our credit facility, we had the option to borrow amounts at an annual rate equal to one and one-quarter percent (1.25%) above the prime rate for short-term working capital needs or such other purposes as approved by GE. Borrowings were limited to 85% of eligible accounts receivable related to U.S. sales. Eligible accounts receivable were to be primarily based on future U.S. sales, which did not increase as a result of our decision to not actively market our laser in the U.S. until we receive additional FDA approvals.

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

           On March 12, 2003, our loan agreement with GE was extended by 30 days from March 12, 2003 to April 11, 2003. On March 31, 2003, our loan agreement with GE was amended again. In addition to the amendment, GE waived our failure to comply with the net revenue covenant for the fourth quarter of 2002. In exchange for the amendment and waiver, we paid approximately $9,250 in fees to GE and agreed to increase our monthly principal payments to $45,000 beginning in April 2003. Revised covenants became effective on March 31, 2003 that decreased the minimum level of net worth to $1.0 million, minimum tangible net worth to negative $4.0 million and minimum quarterly net revenue during 2003 to $2.0 million. We agreed to work in good faith with GE to adjust these covenants by May 31, 2003 based on our first quarter 2003 financial results and our ongoing efforts to obtain additional cash infusion. As discussed above, On September 20, 2003 the Company announced that it had been advised by GE that its loans were in default due to an adverse material change in the financial condition and business operations of the Company. The Company continued to negotiate with GE during September and July of 2003, until a new agreement was executed on August 28, 2003 providing for an extension of the loans through January 2005.

         On August 30, 2004 the Company signed a three-year note expiring on September 30, 2007. The note bears interest of 9%. Certain covenants were modified as follows: net worth $750,000, tangible net worth $1,000,000 and minimum quarterly revenues of $1,000,000. GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if the China Group converts their DIP loan to equity. The warrant expires on September 30, 2008.

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

                                    18 of 21

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

         We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. While our Chief Executive Officer and Chief Financial Officer were unable to reach a conclusion regarding the effectiveness of our disclosure controls and procedures as of September 30, 2004, they have concluded that such controls and procedures are currently effective at the reasonable assurance level.

                           PART II - OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS

                  Certain legal proceedings against LaserSight are described in
                  Item 3 (Legal Proceedings) of LaserSight's Form 10-K for the year ended December 31, 2003.

ITEM 2            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                  On September 5, 2003 the company filed a Chapter 11 bankruptcy petition. As a result of this petition, the company canceled all common and preferred shares, including options and warrants. On September 30, 2004 the Company issued 9,997,195 new common shares.

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

                  Not applicable.

ITEM 5            OTHER INFORMATION

                  Not applicable.

ITEM 6            EXHIBITS

Exhibit
Number                              Description
-------  -------------------------------------------------------------------
11 Statement of Computation of Loss Per Share (Included in Financial Statements in Part I, Item 1 hereof)

31.1       Certifications of CEO pursuant to Rule 13a-14(a)




31.2       Certifications of CFO pursuant to 13a-14(a)

32         Certifications of CEO and CFO pursuant to Section 1350


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LaserSight Incorporated

Dated: March 22, 2005           By:   /s/ Danghui ("David") Liu
                                         -------------------------
                                          Danghui ("David") Liu, President,
                                          Chief Executive Officer and Director

Dated: March 22, 2005           By:    /s/ Dorothy M. Cipolla
                                          ----------------------
                                          Dorothy M. Cipolla,
                                          Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                             Description
-------   ---------------------------------------------------------------------
11 Statement of Computation of Loss Per Share (Included in Financial Statements in Part I, Item 1 hereto)
31.1      Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2      Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32        Certifications of CEO and CFO Pursuant to Section 1350