Form 10KSB
period 2004-12-31
LASERSIGHT INC /DE
filed 2005-03-23
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No__X__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

         The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on January 31, 2005 was approximately $299,916. Shares of common stock held by each officer and director and by each person who has voting power of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of December 31, 2004: 9,997,995.



                             LASERSIGHT INCORPORATED
                                TABLE OF CONTENTS

                                                       PART I

Item 1.  Business...............................................................................................  3

Item 2.  Properties............................................................................................. 33

Item 3.  Legal Proceedings...................................................................................... 33

Item 4.  Submission of Matters to a Vote of Security Holders.................................................... 34

                                                       PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters..................................... 34

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations.................. 35

Item 6A. Quantitative and Qualitative Disclosures about Market Risk............................................. 44

Item 7.  Financial Statements and Supplemental Data............................................................. 44

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................... 44

Item 8A. Controls and Procedures................................................................................ 45


                                                      PART III

Item  9.  Directors and Executive Officers...................................................................... 45

Item 10.  Executive Compensation................................................................................ 47

Item 11.  Security Ownership of Certain Beneficial Owners and Management........................................ 49

Item 12.  Certain Relations and Related Transactions............................................................ 50

Item 13.  Principal Accounting Fees and Services................................................................ 50

                                                       PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................... 51


         The information in this Annual Report on Form 10-KSB contains forward looking-statements, as indicated by words such as "anticipates," "expects," "believes," "estimates," "intends," "projects," and "likely," by statements of the Company's plans, intentions and objectives, or by any statements as to future economic performance. Forward-looking statements involve risks and uncertainties that could cause the Company's actual results to differ materially from those described in such forward-looking statements. See "Risk Factors - Risk Related to Our Business and Financial Result". We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 "Business: Risk Factors" as well as those discussed elsewhere in this Report. All references to "LaserSight(R)" "we," "our" and "us" in this Report refer to LaserSight Incorporated and its subsidiaries unless the context otherwise requires.


                                     PART I

Item 1.  Business

General

         LaserSight Incorporated ("LaserSight" or the Company) is the parent company of the following major wholly-owned operating subsidiaries: LaserSight Technologies, Inc., which develops, manufactures and sells ophthalmic lasers and related products primarily for use in laser vision correction, including laser in-situ keratomileusis (LASIK) and photorefractive keratectomy (PRK) procedures and currently licenses patents related to refractive surgical equipment; and LaserSight Patents, Inc., which currently licenses patents related to refractive surgical procedures.

         We have over ten years of experience in the manufacture, sale and service of precision microspot scanning laser systems for refractive vision correction procedures. Since 1994, we have sold our scanning laser systems commercially in over 30 countries worldwide. In November 1999, the Food and Drug Administration (FDA) approved our LaserScan LSX scanning laser system for commercial sale in the U.S. for the treatment of nearsightedness of up to -6.0 diopters using photorefractive keratectomy (PRK). In September 2001, the FDA approved our LaserScan LSX precision microspot scanning system for the laser in-situ keratomileusis ("LASIK") treatment of myopia with and without astigmatism up to a manifest refraction spherical equivalent ("MRSE") of -6.0 diopters with maximum refractive astigmatism approved for up to 4.5 diopters. Currently, all of our laser systems delivered into the international market operate at pulse repetition rates of 200Hz, or pulses per second. Our AstraScan laser system incorporates the same precision microspot scanning features of our LaserScan LSX along with an advanced eye tracking system, improved lighting and a redesigned "delivery arm" on the laser to make the microscope and joystick more functional. Available now as an upgrade in many international markets, the AstraScan features will need FDA approval before they can be sold in the U.S. In the U.S. market we are not currently pursuing FDA approval.

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

         Operating Segments. We have operated in the following operating segments: refractive products and patent services. In 2003 we decided to discontinue our keratomes product line, part of the refractive product segment, historically the revenue was not significant in keratomes, and re-focus our marketing sales efforts to the international market, mainly China.

         Our refractive products segment, primarily including our laser vision correction products and services of LaserSight Technologies, develops, manufactures and markets ophthalmic lasers with a galvanometric scanning system for use in performing refractive surgery. In 2003 we introduced for sale the AstraScan laser system, both as a new laser product and as an upgrade to our LaserScan LSX laser system. The AstraScan uses a 0.6 millimeter precision microspot scanning laser beam to ablate microscopic layers of corneal tissue to reshape the cornea and to correct the eye's point of focus in persons with nearsightedness, farsightedness and astigmatism. Our patent services segment, consisting primarily of patents licensed by us, includes a license to a patent related to the use of scanning lasers. For information regarding our export sales and operating revenues, operating profit (loss) and identifiable assets by industry segment, see Note 14 of the Notes to Consolidated Financial Statements.

         Organization and History. LaserSight was incorporated in Delaware in 1987, but was inactive until 1991. In July 1994, LaserSight was reorganized as a holding company. In September 2003 we filed a Chapter 11 bankruptcy petition, discontinued our keratomes and cosmetic product lines due to cash flow problems, these items never generated significant revenues, and re-focused our marketing and sales efforts to the international market, mainly China. Our principal offices and mailing address are 6848 Stapoint Court, Winter Park, Florida 32792, our telephone number is (407) 678-9900 and our address on the World Wide Web is www.lase.com.

Industry Overview

     Refractive Vision Correction

         Laser vision correction is a surgical procedure for correcting vision disorders such as nearsightedness, farsightedness and astigmatism using an excimer laser. This procedure uses ultraviolet laser energy to ablate, or remove, tissue from the cornea and sculpt the cornea into a predetermined shape. Because the excimer laser is a cold laser, it is possible to ablate precise amounts of corneal tissue without causing thermal damage to surrounding tissue. The goal of laser vision correction is to achieve patient vision levels that eliminate or significantly reduce a person's reliance on corrective eyewear. The first laser vision correction procedure on a human eye was conducted in 1985 and the first human eye was treated with the excimer laser in the U.S. in 1987.There are currently two principal methods for performing laser vision correction with excimer laser systems: PRK and LASIK.


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

Development of Excimer Laser System and Diagnostic Products

         Excimer Laser Systems

         The excimer laser systems utilized for laser vision correction have evolved over time with improvements in laser and beam delivery technology from broad beam to narrow beam scanning and the recent introduction of custom ablation.

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

         We asked for an extension to May 1, 2003 to file the definitive proxy statement. On April 25, 2003, we asked for a further extension, but because we did not timely meet the requirements, our request for an extension was denied. As a result, Listing Qualification Panel determined that our securities would be delisted from Small Cap Market effective April 30, 2003. Our common stock was then listed in the OTC Bulletin Board ("OTCBB"). The Company failed to file its second quarter SEC Form 10-Q due on August 14, 2003. The Company did file a Form 12b-25 on August 14, 2003 advising that the Company would not file the quarterly report timely. The Company has filed all past due SEC filings in March 2005.

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

         China Background

         We  have  been  in  a  cooperation   partnership  with  New  Industries
Investment Group ("NII") in China. Further background on China, and NII follows:

         Shenzhen New Industries Medical Development Co., Ltd. ("NIMD") was founded and incorporated by the Medical Investment Department of its parent company, NII, in the People's Republic of China in 1995. It specializes in marketing and distribution of LASIK surgery devices and equipment, as well as in investment and operation of LASIK clinical centers in the Chinese market.

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

         New Industries Investment Consultants (H.K.) Ltd ("NIIC") specializes in hi-tech business investment and consulting services. It is registered in Hong Kong. It was incorporated in 1994 by its principal investor, Mr. Xianding Weng (a major shareholder of NIIC, and NIIC's CEO, also the Company's Chairman of the Board). NIMD, with NIIC, is a pioneer in the laser refractive surgery industry in China. NII, NIIC and NIMD are collectively referred to as the China Group.



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

         o License of Scanning Patent. During 2002, we licensed the `504 Scanning Patent on a non-exclusive basis to two other parties for total payments of $2.6 million in cash. One such agreement, with Alcon, also provides that LaserSight and Alcon will cooperate in the future enforcement of the patent and share in the funds generated by such future enforcement. . In March 2005 we licensed this patent for $0.9 million to Wavelight.

         o Custom Ablation. We commercially launched the AstraMax product during 2002. The AstraMax can be utilized as a stand-alone diagnostic unit or as part of our CustomEyes approach to custom ablation planning. We believe that the AstraMax integrated diagnostic workstation is the first product to integrate precision diagnostic measurements such as anterior corneal elevation, corneal thickness, and measurements of photopic and scotopic pupil size into a single instrument. The precision measurements from the AstraMax integrated workstation will be utilized in our AstraPro software for planning custom ablations. International clinical testing of our internally developed AstraPro planning software has been completed for previously untreated eyes, and the product was released for international distribution in early 2003. Any custom ablation software will require both clinical trials and FDA approval prior to sale in the U.S. Currently, we do not have any effort pursuing US trials or approvals.

Products

         Excimer Lasers

         LaserSight was the first company to develop an advanced precision microspot scanning excimer laser system. The LaserScan LSX and AstraScan (for international use) excimer laser systems have evolved from the patented optical scanning system incorporated in the Compak-200 Mini-Excimer laser system, introduced internationally in 1994. Since the introduction of the Compak-200 laser system, we have offered several generations of our scanning laser, each incorporating enhancements and new features. We have sold our precision microspot scanning excimer laser systems in over 30 countries. The AstraScan model incorporates the same precision microspot scanning features along with an advanced eye tracking system, improved lighting and a redesigned "delivery arm" on the laser to make the microscope and joystick more functional and allow for keratome placement. The AstraScan features will need FDA approval before they can be sold in the U.S. (currently, we are not pursuing any US approvals). Throughout the evolution of our precision microspot scanning excimer laser systems, the core concept of utilizing our proprietary precision microspot scanning software to ablate corneal tissue with a low energy, microspot laser beam at a rapid pulse repetition rate has remained the underlying basis for our technology platform.

         In November 1999, the LaserScan LSX was approved by the FDA for sale in the U.S., and we began commercial shipments to U.S. customers in March 2000. In September 2001, our PMA Supplement for the LASIK treatment of myopia and myopia with astigmatism was approved by the FDA, thereby increasing the range of indications that can be treated in the U.S. using the LaserScan LSX. We believe that the incorporation of the smallest spot size (S), the lowest laser fluence
(F) and high repetition rate (R), together with techniques like the patented purposeful overlapping of laser pulses and random scanning patterns used by our patented precision microspot scanning technology, can lead to smoother ablations, the elimination of surgical anomalies associated with broad beam laser systems such as rings, ridges and central islands, and reductions in the incidence of glare, halos and loss of night vision. We also believe that our patented SFR technology is capable of providing the highest resolution and accuracy in corneal ablations needed for custom ablation treatments. The key benefits of our laser systems include the following:

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

         We believe the primary benefits of the AstraMax system include:

         o Multiple Cameras - The AstraMax has three cameras allowing for the truest rendering of corneal data to date. Three cameras capture corneal data with greater precision and accuracy. In laser vision correction, height data are essential to perform an accurate laser surgery with reliable accurate results.

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

         Our approach to custom ablation treatment uses precise measurements of corneal elevation; corneal thickness and pupil size to plan a custom ablation intended to improve visual performance by post-operatively retaining the natural prolate shape of the patient's cornea.

         Growth Strategy

         Our goal, subject to our ability to obtain adequate financing, is to become a significant provider of excimer laser systems, diagnostic and custom ablation products and other products for the refractive vision correction industry, focusing on China. We believe that our more than ten years of experience in the manufacture, sales and service of excimer laser systems, our significant penetration of international markets and the advanced technology of our laser systems diagnostic instruments, ablation planning software provide us with a strong platform for future growth as we continue to penetrate the international markets for refractive surgical lasers and instruments.

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

Sales and Marketing

         We sell our excimer laser systems, diagnostic products, and related products through independent sales representatives and distributors. Since 1994, we have marketed our laser systems commercially in over 30 countries.

         Excimer Laser Systems

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

         All of our distributors and representatives were selected based on their experience and knowledge of their respective ophthalmic equipment market. In addition, the selection of international distributors and representatives was also based on their ability to offer technical support. Distributor and representative agreements provided for either exclusive territories, with continuing exclusivity dependent upon achievement of mutually agreed levels of annual sales, or non-exclusive agreements without sales minimums. Our China distributor was responsible for generating sales representing 81% of our consolidated revenues in 2004 and 86% of our consolidated revenues in 2003. We have a concentration of credit risk, with the majority of our sales to one customer.

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

         We contracted with TUI Lasertechnik und Laserintegration GmbH, Munich, Germany, in 1996 to develop an improved performance laser head based on their innovative technology and our performance specification and laser lifetime requirements. We began to incorporate this new laser head into our products, notably the LaserScan LSX, in the fourth quarter of 1997. Currently, TUI is a single source for the laser heads used in the AstraScan XL. Currently, SensoMotoric Instruments GmbH, Teltow, Germany, is a single source for the eye tracker boards used in the both the LaserScan LSX and the AstraScan. See "Our supply of certain critical components and systems maybe interrupted because of reliance on a limited number of suppliers".

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

Competition

         Excimer Laser Systems

         The vision correction industry is subject to intense, increasing competition. We operate in this highly competitive environment that has numerous well-established U.S. and foreign companies with substantial market shares, as well as smaller companies. Many of our competitors are substantially larger, better financed, better known, and have existing products and distribution systems in marketplace.

         We believe competition in the excimer laser system market is primarily based on product reliability, safety and effectiveness, technology, price, regulatory approvals, operation costs, warranty coverage and customer service capabilities. We believe that safety and effectiveness, technology, price, dependability, warranty coverage and customer service capabilities are among the most significant competitive factors, and we believe that we compete favorably with respect to these factors.

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

Intellectual Property

         There are a number of U.S. and foreign patents or patent rights relating to the broad categories of laser devices, use of laser devices in refractive surgical procedures, and delivery systems for using laser devices in refractive surgical procedures. We maintain a portfolio of what we believe to be strategically important patents, patent applications, and licenses. Our patents, patent applications and licenses generally relate to the following areas of technology: UV and infrared-wavelength laser ablation for refractive surgery, our precision microspot laser scanning system, harmonic conversion techniques for solid state lasers, calibration of refractive lasers, eye tracking, treatment of glaucoma and other retinal abnormalities, keratometer design, enhanced techniques for corneal topography, techniques for treatment of nearsightedness and farsightedness, and techniques to optimize clinical outcomes of refractive procedures. We monitor intellectual property rights in our industry on an ongoing basis and take action, as we deem appropriate, including protecting our intellectual property rights and securing additional patent or license rights.

         Among the more significant of our intellectual properties are our `504 Scanning Patent, solid-state laser-related, and keratometer patents. In May
1996, we were granted the original '679 Scanning Patent relating to an ophthalmic surgery method utilizing a non-contact scanning laser. In 1998 we petitioned the U.S. Patent and Trademark Office for reissue of this patent, and in January 2002 the U.S. Patent and Trademark Office reissued the `679 Scanning Patent as the `504 Scanning Patent. Prior to reissue, the original '679 Scanning Patent included one independent claim and 23 total claims. The reissue application added nine new independent claims, and a total of 67 additional claims to better encompass the breadth of technology to which we are entitled. The 23 original claims remain essentially unchanged. The fundamental teachings of the original '679 Scanning Patent cover a refractive laser system using an excimer laser with low energy and a high laser pulse repetition rate to ablate corneal tissue with small pulses delivered to the corneal surface in an overlapping pattern. Through the reissue process, we were able to broaden several elements of the `679 Scanning Patent's original claims by removing certain restrictive elements. In 2001 and 2002, we received a total of $7.6 million in licensing fees for the `504 Scanning Patent; no monies were received in 2003 or 2004. In February 2005 we licensed the'504 Scanning Patent for $0.9 million to Wavelight.

         Our U.S. Patent No. 5,144,630 relates to a solid-state laser operating at multi-wavelengths using harmonic frequency conversion techniques. This is the technology incorporated into our developmental solid-state system that can produce both infrared and ultraviolet wavelengths.

         Two of our U.S. patents, No. 5,847,804 and No. 5,953,100, cover a multi-camera corneal analysis system that is the underlying technology for our AstraMax diagnostic workstation. This state-of-the-art multi-camera technology provides the precise corneal height measurements that will be critical for the planning of custom ablation treatments.

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

         We maintain an internal program that encourages development of patentable ideas. As of December 31, 2004, we have approximately no U.S. patent applications undergoing prosecution at the U.S. Patent and Trademark Office or any applications filed internationally. Our patent applications would generally relate to the use of laser devices in refractive surgical procedures, delivery systems and other technology related to the use of laser devices in refractive surgical procedures, diagnostic devices for eye measurements.

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

         The QSR/GMP ("Quality System Regulations", "Good Manufacturing Practice") regulations impose certain procedural and documentation requirements upon us with respect to our manufacturing, design controls and quality assurance activities. Our facilities will be subject to ongoing inspections by the FDA, and compliance with QSR/GMP regulations is required for us to continue marketing our laser products in the U.S. In addition, our suppliers of significant components or sub-assemblies must meet quality requirements established and monitored by LaserSight, and some may also be subject to FDA regulation.

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


Employees

         As of December 31, 2004, we had 25 full-time employees. All of the employees are located in Winter Park, Florida. Eleven are in manufacturing, three are in engineering, six are in customer service/sales and five are in administration. None of our employees is a member of a labor union or subject to a collective bargaining agreement. LaserSight generally considers its employee relations to be good. We occasionally use independent contractors in the field support area.

Risk Factors

      The following risk factors should be read by you together with the more detailed information included at other sections of this Form 10-KSB. You should understand that it is not possible to predict or identify all such risk factors. Consequently, you should not consider this list to be a complete statement of all potential risks or uncertainties. An investment in our Common Stock is extremely risky. You should carefully consider the following risk factors and other information in this Form 10-KSB before investing in our Common Stock. Our business and the results of operations could be seriously harmed by any of the following risks. The trading price of our Common Stock could decline due to any of these risks, and you may lose part or all of your investment.

      There are forward-looking statements in these risk factors and elsewhere in this report. We use words such as "believe", "expect," "anticipate," "plan" or similar words to identify forward-looking statements and any statement relating to plans, intentions, expectations or other forward-looking expression is a forward-looking statement. Forward-looking statements are made based upon our belief as of the date that such statements are made and are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which speak as of the date of this report. While we may make other forward-looking statements either orally or in writing in the future, we do not assume the obligation to update any forward-looking statement. The following risk factors are intended to be cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

         The  business,   results  of  operations  and  financial  condition  of
LaserSight and the market price of our common stock may be adversely affected by a variety of factors, including the ones noted below:

A. Risk Related to Our Business and Financial Results

         We have experienced significant losses and operating cash flow deficits. We continue to be challenged by our significant liquidity and capital resource issues relative to the timing of our accounts receivable collection and the successful completion of new sales compared to our ongoing payment obligations. Although the Chapter 11 re-organization in September of 2003 and resultant re-structuring relieved the Company of substantial debt, we need to increase sales to NIMD and to other customers, and/or decrease expenses further, before we will sustain profitability or positive cash flow. Our future working capital requirements and our ability to continue operations are based on various factors and assumptions, which are subject to substantial uncertainty and risks beyond our control, and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in LaserSight being unable to generate additional sales or collect new and outstanding accounts receivable. Any such adverse developments may also result in the incurrence of unforeseen expenses or LaserSight being unable to control expected expenses and overhead. If we fail to generate additional sales and collect new and outstanding accounts receivable or incur unforeseen expenses or fail to control our expected expenses and overhead, we will be unable to continue operations in the absence of obtaining additional sources of capital.

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

         We experienced significant net losses and deficits in cash flow from operations for the years ended December 31, 2004 and 2003, as set forth in the following table. We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future.

                                                     Year Ended December 31,
                                2003                       2004
                                ----                       ----
Net income (loss)               ($25.1) million            $14.7 million
Deficit   in  cash  flow  from
operations                       $1.0 million              $0.9 million

         The 2004 net income includes $15.3 million of gain on forgiveness of debt. In the longer term, our expectations are based on additional factors including: the success of our sales efforts in China, where our efforts will initially be primarily focused, increases in accounts receivable and inventory purchases when sales increase, AstraMax diagnostic workstations and AstraPro diagnostic software, and the absence of unanticipated product development and marketing costs. These factors and assumptions are subject to substantial uncertainty and risks beyond our control, and no assurances can be given that these expectations will prove correct. These risks and uncertainties include:

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


         If we fail to meet the financial covenants in our loan with GE, we will not have enough available cash to pay the amount owed. Under the original terms of our term loan with GE, we were required to pay GE approximately $2.1 million in March 2003. On March 12, 2003, the due date was extended 30 days to April 11, 2003. On March 31, 2003, our loan agreement with GE was amended again. In addition to the amendment, GE waived our failure to comply with the net revenue covenant for the fourth quarter of 2002. In exchange for the amendment and waiver, we paid approximately $9,250 in fees to GE, and we had agreed to increase our monthly principal payments to $45,000 beginning in April 2003. Revised covenants became effective that decreased the minimum level of net worth to $1.0 million, minimum tangible net worth to negative $4.0 million and minimum quarterly net revenue during 2003 to $2.0 million. On June 20, 2003, the Company had been advised by GE that its loans to the Company were in default due to an adverse material change in the financial condition and business operations of the Company. The Company executed a new agreement with GE on August 28, 2003 providing for an extension of its loans through January 2005. On August 30, 2004 the Company signed a three-year note expiring on June 30, 2007. The note bears annual interest of 9%. Certain covenants were modified as follows: net worth $750,000, tangible net worth $1,000,000 and minimum quarterly revenues of $1,000,000. The Company is in default with some loan covenants and is in negotiations to amend the loan agreement. GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if NIIC converts their DIP loan to equity. The warrant expires June 30, 2008.

         If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses. Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $0.6 million at December 31, 2004, will be sufficient to cover the amount of our actual write-offs over time. In June 2004, we wrote off trade accounts and notes receivable of approximately $8.5 million, which had been reserved for in 2003. As a result of the Chapter 11 filing on September 5, 2003, the Company lost the ability to vigorously collect on these accounts receivable. The Company hired a collection agency in 2004 with no success.

         Our ability to evaluate the financial condition and revenue-generating ability of our prospective customers located outside of the U.S. and our ability to obtain and enforce legal judgments against customers located outside of the U.S. is generally more limited than for our customers located in the U.S. Our agreements with our international customers typically provide that the contracts are governed by Florida law. We have not determined whether or to what extent courts or administrative agencies located in foreign countries would enforce our right to collect such receivables or to recover laser systems from customers in the event of a customer's payment default. When a customer is not paying according to established terms, we attempt to communicate and understand the underlying causes and work with the customer to resolve any issues we can control or influence. Accounts written off during the year ended December 31, 2004 and 2003 totaled approximately 0% and 92%, respectively, of ending receivables for each period. International revenues represented 98% and 96% of total revenues during the year ended December 31, 2004 and 2003.

      We May Need External Financing In Order To Fund Our Operations And Plans For Sales Growth. While we continue to take actions to reduce cash used in operations, there can be no assurance that we will generate sufficient cash to fund our future operations and growth strategies. We do not have any material commitments from others to provide additional financing in the future and there can be no assurance that any such additional financing will be available if needed; or, if available; will be on terms acceptable to us. Any additional equity financing may be dilutive to shareholders, and debt financings, if available, may involve substantial restrictive covenants or require the pledging of substantial of our assets.

      Because Of Our Dependence On One Key Customer, The Loss of This Key Customer Could Cause A Significant Decline in Our Revenues. In fiscal 2004 and 2003, NIMD accounted for 78% and 66% of our net revenue, respectively. The loss of this customer, or a significant reduction in sales to them, would adversely affect our revenues.

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


         The vision correction industry currently consists of a few established providers with significant market shares and we are encountering difficulties competing in this highly competitive environment. The vision correction industry is subject to intense, increasing competition, and we do not know if we will be able to compete successfully against our current and future competitors. Many of our competitors have established products, distribution capabilities and customer service networks in the U.S. marketplace, are substantially larger and have greater brand recognition and greater financial and other resources than we do. VISX, the historical industry leader for excimer laser system sales in the U.S., sold laser systems that performed a significant majority of the laser vision correction procedures performed in the U.S. from 1999 through 2004. Alcon, one of the largest ophthalmic companies in the world, and its narrow beam laser technology platform also competes directly with our precision beam, scanning microspot LaserScan LSX excimer laser system. In addition, Alcon, as a result of its acquisition of Summit Autonomous Inc., is able to sell its narrow beam laser systems under a royalty-free license to certain VISX patents without incurring the expense and uncertainty associated with intellectual property litigation with VISX. Alcon also has the ability to leverage the sale of its laser systems with its other ophthalmic products, and has placed a significant number of its lasers systems in the U.S. Competitors are using our weak financial condition to dissuade potential customers from purchasing our laser.


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

         Our LaserScan LSX is currently approved in the U.S. for the LASIK treatment of nearsightedness with and without astigmatism for a range of treatment of refractive errors up to -6.0 diopters MRSE with or without a refractive astigmatism up to 4.5 diopters and for the Photorefractive Keratectomy, or PRK, treatment of low to moderate nearsightedness (up to -6.0 diopters) without astigmatism. Additionally, we have received FDA approval to operate our laser systems at a repetition rate of 300 pulses per second, three times the originally approved rate. We do not intend to sell our laser systems in the U.S. until future cash flows permit us to file FDA supplements. Competitors' earlier receipt of LASIK and farsightedness-specific FDA regulatory approvals have given them significant competitive advantages that have impeded our ability to successfully sell our LaserScan LSX system in the U.S.

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

         Entering into strategic relationships is complicated because some of our current and future strategic partners may decide to compete with us in some or all of our markets. In addition, we may not be able to establish relationships with key participants in our industry if they have relationships with our competitors, or if we have relationships with their competitors.
Moreover, some potential strategic partners have resisted, and may continue to resist, working with us until our products and services have achieved widespread market acceptance. Once we have established strategic relationships, we will depend on our partners' ability to generate increased acceptance and use of our products and services. There can be no assurance as to the terms, timing or consummation of any future strategic relationships. If we fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, we may not be able to execute our business plan, and our business will suffer.

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

         As is typical in the case of new and rapidly evolving industries, the demand and market for recently introduced products and technologies is uncertain, and we cannot be certain that our LaserScan LSX, AstraScan XL laser systems or future new products and enhancements will be accepted in the marketplace. In addition, announcements or the anticipation of announcements of new products, whether for sale in the near future or at some later date, may cause customers to defer purchasing our existing products.

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

         We must continue to comply with stringent regulation of our manufacturing operations. We cannot assure you that we will not encounter difficulties in increasing our production capacity for our laser systems at our Florida facility, including problems involving production delays, quality control or assurance, component supply and lack of qualified personnel. Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to extensive regulation by the FDA, including record-keeping requirements and reporting of adverse experience with the use of the product. Our manufacturing facilities are subject to periodic inspection by the FDA, certain state agencies and international regulatory agencies. We require that our key suppliers comply with recognized standards as well as our own quality standards, and we regularly test the components and sub-assemblies supplied to us. Any failure by us or our suppliers to comply with applicable regulatory requirements, including the FDA's quality systems/good manufacturing practice (QSR/GMP) regulations, could cause production and distribution of our products to be delayed or prohibited, either of which could impair our ability to generate revenues form the sale of our products. If we are unable to generate revenues from the sale of our products we may not be able to continue our business operations.

         Required per procedure fees payable to VISX under our license agreement may exceed per procedure fees collected by us. In addition to the risk that our refractive lasers will not be accepted in the marketplace, we are required to pay VISX a royalty for each procedure performed in the U.S. using our refractive lasers. The required per procedure fees we are required to pay to VISX may exceed the per procedure fees we are able to charge and/or collect from refractive surgeons. If the per procedure fees we are required to pay to VISX exceed the per procedure fees we are able to charge and/or collect from refractive surgeons, we would have to pay the VISX per procedure fees out of our limited available cash reserves. During each of the years 2004 and 2003, the per procedure fees we are required to pay VISX did not exceed per procedure fees collected by us.


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

         We are subject to certain risks associated with our international sales. Our international sales accounted for 98% and 96% of our total revenues during the years ended December 31, 2004 and 2003, respectively. In the future, we expect that international sales, especially to China, will represent a higher percentage of our total sales. We are presently focusing our sales efforts on international sales in China.

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

         Unlawful tampering of our system configurations could result in reduced revenues and additional expenses. We included a procedure counting mechanism on LaserScan LSX lasers manufactured for sale and use in the U.S. Users of our LaserScan LSX excimer laser system could tamper with the software or hardware configuration of the system so as to alter or eliminate the procedure counting mechanism that facilitates the collection of per procedure fees. Unauthorized tampering with our procedure counting mechanism by users could result in us being required to pay per procedure fees to VISX that we were not able to collect from users. If we are unable to prevent such tampering, our license agreement with VISX could be terminated after all applicable notice and cure periods have expired.

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

         Our auditors' reports for the year ended December 31, 2004 and 2003 include an explanatory paragraph regarding our ability to continue as a going concern. Our auditors' reports included an explanatory paragraph regarding our ability to continue as a going concern because we have incurred significant losses and negative cash flows from operations for several years and our ability to raise or generate enough cash to survive is questionable. The going concern opinion has been used by competitors in an attempt to negatively impact our sales and has resulted in shorter payment terms to meet the demands of some of our vendors.

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

         As a result of these fluctuations, we believe that period-to-period comparisons of our operating results cannot be relied upon as indicators of future performance. In some quarters our operating results may fall below the expectations of securities analysts and investors due to any of the factors described above or other uncertainties. As a result of the Chapter 11 petition, the Company cancelled all outstanding common and preferred stock, including options and warrants. New common stock of 10,000,000 shares was issued on June 30, 2004. The stock is presently trading on the "Pink Sheets" under the symbol LRST.


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

         Because of the lengthy period during which our common stock traded below $1.00 per share, it no longer met the listing requirements for the NASDAQ National Market and on August 15, 2002, NASDAQ approved our application to transfer our listing to the NASDAQ Small Cap Market via an exception from the minimum bid price requirement. While we failed to meet this requirement as of February 10, 2003, we were granted a temporary exception from this standard subject to meeting certain conditions. The exception required that on or before April 15, 2003, we were to file a definitive proxy statement with the Securities and Exchange Commission and NASDAQ evidencing our intent to seek shareholder approval for the implementation of a reverse stock split. Other requirements included that, on or before May 30, 2003, we demonstrate a closing bid price of at least $1.00 per share and, immediately thereafter, a closing bid of at least $1.00 per share for a minimum of ten consecutive trading days. NASDAQ could have required a minimum closing bid price of at least $1.00 for more than 10 days. In addition, we must have been able to demonstrate compliance with the following maintenance requirements for continued listing on the NASDAQ Small Cap Market:

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

         LSI traded on NASDAQ through April 29, 2003 as LASE and LASEC (March 5, 2003 - April 29, 2003). On April 30, 2003 it commenced trading on OTC Bulletin Board as LASE. The OTCBB symbol was changed on August 27, 2003 to LASEE due to the late filing status of the company. The Company was dropped from the OTC Bulletin Board and commenced trading on the "Pink Sheets" on Sep 27, 2003 with the symbol LASEQ. (Q indicates bankruptcy) This is a conditional listing due to the bankruptcy filing by the company. As previously mentioned, the existing common and preferred shares, including options and warrants, we cancelled pursuant to the Company's re-organization plan. New common shares of 9,997,195 were issued on June 30, 2004 and commenced trading via the "Pink Sheets" under the symbol LRST.

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


         The terms of the NIIC transaction will in all probability prevent or discourage an acquisition or change of control of LaserSight. As a result of the Chapter 11 petition, and subsequent re-structuring, NIIC will initially control 72% of the newly issued 9,997,195 common shares. Under certain circumstances their control could increase to approximately 74%.


         Amortization and charges relating to our significant intangible assets could adversely affect our stock price and reported net income or loss. Of our total assets at December 31, 2004, approximately $0.4 million, or 9%, were intangible assets. Any reduction in net income or increase in net loss resulting from the amortization of intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

         In accordance with FASB Statement No. 144, we review intangible assets for impairment whenever events or changes in circumstances, including a history of operating or cash flow losses, indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized. Accordingly, the Company believes the Chapter 11 petition has caused an impairment of the carrying values of some of our intangibles. In that regard, during the second quarter of 2003, the Company recorded approximately $4.1 million of re-structuring losses attributable to impairment of intangibles.


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

          2003:                                         High        Low
          ----                                          ----        ---
          First Quarter ............................   $0.29      $0.04
          Second Quarter ...........................    0.29       0.07
          Third Quarter ............................    0.29       0.01
          Fourth Quarter............................    0.16      0.001
          2004:
          ----
          First Quarter ............................    1.55       0.05
          Second Quarter ...........................    3.11       0.52
          Third Quarter ............................    0.78       0.01
          Fourth Quarter............................    0.10       0.01



         On June 30, 2004, the closing sale price for our common stock on the "Pink Sheets" was $0.52 per share, as adjusted for the 51.828 to 1 reverse split. As of December 31, 2004, LaserSight had 9,997,195 shares of common stock outstanding held by approximately 400 stockholders of record and, to our knowledge, approximately 3,000 total stockholders, including stockholders of record and stockholders in "street name." Of these 9,997,195 shares approximately 1,134,000 shares representing approximately 350 creditors' shares were issued in January 2005 after resolution of a creditor objection to claim.

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

Possible Dilutive Issuances of Common Stock

         GE Warrants. In connection with our August, 2004 loan agreement with GE Healthcare Financial Services, Inc., as successor-in-interest to Heller Healthcare Finance, Inc. ("GE"), we issued the GE warrants to purchase a total of 100,000 shares of common stock at an exercise price of $0.25 per share. The warrants have a term of three years. The exercise price will convert to $0.40 per share if NII, the DIP lender, converts the remaining $1.0 million of financing to equity. The warrant expires June 30, 2008.

         China Transaction. In connection with our bankruptcy re-structuring, NIIC will initially control 72% of the newly issued 9,997,195 common shares. Under certain circumstances their control could increase to approximately 74%
with the conversion of DIP financing. They have the option to convert the remaining $1 million loan to 2,500,000 common shares.

 Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, our products current stage of development, the need for additional financing, competition in various aspects of its business and other risks described in this report and in our other reports on file with the Securities and Exchange Commission. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained in this report.

      All references to years are to LaserSight's fiscal years ended December 31, 2004 and 2003, unless otherwise indicated.

Liquidity and Capital Resources

         History: On September 5, 2003 the company filed for Chapter 11 bankruptcy protection and reorganization. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief were stayed while the Company continued business operations as Debtor-in-possession. The Company operated in this manner from September 5, 2003 through June 10, 2004, when a final bankruptcy release was obtained. As a result of the bankruptcy re-structuring, the Company recorded credits for debt forgiveness of approximately $15.3 during the three months ended June 30, 2004. Additionally, the Company recognized re-structuring charges of approximately $7.6 million during 2003 for patent impairments and inventory write offs. The Company cancelled all of its outstanding common and preferred stock, including warrants and options, and issued 9,997,195 new common shares on June 30, 2004. The Company emerged from bankruptcy with approximately $0.7 million in unsecured liabilities, $2.1 million in secured debt to GE, approximately $5.4 million in deferred revenue and approximately $1.0 million of DIP financing provided by NIIC. NIIC can convert the $1.0 million of the DIP financing for an additional 2,500,000 shares of common stock.

         Cash Flows: With the new revenues being generated from the China Group and projected sales to other customers, management expects that LaserSight's cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet its anticipated operating cash requirements for the next several months. This expectation is based upon assumptions regarding cash flows and results of operations over the next several months and is subject to substantial uncertainty and risks beyond our control. If these assumptions prove incorrect, the duration of the time period during which LaserSight could continue operations could be materially shorter. We continue to face liquidity and capital resource issues relative to the timing of the successful completion of new sales compared to our ongoing payment obligations. To continue our operations, we will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history. While we are working to achieve these improved results, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures.

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

         We have actively sought additional funds through the possible sale of certain Company assets, which would provide temporary relief from our current liquidity pressures.

         On March 12, 2001, the Company established a $3.0 million term loan and $10.0 million revolving credit facility with GE. We borrowed $3.0 million under the term loan at an annual rate equal to two and one-half percent (2.5%) above the prime rate. Interest was payable monthly and the loan was required to be repaid on March 12, 2003. As of December 31, 2003, the outstanding principal on our term loan was approximately $1.8 million. Under our credit facility, we had the option to borrow amounts at an annual rate equal to one and one-quarter percent (1.25%) above the prime rate for short-term working capital needs or such other purposes as approved by GE. Borrowings were limited to 85% of eligible accounts receivable related to U.S. sales. Eligible accounts receivable were to be primarily based on future U.S. sales, which did not increase as a result of our decision to not actively market our laser in the U.S. until we receive additional FDA approvals. Accordingly no borrowings were ever placed on the line of credit.

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

         On March 12, 2003, our loan agreement with GE was extended by 30 days from March 12, 2003 to April 11, 2003. On March 31, 2003, our loan agreement with GE was amended again. In addition to the amendment, GE waived our failure to comply with the net revenue covenant for the fourth quarter of 2002. In exchange for the amendment and waiver, we paid approximately $9,250 in fees to GE and agreed to increase our monthly principal payments to $45,000 beginning in April 2003. Revised covenants became effective on March 31, 2003 that decreased the minimum level of net worth to $1.0 million, minimum tangible net worth to negative $4.0 million and minimum quarterly net revenue during 2003 to $2.0 million. We agreed to work in good faith with GE to adjust these covenants by May 31, 2003 based on our first quarter 2003 financial results and our ongoing efforts to obtain additional cash infusion. , On June 20, 2003 LSI announced that it had been advised by GE that its loans to the Company were in default due to an adverse material change in the financial condition and business operations of the Company. The Company continued to negotiate with GE during the June and

July of 2003, until a new agreement was executed on August 28, 2003 providing for an extension of the loans through January 2005.

         The China Group provided $2 million of DIP financing, of which $750,000 was funded at December 31, 2003. On June 30, 2004, $1 million of the total was converted to 6,850,000 common shares. The remaining $1 million note bears interest of 9%, with interest only payments due monthly. It is a three-year balloon note. The China Group has the option to convert the note to an additional 2,500,000 common shares. This note is subject to any GE liens on Company assets.

         On August 30, 2004 the Company signed a three-year note expiring on June 30, 2007. The note bears interest of 9%. Certain covenants were modified as follows: net worth $750,000, tangible net worth $1,000,000 and minimum quarterly revenues of $1,000,000. The Company is in violation of certain loan covenants and is negotiating an amendment to the loan agreement. GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if NIIC converts their DIP loan to equity. The warrant expires June 30, 2008.

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

     In June of 2004, as of the effective date of the re-organization plan, the following liabilities were relieved:

     Accounts Payable                        $  2,905,814
     Accrued TLC license fee                      825,500
     Accrued salaries/severance                   235,367
     Accrued warranty                           6,125,730
     Accrued Ruiz license fees                  3,471,613
     Deposits/service contracts                   720,399
     Other accrued expenses                     1,311,711
                                             ------------
                                               15,616,134
     Stock issued to creditors                   (328,500)
                                             ------------
     Gain on forgiveness of debt             $ 15,287,634
                                             ============

     The new common stock issued to the creditors was valued at $0.146 per share, or $328,500, which was deducted from the forgiven liabilities. The stock value per shares is the same amount as the $1,000,000 of DIP financing converted to equity.

Key Performance Indicators

How we operate

         LaserSight has an annual purchase agreement with the China Group. Monthly the China Group issues a purchase order and product is shipped. Payment terms are net 30 to 45 days determined at the time of the purchase order. For non China Group laser sales, fifty percent is due upon ordering and the balance is due thirty days after installation. Sales of parts, service and procedure fee are generally prepaid. Occasionally there are delays with foreign currency in China.

Our key indicators

      Usually on a weekly basis, management reviews a number of performance indicators. Some of these indicators are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. Financial indicators that are usually reviewed at the same time include the major elements of the micro-level business cycle:


         o inventory levels - Inventory levels are managed by the Company to minimize investment in working capital and still have the flexibility to meet shipment schedules. Many critical components require ninety-day firm orders or minimum order quantities.



 Contraction Obligations - Payments Due by Period as of December 31,2004.



        Contractual obligations                     Payments due by period

                                            Less than 1                               Over 5
                                 Total         year         1-3 years    4-5 years     years
GE Debt Obligations            1,728,104   1,728,104                -           -          -
DIP Financing Obligation       1,000,000           -        1,000,000           -          -
County Tax Assessor Obligation   110,412      20,075           40,150      21,112     10,037
Operating Lease Obligations      269,000     192,000           77,000           -          -
                              ---------------------------------------------------------------
                               3,107,516    1,940,179       1,117,150      21,112     10,037
                              ===============================================================


         We had no material off-balance sheet arrangements that have, or are likely to have, a current or future material effect on us.

         Quarterly Results of Operations

The following table sets forth selected items from our quarterly financial results (in thousands, except for per share amounts).

                                                2003
                                                ----
                                                 1st Qtr      2nd Qtr    3rd Qtr      4th Qtr       Total
                                                 -------      -------    -------      -------       -----
Net sales                                          2,321        1,830        1851         435       6,437
Gross profit (loss)                                  975       (2,709)       1340        (321)       (715)
Loss from continuing operations                   (2,382)     (11,059)     (8,867)     (1,222)    (23,530)
Net loss                                          (2,411)     (11,091)     (8,915)     (1,099)    (23,516)
Loss attributable to common
shareholders                                      (2,895)     (11,575)     (9,403)     (1,225)    (25,098)
Loss per common share-basic and
diluted                                            (0.10)       (0.42)      (0.34)      (0.04)      (0.90)
Weighted average shares outstanding               27,842       27,842      27,842      27,842      27,842

                                                2004
                                                ----
                                                 1st Qtr     2nd Qtr      3rd Qtr     4th Qtr     Total
                                                 -------     -------      -------     -------     -----
Net sales                                          2,301        1,174        1166        3271       7,912
Gross profit                                       1,213          235         539        1735       3,722
Income (loss) from continuing operations             311         (846)       (337)        462        (410)
Net Income (loss)                                    264       14,315        (251)        362      14,690
Income (loss) attributable to common
shareholders                                         264       14,315        (251)        362      14,690
Income (loss) per common share-basic                0.01         0.52       (0.03)       0.04        0.78
Income (loss) per common share-diluted              0.01         0.31       (0.03)       0.04        0.52

Weighted average shares outstanding-basic         27,842       27,644       9,997       9,997      18,870
Weighted average shares outstanding-diluted       46,403       45,999       9,997       9,997      28,099



         Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 Consolidated Operations

      Our consolidated revenues totaled $7.9 million for 2004, an increase of approximately $1.5 million or 27% compared to revenues for 2003 of $6.4 million. The increase was primarily attributable to increased sales of our AstraScan lasers. 25 lasers systems were sold in 2004 compared to 11 in 2003. This was offset by reduced parts revenues of $1.9 million, 2004 parts revenues were $0.6 million compared to $2.5 million in 2003. Our operating plan for 2005 projects a revenue gain from increased sales of our laser systems.

      2004 consolidated cost of sales of $4.2 million was approximately 53% of net revenues of $7.9 million, compared to 2003 when our cost of sales was approximately 111% of net revenues. This improvement was caused by the inclusion of $3.6 million of inventory obsolescence reserve in 2003. Going forward into fiscal 2005, the emphasis will be continued unit cost reductions driven by efficient purchasing and limited re-design of the product. Our operating plan projects maintaining our 2004 gross margin levels in 2005.

         Selling-related expenses and allowed warranty claims consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Selling-related expenses for 2004 decreased $8.4 million, or 91%, to $0.8 million from $9.2 million during 2003. This decrease was primarily attributable to a $4.3 million decrease in license fees resulting from a default in our keratome license agreement and a decrease of $4.1 million of warranty expense related to allowed claims filed in Chapter 11 in 2003. Our 2005 operating plan projects maintaining our 2004 selling-related expense ratio at 11% of net revenues.

         General and administrative expenses decreased by $5.8 million to $3.1 million in 2004 from $8.9 million in 2003. The decrease was primarily due to reduced bad debt expense of $1.5 million, $0.3 million of reduced depreciation expense, reduced salaries $2.8 million, and reduced operating expenses of $1.2 million. Our operating plan for fiscal 2005 projects business levels that will require general and administrative expenses to be lower due to reduced professional fees relating to the bankruptcy filing. Bankruptcy related fees for legal services, financial advisor, printing and postage, new stock certificiates
and  priority   claims  were  $  142,000  and
 $  398,000  for  2003  and  2004,
resprectively.


         Research, development and regulatory expenses decreased by $0.2 million, or 50%, to $0.2 million in 2004 from $0.4 million in 2003. The decrease was primarily due to reduced salaries and consulting expense. Our operating plan for fiscal 2005 projects business levels that will require research, development and regulatory expenses to be similar to 2004.

         In 2004 our amortization of intangibles decreased by approximately $0.2 million to approximately $0.03 million from approximately $0.25 million in fiscal 2003. An impairment expense of $4.1 million was taken in June of 2003 due to the re-focus of the Company's new re-organization plan. In accordance with our operating plan, amortization of intangibles will be at a rate of approximately $33,000 per year.

      In 2004 we recognized gain on forgiveness of debt of $15.3 million. This includes a write off of $15.6 million for accounts payable, accrued license fees, accrued salaries, accrued warranty, deposits/service contracts and other accrued expenses. This income was reduced by $0.3 million, the value of the common stock issued to the creditors.

      Other income and expense for fiscal 2004 contained several items that are generally not expected to be recurring:

         o We settled litigation in the third quarter of fiscal 2004 for a shareholder derivative lawsuit. We received gross proceeds of $315,000, which was offset by legal costs of $3,000, for a net gain of approximately $312,000. We have no further litigation in which we are the plaintiff and therefore anticipate no such gain in fiscal 2005.

         o In 2004 we received $12,000 for payments on the sale of obsolete inventory.

         o In 2004 we paid $434,000 in interest to GE, the DIP financier and the tax assessor. This included $115,000 of loan fees payable to the DIP financier. The interest expense also includes $52,000 of amortized financing costs and the fair value of a warrant issued to GE. The amortization is $8,600 per month and will continue until June of 2007.

      Net income for 2004 was approximately $14.7 million compared with a loss of $23.5 million in 2003, an improvement of approximately $38.2 million. This $38.2 million improvement in the current year was comprised approximately of:

         o    gain on forgiveness of debt of $15.3 million

         o    Reduced departmental salaries of $2.8 million

         o    reduced amortization of intangibles of $0.2 million

         o a lack of asset impairments compared with the prior year of $4.1 million

         o    reduced inventory obsolescence expenses of $3.6 million

         o A lack of allowed warranty claims in bankruptcy compared with the prior year of $4.1 million

         o A lack of Ruiz license fees compared with the prior year of $4.3 million (agreement defaulted on in 2003)

         o    reduced bad debt expense of $1.5 million


         o    reduced depreciation expense of $0.3 million

         o    increased interest expense of $0.2 million

         o    Reduced departmental operating expenses of $1.8 million

Critical Accounting Policies and Estimates

         The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires us to select appropriate company accounting policies, and to make judgments and estimates affecting the application of those accounting policies. In applying the Company's accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in our Consolidated Financial Statements.

      In response to the Securities and Exchange Commission's ("SEC") Release No. 33-8040, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies," the Company has identified the most critical accounting principles upon which the Company's financial statements depend. The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The most critical accounting principles identified relate to: revenue recognition, estimating product warranty reserves, the allowance for doubtful accounts, inventory obsolescence reserves and impairment of long-lived assets. These critical accounting policies and the Company's other significant accounting policies are further disclosed in Note 2 to the Company's Condensed Consolidated Financial Statements.

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

         Allowance for Doubtful Accounts

         We must make estimates of the uncollectibility of our accounts and notes receivable balances. We estimate losses based on the overall economic climate in the countries where our customers reside, customer credit-worthiness, and an analysis of the circumstances associated with specific accounts which are past due. Our accounts and notes receivable balance was $2.4 million, with an allowance for doubtful accounts of $0.6 million, as of December 31, 2004. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We continually evaluate the adequacy of our allowance for doubtful accounts.


         In 2004 $8.4 million of accounts and notes receivable were written off. This was necessary because of such events and circumstances as: FDA approvals on our laser system that took longer than anticipated, economic downturns in certain countries or regions of the world and the terrorist attacks that affected personal spending decisions, the business levels of many of our customers and our filing of Chapter 11 in September 2003.

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

Effect of Recent Accounting Pronouncements

         In March 2004, the FASB issued an Exposure Draft ("ED") of a proposed Statement, "Share-Based Payments," that addresses the accounting for share based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The ED would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, " Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method, preferably one called the binomial or "lattice" method. The ED as currently drafted would be effective for awards granted, modified or settled in fiscal years beginning after December 15, 2004 for public entities that used the fair-value-based methods of accounting under the original provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for recognition or pro forma disclosure purposes. Since the Company is using and expects to continue using stock options in its compensation mix, the ED is likely to have the impact of increasing our reported costs for compensation which are classified as cost of sales, selling, general and administrative costs, and new product development costs. It is not expected to affect cash flow unless we choose to partially or wholly replace stock options with cash compensation.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," an interpretation of ARB No. 51 and subsequently amended it with the issuance of Interpretation No. 46-R in December 2003. This

Interpretation and its amendment address the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The adoption of this Interpretation did not have a material effect on the Company's consolidation financial statements.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes accounting standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. It requires certain financial instruments that were previously classified as equity to be classified as assets or liabilities. The provisions are effective for transactions entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on our consolidated financial statements. It is possible that, in the future, we may find it desirable or necessary to seek external financing and we may enter into an agreement that would be governed by SFAS No. 150 whereby the financing we receive cannot be classified as equity in our consolidated balance sheet.

Recent Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Issue's objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB
Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. If the company had applied the provisions of SFAS No. 123R to the financial statements for the period ending December 31, 2004, net income would have remained unchanged. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The company is currently evaluating these transition methods.


In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, "Inventory Pricing," for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period expenses regardless of whether they meet the criterion of "so abnormal." This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.




Item 6A.  Quantitative and Qualitative Disclosures about Market Risk

         The Company believes that its exposure to market risk for changes in interest and currency rates are not significant. The Company's investments are limited to highly liquid instruments - generally cash and cash equivalents. All of the Company's transactions with international customers and suppliers are denominated in U.S. dollars.

Item 7.  Financial Statements and Supplemental Data

         Consolidated   financial   statements   prepared  in  accordance   with
Regulation S-X are listed in Item 14 of Part IV of this Report, are attached to this Report and incorporated in this Item 7 by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Item 8A. Controls and Procedures

         Based on their evaluation within 90 days prior to the filing date of this Annual Report on Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, are effective for gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Act.

         There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the date of last evaluation of those internal controls.

                                    PART III

Item 9.  Directors and Executive Officers

         The Company's executive officers and directors are set forth below. The terms of all incumbent directors expire at the next scheduled Annual Meeting of the Company's stockholders (the "Annual Meeting") or at such later time as their successors have been duly elected and qualified.

Name                    Age                        Title          Director Since
----                    ---                        -----          --------------

Danghui ("David") Liu   43   President and Chief Executive Officer     N/A
Guy W. Numann           73   Director                                  2000
Xian Ding Weng          43   Chairman of the Board                     2002

Ying Zhi Gu             56   Director                                  2002
Dorothy M. Cipolla      49   Chief Financial Officer                   N/A

         Mr. Liu has served as President and Chief Executive Officer of LaserSight since August 2003. He was previously the Vice President of Technical Marketing from September 2002 until 2003. He was Director R&D for Diagnostic products from March 2000 until January 2002. Mr. Liu received a PHD from the

University of Houston, and a masters & bachelors from the Beijing University of Aeronautics and Astronautics.

.. Mr. Numann is retired from Harris Corporation where he served as president of the company's Communication Sector from 1989 until his retirement in 1997. From 1984 to 1989 Mr. Numann served as senior vice president and group executive for the Communication Sector. Mr. Numann currently serves as a member of Rensselaer Polytechnic Institute's School of Engineering Advisory Board.

         Mr. Weng founded New Industries Investment Co., Ltd., (NII) in Shenzhen, China in 1993. He has been President and Chief Executive Officer of NII for nine years. Mr. Weng has also been the Chairman of the Board of Medical Development Ltd. (NIMD) and Consultants Ltd. (NIIC), subsidiaries of NII.

         Ms. Gu has been President of Y.F.K. Import and Export Corporation, a privately held medical equipment distributor/consulting firm specializing in ophthalmology and dermatology, since 1986. She has also been the Vice President of Finance in NBM Publishing, Inc., a privately held publishing company, since 1989.

         Ms. Cipolla has served as Chief Financial Officer and Secretary of LaserSight since March 2004. Prior to joining LaserSight, she has served in various  financial  management  positions.  From  1994 to  1999,  she was  Chief
Financial Officer and Treasurer of Network Six, Inc., a NASDAQ listed professional services firm. From 1999 to 2002, Mrs. Cipolla was Vice President of Finance with Goliath Networks, Inc., a privately held network consulting company. From 2002 to 2003, Ms. Cipolla was Department Controller of Alliant Energy Corporation, a regulated utility. She received a bachelors of science in accounting from Northeastern University.

         Code of Ethics for Chief Executive Officer and
         Senior Financial Officers

         The Company has adopted a code of ethics for the CEO and Senior Financial Officers which is required to be signed by each such officers, and is maintained on file by the Company.

Audit Committee and Audit Committee Financial Expert

         Two members of the Company's Board of Directors, Guy Numann and Ying Gu, currently serve as the audit committee. The Audit Committee does not currently have a member designated as the financial expert.

Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires LaserSight's officers and directors, and persons who own more than 10% of the outstanding common stock, to file reports of ownership and changes in ownership of such securities with the SEC. Officers, directors and over-10% beneficial owners are required to furnish LaserSight with copies of all
Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to LaserSight, and/or written representations from certain reporting persons that no other reports were required, LaserSight believes that all Section 16(a) filing requirements applicable to its officers, directors and over-10% beneficial owners during or with respect to the year ended December 31, 2004 were met.

Item 10.  Executive Compensation

         The following table sets forth summary information concerning the compensation paid or earned for services rendered to LaserSight in all capacities during 2003 and 2004 for LaserSight's Chief Executive Officer, each of LaserSight's other executive officers serving at December 31, 2004 whose total annual salary and bonus for 2004 exceeded $100,000 and former executive officers for which disclosure is required. No restricted stock or stock appreciation rights were granted and no payouts under any long-term incentive plan were made to any of the named executive officers in 2003 or 2004. We use the term "named executive officers" to refer collectively to these individuals later in this Form 10-KSB.

                           Summary Compensation Table
                                                                                                Long Term
                                                                                               Compensation
                                                         Annual Compensation                      Awards
                                                         -------------------                      ------
                                                                            Other Annual        Securities
                                                                               Compen-          Underlying           All Other
Name and Principal Position         Year       Salary ($)      Bonus ($)       sation         Options/SARs        Compensation
---------------------------         ----       ----------      ---------       ------       ----------------       ------------
                                                                                                    (#)
                                                                                                    ---

Gregory L. Wilson       Former      2004           --             --             --                 --               4,650 (1)
    Chief Financial Officer (2)     2003        134,127           --             --                 --                   --
                                                                  --             --                                      --
Danghui Liu                         2004        180,000         54,200           50                 --                   --
     President and CEO              2003        153,958         25,800           --                 --                   --

Michael R. Farris                   2004           --             --             --                 --               4,650 (1)
    Former President and CEO (5)    2003         216,814          --             --                 --              15,000 (3)
                                                                                 --
Dorothy M. Cipolla                  2004         84,294           --             50                 --                   --
    CFO (4)                         2003           --             --             --                 --                   --
                                                                                 --

Richard K. Davis                    2004        130,000           --             50                 --                   --
    Vice President                  2003        127,917           --             --                 --                   --


         (1) Consists of priority payments made pursuant to the confirmed re-organization plan of the Company in bankruptcy. Priority claims were for severance agreements.

         (2) Mr. Wilson resigned on April 5, 2003. All options expired after 30 days.

         (3) Forgiveness of $15,000 in personal debt on corporate credit card.

         (4) Mrs. Cipolla started as CFO on March 15, 2004. She was appointed secretary on May 12, 2004. (5) Mr. Farris resigned on August 22, 2003. All options expired after 30 days.

         No Options / SARs were granted during 2003 or 2004. On June 30, 2004, all Outstanding Options were cancelled per the Company's re-organization plan.

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

         (1)      No Options / SARs have been issued by LaserSight in 2003 or
                  2004.

         (2)      Based on the $0.01 closing price of the common stock on The
                  NASDAQ Stock Market for December 31, 2003 when such price exceeds the exercise price for an option.


Compensation of Directors

         Each non-employee director receives a fee of $1,000 for each board or $500 for each committee meeting attended. Effective June 30, 2004, directors receive $10,000 per year as compensation. It is paid quarterly in arrears. Directors who are also full-time employees of LaserSight will receive no additional cash compensation for services as directors.

Employment Agreements

         When the Company filed for Chapter 11 protection on September 5, 2003 all employment agreements in effect prior to that time were canceled. At December 31, 2004 there were no employment contracts in effect.

Relocation Agreements

         When the Company filed for Chapter 11 protection on September 5, 2003 all relocation agreements in effect prior to that time were canceled. At December 31, 2004 there were no relocation agreements in effect.

Compensation Committee Interlocks and Insider Participation

         During 2004, the role of the Compensation Committee was performed by the board of directors as a whole.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding ownership of LaserSight's voting securities, as of December 31, 2004:

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
                                                                       Common
                                                                       Stock
              Name and Address of Beneficial Owner                   Ownership
              ------------------------------------                   ---------
Directors and Executive Officers:
         David Liu                                                         193

         Dorothy M. Cipolla                                               *

         Richard K. Davis                                                 *
         Guy W. Numann                                                    *

         Ying Zhi Gu                                                     1,884*

         Xian Ding Weng                                                    225*

         New Industries Investment Consultants (H.K.)                7,229,868
         Hong Kong, People's Republic of China                          72%
  *   Less than 1%.

Sergio Lenchig  Bogata, Columbia                                     546,259 5%
Dr. Liuz Ruiz  Bogata, Columbia                                      546,259 5%

(1)

Item 12.  Certain Relations and Related Transactions

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

NIMD transaction. Through December 31, 2003, approximately $3.6 million worth of products were sold to Shenzhen New Industries Medical Development Co. Ltd. As a result of the Chapter 11 re-structuring, NIMD's affiliate, NIIC loaned $2.0 million to the Company. $1 million was converted for 6,850,000 (68.5%) shares of the 9,997,195 newly issued common stock. In addition, NIIC can convert the remaining $1.0 million of that loan, subject to certain restrictions, to 2,500,000 shares of the Company's common stock and result in the purchaser holding approximately 76% of the Company's common stock.


Item 13.  Principal Accounting Fees and Services

During 2004 and 2003 the Company was billed by Moore Stephens Lovelace,P.A. ("MSL") for 2004 and KPMG for 2003 for the following services:

                                                2004              2003
                                                ----              ----
(a)      Audit fees:                         105,000           106,156
(b)      Audit-related fees                    3,467           110,733
(c)      Tax fees                              9,500             1,250
(d)      All other fees                            -            37,375

                                             117,967           255,514

         All MSL related work was approved in advance by the Audit Committee. All work performed by auditors was approved by the two members of the audit committee, Ms. Gu and Mr. Numann.

         On March 23, 2004, the Company announced the resignation of KPMG. On May 20, 2004 the Company announced the appointment of Moore Stephens Lovelace, P.A., a Winter Park, Florida based CPA firm qualified to do SEC audit engagements.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules.

(a)(1)The following financial statements and related items commence on page F-1:

            Independent Auditors' Reports

            Consolidated Balance Sheet as of December 31, 2004.

            Consolidated Statements of Operations for the years ended December 31, 2004 and 2003.

            Consolidated Statements of Stockholders' Deficit for the years ended December 31, 2004 and 2003.

            Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003.

            Notes to Consolidated Financial Statements.

   (2)Financial Statement Schedules:

            None

   (3)Exhibits required by Item 601 of Regulation S-K.

                  The Exhibit Index set forth on page 79 of this Form 10-KSB is hereby incorporated herein by this reference.


                                INDEX TO EXHIBITS

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



10.1 Incorporated (filed as Exhibit 10.39 to the Company's Form 10-K filed on March 31, 1999

10.2 Product Purchase Agreement dated Februay 2, 2004 between LaserSight Technologies, Inc. and Shenzhen New Industries Medical Development Co., Ltd.(filed as Exhibit 99.8 to the Company's Form 8-K/A filed on May 4,2004).

10.3 Distribution Agreement dated August 15, 2002 LaserSight Technologies, Inc. and Shenzhen New Industries Medical Development Co., Ltd. (filed as Exhibit 99.5 to the Company's Form 8-K filed on August 30, 2002*)**.

10.4 Chief Executive Officer and Chief Financial Officer certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed under Item 9 to the Company's Form 8-K filed on August 14, 2002*).

10.5 Amendment No. 2 to Loan and Security Agreement dated as of August 15, 2002 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc. (filed as Exhibit 10.1 to the Company's Form 10-Q filed on November 14, 2002*).

10.6 Extension to Loan and Security Agreement dated as of March 12, 2003 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc.

10.7 Amendment No. 3 to Loan and Security Agreement dated as of March 31, 2003 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc.

10.8 Amendment No. 4 to Loan and Security Agreement and Limited Waiver dated as of June 30, 2004 among LaserSight Incorporated and subsidiaries and General Electric Capital Corporation as successor to GEHFS Holdings, Inc.,formerly know as Healthcare Finance, Inc.

10.9 Amended and Restated Registration Rights Agreement dated June 30, 2004 between LaserSight Incorporated and General Electric Capital Corporation as successor to GEHFS Holdings,Inc.,formerly know as Healthcare Finance, Inc.

10.10 Restated Promissary note for $1,000,000, effective June 30,2004 made in favor of New Industries Investment Consultants (HK) Ltd. by LaserSight Incorporated and subsidiaries LaserSight Technologies Inc.

10.11 Certificate of Amendment of Certificate of Incorporation, filed March 2, 2005>

Exhibit 11 Statement of Computation of Loss Per Share (Included in
           Financial Statements in Item 1 hereof)


Exhibit 21 Subsidiaries of the Registrant

Exhibit 23  Consent of Moore Stephens Lovelace, P.A.

31.1.1  Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2    Certification  of  Chief  Financial   Officer  Pursuant
        to  Rule  13a-14(a)

32      Certifications of CEO and CFO Pursuant to Section 1350

----------------------
*Incorporated herein by reference.  File No. 0-19671.

**Confidential treatment has been granted for portions of this document. The redacted material has been filed separately with the commission.

<


                                                     SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 22, 2005             LASERSIGHT INCORPORATED

                                      By:     /s/ Danghui ("David") Liu
                                              ----------------------------------
                                              Danghui ("David"), President and
                                              Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Danghui ("David") Liu                            Dated:   March 22, 2005
---------------------------------------------------
Danghui ("David") Liu, President,
Chief Executive Officer and Director

/s/ Xian Ding Weng.                                  Dated:   March 22, 2005
---------------------------------------------------
Xian Ding Weng,
Chairman of the Board, Director

/s/ Guy W. Numann                                    Dated:   March 22, 2005
---------------------------------------------------
Guy W. Numann, Director

/s/ Ying Gu                                          Dated:   March 22, 2005
---------------------------------------------------
Ying Gu, Director




/s/ Dorothy M. Cipolla                               Dated:   March 22, 2005
---------------------------------------------------
Dorothy M. Cipolla, Chief Financial Officer
(Principal accounting officer)

            Report of Independent Registered Public Accounting Firm


The Board of Directors and Stockholders
LaserSight Incorporated:

We have audited the accompanying consolidated balance sheet of LaserSight Incorporated and Subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for years ended December 31,2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserSight Incorporated and Subsidiaries at December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial losses since its inception, has a working capital deficit at December 31, 2004, and has incurred negative cash flow from operations. These factors, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /s/ Moore Stephens Lovelace, P.A.

                                               Certified Public Accountants
                                               Orlando, Florida
                                               February 23,2005

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                    December 31, 2004

                         ASSETS                                    2004
                                                            -------------
Current assets:
  Cash and cash equivalents .............................   $     377,512
  Accounts receivable - trade, net ......................       1,734,824
  Notes receivable - current portion, net ...............          58,115
  Inventories ...........................................       1,715,924
  Prepaid expenses ......................................          23,724
                                                            -------------
             Total Current Assets                               3,910,099
Property and equipment, net .............................         109,349
Patents, net.............................................         449,912
Deposits with suppliers .................................         401,867
Deferred financing costs, net............................         254,343
                                                            -------------
             Total Assets                                   $   5,125,570
                                                            =============
            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Note Payable ............................................   $   1,748,179
Accounts payable ........................................         163,843
Accrued expenses ........................................         330,340
Accrued license fees ....................................         146,226
Accrued Warranty ........................................         403,200
Deferred revenue ........................................         895,240
                                                            -------------
             Total Current Liabilities                          3,687,028
Note Payable Related party ..............................       1,000,000
Note Payable tax assessor long term portion .............          90,337
Deferred royalty revenue ................................       3,907,461
Commitments and contingencies
Stockholders' equity(deficit):
Convertible preferred stock, par value $.001 per share;
authorized 10,000,000 shares: none issued ....                          -
Common stock - par value $.001 per share; authorized
100,000,000 shares; 9,997,195 shares issued (including
1,134,000 shares issuable per approved bankruptcy plans..           9,997
Additional paid-in capital ..............................     104,618,069
Accumulated deficit .....................................    (108,187,322)
                                                            -------------
             Total Stockholders' Deficit                       (3,559,256)
                                                            -------------
             Total Liabilities and Stockholders' Deficit    $   5,125,570
                                                            =============

         See accompanying notes to the consolidated financial statements.

                             LASERSIGHT INCORPORATED
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended December 31, 2004 and 2003


                                                                          2004           2003
                                                                     ------------    ------------
Revenues, net:
Products (1).......................................................   $  6,972,910    $  5,497,937
Royalties .........................................................        939,240         939,240
                                                                      ------------    ------------
                                                                        7,912,150        6,437,177
Cost of revenues:
Product cost ......................................................      4,190,165       7,152,206
                                                                      ------------    ------------
Gross profit (Loss)................................................      3,721,985        (715,029)

Research, development, and regulatory expenses ....................        176,128         351,779

Other general and administrative expenses .........................      3,101,472       8,919,075
Selling related expenses ..........................................        820,690       4,558,538
Allowed warranty claims ...........................................              -       4,640,319
Amortization of intangibles .......................................         33,516         246,690
Impairment of patents .............................................              -       4,098,607
                                                                      ------------    ------------
                                                                        3,955,678       22,463,229
                                                                      ------------    ------------
Loss from operations ..............................................       (409,821)    (23,530,037)

Other income and expenses:
Interest and other income .........................................        332,343         305,977
Interest expense ..................................................       (520,143)       (350,120)
Gain on extinguishment of debt ....................................     15,287,634               -
                                                                      ------------    ------------

Income (Loss) before income Tax expense (benefit) .................     14,690,013     (23,574,180)

Income tax benefit ................................................              -         (57,708)
                                                                      ------------    ------------
Net Income (Loss) .................................................     14,690,013     (23,516,472)
Conversion discount on preferred stock ............................              -      (1,581,587)
                                                                      ------------    ------------
Net Income (Loss) attributable to common shareholders .............   $ 14,690,013    $(25,098,059)
                                                                      ============    ============

Net Income (Loss) per common share - basic ......................            0.78           (0.90)
                                                                      ============    ============
Net Income (Loss) per common share - diluted ....................            0.52           (0.90)
                                                                      ============    ============
Weighted average number of shares outstanding
- basic ..........................................................      18,870,000      27,842,000
                                                                      ============    ============
- diluted ........................................................      28,100,000      27,842,000
                                                                      ============    ============


(1) Including revenues from related parties of $ 6,176,666 and $ 4,233,577, respectively.


      See accompanying notes to consolidated financial statements

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     Years ended December 31, 2004 and 2003


                                        Preferred Stock             Common Stock         Additional
                                        ---------------             ------------          Paid-in
                                      Shares       Amount        Shares      Amount       Capital
                                      ------       ------        ------      ------       -------


Balances at December 31, 2002 .....    9,280,647     9,281     27,987,141     27,987     103,796,812
  Settlement of stock subscription
  receivable ......................            -         -              -          -               -
  Issuance of options to consultant            -         -              -          -           4,252
Net loss ..........................            -         -              -          -               -
                                       ---------     -----     ----------     ------     -----------
Balances at December 31, 2003 .....    9,280,647     9,281     27,987,141     27,987     103,801,064
Bankruptcy Plan:
  Conversion of preferred stock ...   (9,280,647)   (9,281)       360,000        360           8,921
  Reverse split of existing common             -         -    (27,447,144)   (27,447)         27,447
  Issue common to LSI creditors ...            -         -      1,116,000      1,116         161,820
  Issue common to LST creditors ...            -         -      1,134,000      1,134         164,430
  Issue common for DIP conversion .            -         -      6,850,000      6,850         993,150
  Cancel treasury stock ...........            -         -         (2,802)        (3)       (542,644)
  Warrants issued to GE ...........            -         -              -          -           3,881
Net Income ........................            -         -              -          -               -
                                       ---------     -----     ----------     ------     -----------
Balances at December 31, 2004 .....            -         -      9,997,195      9,997     104,618,069
                                       =========     =====     ==========     ======     ===========



                                         Stock                                   Total
                                      Subscription  Accumulated    Treasury    Stockholders'
                                       Receivable     Deficit        Stock    Equity (Deficit)
                                        ---------     -------        -----        -------



Balances at December 31, 2002 ....    (32,336)   (99,360,863)   (542,647)     3,898,234
  Settlement of stock subscription
  receivable ......................    32,336              -           -         32,336
  Issuance of options to consultant         -              -           -          4,252
Net loss ..........................         -    (23,516,472)          -    (23,516,472)
                                      -------    -----------    --------     ----------

Balances at December 31, 2003 .....         0   (122,877,335)   (542,647)   (19,581,650)
Bankruptcy Plan:
  Conversion of preferred stock ...         -               -          -              -
  Adjustment to existing common             -               -          -              -
  Issue common to LSI creditors ...         -               -          -        162,936
  Issue common to LST creditors ...         -               -          -        165,564
  Issue common for DIP conversion .         -               -          -      1,000,000
  Cancel treasury stock ...........         -               -    542,647              -
Warrants issued to GE .............         -               -          -          3,881
Net Income ........................         -      14,690,013          -     14,690,013
                                      -------    ------------   --------     ----------
Balances at December 31, 2004 .....         0    (108,187,322)         -     (3,559,256)
                                      =======    ============   ========     ==========


      See accompanying notes to consolidated financial statements.



                       LASERSIGHT INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                        YEARS ENDED DECEMBER 31, 2004 and 2003

                                                     2004             2003
                                                   -----------    ------------
Cash flows from operating activities
 Net income (loss) ............................   $ 14,690,013    $(23,516,472)
 Adjustments to reconcile net income (loss) to
 net cash used in operating activities:
 Depreciation and amortization ................         99,385         628,627
 Loss on disposal of fixed assets .............           --            22,725
 Additions to Notes Payable for Penalities and
 Interest .....................................        305,211            --
 Gain on forgiveness of debt ..................    (15,287,634)           --
 Amortization of discount on note payable......            648            --
 Write off of inventory .......................           --         3,588,040
 Impairment of patents ........................           --         4,098,607
 Stock options issued for consulting services .           --             4,251
 Provision for uncollectable accounts .........           --         3,028,304
 Changes in assets and liabilities:
    Accounts and notes receivable, net ........     (1,712,548)      3,486,207
    Inventories ...............................      1,646,061       1,978,074
    Accounts payable ..........................        184,672         184,451
    Accrued expenses and commissions ..........        474,242       5,615,225
    Deferred revenue ..........................     (1,039,240)       (939,240)
    Other, net ................................       (261,360)        798,644
                                                  ------------    ------------
 Net cash used in operating activities ........       (900,550)     (1,022,557)

 Cash flows from investing activities
 Purchases of property and equipment, net .....       (109,689)        (13,897)
                                                  ------------    ------------
 Net cash used in investing activities ........       (109,689)        (13,897)
 Cash flows from financing activities
 Payments on debt financing ...................       (427,222)       (246,687)
 Proceeds from DIP Financing ..................      1,250,000         750,000
 Proceeds from stock subscription receivable ..           --            32,336
                                                  ------------    ------------

 Net cash provided by financing activities ....        822,778         535,649
                                                  ------------    ------------

 Decrease in cash and cash equivalents ........       (187,461)       (500,805)

 Cash and cash equivalents, beginning of period        564,973       1,065,778
                                                  ------------    ------------

 Cash and cash equivalents, end of period .....   $    377,512    $    564,973
                                                  ============    ============
 Non-cash investing and financing activity:

 Issuance of warrants in conjunction with
 debt financing                                   $     3,882     $        -



           See accompanying notes to the consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2004 and 2003

NOTE 1 ORGANIZATION AND HISTORY; LIQUIDITY MATTERS

Organization and History

         LaserSight Incorporated ("LaserSight" or the Company) is the parent company of the following major wholly-owned operating subsidiaries: LaserSight Technologies, Inc., which develops, manufactures and sells ophthalmic lasers and related products primarily for use in laser vision correction, including laser in-situ keratomileusis (LASIK) and photorefractive keratectomy (PRK) procedures and currently licenses patents related to refractive surgical equipment; and LaserSight Patents, Inc., which currently licenses patents related to refractive surgical procedures. The Company was incorporated in Delaware in 1987, but was inactive until 1991. In July 1994, LaserSight was reorganized as a holding company. In September 2003 the Company filed a Chapter 11 bankruptcy petition, discontinued its keratomes and cosmetic product lines due to cash flow problems, these lines never generated significant revenues, and re-focused its marketing and sales efforts to the international market, mainly China. Our principal offices and mailing address are 6848 Stapoint Court, Winter Park, Florida 32792, our telephone number is (407) 678-9900 and our address on the World Wide Web is www.lase.com.

Liquidity Matters

         On September 5, 2003 the Company and two of its subsidiaries ("the Debtors") filed a voluntary petition for relief in the United States Bankruptcy Court, Middle District of Florida, Orlando Division, ("the Bankruptcy Court") under Chapter 11 of Title 11 of the U.S. Bankruptcy Code ("the Bankruptcy Code or Chapter 11"). The Debtors continued to operate their businesses as debtors-in-possession ("DIP") through the close of business June 9, 2004. The Company filed a plan of reorganization (the Plan) with the Bankruptcy Court on April 28, 2004. In May 2004, the Bankruptcy Court confirmed the Plan. The Company emerged from Chapter 11 on June 10, 2004 with an effective date of the plan being June 30,2004. A final decree was obtained on December 22, 2004.

         The Company has incurred significant losses and negative cash flows from operations in each of the years in the two-year period ended December 31, 2004 and has an accumulated deficit of approximately $108.2 million at December 31, 2004. The substantial portion of the losses is attributable to delays in Food and Drug Administration (FDA) approvals for the treatment of various procedures on the Company's excimer laser system in the U.S. (a key approval for the treatment of nearsightedness with or without astigmatism was received in late September 2001) and the continued development efforts to expand clinical approvals of the Company's excimer laser and other products.

         The Company had significant liquidity and capital resource issues relative to the timing of accounts receivable collection and the successful completion of new sales compared to ongoing payment obligations. In July 2002, the Company announced it had entered a letter of intent with affiliated companies based in the People's Republic of China (hereafter referred to as the "China Group" or the "China Transaction")(see note 15). The China Group provided $2.0 million of debtor-in-possession (DIP) financing, with $750,000 received as of year-end 2003. An agreement was signed with the China Group in February 2004; under the agreement the China Group agreed to purchase $12 million of lasers and products over the next twelve months. The agreement allowed for two one-year extensions. As a result of the conversion of $1 million of DIP financing and the conversion of its converible prefrered stock, the China Group became the controlling shareholder of the Company in June of 2004, owning 72% of the common stock.

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         These Consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

         Management makes estimates and assumptions during the preparation of the consolidated financial statements relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of property and equipment and intangibles; and valuation allowances for receivables and inventories. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash  and  Cash  Equivalents  consist  of  short-term,   highly  liquid
investments with original maturities of three months or less when purchased.

         Credit Risk and Concentrations inherent in financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable.

         During 2004 and 2003, the Company received the vast majority of its revenue from one customer, the China Group. Approximately $ 1,625,000 was due from the China Group as of December 31, 2004. The loss this customer would have a significant adverse affect on the Company's ability to continue as a going concern.

         The Company currently has two sole source providers for certain inventory components. The loss of either of these two providers could have an adverse effect on the company's operations

         The Company formerly sold products to customers extending credit for such sales. Exposure to losses on receivables was principally dependent on each customer's financial condition and their ability to generate revenue from the Company's products. The Company monitored its exposure for credit losses and maintained allowances for anticipated losses. In 2003 a substantial portion of its accounts and notes receivable were reserved as bad debt. Management believed the bankruptcy filing; the change in the Company's management and the elimination of warranty obligations made collections on these accounts highly unlikely and wrote off $8.5 million against the allowance for doubtful accounts in June of 2004.

      Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based upon enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

         Inventories consist primarily of laser systems parts and components, and are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates cost determined on the first-in, first-out method. In 2003 with the bankruptcy filing and the re-focus of the Company on the China market, an inventory obsolescence reserve of $3.6 million was recorded. In June and July 2004 $7.0 million of inventory was written off against this reserve.

      Property and Equipment is stated at cost. Furniture and equipment are depreciated using the straight-line method over the estimated lives (three to seven years) of the assets. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. Such depreciation and amortization is included in other general and administrative expenses on the consolidated statements of operations.

         Patents costs associated with obtaining patents are capitalized as incurred and are amortized over their remaining useful lives (generally 17 years or less).

         Goodwill and Acquired Technology represented the excess of cost over the fair value of net assets acquired and was amortized on a straight-line basis over estimated useful lives up to 20 years. Management evaluated the carrying value of goodwill using projected future undiscounted operating cash flows of the acquired businesses.

         Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (Statement) No. 142, "Goodwill and Other Intangible Assets." Under Statement No. 142, intangible assets with definite lives are required to be amortized to expense over the estimated useful life, and tested for impairment at least annually, or on an interim basis when a triggering event occurs, in accordance with Statement No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." During the second quarter of 2003, the Company performed an evaluation of its intangibles and determined that the fair value of its intangibles was impaired and booked a $4.1 million adjustment.

         Research and Development costs are charged to operations as incurred. The cost of certain equipment used in research and development activities which have alternative uses is capitalized as equipment and depreciated using the straight-line method over the estimated lives (five to seven years) of the assets.

         Product Warranty Costs estimate future warranty obligations related to the Company's products, typically for a period of one year. They are provided by charges to operations in the period in which the related revenue is recognized. In 2003, all approved claims received in bankruptcy, which were greater than the accrued warranty balance, were recorded at $4.6 million. These warranty claims would typically not have been recognized but future warranty reserves would have been adjusted based on actual warranty costs.

The activity related to the Company's warranty reserve as of December 31, 2004 is as follows:

         Balance, December 31, 2003          6,201,730
         Warranty expense                      408,034
         Bankruptcy claims                  (6,123,730)
         Costs incurred                        (82,834)
                                           -----------
         Balance, December 31, 2004        $   403,200
                                           ===========

In June of 2004, as of the effective date of the reorganization plan, $6.1 million of the warranty reserves were relieved.

         Extended Service Contracts were sold for product service contracts covering periods beyond the initial warranty period. Revenues from the sale of such contracts were deferred and amortized on a straight-line basis over the term of the contracts. Service contract costs were charged to operations as incurred. All open service contracts obligations were released in bankruptcy. The Company no longer offers extended service contracts.

         Revenue is generally recognized from the sale of products in the period that the products are shipped to the customers. The Company recognizes revenue from the sale of authorized procedure passwords at the time non-refundable payment is received and a password is provided to perform procedures.

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

         Income (Loss) Per Share is computed using the weighted average number of common shares outstanding. Diluted income (loss) per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include options, warrants to purchase Common Stock, and convertible Preferred Stock and are included in the computation using the treasury stock method if they would have a dilutive effect. Diluted loss per share for the year ended December 31, 2003 is the same as basic loss per share.

         Pursuant to EITF Nos. 98-5 and 00-27, the value of the conversion discount on the Series H Convertible Participating Preferred Stock (Series H Preferred Stock) issued in October 2002 was reflected as an increase to the loss attributable to common stockholders through the period ending October 25, 2003. The total conversion discount of $2,000,000 was limited by the proceeds from the Series H Preferred Stock. Of this total, $1,935,350 was accreted to the Company's loss attributable to common stockholders ratably over the twelve-month period ending October 25, 2003. The remaining $64,650 would have increased the Company's loss attributable to common stockholders during the period that an effective registration statement was in place for the Series H Preferred Stock. During 2003, approximately $1.6 million of such conversion discount was included in the Company's loss attributable to common stockholders. On June 30, 2004 the Preferred Stock was converted into Common Stock pursuant to the Company's approved bankruptcy plan.

The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2004 and 2003:



                                                                 2004              2003
Numerator, basic and diluted:
   Net income (loss)                                         $ 14,690,013   (23,516,472)
   Conversion discount on preferred stock                          -         (1,581,587)
                                                             ------------   -----------
   Income (loss) attributable to common stockholders         $ 14,690,013   (25,098,059)
                                                             ============   ===========

Denominator, basic and diluted:
  Weighted average shares outstanding,basic                    18,870,000    27,842,000
                                                             ============   ===========
  Weighted average shares outstanding,diluted                  28,100,000    27,842,000
                                                             ============   ===========

Basic and diluted income (loss) per share:

   Net income (loss)                                                 0.78         (0.84)
   Conversion discount on Preferred stock                               -         (0.06)
                                                                   ------         -----
   Income (loss) attributable to common stockholders-basic         $ 0.78         (0.90)
                                                                   ======         =====
   Income (loss) attributable to common stockholders-diluted       $ 0.52         (0.90)
                                                                   ======         =====

         In 2004, all options and warrants were deemed to be antidilutive due to their exercise price. Preferred stock was included in the fully diluted computation through the date of their conversion (June 30,2004). In 2003, all options, warrants and convertible preferred stock were antidilutive.
The following unaudited table presents earnings per share figures as if this reorganization of the capital structure had taken place as of the period presented:
                                                            2004           2003
                                                            ----           ----
Net income (loss) per common share - basic and diluted      $1.47        $(2.51)
(unaudited)

Weighted average number of common shares outstanding -
basic and diluted (unaudited)                           9,997,195     9,997,195


      Long-lived assets are accounted for in accordance with Statement on Financial Accounting Standards (SFAS) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations.

      In accordance with SFAS No. 144, long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated, undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

      Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. Under the provisions of SFAS No. 144, the Company did not recognize any impairment charges in 2004, an impairment of $4.1 million was recognized in 2003.

      Shipping and Handling Costs includes shipping and handling fees billed to customers in product revenues. Shipping and handling costs associated with outbound freight are included in selling related expenses and totaled $137,000 and $58,000 for the years ended December 31, 2004 and 2003, respectively.

      Issuances of Equity Instruments to Non-Employees for services provided may be periodically issued for common stock, stock options or warrants. The fair value of such issuances are determined when the performance commitment by the non-employee is reached using the Black Scholes option-pricing model. The fair value would be recorded as operating expense in the period over which the service is provided.

      Stock Option Accounting applies the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations including FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation," an interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement No. 123, "Accounting for Stock Based Compensation," established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans. As allowed by Statement No. 123, the Company has elected to continue to apply the intrinsic value based method of accounting described above, and has adopted only the disclosure requirements of Statement No. 123. The following table illustrates the effect on net income if the fair value based method had been applied to all outstanding and unvested awards in each period:


                                                           2004              2003
                                                          ----              ----
Numerator, basic and diluted:
     Net income(loss) attributable to common
     stockholders                                    $   14,690,013    $  (25,098,059)
Additional compensation expense determined using
the fair value method                                         -              (762,108)
                                                     -----------------------------------
Pro forma Income(loss)                               $   14,690,013    $  (25,860,167)
                                                     ===================================

Denominator, basic and diluted:
   Weighted average shares  outstanding - basic          18,870,000        27,842,000
                                                     ===================================
   Weighted average shares  outstanding - diluted        28,100,000        27,842,000
                                                     ===================================

Basic and diluted income (loss) per share:

                                                     -----------------------------------
As reported Basic                                    $         0.78 $           (0.90)
                                                     ===================================
Proforma Basic                                       $         0.78 $           (0.93)
                                                     ===================================
As reported Diluted                                  $         0.52 $           (0.90)
                                                     ===================================
Proforma Diluted                                     $         0.52 $           (0.93)
                                                     ===================================


         The per share weighted-average fair value of stock options granted during the years ended December 31, 2003, was $0.03, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

                                                    2003
Expected dividend yield                              0%
Volatility                                           50%
Risk-free interest rate                              4.5%
Expected life (years)                               1.69

         New Accounting Pronouncements

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

Recent Accounting Pronouncements

         In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "he Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Issue's objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2004. Once the FASB reaches a final decision on the measurement and recognition provisions, the company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, and allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for fiscal periods beginning after June 15, 2005. If the company had applied the provisions of SFAS No. 123R to the financial statements for the period ending December 31, 2004, net income would have remained unchanged. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123 or only to interim periods in the year of adoption. The company is currently evaluating these transition methods.


         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, "Inventory Pricing," for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) requiring that those items be recognized as current-period expenses regardless of whether they meet the criterion of "so abnormal." This statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during the fiscal years beginning after June 15, 2005. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29." APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. SFAS No. 153 amends APB Opinion No. 29, eliminating the exception to fair value accounting for nonmonetary exchanges of similar productive assets and replaces it with a general exception to fair value accounting for nonmonetary exchanges that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Management does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.



NOTE 3 -- INTELLECTUAL PROPERTY

         Patents
         In August 1997, the Company finalized an agreement with International Business Machines Corporation (IBM), in which the Company acquired certain patents (IBM Patents) relating to ultraviolet light ophthalmic products and procedures for ultraviolet ablation for $14.9 million. The total value was capitalized and was being amortized over approximately 8 years prior to its sale in March 2001. Under the agreement, IBM transferred to the Company all of IBM's rights under its patent license agreements with certain licensees. Amortized royalties from such assigned patent licenses totaled approximately $288,000, for the year ended December 31, 2004.

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

NOTE 4 -- ACCOUNTS AND NOTES RECEIVABLE

         Accounts and notes receivable at December 31, 2004 were net of allowance for uncollectibles of approximately $624,000. During 2004 approximately $8,410,000 in accounts and notes receivable, net of associated commissions and bad debt recoveries, were written off against allowance for doubtful accounts.

         The Company formerly provided internal financing for sale of its laser systems. Sales for which there are no stated interest rate are discounted at a rate of eight percent, an estimate of the prevailing market rate for such purchases. Note receivable payments due within one year are classified as current. Maturity dates of long-term notes receivable balances, less an allowance for uncollectibles, at December 31, 2004 are as follows:

       Due in 2005               $ 58,115


NOTE 5 -- INVENTORIES

         The components of inventories, net of reserves, at December 31, 2004 are summarized as follows:


Raw materials                 $ 1,412,787
Work in process                   362,348
Finished goods                     90,789
                              -----------
                                1,865,924
Allowance for obsolescence       (150,000)
                              ------------
                              $ 1,715,924
                              ===========

NOTE 6 -- PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 are as follows:

Leasehold improvement                                     $  305,014
Furniture  & equipment                                       832,859
Laboratory equipment                                       1,811,130
                                                          ----------
                                                           2,949,003

Less accumulated Depreciation  and amortization            2,839,654
                                                          ----------
                                                          $  109,349
                                                          ==========


NOTE 7 -- OTHER ASSETS

         Patents, acquired intangibles and other assets at December 31, 2004 are as follows:

                                                      2004
                                                      ----
Diagnostic patents, net of accumulated
   amortization of $50,088 in 2004                $  449,912

Deposits                                             401,867
Deferred financing costs, net                        254,343
                                                 -----------
                                                 $ 1,106,122
                                                 ===========


         During 2003, the Company recorded an impairment loss of approximately $4.1 million related to Keratome, acquired technology and diagnostic patents. Management decided to write-off the assets due to a lack of a potential market for its acquired technology.

Acquired Intangible Assets

As of December 31, 2004 acquired intangible assets were comprised of the following:

                               Gross Carrying
December 31, 2004                  Amount          Accumulated Amortization

Diagnostic Patents                $ 500,000               $ (50,088)
                                  =========               =========
December 31, 2003
Diagnostic Patents                $ 500,000               $ (16,572)
                                  =========               =========

Aggregate amortization expense for
   the year ended December 31, 2004                       $  33,516
                                                          =========
Aggregate amortization expense for
   The year ended December 31, 2003                       $ 246,690
                                                          =========

Estimated amortization expense for
   The five years subsequent to December 31,

                     2005                                     33,516
                     2006                                     33,516
                     2007                                     33,516
                     2008                                     33,516
                     2009                                     33,516


NOTE 8 -- EMPLOYEE BENEFIT PLANS

401(k) Plan
         The Company has a 401(k) plan for the benefit of substantially all of its full-time employees. The plan provides, among other things, for employer-matching contributions to be made at the discretion of the Board of Directors. Employer-matching contributions vest over a seven-year period. The Company pays administrative expenses of the plan. For the years ended December 31, 2004 and 2003, expense incurred related to the 401(k) plan, including employer-matching contributions, if any, was approximately $11,000 and $6,000, respectively.

Employee Stock Purchase Plan
         The Company has a qualified Employee Stock Purchase Plan (ESPP), the terms of which allow for qualified employees (as defined) to participate in the purchase of designated shares of the Company's Common Stock at a price equal to the lower of 85% of the closing price at the beginning or end of each semi-annual stock purchase period. The Company issued no shares of Common Stock during 2004 and 2003, pursuant to this plan.

NOTE 9 -- NOTES PAYABLE

         On March 12, 2001, the Company entered into a loan agreement with GE, for a $3.0 million term loan at an annual interest rate of prime plus 2.5% (7.75% at December 31, 2004) and a revolving loan in an amount of up to 85% of eligible receivables related to U.S. sales, but not more than $10.0 million, at an annual interest rate of prime plus 1.25% (6.5% at December 31, 2004). Including amortization of financing costs, discount on note payable and other fees, the effective interest rate on the term loan was 13%, during 2004 and 2003. In connection with the loans, the Company paid an origination fee of $130,000 and issued warrants to purchase 243,750 shares of Common Stock. The warrants were recorded as a discount to note payable based on their fair value on the date of issuance, approximately $123,000, determined using the Black Scholes option-pricing model, and were amortized to interest expense over the original term of the loan. At the termination of the loan, an additional fee of $148,125 will be payable to GE. This was amortized over the life of the note. The warrants were exercisable at any time from March 12, 2001 through March 12, 2004 at an exercise price per share of $3.15. These warrants expired on March

12, 2004 Borrowings under the loan agreement were collateralized by substantially all of the Company's assets. The original loan agreement required the Company to meet certain covenants, including the maintenance of a minimum level of net worth.

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

         On August 15, 2002, the Company's loan agreement with GE was amended a second time. GE provided a waiver of the Company's failure to comply with certain financial covenants under the loan agreement pending the funding of the equity portion of the China Transaction (see note 11). Upon receipt of the equity investment in October 2002, revised covenants became effective that decreased the required minimum level of net worth to $2.1 million, decreased minimum tangible net worth to negative $2.8 million and decreased minimum quarterly revenues during the third quarter of 2002 to $2.5 million, the fourth quarter of 2002 to $4.2 million and the first quarter of 2003 to $5.3 million. In exchange for the waiver and revised covenants, the Company paid $150,000 in principal to GE upon the receipt of the equity investment in October 2002 and agreed to increase other monthly principal payments to $60,000 in October 2002 and $40,000 during each of November and December 2002 and January 2003. The remaining principal balance was originally due on March 12, 2003. The Company was never able to borrow under its revolving credit facility due to eligible receivables related to U.S. sales. The term loan was in default at December 31,2003.

         On August 30, 2004 the Company signed a three-year amended note expiring on June 30, 2007. The note bears interest of 9%. Certain covenants were modified as follows: net worth $750,000, tangible net worth $1,000,000 and quarterly revenues of $1,000,000. The Company currently is in default on some of its loan covenants and is attempting to negotiate amended loan terms; accordingly, the loan balance has been classified as a current liability. GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if the China Group converts their DIP loan to equity. The warrant expires June 30, 2008.

         The China Group provided $2 million of DIP financing, of which $750,000 was funded at December 31, 2003. On June 30, 2004, $1 million of the total was converted to 6,850,000 common shares. The remaining $1 million note bears interest of 9%, with interest only payments due monthly. It is a three-year balloon note. The China Group has the option to convert the note to an additional 2,500,000 common shares. This note is subordinate to any GE liens on Company assets.

         Interest paid during 2004 and 2003 approximated $ 434,000 and $350,000, respectively.

         As part of the confirmed re-organization plan of bankruptcy the 2002 and 2003 property taxes assessed were converted into a six-year note which bears 12% interest. The note was established on June 30, 2004 for aproximately $120,500.

         Future minimum principal payments for the next five years are as follows:

2005          $ 1,748,000
2006          $    20,000
2007          $ 1,020,000
2008          $    20,000
2009          $    20,000
Thereafter    $    11,000
              -----------
              $ 2,839,000
              ===========

NOTE 10 -- DEFERRED REVENUE

         Deferred revenue at December 31, 2004 is as follows:


                                          2004

Deferred royalty revenue                 4,802,701
Less long-term portion                   3,907,461
                                       -----------
            current Portion            $   895,240
                                       ===========





         During 2001, the Company received a total of $6.5 million in cash from two third parties for a non-exclusive license agreement to its U.S. Patent No. RE 37,504 (`504 Scanning Patent) and another patent. Of the total, $0.8 million was recorded as a payable to TLC Laser Eye Centers Inc. under a license sharing agreement. This obligation was settled in bankruptcy. In May 2002, the Company received a total of $2.6 million in cash from two third parties for non-exclusive license agreements to its `504 Scanning Patent. These receipts were recorded as deferred revenue and is being amortized to revenue over the life of the patent, approximately 10 years.

NOTE 11 -- STOCKHOLDERS' EQUITY

         On August 15, 2002, the Company executed definitive agreements with the China Group that specializes in advanced medical treatment services, medical device distribution and medical project investment. The transaction established a strategic relationship that includes the commitment to purchase at least $10.0 million worth of Company products during the 12-month period following the signing of the definitive agreements, distribution of Company products in Mainland China, Hong Kong, Macao and Taiwan, and a $2.0 million investment in the Company. Under the terms of the agreements, the products purchased were being paid by irrevocable letters of credit, confirmed by a U.S. bank and payable upon presentation of shipping documents.

         In October 2002, the investment called for under the agreements with the China Group was completed. In exchange for its $2.0 million investment, the Company issued the China Group 9,280,647 shares of Series H Convertible Preferred Stock that, subject to certain restrictions, could be converted into 18,561,294 shares of the Company's Common Stock and result in the purchaser holding approximately 40% of the Company's Common Stock. Of the 9,280,647 shares of Series H Preferred Stock that were issued, 8,980,647 shares could not be converted until the first to occur of (i) the one-year anniversary of the date the Series H Preferred Stock was issued, (ii) the Company's failure to deliver products in accordance with the delivery schedule set forth under the terms of the agreements with the China Group, or (iii) the Company has received payment for at least $10.0 million worth of its products to be sold pursuant to the terms of the agreements with the China Group. The remaining 300,000 shares were held by Benchmark Capital & Finance, Inc. and were purchased by the China Group in 2003. After October 25, 2004, each share of Series H Preferred Stock then outstanding would have automatically converted into two shares of common stock. A conversion discount on the Series H Preferred Stock of approximately $2.0 million was accreted to the Company's loss over a period of one year from the October 25, 2002 issuance date. See note 2. These shares were cancelled in bankruptcy, see note 17.

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

         During the years ended December 31, 2004 and 2003, LaserSight received no money from the exercise of warrants, stock options and the Employee Stock Purchase Plan.

Stock warrant activity during the periods indicated is as follows:


                                                                      Weighted
                                                   Shares             Average
                                                   Under              Exercise
                                                  Warrant              Price


Balance at December 31, 2002                         1,912,768            $ 3.43
     Terminated                                       (821,518)           $ 2.88
                                              -----------------

Balance at December 31, 2003                           491,250            $ 4.13
   Granted                                             100,000            $ 0.25
   Terminated                                         (491,250)           $ 4.13
                                              -----------------

Balance at December 31, 2004                          100,000             $ 0.25
                                              =================


     In June 2004 all outstanding warrants were cancelled pursuant to the Company's re-organization plan. See note 17.

NOTE 12 -- STOCK OPTION PLANS

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

Stock option activity for all plans during the periods is as follows:

                                                       Wtd. Avg.
                                      Shares           Exercise
                                       Under            Price
                                      Option            -----
                                      ------

Balance at December 31, 2002        4,718,084           $ 4.22
       Granted                        150,000           $ 0.10
      Terminated                   (3,789,196)          $ 4.46
                                   ----------             ----


 Balance at December 31, 2003       1,078,888           $ 2.82
       Granted                              -
      Terminated                   (1,078,888)          $ 2.82
                                   ----------
 Balance at December 31, 2004               -           $ 0.0
                                   ==========
         All outstanding options were cancelled June 30, 2004 pursuant to the Company's re-organization plan. See note 17. The following table summarizes the information about stock options outstanding and exercisable at December 31, 2003:

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

NOTE 13 -- INCOME TAXES

         There was no federal or state income tax expense for each of the years ended December 31, 2004 and 2003. In 2003 a federal tax refund from tax year 1995 was received of $57,708.


Deferred tax assets and liabilities consist of the following components as of December 31, 2004:

                                                             2004
                                                             ----

Deferred tax liabilities:                                        -

Deferred tax assets:
      Acquired technology                                   1,159,000
      Inventory                                                75,000
      Receivable allowance                                    235,000
      License fees                                          1,807,000
      Warranty accruals                                       152,000
      Property and equipment                                  153,000
      NOL carry forward                                    34,182,000
      Other tax credits                                       397,000
                                                      ---------------
                                                           38,160,000
Valuation allowance                                       (38,160,000)
                                                      ---------------
Net deferred tax asset (liability)                                  -
                                                      ===============



         Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration. Management believes that there is a significant risk that these deferred tax assets may expire unused and, accordingly, has established a valuation allowance against them.

         There were no payments for income taxes during the years ended December 31, 2004 and 2003.

         At December 31, 2004, the Company has net operating loss carry forwards for federal income tax purposes of approximately $94 million which may be available to offset future federal taxable income and begin to expire in the year 2018. The utilization of the Company's net operating losses and credit carry forwards are severely limited under Section 382 of the Internal Revenue Code due to changes in the ownership of the company. In addition, the Company has other tax credit carry forwards of approximately $256,000 that begin to expire in the year 2007.

For the years ended December 31, 2004 and 2003, the difference between the Company's effective income tax provision and the "expected" tax provision, computed by applying the federal statutory income tax rate to loss before provision for income taxes, is reconciled below:


                                                  2004                2003
                                                  ----                ----

"Expected" tax benefit                    $     4,994,604    $  (7,995,601)
State income taxes, net
     of federal income tax  benefit               403,975         (646,703)

Nondeductible expenses                             10,326           13,168

Valuation allowance                            (5,408,905)       8,629,136
Other items, net                                        -                -
                                       -----------------------------------
 Income tax expense                       $             -    $           -
                                       ===================================






NOTE 14 -- SEGMENT INFORMATION

      At December 31, 2004, the Company's continuing operations principally include refractive products and patents. Refractive product operations primarily involve the development, manufacture, and sale of ophthalmic lasers and related devices for use in vision correction procedures. Patent services involve the revenues and expenses generated from the ownership of certain refractive laser procedure patents.

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

Segment information is as follows:

                                         2004                2003
                                         ----                ----
Operating revenues:
         Refractive products       $   6,972,910  $       5,497,937
         Patent services                 939,240            939,240
                                   --------------------------------
         Total revenues            $   7,912,150  $       6,437,177
                                   ================================
Operating profit (loss):
         Refractive products             266,538        (22,988,209)
         Patent services                 939,240            939,240
             General corporate          (795,957)        (1,481,068)
                                   --------------------------------
         Loss from operations      $    (409,821) $    (23,530,037)
                                   ================================







         Impairment and inventory reserve costs of $8.0 million are included in operating loss of refractive products in 2003.

                                         2004                2003
                                         ----                ----
Identifiable assets:
         Refractive products        $  4,870,266  $       4,557,092
         Patent services                       -                  -
         General corporate assets        255,304            417,788
                                    -------------------------------
         Total assets               $  5,125,570  $       4,974,880
                                    ===============================

Depreciation and amortization:
         Refractive products        $    99,385  $          627,786
         Patent services                       -                  -
         General corporate                     -                841
                                    -------------------------------
Total depreciation and amortization $    99,385  $          628,627
                                    ===============================





         Amortization of deferred financing costs and accretion of discount on note payable of $81,036 and $12,246 for the years ended December 31, 2004 and 2003, respectively, is included as interest expense in the table below.

                                         2004                2003
                                         ----                ----
Capital expenditures:
         Refractive products        $    109,689   $         13,897
         General corporate                     -                  -
                                    -------------------------------
 Total capital expenditures         $    109,689   $         13,897
                                    ===============================

Interest & other income:
         Refractive products        $     20,297   $         50,424
         General corporate               312,046            255,553
                                    -------------------------------
         Total interest income      $    332,343   $        305,977
                                    ===============================

Interest expense:
         General corporate          $    520,143   $         35,120
                                    ===============================


         The following table presents the Company's refractive products segment net revenues by geographic area, based on location of customer, for the two years ended December 31, 2004. The individual countries shown generated net revenues of at least 10% of the total segment net revenues for at least one of the years presented.

                                         2004                2003
                                         ----                ----
Geographic area:
China                                $ 6,176,666        $ 4,373,545
Africa                                         *            744,678
Other                                    796,244            379,714
                                    -------------------------------
Total refractive product revenues    $ 6,972,910        $ 5,497,937
                                    ===============================

* Less than 10% of annual segment revenues.


Export sales are as follows:
                                         2004                2003
                                         ----                ----
North and Central America           $    160,442        $   352,087
South America                             33,404             27,627
Asia                                   6,176,666          4,367,013
Europe                                   505,275                  -
Africa                                   130,527            744,678
                                    -------------------------------
                                    $  6,972,910       $ 5,497,937
                                    ===============================


          The geographic areas above include significant sales to the following countries: North and Central America -Mexico; South America - Brazil; Asia - China and Malaysia; Europe - Spain, Italy, Israel and Africa. In the Company's experience, sophistication of ophthalmic communities varies by region, and is better segregated by the geographic areas above than by individual country.

         Revenues from one customer of the refractive products segment totaled approximately $6.2 million in 2004 or 78% and $4.2 million in 2003 or 66% of the Company's consolidated revenues. See notes 15 and 17. This customer is a related party who owns 72% of the Company's stock.

NOTE 15 --RELATED PARTY TRANSACTIONS

         During 2000, the Company sold one laser system to a physician associated with a director of the Company for $240,000. At the time of the sale, the Company expected the physician to obtain third party financing for the system and to be paid in full. Since that time, the physician financed and paid the Company $100,000 and began making monthly payments towards the balance. As of December 31, 2003, $72,765 is included in notes receivable and the Company is receiving approximately $4,000 per month. During the year ended December 31, 2003, the Company additionally recognized procedure fee revenues of approximately $13,550 related to this laser. As of December 31, 2004, $58,115 is included in notes receivable and the Company is receiving approximately $3,000 per month. During the year ended December 31, 2004, the Company additionally recognized procedure fee revenues of approximately $6,000 related to this laser.


         On August 15, 2002, the Company executed definitive agreements with the China Group. The China Group specializes in advanced medical treatment services, medical device distribution and medical project investment. The transaction established a strategic relationship that included the commitment to purchase at least $10.0 million worth of Company products during the 12-month period following the signing of the definitive agreements, distribution of Company products in mainland China, Hong Kong, Macao and Taiwan, and a $2.0 million investment in the Company. Under the terms of the agreements, the products purchased were being paid by irrevocable letters of credit, confirmed by a U.S. bank and payable upon presentation of shipping documents. In October 2002, the investment called for under the agreements with the China Group was completed. In exchange for its $2.0 million investment, the Company issued the China Group 9,280,647 shares of Series H Convertible Preferred Stock that, subject to certain restrictions, could be converted into 18,561,294 shares of the Company's Common Stock and result in the purchaser holding approximately 40% of the Company's Common Stock. In 2003 and 2004, The China Group provided $2.0 million of debtor-in-possession financing, with $750,000 received as of year-end 2003. The DIP financing was an interest only note, at 9%. The note matured when the Company's re-organization was conformed by the bankruptcy court or April 30, 2004, which ever occurred first. The re-organization plan as confirmed included a provision for $1 million to be converted to 6,850,000 new common shares. The remaining $1 million was converted into a three-year interest only note. The note bears an interest rate of 9% and has a balloon payment due June 30, 2007. The China Group has the option to convert the remaining $1 million for an additional 2,500,000 common shares.

         A new purchase agreement was signed with the China Group in February 2004, where they agreed to purchase $12 million of lasers and products over the next twelve months and the previous agreement was cancelled. The new agreement allows for two one-year extensions. The extentions are currently under negotiation.

         Revenues from the China Group approximated $ 6.2 million and $ 4.2 million for the years ended December 31, 2004 and 2003, respectively.

NOTE 16--COMMITMENTS AND CONTINGENCIES

Former MRF, Inc. Shareholder

         In November 1999, a lawsuit was filed on behalf of a former shareholder of MRF, Inc. (the Subsidiary), a wholly owned subsidiary of the Company. The lawsuit named the Company's then chief executive officer as the sole defendant and alleged fraud and breach of fiduciary duty in connection with the redemption by the Subsidiary of the former shareholder's capital stock in the Subsidiary. At the time of the redemption, which redemption occurred prior to the Company's acquisition of the Subsidiary, the Company's former chief executive officer was the president and chief executive officer of the Subsidiary. The Company's Board of Directors authorized the Company to retain and, to the fullest extent permitted by the Delaware General Corporation Law, pay the fees of counsel to defend the Company's chief executive officer, the Subsidiary and the Company in the litigation so long as a court had not determined that the Company's chief executive officer failed to act in good faith and in a manner he reasonably believed to be in the best interest of the Subsidiary at the time of the redemption. During 2002, the Company agreed to the terms of a settlement with the plaintiff. The terms of the settlement required three payments totaling $140,000. The first payment of $50,000 was paid in October 2002. The second payment of $45,000 was due in September 2003, and the third payment of $45,000 was due in March 2004. All of the payments were to be made without interest unless there were to be a default in payment in which event interest would accrue at 9%. During 2002, the Company recorded expense of $140,000 related to this settlement. This creditor did not file a proof of claim in the bankruptcy case and accordingly the claim was discharged in bankruptcy.

Lambda Physik
-------------

         In January 2000, a lawsuit was filed on behalf of Lambda Physik, Inc. (Lambda) alleging that the Company was in breach of an agreement it entered into with Lambda for the purchase of lasers from Lambda. Lambda had requested approximately $1.9 million in damages, plus interest, costs and attorney's fees. The Company has since successfully argued for a change in venue to Orange County, Florida. After no activity for over a year, the plaintiff filed a motion in July 2002 to have the court set a trial date, which they set for December 2002. Subsequently, the plaintiff filed a motion for continuance of the trial to allow the parties an opportunity to settle the dispute. In October 2002, the court entered an order continuing the trial and will reschedule only upon the filing of a new notice for trial by either party. The Company believes that the allegations made by the plaintiff were without merit. Management believed that the Company had satisfied its obligations under the agreement and that this action would not have a material adverse effect on the Company's financial condition or results of operations. This action was eliminated in bankruptcy. See note 17.

Kremer
------

         In November 2000, a lawsuit was filed in the United States District Court for the Eastern District of Pennsylvania on behalf of Frederic B. Kremer, M.D. and Eyes of the Future, P.C. alleging that the Company was in breach of certain terms and conditions of an agreement it entered into with Dr. Kremer relating to the Company's purchase of a patent from Dr. Kremer. Dr. Kremer had requested equitable relief in the form of a declaratory judgment as well as damages in excess of $1.6 million, plus interest, costs and attorney's fees. The parties had agreed to postpone discovery and attempted to agree on the final form of a settlement with the plaintiffs. The terms of the settlement agreement, as contemplated, would not require the Company to make any cash payments. The Company believed that the allegations made by the plaintiff were without merit. Management believed that the Company had satisfied its obligations under the agreement and that this action would not have had a material adverse effect on the Company's financial condition or results of operations. This action was eliminated in bankruptcy. See note 17.

Former U.S. Distributors
------------------------

         In October 2001, three entities that previously served as distributors for LaserSight's excimer laser system in the United States, Balance, Inc. d/b/a Bal-Tech Medical, Sun Medical, Inc. and Surgical Lasers, Inc., filed a lawsuit in the Circuit Court of the Ninth Judicial Circuit, Orange County, Florida. The lawsuit named the Company, its then chief executive officer and then vice president of sales, as defendants. The lawsuit alleged various claims related to the Company's termination of the distribution arrangements with the plaintiffs including breach of contract, breach of the covenant of good faith and fair dealing, tortuous interference with business relationships, fraudulent misrepresentation, conversion and unjust enrichment. Plaintiffs requested actual damages in excess of $5.0 million, punitive damages, prejudgment interest, attorneys' fees and costs and other equitable relief. The Company filed a motion for summary judgment that was denied. The Company then filed an answer and counterclaim. The plaintiffs had answered the counterclaim and had moved to strike some of the Company's affirmative defenses and the Company had moved to strike portions of the plaintiff's answer. In March 2003, one of the three entities agreed to dismiss all of their claims with prejudice. Management believed that LaserSight Technologies had satisfied its obligations under the distribution agreements, and that the allegations against LaserSight Technologies, Mr. Farris and Mr. Spivey were without merit. As a result of the September 2003 Chapter 11 petition, and subsequent re-structuring, claims such as these have been resolved with the issuance of a portion of the 9,997,195 new common shares.

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

         Future minimum payments under non-cancelable operating leases, with initial or remaining terms in excess of one year, as of December 31, 2004 are approximately as follows:

         2005          192,000
         2006           77,000

         Rent expense during 2004 and 2003 was approximately $183,000 and $397,000, respectively.

Other Commitments

         The Company owes royalties to third parties on certain products sold, primarily international laser sales, generally at a rate of 6% of the sales price after certain adjustments. Such royalties are expensed at the time of sale and paid quarterly based on cash collections in accordance with the license agreement.

NOTE 17 - VOLUNTARY REORGANIZATION UNDER CHAPTER 11

Bankruptcy Proceedings

         On September 5, 2003, the Company and two of its subsidiaries filed a voluntary petition for relief in the Bankruptcy Court under Chapter 11. The Debtors continued to operate their businesses as debtors-in-possession through the close of business June 9, 2004. The Company filed a plan of reorganization (the Plan) with the Bankruptcy Court on April 28, 2004 the Bankruptcy Court confirmed the Plan. The Company emerged from Chapter 11 on June 10, 2004. A final decree was issued on December 22, 2004.

         Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Company continued business operations as debtor-in-possession. These claims were relieved by the issuance of stock to creditors in 2004. The majority of secured claims were held by Heller Healthcare Finance, Inc and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively "GE").

Restructuring Charge

         Additionally,   the  company  recognized   reorganization   charges  of
approximately $7.6 million during 2003. The Company recognized the following expenses in 2003:

     Write off patents                      $ 4,098,607
     Inventory obsolescence                   3,588,039
     Other                                      (54,373)
                                            -----------
                                            $ 7,632,273
                                            ===========

The inventory obsolescence was classified as part of cost of revenues.

     Bad debt reserve                         2,578,304
     Accrued commissions/licenses            (2,210,174)
                                            -----------
     Net bad debt expense                       368,130
                                            ===========

Additional expenses recognized per approved bankruptcy claims:

     Warranty reserve                       $ 4,640,319
     Salaries/severance                         791,307
     General & administrative                    68,253
                                            -----------
                                            $ 5,499,879
                                            ===========

         The China Group owned 40% of the Company before bankruptcy and they own 72% of the Company after bankruptcy. The fresh start provisions of SOP 90-7 are followed if the pre-petition shareholders do not control more than 50% of the post-petition entity. The Company determined that since this was not the case, that fresh start reporting could not be adopted.

         All professional expenses related to the bankruptcy have been expensed as occurred. $110,000 of professional fees for legal services was paid for in 2003 and $400,000 in 2004. As a result of the September 2003 Chapter 11 petition, and subsequent re-structuring, all legal claims, except for the LIGI claim, have been resolved with the issuance of a portion of the 9,997,195 new common shares. Since the Chapter 11 petition does not apply to foreign courts, the LIGI action is still pending.


Confirmation

         On April 28, 2004, the Bankruptcy Court confirmed the Re-organization Plan. The effective date of the Plan was June 30, 2004. On December 22, 2004 a final decree of bankruptcy was issued.

     On June 30, 2004, the Company cancelled all outstanding stock, options and warrants and issued 9,997,195 new shares of common stock. The shares were distributed as follows:

     Creditors of LSI                       1,116,000
     Creditors of LST                       1,134,000 (1)
     Old Preferred Stockholders               360,000
     Old common stockholders                  539,997 (2)
     Cancel treasury stock                     (2,802)
     Conversion of $1 million DIP
     Financing                              6,850,000
                                            ---------
                                            9,997,195
                                            =========

(1) These shares were issued in January of 2005, after a creditor objection to claim was settled.

(2) The old common stock was converted at a ratio of 51.828 to 1. Due to rounding on conversion only 539,997 shares were issued.


     In June of 2004, the effective date of the re-organization plan, the following liabilities were relieved:

     Accounts Payable                        $  2,905,814
     Accrued TLC license fee                      825,500
     Accrued salaried/severance                   235,367
     Accrued warranty                           6,125,730
     Accrued Ruiz license fees                  3,471,613
     Deposits/service contracts                   720,399
     Other accrued expenses                     1,331,711
                                             ------------
                                               15,616,134
     Stock issued to creditors                   (328,500)
                                             ------------
     Gain on forgiveness of debt             $ 15,287,634
                                             ============


     The new common stock issued to the creditors was valued at $0.146 per share, or $328,500, which was deducted from the forgiven liabilities. The stock value per shares is the same amount as the $1,000,000 of DIP financing converted to equity.

     In June 2004, $8.4 million of accounts and notes receivable were written off against the allowance for doubtful accounts.