Form 10QSB
period 2005-03-31
LASERSIGHT INC /DE
filed 2005-04-25
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 2005.

                                       or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934. For the Transition period from             to
                                                           ---------    --------

Commission File Number:  0-19671

                             LASERSIGHT INCORPORATED
                             -----------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                   65-0273162
  --------------------------                          ----------
   (State of Incorporation)                (IRS Employer Identification No.)



                6848 Stapoint Court., Winter Park, Florida 32792
      ---------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (407) 678-9900
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X        No ______
    ------        ------



Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes   X        No ______
    ------        ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares of the registrant's common stock outstanding as of April 25, 2005 is 9,997,195.

Transitional Small Business Disclosure Format
Yes            No   X
    ------        ------

LASERSIGHT INCORPORATED AND SUBSIDIARIES

Except for the historical information contained herein, the discussion in this report contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934) that involve risks and uncertainties. LaserSight's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors and Uncertainties" in this report and in LaserSight's Annual Report on Form 10-KSB for the year ended December 31, 2004. LaserSight undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect any future events or developments.

                                      INDEX

                                                                                                   PAGE
PART I. FINANCIAL INFORMATION

        Item 1.     Financial Statements.

                    Condensed Consolidated Balance Sheet as of March 31, 2005                       3


                    Condensed  Consolidated  Statements of Operations for the Three- Month
                    Periods Ended March 31, 2005 and 2004                                           4

                    Condensed  Consolidated  Statements of Cash Flows for the Three- Month
                    Periods Ended March 31, 2005 and 2004                                           5

                    Notes to Condensed Consolidated Financial Statements                            6



        Item 2.     Management's Discussion and Analysis or Plan of Operations
                                                                                                   11

        Item 3.     Controls and Procedures.                                                       16



PART II.OTHER INFORMATION

        Item 1.     Legal Proceedings.                                                             17

        Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.                   17

        Item 3.     Defaults Upon Senior Securities.                                               17

        Item 4.     Submission of Matters to a Vote of Security Holders.                           18

        Item 5.     Other Information.                                                             18

        Item 6.     Exhibits.                                                                      18



PART 1 - FINANCIAL INFORMATION

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)

                         ASSETS                                      March 31, 2005
 Current assets:
   Cash and cash equivalents ......................................   $     144,500
   Accounts receivable - trade, net ...............................       1,990,848
   Notes receivable - current portion, net ........................         571,922
   Inventories, net ...............................................       1,757,128
   Prepaid expenses ...............................................          59,485
                                                                      -------------
                                      Total Current Assets ........       4,523,883
 Property and equipment, net ......................................         105,376
 Patents, net .....................................................         441,533
 Deposits with suppliers ..........................................         283,494
 Deferred financing costs, net ....................................         228,908
                                                                      -------------
                                              Total Assets ........   $   5,583,194
                                                                      =============

             LIABILITIES AND STOCKHOLDERS' DEFICIT
 Current liabilities:
   Note Payable....................................................   $   1,444,399
   Accounts payable ...............................................         198,289
   Accrued expenses ...............................................         170,900
   Accrued license fees ...........................................         219,696
   Accrued Warranty ...............................................         530,676
   Deferred revenue ...............................................         948,364
                                                                      -------------
                                 Total Current Liabilities ........       3,512,324
 Note Payable Related party .......................................       1,000,000
 Note Payable long term portion ...................................          85,318
 Deferred royalty revenue .........................................       4,453,673
 Commitments and contingencies
 Stockholders' deficit:
 Convertible preferred stock, par value $.001 per share; authorized
 10,000,000 shares- none issued ...................................            --
 Common stock - par value $.001 per share; authorized
 100,000,000 shares; 9,997,195 shares issued and outstanding ......           9,997
 Additional paid-in capital .......................................     104,618,069
 Accumulated deficit ..............................................    (108,096,187)
                                                                      -------------
                               Total Stockholders' Deficit ........      (3,468,121)
                                                                      -------------
               Total Liabilities and Stockholders' Deficit ........   $   5,583,194
                                                                      =============

   See accompanying notes to the condensed consolidated financial statements.

                   LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)

                                            Three Months Three Months Ended
                                              March 31,         March 31,
                                            ------------    ------------
                                                 2005            2004
                                            ------------    ------------
Revenues:
    Products ............................   $  1,907,390    $  2,066,512
   (including revenues from related parties of $1,879,712 and $1,823,895 in the three months ended March 31, 2005 and
    2004, respectively)

    Royalties ...........................        260,505         234,810
                                            ------------    ------------
                                               2,167,895       2,301,322
Cost of revenues:
    Product cost ........................        995,280       1,088,434
                                            ------------    ------------
Gross profit ............................      1,172,615       1,212,888

Research and development and
regulatory expenses .....................         52,752          52,681

Other general and administrative expenses        673,117         620,001
Selling-related expenses ................        259,392         220,788
Amortization of intangibles .............          8,379           8,379
                                            ------------    ------------
                                                 940,888         849,168
                                            ------------    ------------

Income from operations ..................        178,975         311,039
Other income and expenses:
    Interest and other income ...........          1,039           4,054
    Interest expense ....................        (88,879)        (50,901)
                                            ------------    ------------
Income before income tax benefit ........         91,135         264,192
Income tax benefit ......................           --              --
                                            ------------    ------------
Net Income ..............................   $     91,135    $    264,192
                                            ============    ============
Income per common share
Basic and diluted: ......................           0.01            0.01
                                            ============    ============
Weighted average number of shares
outstanding
Basic: ..................................      9,997,000      27,842,000
                                            ============    ============
Diluted: ................................      9,997,000      46,403,000
                                            ============    ============


   See accompanying notes to the condensed consolidated financial statements.

                         LASERSIGHT INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 2005 and 2004
                                       (unaudited)

                                                          March 31, 2005   March 31, 2004
                                                         ----------------- ----------------
Cash flows from operating activities
Net income ............................................   $    91,135       $   264,192
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization .........................        12,352            39,050
Amortization of discount on note payable and deferred
financing cost ........................................        25,759              --
Changes in assets and liabilities:
Accounts and notes receivable, net ....................      (769,831)         (576,504)
Inventories ...........................................       (41,204)          322,267
   Accounts payable ...................................        34,446           223,663
   Accrued expenses and commissions ...................        41,506           (90,539)
   Deferred revenue ...................................       599,336          (234,810)
   Other ..............................................        82,612              (610)
                                                          -----------       -----------
Net cash provided by (used in) operating activities ...        76,111           (53,291)

Cash flows from financing activities
Payments on debt financing ............................      (309,123)             --
Proceeds from DIP Financing ...........................          --             530,000
                                                          -----------       -----------

Net cash provided by (used in) financing activities ...      (309,123)          530,000
                                                          -----------       -----------

Change in cash and cash equivalents ...................      (233,012)          476,709

Cash and cash equivalents, beginning of period ........       377,512           564,973
                                                          -----------       -----------

Cash and cash equivalents, end of period ..............   $   144,500       $ 1,041,682
                                                          ===========      ============


   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                    FINANCIAL STATEMENTS Three-Month Periods
                          Ended March 31, 2005 and 2004


NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries ("LaserSight" or the "Company") as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States, except as disclosed herein, and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position and the results of operations.

         The Company's business is subject to various risks and uncertainties, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company has suffered recurring losses from operations and has a significant accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described below. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight's annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, consisting only of normal, recurring adjustments, for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. There are no other components of comprehensive income other than the Company's consolidated net income for the three-month periods ended March 31, 2005 and 2004. The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2   CRITICAL ACCOUNTING POLICIES

         The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates that affect the amounts and disclosures in the financial statements. Actual results could differ from these estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2004 Annual Report on Form 10-KSB, filed in March 2005, in the Critical Accounting Policies and Estimates section of "Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations."




NOTE 3   PER SHARE INFORMATION

         Basic income per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied). Diluted income per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents includes options, and warrants to purchase Common Stock and are included in the computation using the treasury stock method. Convertible preferred stock is included in the computation using the if-converted method, if they would have a dilutive effect. However, as a result of the September 5, 2003 Chapter 11 filing, all common and preferred shares outstanding at and prior to June 30, 2004, including options and warrants, were cancelled and new shares were distributed, effective June 30, 2004, as follows:

              Creditors of LaserSight Incorporated        1,116,000
              Creditors of LaserSight Technologies        1,134,000
              Old preferred stockholders                    360,000
              Old common stockholders                       539,997 (1)
              Cancel treasury stock                          (2,802)
              Conversion of $1 million DIP
              Financing                                   6,850,000
                                                          ---------
                                                          9,997,195
                                                          =========

           (1) The old common  stock was  converted  at a 51.828 to 1 ratio.

         The following table presents earnings per share figures as if this reorganization of the capital structure had taken place as of the beginning of the first period presented:


                                                         March 31, 2005      March 31, 2004
                                                         --------------      --------------
Net income per common share - basic and diluted                   $0.01               $0.03
                                                        ================    ================

Weighted average number of common shares outstanding -
basic and diluted                                              9,997,195           9,997,195
                                                        ================    ================





NOTE 4   INVENTORIES

         Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates cost determined on the first-in first-out basis. The components of inventories at March 31, 2005 are summarized as follows:


                        March 31,2005
                        -------------

         Raw material    $ 1,170,414
         Work in Process     615,467
         Finished Goods      121,247
         Reserve            (150,000)
                        -------------
                         $ 1,757,128
                        =============

NOTE 5   AMENDED LOAN AGREEMENT

         The Company signed a three-year note with Heller Healthcare Finance, Inc ("Heller") and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively "GE") on August 30, 2004. The note expires on June 30, 2007. The note bears interest of 9%. Certain covenants were modified as follows: net worth $750,000, tangible net worth $1,000,000 and minimum quarterly revenues of $1,000,000. GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if the New Industries Investment Group (the "China Group"), see Note 6, converts its DIP loan to equity. The warrant expires June 30, 2008. The Company is currently not in compliance with certain of its loan covenants and is attempting to negotiate and revise the terms with the lender; accordingly, all amounts outstanding under this loan agreement are classified as current liabilities.

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

         In the past decade, NIMD invested and operated PRK/LASIK excimer laser refractive surgery centers in joint venture with hospitals and medical institutes in China. NIMD is the largest business in Mainland China, as measured by the amount of investment in refractive surgery centers.

         New Industries Investment Consultants (H.K.) Ltd ("NIIC") specializes in hi-tech business investment and consulting services. It is registered in Hong Kong. It was incorporated in 1994 by its principal investor Mr. Xianding Weng (a major shareholder of NII, NII's CEO and the Company's Chairman of the Board of Directors). NIIC, NII and NIMD are collectively referred to as the "China Group".

         In 2003 and 2004, the China Group provided $2 million of debtor-in-possession ("DIP") financing to the Company. On June 30, 2004, $1 million of the DIP financing was converted into 6,850,000 shares of common stock. As of March 31, 2005, the China Group controlled approximately 72% of the Company's common stock. Company revenues from the China Group were approximately $1.9 million and $1.8 million in the three months ended March 31, 2005 and 2004, respectively. Accounts receivable due from the China Group as of March 31, 2005 was $1,989,261, virtually all of the accounts receivable balance at March 31, 2005. As of April 25, 2005 $1,329,261 remains unpaid. We have verbal promises from the China Group to pay the accounts receivable balance but no guarantee that payment will be made on time or at all. The loss of the China Group as a customer or the non-payment or slow payment of monies owed to the Company would have a significant adverse effect on the Company's ability to continue as a going concern.

NOTE 7   STOCK BASED COMPENSATION

         The Company accounts for stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, stock-based employee compensation cost is not reflected in net earnings, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. As previously announced, as a result of the Chapter 11 filing, the Company cancelled all of the common and preferred shares, options and warrants outstanding at June 30, 2004. Accordingly, there was no stock based compensation for the three months ended March 31, 2005. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

         Three months ended:
                                                 March 31, 2005   March 31, 2004
                                                 --------------   --------------
         Net income, as reported                   $  91,135         $ 264,192

         Deduct: Total stock-based employee
          compensation expense determined under
          fair value based method for all awards,
           net of related tax effects                      -             9,069
                                                   ---------         ---------
         Pro forma net income                      $  91,135         $ 255,123
                                                   =========         =========
         Basic and diluted income per share:
         As reported                               $    0.01         $    0.01
                                                   =========         =========
         Pro forma                                 $    0.01         $    0.01
                                                   =========         =========

NOTE 8   BANKRUPTCY

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

         In June of 2004, the effective date of the re-organization plan, the following liabilities were relieved:

         Accounts Payable                    $  2,905,814
         Accrued TLC license fee                  825,500
         Accrued salaried/severance               235,367
         Accrued warranty                       6,125,730
         Accrued Ruiz license fees              3,471,613
         Deposits/service contracts               720,399
         Other accrued expenses                 1,331,711
                                             ------------
                                             $ 15,616,134
         Stock issued to creditors               (328,500)
                                             ------------
         Gain on forgiveness of debt         $ 15,287,634
                                             ============

         The new common stock issued to the creditors was valued at $0.146 per share, or $328,500, which was deducted from the forgiven liabilities. The per share stock value is the same amount as the $1,000,000 of DIP financing converted to equity.




NOTE 9   CONTINGENCIES

         Liquidity
         ---------

         The Company had incurred significant losses and negative cash flows from operations in each of the years in the three-year period ended December 31, 2003, and had an accumulated deficit of $108.1 million at March 31, 2005. Cash flows were negative during the three-month period ended March 31, 2005. The substantial portion of these losses is attributable to an inability to sell certain products in the U.S. due to delays in Food and Drug Administration (FDA) approvals various procedures using the Company's excimer laser system in the U.S. and continued development efforts to expand clinical approvals of the Company's excimer laser and other products. Additionally, the Company's continued lack of adequate funding and working capital, and additional administrative and professional expenses attributed to the Chapter 11 filing, have also contributed to these losses.

         In 2004, the Company had net income of $14.7 million, which included $15.3 million of gain on forgiveness of debt. In 2004 the Company incurred $398,000 of bankruptcy related expenses for legal services, financial advisor fees, printing and postage, priority claims and new stock certificates.

         Contractual obligations with GE require that one third of the payments received from WaveLight for licensing our patents be additional principal payments. During the first quarter of 2005 additional principal payments were $125,000.

         The Company's ability to continue as a going concern is uncertain and dependent upon continuing to achieve improved operating results and cash flows or obtaining additional equity capital and/or debt financing.

         Litigation
         ----------

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



NOTE 10  SEGMENT INFORMATION

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

         The table below summarizes information about reported segments as of and for the three months ended March 31:

                                  Operating     Operating Profit                     Depreciation and       Capital
                                   Revenues        (Loss)                Assets         Amortization     Expenditures
                                   --------        ------                ------         ------------     ------------
2005
----
Operating  segments:
     Refractive products         $1,907,390       $ 187,939            $5,353,325          $ 12,352                 -
                                 ----------       ---------            ----------          --------
     Patent services                260,505         260,505                -                      -                 -
     General corporate                    -        (269,469)              229,869                 -                 -
                                 ------------------------------------------------------------------------------------
Consolidated total               $2,167,895       $ 178,975            $5,583,194          $ 12,352                 -
                                 ====================================================================================

2004
----
Operating  segments:
     Refractive products         $2,066,512       $ 141,112            $5,384,584          $ 39,050                 -
     Patent services                234,810         234,810                -                      -                 -
     General corporate                  -           (64,883)             282,802                  -                 -
                                 ------------------------------------------------------------------------------------
Consolidated total               $2,301,322       $ 311,039            $5,667,386          $ 39,050                 -
                                 ====================================================================================



Item 2.           Management's Discussion and Analysis or Plan
                   of Operation.

Forward-Looking Statements and Associated Risks

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS

SUCH AS "ANTICIPATES", "EXPECTS", "INTENDS", "PLANS", "BELIEVES", "SEEKS", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN "PART I -
ITEM 1 - DESCRIPTION OF BUSINESS - RISK FACTORS" AND PART II - ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS" CONTAINED IN THE COMPANY'S FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY'S ANNUAL REPOR TON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY'S STOCK.

Overview

         LaserSight is principally engaged in the manufacture and supply of narrow beam scanning excimer laser systems, topography-based diagnostic workstations, and other related products used to perform procedures that correct common refractive vision disorders such as nearsightedness, farsightedness and astigmatism. Since 1994, we have marketed our laser systems commercially in over 30 countries worldwide. We are currently focused on selling in selected international markets; primarily China.

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

Bankruptcy

         On September 5, 2003 the company filed for Chapter 11 bankruptcy protection and reorganization. The Company operated in this manner from September 5, 2003 through June 10, 2004, when a final bankruptcy release was obtained. As a result of the bankruptcy re-structuring, the Company has recorded credits for debt forgiveness of approximately $15.3 during the three months ended June 30, 2004. Additionally, the Company recognized charges of approximately $8.0 million during 2003 for patent impairment, accounts receivable and inventory write offs. The Company cancelled all of its outstanding common and preferred stock, including warrants and options, and issued 9,997,195 new common shares on June 30, 2004. The Company emerged from bankruptcy with approximately $0.7 million in unsecured liabilities, approximately $2.1 million in secured debt to GE, approximately $5.3 million in deferred revenue and approximately $1.0 million of DIP financing provided by NIIC, as part of the approved bankruptcy plan. NIIC converted $1.0 million of the DIP financing for additional 6,850,000 common shares.

China Transaction

         In February 2004, we received a commitment to purchase at least $12.0 million worth of our products during the 12-month period ending February 2005, to distribute our products in Mainland China, Hong Kong, Macao and Taiwan. The purchase agreement provides for two one-year extensions. From February 2004 through March 2005, approximately $8.1 million worth of products were sold under this agreement. Product issues reduced shipments during the third and fourth quarter of 2004. These issues have been resolved through revisions to product crating for shipment, software modifications and shipper instructions.

WaveLight Transaction

         In March 2005 the Company executed a worldwide non-exclusive license agreement with WaveLight Laser Technologie AG ("WaveLight") to use and reproduce the Lin Scanning Patents for products to be used in ophthalmic surgery, which became effective on March 3, 2005, and an option to acquire a license to the Company's Apple Patents. Both the non-exclusive license and the option include certain WaveLight co-enforcement rights. As consideration for the license, the Company has received a $375,000 payment and will receive another $525,000 prior to October 15, 2005. $45,000 in broker fees were paid to PCE Investments for their assistance in closing this transaction. The agreement terminates when the patents expire, or earlier in the event of the occurrence of certain events of default, including the failure of the WaveLight to make required payments. The agreement is attached as an exhibit to this filing.


Results of Operations

         The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.

                                                              Percent Increase
                                       As a Percentage of        (Decrease)
                                          Net Sales           Over Prior Periods
                                         Three Months           Three Months
                                             Ended                  Ended
                                          Mar 31,                    Mar 31,
                                       -----------------      -----------------
                                       2005         2004        2005 vs. 2004
                                       ----         ----        ----     ----



Statement of Operations Data:
Net Revenues:
   Refractive products......           88.0%       89.8%             -7.7%
   Patent services.........            12.0%       10.2%             10.9%
                                      -----       -----               ---
       Net Revenues.......            100.0%      100.0%             -5.8%
Cost of Revenue.......                 45.9%       47.3%             -8.6%
                                      -----       -----               ---
Gross Profit (1).........              54.1%       52.7%             -3.3%
Research, development and                                             0.1%
   regulatory expenses (2).....         2.4%        2.3%
Other general and administrative
   expenses.........                   31.0%       26.9%              8.6%
Selling-related expenses (3)...        12.0%        9.6%             17.5%
Amortization of intangibles...          0.4%        0.4%              0.0%
                                      -----       -----               ---
Net Income from operations...           8.3%       13.5%            -42.5%



 (1) As a percentage of net revenues, the gross profit for refractive products only for the three months ended March 31, 2005 and 2004 were 48% and 47%, respectively.

 (2) As a percentage of refractive product net sales, research, development and regulatory expenses for the three months ended March 31, 2005 and 2004, were 3%, and 3%, respectively.

 (3) As a percentage of refractive product net sales, selling-related expenses for the three months ended March 31, 2005 and 2004, were 14%, and 11%, respectively.

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

      Our consolidated revenues totaled $2.2 million for the three months ended March 31, 2005, a decrease of approximately $0.1 million or (6%) compared to revenues for the three months ended March 31, 2004 of $2.3 million. The decrease was primarily attributable to decreased sales of parts. Eight lasers systems were sold in the first quarter of both 2005 and 2004. For the three months ended March 31, 2005, parts revenues were $0.02 million compared to $0.2 million for the three months ended March 31, 2004. This was offset by $0.06 million from additional sales of our AstraMax(R) diagnostic workstation.

         Net revenues from patent services increased by $26,000, or 11%, from $235,000 for the three months ended March 31, 2004 to $261,000 for the three months ended March 31, 2005. During the first quarter of 2005, the Company licensed its Lin scanning patent for $855,000, net of expenses of $45,000. This deferred revenue is being amortized over the remaining life of the patent, approximately seven years.

         Geographically, China has become our most significant market with $1.9 million in revenue during the three months ended March 31, 2005, as compared to $1.8 million for the three months ended March 31, 2004.

      For the three months ended March 31, 2005, consolidated cost of sales of $1.0 million was approximately 46% of net revenues of $2.2 million, compared to the same period in 2004 when our cost of sales was approximately 47% of net revenues. This improvement was caused by the reduction of costs for the AstraMax diagnostic workstations. Going forward into 2005, the emphasis will be continued unit cost reductions driven by efficient purchasing and limited re-design of the product.

        Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Selling-related expenses for the three months ended March 31, 2005 increased $40,000, or 17%, to $260,000 from $220,000 during 2004. This increase was primarily attributable to an increase in license fees. Our 2005 operating plan projects our selling-related expense ratio to be 11% of net revenues.

      General and administrative expenses increased by $53,000 to $673,000 in the three months ended March 31, 2005, from $620,000 for the same period in 2004. The increase was primarily due to accounting, legal and SEC filing fees attributable to bringing the Company's SEC filings up to date. Our operating plan for fiscal 2005 projects business levels that will require general and administrative expenses to be lower due to reduced professional fees relating to the bankruptcy filing.

       Research, development and regulatory expenses remained unchanged at $53,000 for the three months ended March 31, 2005 and 2004. Even though our resources are limited, we continue to offer improvements to our product. Our operating plan for fiscal 2005 projects business levels that will require research, development and regulatory expenses to be similar to 2004.

      In the three months ended March 31, 2005, amortization of intangibles remained unchanged at $8,400. In accordance with our operating plan, amortization of intangibles will be at a rate of approximately $33,000 per year.

      Other income and expense for the three months ended March 31, 2005 consisted of the following:

         o    We received $1,000 of interest income on notes receivable.


         o In the three months ended March 31, 2005, we paid $63,000 in interest to GE, the DIP financier and the tax assessor. The interest expense also includes $26,000 of amortized financing costs and the fair value of a warrant issued to GE. The amortization is $8,600 per month and will continue until June of 2007.

         For the three months ended March 31, 2005 and 2004, we had no income tax expense.

      Net income for the three months ended March 31, 2005 was approximately $91,000 compared to $264,000 for the same period in 2004, a decline of approximately $173,000. This $173,000 decline in the current quarter was comprised approximately of:



         o    increased shipping expense of $12,000

         o    increased license fees of $21,000

         o    increased interest expense of $40,000

         o increased professional expenses of $100,000 for accounting, legal and SEC EDGAR filing fees


Inflation and Currency Fluctuation

         Inflation and currency fluctuations have not previously had a material impact upon the results of operations and are not expected to have a material impact in the near future.

Liquidity and Capital Resources

         On September 5, 2003 the company filed for Chapter 11 bankruptcy protection and reorganization. The Company operated in this manner from September 5, 2003 through June 10, 2004, when the re-organization was approved by the bankruptcy court. A final decree of bankruptcy was obtained on December 22, 2004. The Company cancelled all of its outstanding common and preferred stock, including warrants and options, and issued 9,997,195 new common shares on June 30, 2004. The Company emerged from bankruptcy with approximately $0.7 million in unsecured liabilities, approximately $2.1 million in secured debt to GE, approximately $5.3 million in deferred revenue and approximately $1.0 million of DIP financing provided by NIIC. NIIC converted $1.0 million of the DIP financing for additional equity.

         With the new revenues being generated from the China Group and projected sales to other customers, management expects that LaserSight's cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet its anticipated operating cash requirements for the next several months. This expectation is based upon assumptions regarding cash flows and results of operations over the next several months and is subject to substantial uncertainty and risks beyond our control. If these assumptions prove incorrect, the duration of the time period during which LaserSight could continue operations could be materially shorter. We continue to face liquidity and capital resource issues relative to the timing of the successful completion of new sales compared to our ongoing payment obligations. To continue our operations, we will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history. While we are working to achieve these improved results, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures. Company revenues from the China Group were approximately $1.9 million in the three months ended March 31, 2005. Accounts receivable due from the China Group as of March 31, 2005 was $1,989,261, virtually all of the accounts receivable balance at March 31, 2005. As of April 25, 2005 $1,329,261 remains unpaid. We have verbal promises from the China Group to pay the accounts receivable balance but no guarantee that payment will be made on time or at all. The loss of the China Group as a customer or the non-payment or slow payment of monies owed to the Company could have a significant adverse effect on the Company's ability to continue as a going concern.

             On August 30, 2004 the Company signed a three-year note with GE, which will expire on June 30, 2007. The note bears interest of 9%. Certain covenants were modified as follows: net worth $750,000, tangible net worth $1,000,000 and minimum quarterly revenues of $1,000,000. GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if the China Group converts their DIP loan to equity. The warrant expires on June 30, 2008. The Company is currently not in compliance with certain covenant of the loan agreements. Accordingly all amounts have been classified as short-term obligations.

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


Item 3.  Controls and Procedures.

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

We carry out a variety of on-going procedures, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are currently effective at the reasonable assurance level.

                           PART II - OTHER INFORMATION

Item 1        Legal Proceedings.

Certain legal proceedings against LaserSight are described in Item 3 (Legal Proceedings) of LaserSight's Form 10-KSB for the year ended December 31, 2004, and in Note 9 to the Financial Statements in Part I, Item 1 of this report.

Item 2        Unregistered Sales of Equity Securities and Use of Proceeds.

                                 Not applicable.

Item 3        Defaults Upon Senior Securities.

                  On September 5, 2003 the Company filed a Chapter 11 bankruptcy petition. The Company had been in default under its loan agreements with GE. On August 30, 2004 the Company signed a three-year note expiring on June 30, 2007. The note bears interest of 9%. Certain covenants were modified as follows: net worth $750,000, tangible net worth $1,000,000 and minimum quarterly revenues of $1,000,000. GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if the China Group converts their DIP loan to equity. The warrant expires on June 30, 2008. The Company is currently not in compliance with certain covenant of the loan agreements [and may, therefore, be deemed to be in default]. Accordingly all amounts have been classified as short-term obligations.

Item 4        Submission of Matters to a Vote of Security Holders.

              Not applicable. However, proxy materials were mailed to security holders on March 28, 2005 with respect to the annual meeting of stockholders to be held on April 26, 2005. Such materials were filed with the Commission on March 24, 2005.

Item 5            Other Information.

                  Not applicable.

Item 6            Exhibits.

Exhibit
-------
Number            Description
-------


  3.1 Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Form 10-Q filed on November 14, 2002, and incorporated herein by this reference).

  3.2 Bylaws, as amended (filed as Exhibit 3.2 to the Company's Form 10-Q/A filed on November 21, 2002, and incorporated herein by this reference).

  3.3 Certificate of Amendment to Certificate of Incorporation, as amended on March 2, 2005 (filed as Exhibit 10.11 to the Company's Form 10-KSB filed on March 23, 2005 and incorporated herein by this reference).

  4.1 Rights Agreement, dated as of July 2, 1998, between the Company and American Stock Transfer & Trust Company, as Rights Agent, which includes (i) as Exhibit A thereto the form of Certificate of Designation of the Series E Junior Participating Preferred Stock, (ii) as Exhibit B thereto the form of Rights Certificate (separate certificates for the Rights will not be issued until after the Distribution Date), and (iii) as Exhibit C thereto the Summary of Stockholder Rights Agreement (filed as Exhibit 99.1 to the Company's Form 8-K filed on July 8, 1998, and incorporated herein by this reference).

 10.1 Non-Exclusive License Agreement between the Company and WaveLight Laser Technologie AG, dated February 24, 2005, and effective March 3, 2005 (filed herewith).

 11 Statement Re: Computation of Per Share Earnings (included in Financial Statements in Part I, Item 1, of this report).

 31.1 Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

 31.2 Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

 32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350 (filed herewith).

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act , the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LaserSight Incorporated

Dated: April 25, 2005               By:   /s/ Danghui ("David") Liu
                                          -------------------------
                                           Danghui ("David") Liu, President,
                                           Chief Executive Officer and Director

Dated: April 25, 2005               By:    /s/ Dorothy M. Cipolla
                                          -------------------------
                                              Dorothy M. Cipolla,
                                              Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                             Description
------   -------------------------------------------------------------------

11 Statement of Computation of Loss Per Share (Included in Financial Statements in Part I, Item 1 hereto)
31.1     Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
31.2     Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
32       Certifications of CEO and CFO Pursuant to Section 1350