Form 10QSB
period 2005-06-30
LASERSIGHT INC /DE
filed 2005-08-05
CIK 879301

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 2005.

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
Yes   X        No
    ------      ------



Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes   X        No
    ------      ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. The number of shares of the registrant's common stock outstanding as of August 5, 2005 is 9,997,195.

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


                                      INDEX

                                                                                                   PAGE
PART I.   FINANCIAL INFORMATION

          Item 1.     Financial Statements.

                      Condensed Consolidated Balance Sheet as of June 30, 2005
                                                                                                      3

                      Condensed  Consolidated  Statements of Operations for the Three- Month
                      and Six-Month Periods Ended June 30, 2005 and 2004                              4

                      Condensed  Consolidated  Statements  of Cash  Flows for the  Six-Month
                      Periods Ended June 30, 2005 and 2004                                            5

                      Notes to Condensed Consolidated Financial Statements                            6



          Item 2.     Management's Discussion and Analysis or Plan of Operation.                     13

          Item 3.     Controls and Procedures.                                                       19



PART II.  OTHER INFORMATION

          Item 1.     Legal Proceedings.                                                             20

          Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.                   20

          Item 3.     Defaults Upon Senior Securities.                                               20

          Item 4.     Submission of Matters to a Vote of Security Holders.                           20

          Item 5.     Other Information.                                                             21

          Item 6.     Exhibits.                                                                      21



                           PART 1 - FINANCIAL INFORMATION

                      LASERSIGHT INCORPORATED AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)


                                                            June 30, 2005
                                                            -------------
                        ASSETS
Current assets:
  Cash and cash equivalents .............................   $     136,604
  Accounts receivable - trade, net (including receivables
           from related partiies $2,033,074) ............       2,033,843
  Notes receivable - current portion, net ...............         339,001
  Inventories, net ......................................       1,538,393
  Prepaid expenses ......................................          38,363
                                                            -------------
                                     Total Current Assets       4,086,204
Property and equipment, net .............................          97,655
Patents, net ............................................         433,154
Deposits with suppliers .................................         254,605
Deferred financing costs, net ...........................         222,674
                                                            -------------
                                             Total Assets   $   5,094,292
                                                            =============

            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Note Payable ........................................   $     736,491
    Accounts payable ....................................         185,756
    Accrued expenses ....................................         182,818
    Accrued license fees ................................         208,128
    Accrued Warranty ....................................         458,000
    Deferred revenue ....................................         876,364
                                                            -------------
                                Total Current Liabilities       2,647,557
Note Payable Related party ..............................       1,000,000
Note Payable long term portion ..........................         554,426
Deferred royalty revenue ................................       4,259,582
Commitments and contingencies
Stockholders' deficit:
Convertible preferred stock, par value $.001 per share;
authorized 10,000,000 shares- none issued                               -

Common stock - par value $.001 per share; authorized
100,000,000 shares; 9,997,195 shares issued and
outstanding .............................................           9,997
Additional paid-in capital ..............................     104,625,869
Accumulated deficit .....................................    (108,003,139)
                                                            -------------
                              Total Stockholders' Deficit      (3,367,273)
                                                            -------------
              Total Liabilities and Stockholders' Deficit   $   5,094,292
                                                            =============

     See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months   Three Months     Six Months       Six Months
                                                             Ended         Ended            Ended           Ended
                                                            June 30,      June 30,         June 30,       June 30,
                                                         -------------------------------  ---------------------------
                                                              2005           2004            2005           2004
                                                         ------------    ------------    ------------    ------------
Revenues:
    Products .........................................   $  1,245,168    $    938,856    $  3,152,558    $  3,005,368
                                                         ------------    ------------    ------------    ------------
(including revenues from related parties of
$1,143,813, $853,291, $3,023,605, and
$2,730,910, respectively)

    Royalties ........................................        270,707         234,810         531,212         469,620
                                                         ------------    ------------    ------------    ------------
                                                            1,515,875       1,173,666       3,683,770       3,474,988
Cost of revenues:
    Product cost .....................................        680,759         938,994       1,676,040       2,027,428
                                                         ------------    ------------    ------------    ------------
Gross profit .........................................        835,116         234,672       2,007,730       1,447,560

Research and development and regulatory expense.......         47,066          39,922          99,818          92,604

Other general and administrative expenses ............        591,477         898,235       1,264,594       1,518,236
Selling-related expenses .............................         14,105         133,915         273,497         354,703
Amortization of intangibles ..........................          8,379           8,379          16,758          16,758
                                                         ------------    ------------    ------------    ------------
                                                              613,961       1,040,529       1,554,849       1,889,697
                                                         ------------    ------------    ------------    ------------

Income (loss) from operations ........................        174,089        (845,779)        353,063        (534,741)
Other income and expenses:
    Interest and other income ........................          1,373          51,588           2,412          55,642
    Interest expense .................................        (82,414)       (178,921)       (171,292)       (229,822)
                                                         ------------    ------------    ------------    ------------
Income (loss) before income tax benefit ..............         93,048        (973,112)        184,183        (708,921)
Income tax benefit ...................................              -               -               -               -
                                                         ------------    ------------    ------------    ------------
Net income (loss) before extinguishment
of debt ..............................................         93,048        (973,112)        184,183        (708,921)
Gain of extinguishment of debt .......................              -      15,287,634               -      15,287,634
                                                         ------------    ------------    ------------    ------------
Net Income ...........................................   $     93,048    $ 14,314,522    $     184,183   $ 14,578,713
                                                         ============    ============    =============   ============
Income per common share
Basic: ...............................................   $       0.01    $       0.52    $       0.02    $       0.53
                                                         ============    ============    =============   ============
Diluted: .............................................   $       0.01    $       0.31    $       0.02    $       0.32
                                                         ============    ============    =============   ============
Weighted average number of shares outstanding
Basic: ...............................................      9,997,000      27,644,000       9,997,000      27,743,000
                                                         ============    ============    =============   ============
Diluted: .............................................      9,997,000      45,999,000       9,997,000      46,201,000
                                                         ============    ============    =============   ============


    See accompanying notes to the condensed consolidated financial statements

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2005 and 2004
                                   (unaudited)


                                                                         June 30, 2005   June 30, 2004
                                                                         -------------   -------------
Cash flows from operating activities
  Net income ............................................................ $    184,183    $ 14,578,713
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:

  Depreciation and amortization .........................................       31,025          67,730
  Amortization of discount on note payable and deferred financing
  costs .................................................................       52,316               -
  Issuance of stock options .............................................        7,800               -
  Additions to notes payable for fees and penalities ....................            -         305,211
  Gain on extinguishment of debt ........................................            -     (15,287,634)
  Changes in assets and liabilities:
     Accounts and notes receivable, net .................................     (579,905)       (744,075)
     Inventories ........................................................      177,531         655,325
     Accounts payable ...................................................       21,913         141,124
     Accrued expenses ...................................................      (30,820)        140,322
     Deferred revenue ...................................................      333,245        (469,620)
     Other ..............................................................      132,623        (234,411)
                                                                          ------------    ------------
Net cash provided by (used in) operating activities .....................      329,911        (847,315)

Cash flows from investing activities
   Purchases of property and equipment, net .............................       (2,573)       (109,689)
                                                                          ------------    ------------
Net cash used in investing activities ...................................       (2,573)       (109,689)

Cash flows from financing activities
  Payments on debt financing ............................................     (568,246)        (59,701)
  Proceeds from DIP Financing ...........................................            -       1,250,000
                                                                          ------------    ------------

Net cash provided by (used in) financing activities .....................     (568,246)      1,190,299
                                                                          ------------    ------------

Change in cash and cash equivalents .....................................     (240,908)        233,295

Cash and cash equivalents, beginning of period ..........................      377,512         564,973
                                                                          ------------    ------------

Cash and cash equivalents, end of period ................................ $    136,604    $    798,268
                                                                          ============    ============


   See accompanying notes to the condensed consolidated financial statements

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three-Month and Six-Month Periods Ended June 30, 2005 and 2004


NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries ("LaserSight" or the "Company") as of June 30, 2005, and for the three-month and six-month periods ended June 30, 2005 and 2004 have been prepared in accordance with accounting principles generally accepted in the United States, except as disclosed herein, and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position and the results of operations.

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

         Accounts receivable due from the China Group as of June 30, 2005 was $2,033,074, virtually all of the accounts receivable balance at June 30, 2005. As of August 5, 2005 $1,696,941 of the accounts receivable balance remains unpaid. While we have verbal promises from the China Group to pay the accounts receivable balance we have no guarantee that payment will be made on time. Management continues to believe that it will fully realize the balance due but the ultimate realization thereof cannot be assured. The loss of the China Group as a customer or the non-payment or slow payment of monies owed to the Company would have a significant adverse effect on the Company's ability to continue as a going concern.


         The condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight's annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, consisting only of normal, recurring adjustments, for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. There are no other components of comprehensive income other than the Company's consolidated net income for the three-month and six-month periods ended June 30, 2005 and 2004. The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

NOTE 2   CRITICAL ACCOUNTING POLICIES

         The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates that affect the amounts and disclosures in the financial statements. Actual results could differ from these estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2004 Annual Report on Form 10-KSB, filed in March 2005, in the Critical Accounting Policies and Estimates section of "Item 7. - Management's Discussion and Analysis or Plan of Operation."

NOTE 3   PER SHARE INFORMATION

         Basic income per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied). Diluted income per common share is computed using the weighted average number of common shares, contingently issuable shares, and common share equivalents outstanding during each period. Common share equivalents, including options and warrants to purchase Common Stock, are included in the computation using the treasury stock method. Convertible preferred stock using the if-converted method, are included if they would have a dilutive effect. For the period ended June 30, 2005 596,000 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of common shares, and therefore inclusion would have been antidilutive. As a result of the September 5, 2003 Chapter 11 filing, all common and preferred shares outstanding at and prior to June 30, 2004, including options and warrants, were cancelled and new shares were distributed, effective June 30, 2004, as follows:

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

         The following table presents earnings per share figures as if this reorganization of the capital structure had taken place as of the beginning of the first period presented:


                                                           Three Months Ended          Six Months Ended
                                                                June 30, 2004             June 30, 2004
                                                                -------------             -------------
Net income per common share - basic and diluted                         $1.43                     $1.46
                                                                    =========                 =========

Weighted average number of common shares outstanding -
basic and diluted                                                   9,997,000                 9,997,000
                                                                    =========                 =========


NOTE 4   INVENTORIES

         Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates cost determined on the first-in first-out basis. The components of inventories at June 30, 2005 are summarized as follows:



                         June 30, 2005
                         -------------

         Raw material    $  1,043,247
         Work in Process      565,874
         Finished Goods        79,272
         Reserve             (150,000)
                          -----------
                         $  1,538,393
                          ===========





NOTE 5   AMENDED LOAN AGREEMENT

         The Company signed a three-year note with Heller Healthcare Finance, Inc ("Heller") and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively "GE") on August 30, 2004. The note expires on June 30, 2007. The note bears interest of 9%. Certain covenants were modified such that the Company is required to maintain a net worth of $750,000, a tangible net worth of $1,000,000 and minimum quarterly revenues of $1,000,000. GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if the New Industries Investment Group (the "China Group"), see Note 6, converts its DIP loan to equity. The warrant expires June 30, 2008. The Company was not in compliance with certain covenants of the amended loan agreements and a waiver was obtained on May 23, 2005. The revised agreement removed the net worth and tangible net worth covenants and added an annual net income provision. For the year ended December 31, 2005 and any subsequent trailing twelve month periods, as measured on the last day of each calendar quarter, the Company's earnings before interest, taxes, depreciation and amortization cannot fall below $550,000.

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

         New Industries Investment Consultants (H.K.) Ltd ("NIIC") specializes in hi-tech business investment and consulting services. It is registered in Hong Kong. It was incorporated in 1994 by its principal investor Mr. Xianding Weng (a major shareholder of NII, NII's CEO and the Company's Chairman of the Board of Directors). NIIC, NII and NIMD are collectively referred to herein as the "China Group".

         In 2003 and 2004, the China Group provided $2 million of debtor-in-possession ("DIP") financing to the Company. On June 30, 2004, $1 million of the DIP financing was converted into 6,850,000 shares of common stock. As of June 30, 2005, the China Group controlled approximately 72% of the Company's common stock. Company revenues from the China Group were approximately $3.0 million and $2.7 million in the six months ended June 30, 2005 and 2004, respectively. Accounts receivable due from the China Group as of June 30, 2005 was $2,033,074, virtually all of the accounts receivable balance at June 30, 2005. As of August 5, 2005 $1,696,941 of the accounts receivable balance remains unpaid. See Note 1.


NOTE 7   STOCK BASED COMPENSATION

         The Company accounted for stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, stock-based employee compensation cost was not reflected in net earnings, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options were awarded in 2004 and the Company had no pro forma stock based compensation.

         As previously announced, as a result of the Chapter 11 filing, the Company cancelled all of the common and preferred shares, options and warrants outstanding at June 30, 2004. Effective January 1, 2005 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, using retroactive restatement method described in SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. There was no effect to the financial statements from the implementation of the retroactive restatement method. In May 2005 the Board of Directors approved the issuance of
         496,000 options on the Company's Common Stock with an estimated fair value of approximately $119,000. The options were issued to employees and Directors and have various vesting schedules but all are valid for ten years. Amortization of unearned stock-based compensation for the six months ended June 30, 2005 and 2004 was $7,800 and $0, respectively.



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

         In June of 2004, the effective date of the re-organization plan, the following liabilities were relieved:

         Accounts Payable                    $  2,905,814
         Accrued TLC license fee                  825,500
         Accrued salaried/severance               235,367
         Accrued warranty                       6,125,730
         Accrued Ruiz license fees              3,471,613
         Deposits/service contracts               720,399
         Other accrued expenses                 1,331,711
                                             ------------
                                             $ 15,616,134
         Stock issued to creditors             (  328,500)
                                             ------------
         Gain on forgiveness of debt         $ 15,287,634
                                             ============


         The new common stock issued to the creditors was valued at $0.146 per share, or $328,500, which was deducted from the forgiven liabilities. The stock value is the same amount as the $1,000,000 of DIP financing converted to equity.

NOTE 9   CONTINGENCIES

         Liquidity
         ---------

         The Company had incurred significant losses and negative cash flows from operations in each of the years in the three-year period ended December 31, 2003, and had an accumulated deficit of $108 million at June 30, 2005. Cash flows were negative during the six-month period ended June 30, 2005. The substantial portion of these losses is attributable to the Company's continued lack of adequate funding and working capital, and additional administrative and professional expenses attributed to the Chapter 11 filing, have also contributed to these losses. In past years the substantial portion of these losses were attributable to an inability to sell certain products in the U.S. due to delays in Food and Drug Administration (FDA) approvals, various procedures using the Company's excimer laser system in the U.S. and continued development efforts to expand clinical approvals of the Company's excimer laser and other products. The Company's new focus is on China and is no longer pursuing additional FDA approvals.

         In 2004, the Company had net income of $14.7 million, which included $15.3 million of gain on forgiveness of debt. In 2004 the Company incurred $398,000 of bankruptcy related expenses for legal services, financial advisor fees, printing and postage, priority claims and new stock certificates.

         Contractual obligations with GE require that one third of the payments received from WaveLight Technologie AG for licensing our patents be used for additional principal payments. During the first two quarters of 2005 additional principal payments were $200,000.

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

         The table below summarizes information about reported segments as of and for the three and six months ended June 30, 2004 and 2005:

                                                 SEGMENT INFORMATION


Three months ended June 30,

                                  Operating     Operating Profit              Depreciation and       Capital
                                   Revenues        (Loss)         Assets         Amortization     Expenditures
                                   --------        ------         ------         ------------     ------------
2005
----
Operating  segments:
     Refractive products           $1,245,168    $  123,825      $4,871,618           $ 17,024    $        923
     Patent services                  270,707       270,707               -                  -               -
     General corporate                      -      (220,443)        222,674             26,558               -
                                  ----------------------------------------------------------------------------
Consolidated total                 $1,515,875    $  174,089      $5,094,292           $ 43,582    $        923
                                  ============================================================================
2004
----
Operating  segments:
     Refractive products           $  938,856    $ (889,359)     $4,963,123           $ 28,680    $    109,689
     Patent services                  234,810       234,810               -                  -               -
     General corporate                      -      (191,230)        610,172                  -               -
                                  ----------------------------------------------------------------------------
Consolidated total                 $1,173,666    $ (845,779)     $5,573,295           $ 28,680    $    109,689
                                  ============================================================================


Six months ended June 30,
                                  Operating     Operating Profit              Depreciation and       Capital
                                   Revenues        (Loss)         Assets         Amortization     Expenditures
                                   --------        ------         ------         ------------     ------------
2005
----
Operating  segments:
     Refractive products            3,152,558       311,753       4,871,618             31,025           2,573
     Patent services                  531,212       531,212               -                  -               -
     General corporate                      -      (489,902)        222,674             52,316               -
                                  ----------------------------------------------------------------------------
Consolidated total                  3,683,770        353,063      5,094,292             83,341           2,573
                                  ============================================================================

2004
----
Operating  segments:
     Refractive products            3,005,368      (840,326)      4,963,123             67,730         109,689
     Patent services                  469,620       469,620               -                  -               -
     General corporate                      -      (164,035)        610,172                  -               -
                                  ----------------------------------------------------------------------------
Consolidated total                  3,474,988      (534,741)      5,573,295             67,730         109,689
                                  ============================================================================



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

Bankruptcy

         On September 5, 2003 we filed for Chapter 11 bankruptcy protection and reorganization. We operated in this manner from September 5, 2003 through June 10, 2004, when a final bankruptcy release was obtained. As a result of the bankruptcy re-structuring, we have recorded credits for debt forgiveness of approximately $15.3 million during the three months ended June 30, 2004. Additionally, we recognized charges of approximately $8.0 million during 2003 for patent impairment, accounts receivable and inventory write offs. We cancelled all of its outstanding common and preferred stock, including warrants and options, and issued 9,997,195 new common shares on June 30, 2004. We emerged from bankruptcy with approximately $0.7 million in unsecured liabilities, approximately $2.1 million in secured debt to GE, approximately $5.3 million in deferred revenue and approximately $1.0 million of DIP financing provided by NIIC, as part of the approved bankruptcy plan. NIIC converted $1.0 million of the DIP financing for additional 6,850,000 common shares.


China Transaction

         In February 2004, we received a commitment from a related party purchaser to purchase at least $12.0 million worth of our products during the 12-month period ending February 2005, to distribute our products in Mainland

China, Hong Kong, Macao and Taiwan. The purchase agreement provides for two one-year extensions. From February 2004 through June 2005, approximately $9.2 million worth of products were sold under this agreement. Product issues reduced shipments during the third and fourth quarter of 2004 and the first and second quarters of 2005. These issues have been resolved through revisions to product crating for shipment, software modifications and revised shipper instructions. An extension has not been signed, but the parties have continued to conduct business under similar terms as set forth in the purchase agreement.

WaveLight Transaction

         In March 2005 we executed a worldwide non-exclusive license agreement with WaveLight Laser Technologie AG ("WaveLight") to use and reproduce the Lin Scanning Patents for products to be used in ophthalmic surgery, which became effective on March 3, 2005, and an option to acquire a license to the Company's Apple Patents. Both the non-exclusive license and the option include certain WaveLight co-enforcement rights. As consideration for the license, we have received payments totaling $600,000 and are due to receive additional payments totaling $300,000 prior to October 15, 2005. Payments received are on schedule per the license agreement. $45,000 in broker fees were paid to PCE Investments for their assistance in closing this transaction. The agreement terminates when the patents expire, or earlier in the event of the occurrence of certain events of default, including the failure of WaveLight to make required payments.


Results of Operations

         The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.

                                           As a Percentage of Net Sales                  Percent Increase (Decrease)
                                           ----------------------------                  ---------------------------
                                                                                              Over Prior Periods
                                         Three Months            Six Months           Three Months      Six Months
                                            Ended                  Ended                 Ended            Ended
                                           June 30,              June 30,               June 30,        June 30,
                                       2005       2004        2005     2004          2005 vs. 2004     2005 vs. 2004
                                       ----       ----        ----     ----          -------------     -------------


Statement of Operations Data:
Net Revenues:
   Refractive products                   82.1%    80.0%       85.6%    86.5%            32.6%                4.9%
   Patent services                       17.9%    20.0%       14.4%    13.5%            15.3%               13.1%
                                        -----    -----       -----    -----            ------             ------
       Net Revenues                     100.0%   100.0%      100.0%   100.0%            29.2%                6.0%
Cost of Revenue                          44.9%    80.0%       45.5%    58.3%           -27.5%              -17.3%
                                        -----    -----       -----    -----            ------             ------
Gross Profit (1)                         55.1%    20.0%       54.5%    41.7%           255.9%               38.7%
Research, development and                                                               17.9%                7.8%
   regulatory expenses (2)                3.1%     3.4%        2.7%     2.7%
Other general and administrative                                                                           -16.7%
   expenses                              39.0%    76.5%       34.3%    43.7%           -34.2%
Selling-related expenses (3)              0.9%    11.4%        7.4%    10.2%           -89.5%              -22.9%
Amortization of intangibles               0.6%     0.7%        0.5%     0.5%             0.0%                0.0%
                                        -----    -----       -----    -----            ------             ------
Net Income from operations               11.5%   -72.1%        9.6%   -15.4%          -120.6%             -166.0%



(1) As a percentage of net revenues, the gross profit for refractive products only for the three months ended June 30, 2005 and 2004 were 45% and 0%, respectively and for the six months ended June 30, 2005 and 2004 were 47% and 33%, respectively.

(2) As a percentage of refractive product net sales, research, development and regulatory expenses for the three months ended June 30, 2005 and 2004, were 4% and 4%, respectively and for the six months ended June 30, 2005 and 2004 were 3% and 3%, respectively.

(3) As a percentage of refractive product net sales, selling-related expenses for the three months ended June 30, 2005 and 2004 were 1% and 14%, respectively and for the six months ended June 30, 2005 and 2004 were 9% and 12%, respectively.



Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004

      Our consolidated revenues totaled $1.5 million for the three months ended June 30, 2005, an increase of approximately $0.3 million or 29% compared to revenues for the three months ended June 30, 2004 of $1.2 million. The increase was primarily attributable to increased sales of laser systems. Five lasers systems were sold in the second quarter of 2005 and three were sold in the second quarter of 2004. For the three months ended June 30, 2005, parts revenues were $0.1 million compared to $0.1 million for the three months ended June 30, 2004. This was offset by a $0.1 million reduction in sales of our AstraMax(R) diagnostic workstation; no AstraMax sales were recorded in the three months ended June 30, 2005 compared to four for the comparable period in 2004. Our 2005 budget projected laser sales at twelve per quarter, or forty-eight for the year. Delayed cash payments have necessitated reducing the annual forecast for 2005 to thirty two lasers.

         Net revenues from patent services increased by $36,000, or 15%, from $235,000 for the three months ended June 30, 2004 to $271,000 for the three months ended June 30, 2005. During the first quarter of 2005, the Company licensed its Lin scanning patent for $855,000, net of expenses of $45,000. This deferred revenue is being amortized over the remaining life of the patent, approximately seven years.

         Geographically, China has become our most significant market with $1.1 million in revenue during the three months ended June 30, 2005, as compared to $0.9 million for the three months ended June 30, 2004.

         Consolidated cost of sales includes direct material costs, manufacturing wages, inbound freight, rework, scrap and standard cost variances. For the three months ended June 30, 2005, consolidated cost of sales of $0.7 million was approximately 45% of net revenues of $1.5 million, compared to the same period in 2004 when our cost of sales was approximately 80 % of net revenues. Going forward into 2005, the emphasis will be continued unit cost reductions driven by efficient purchasing and limited re-design of the product. Our goal is to maintain a 47% consolidated cost of sales.

         Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Selling-related expenses for the three months ended June 30, 2005 decreased $120,000, or 89%, to $14,000 from $134,000 during 2004. This decrease was primarily attributable to a review of the warranty reserve and the reduction of the reserve of $118,000. The warranty reserve was adjusted to remove reserves for lasers out of warranty. Our 2005 operating plan projected our selling-related expense ratio to be 11% of net revenues. For the three months ended June 30, 2005 selling related expenses were 1% of revenues due to the reduction in the warranty reserve. Our current plan projects our selling related expense ratio to be 9% of net revenues for the remainder of 2005.

General and administrative expenses decreased by $307,000 to $591,000 in the three months ended June 30, 2005, from $898,000 for the same period in 2004. The decrease was primarily due to lower legal fees and salary reductions. Our operating plan for fiscal 2005 projected business levels that will require general and administrative expenses to be lower due to reduced professional fees relating to the bankruptcy filing. The current plan projects our general and administrative expenses ratio to be 28% of net revenues. This is a higher percentage than our original budget but is caused by general and administrative expenses remaining similar to projections with revenues forecast lower.

         Research, development and regulatory expenses increased by $7,000 to $47,000 for the three months ended June 30, 2005 from $40,000 for the three months ended June 30, 2004. Even though our resources are limited, we continue to offer improvements to our product. Our operating plan for fiscal 2005 projects business levels that will require research, development and regulatory expenses to be similar to 2004.

         In the three months ended June 30, 2005, amortization of intangibles remained unchanged at $8,400. In accordance with our operating plan, amortization of intangibles will be at a rate of approximately $33,000 per year.

         Other income and expense for the three months ended June 30, 2005 consisted of the following:

            o   We received $1,400 of interest income on notes receivable.

            o In the three months ended June 30, 2005, we paid $83,000 in interest to GE, the DIP financier and the tax assessor. The interest expense includes $27,000 of amortized financing costs including the fair value of a warrant issued to GE. The amortization of financing costs is $8,600 per month and will continue until June of 2007.

         For the three months ended June 30, 2005 and 2004, we had no income tax expense.

         Net income for the three months ended June 30, 2005 was approximately $93,000 compared to $14.3 million for the same period in 2004, a decline of approximately $14.2 million. This $14.2 million decline in the current quarter was comprised approximately of:



            o decrease of $15.3 million due to forgiveness of debt income in 2004.

            o   increased annual meeting expenses of $42,000.

            o   decreased interest expense of $46,000.

            o   decreased professional expenses of $209,000 for legal fees.

            o   increased gross profit of $600,000.

            o decreased selling related expenses of $120,000 related to reduced warranty estimates and unit shipping charges.

            o   reduced salaries of $68,000.

Six Months Ended June 30, 2005, Compared to Six Months Ended June 30, 2004

         Our consolidated revenues totaled $3.7 million for the six months ended June 30, 2005, an increase of approximately $0.2 million or 6% compared to revenues for the six months ended June 30, 2004 of $3.5 million. The increase was primarily attributable to increased sales of laser systems. Thirteen lasers systems were sold in the first half of 2005 and eleven were sold in the first half of 2004. For the six months ended June 30, 2005, parts revenues were $0.2 million compared to $0.4 million for the six months ended June 30, 2004. This was offset by $0.06 million in reduced sales of our AstraMax(R) diagnostic workstation; four AstraMax sales were recorded in the six months ended June 30, 2005 compared to six for the comparable period in 2004. Our 2005 budget projected laser sales at twelve per quarter, or forty-eight for the year. Delayed cash payments have necessitated reducing the annual forecast for 2005 to thirty two lasers.

         Net revenues from patent services increased by $62,000, or 13%, from $470,000 for the six months ended June 30, 2004 to $531,000 for the six months ended June 30, 2005. During the first quarter of 2005, we licensed our Lin scanning patent for $855,000, net of expenses of $45,000. This deferred revenue is being amortized over the remaining life of the patent, approximately seven years.

         Geographically, China has become our most significant market with $3.0 million in revenue during the six months ended June 30, 2005, as compared to $2.7 million for the six months ended June 30, 2004.

         Consolidated cost of sales includes direct material costs, manufacturing wages, inbound freight, rework, scrap and standard cost variances. For the six months ended June 30, 2005, consolidated cost of sales of $1.7 million was approximately 45% of net revenues of $3.7 million, compared to the same period in 2004 when our cost of sales was approximately 58 % of net revenues. This improvement was caused by the reduction of costs for inventory adjustments, rework and cost variances. Going forward into 2005, the emphasis will be continued unit cost reductions driven by efficient purchasing and limited re-design of the product. Our goal is to maintain a 47% consolidated cost of sales.


         Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Selling-related expenses for the six months ended June 30, 2005 decreased $81,000, or 23 %, to $273,000 from $355,000 during 2004. This decrease was primarily attributable to a decrease in warranty costs, due to a review of the warranty reserve. The warranty reserve was adjusted to remove reserves for lasers out of warranty. Our 2005 operating plan projected our selling-related expense ratio to be 11% of net revenues. For the three months ended June 30, 2005 selling related expenses were 1% of revenues due to the reduction in the warranty reserve. Our current plan projects our selling related expense ratio to be 9% of net revenues for the remainder of 2005.

General and administrative expenses decreased by $200,000 to $1.3 million in the six months ended June 30, 2005, from $1.5 million for the same period in 2004. The decrease was primarily due to reductions of legal fees and salary expense. Our operating plan for fiscal 2005 projected business levels that will require general and administrative expenses to be lower due to reduced professional fees relating to the bankruptcy filing. The current plan projects our general and administrative expenses ratio to be 28% of net revenues. This is a higher percentage than our original budget but is caused by general and administrative expenses remaining similar to projections with revenues forecast lower.

         Research, development and regulatory expenses increased $7,000 to $100,000 for the six months ended June 30, 2005 to $93,000 for the six months ended June 30, 2004. Even though our resources are limited, we continue to offer improvements to our product. Our operating plan for fiscal 2005 projected business levels that will require research, development and regulatory expenses to be similar to 2004.

         In the six months ended June 30, 2005, amortization of intangibles remained unchanged at $16,800. In accordance with our operating plan, amortization of intangibles will be at a rate of approximately $33,000 per year.

         Other income and expense for the six months ended June 30, 2005 consisted of the following:

            o   We received $2,400 of interest income on notes receivable.


            o In the six months ended June 30, 2005, we paid $171,000 in interest to GE, the DIP financier and the tax assessor. The interest expense includes $52,000 of amortized financing costs and the fair value of a warrant issued to GE. The amortization of financing costs is $8,600 per month and will continue until June of 2007.

         For the six months ended June 30, 2005 and 2004, we had no income tax expense.

         Net income for the six months ended June 30, 2005 was approximately $184,000 compared to $14.6 million for the same period in 2004, a decline of approximately $14.4 million. This $14.4 million decline for the first half of 2005 was comprised approximately of:



            o decrease of $15.3 million due to forgiveness of debt income in 2004.

            o   increased gross profit of $560,000.

            o   reduced salaries of $64,000.

            o decreased selling related expenses of $81,000 related to reduced warranty estimates.

            o   decreased  professional  expenses  of  $195,000  for  legal  and
                accounting   fees  and  printing   fees  due  to  the  Company's
                bankruptcy filing.

Inflation and Currency Fluctuation

         Inflation and currency fluctuations have not previously had a material impact upon the results of operations and are not expected to have a material impact in the near future.

Liquidity and Capital Resources

         On September 5, 2003 we filed for Chapter 11 bankruptcy protection and reorganization. We operated in this manner from September 5, 2003 through June 10, 2004, when the re-organization was approved by the bankruptcy court. A final decree of bankruptcy was obtained on December 22, 2004. We cancelled all of our outstanding common and preferred stock, including warrants and options, and issued 9,997,195 new common shares on June 30, 2004. We emerged from bankruptcy with approximately $0.7 million in unsecured liabilities, approximately $2.1 million in secured debt to GE, approximately $5.3 million in deferred revenue and approximately $1.0 million of DIP financing provided by NIIC. NIIC converted $1.0 million of the DIP financing for additional equity.

         With the new revenues being generated from the China Group and projected sales to other customers, management expects that our cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet its anticipated operating cash requirements for the next several months. This expectation is based upon assumptions regarding cash flows and results of operations over the next several months and is subject to substantial uncertainty and risks beyond our control. If these assumptions prove incorrect, the duration of the time period during which we could continue operations could be materially shorter. We continue to face liquidity and capital resource issues relative to the timing of the successful completion of new sales compared to our ongoing payment obligations. To continue our operations, we will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history. While we are working to achieve these improved results, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures. Our revenues from the China Group were approximately $3.0 million in the six- months ended June 30, 2005. Accounts receivable due from the China Group as of June 30, 2005 was $2, 033,074, virtually all of the accounts receivable balance at June 30, 2005. As of August 5, 2005 $1,696,941 of the accounts receivable balance remains unpaid. While we have verbal promises from the China Group to pay the accounts receivable balance and management continues to believe that it will fully realize the balance due, the ultimate realization thereof can not be assured. The loss of the China Group as a customer or the non-payment or slow payment of monies owed to us could have a significant adverse effect on our ability to continue as a going concern.

         On August 30, 2004 we signed a three-year note with GE, which will expire on June 30, 2007. The note bears interest of 9%. Certain covenants were modified such that we are required to maintain a net worth of $750,000, a tangible net worth of $1,000,000 and minimum quarterly revenues of $1,000,000. GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if the China Group converts their DIP loan to equity. The warrant expires on June 30, 2008. We were not in compliance with certain covenants of the amended loan agreements and a waiver was obtained on May 23, 2005. The revised agreement removed the net worth and tangible net worth covenants and added an annual net income provision. For the year ended December 31, 2005 and any subsequent trailing twelve month periods, as measured on the last day of each calendar quarter, earnings before interest, taxes, depreciation and amortization cannot fall below $550,000.

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

         Our expectations regarding future working capital requirements and our ability to continue operations are based on various factors and assumptions that are subject to substantial uncertainty and risks beyond our control, and no assurances can be given that these expectations will prove correct. The occurrence of adverse developments related to these risks and uncertainties or others could result in our incurring unforeseen expenses, being unable to generate additional sales, to collect new and outstanding accounts receivable, to control expected expenses and overhead, or to negotiate payment terms with creditors, and we would likely be unable to continue operations.


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

                           PART II - OTHER INFORMATION

Item 1            Legal Proceedings.

Certain legal proceedings against LaserSight are described in Item 3 (Legal Proceedings) of LaserSight's Form 10-KSB for the year ended December 31, 2004, and in Note 9 to the Financial Statements in Part I, Item 1 of this report, which are incorporated herein by this reference.

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.

         Not applicable.

Item 3   Defaults Upon Senior Securities.

         On September 5, 2003 the Company filed a Chapter 11 bankruptcy petition. The Company had been in default under its loan agreements with GE. On August 30, 2004 the Company signed a three-year note expiring on June 30, 2007. The note bears interest of 9%. Certain covenants were modified such that the Company is required to maintain a net worth of $750,000, a tangible net worth of $1,000,000 and minimum quarterly revenues of $1,000,000. The Company issued GE a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if the China Group converts their DIP loan to equity. The warrant expires on June 30, 2008. The Company was not in compliance with certain covenants of the amended loan agreements and a waiver was obtained on May 23, 2005. The revised agreement removed the net worth and tangible net worth covenants and added an annual net income provision. For the year ended December 31, 2005 and any subsequent trailing twelve month periods, as measured on the last day of each calendar quarter, the Company's earnings before interest, taxes, depreciation and amortization cannot fall below $550,000.

Item 4   Submission of Matters to a Vote of Security Holders.

         The annual meeting of shareholders was held in our Company's offices at 6848 Stapoint Court, Winter Park, Florida 32792 on Tuesday, April 26, 2005. As of the record date of March 23, 2005, there were 9,997,195 shares of Common Stock issued, outstanding and eligible to vote. In the meeting the shareholders voted on and approved the following:

    1) To elect Xian Ding Weng, Ying Zhi Gu and Guy Numann as Directors for one year terms to expire at the Annual Shareholders' Meeting in 2006
         Name                 For              % For     Against         Abstain
         Xian Ding Weng       8,646,741        86.49%       1             67,467
         Ying Zhi Gu          8,711,243        87.14%       0              2,966
         Guy Numann           8,647,615        86.50%       0             66,594



    2) To ratify the appointment of Moore Stephens Lovelace, P.A. as auditors of the Company for the 2005 fiscal year
             For               % For      Against    Abstain    Broker Non Vote
       8,709,373              87.12%       2,574      2,626            0


    3) To approve our Company's 2005 Stock Option Plan and reserve 1,000,000 shares of common stock
             For               % For      Against    Abstain    Broker Non Vote
       8,318,849              83.21%      69,537      3,997           321,826

No other business was brought before the Annual Meeting.

Item 5        Other Information.

              Not applicable.

Item 6        Exhibits.

Exhibit
Number        Description
------        --------------------------------------------------------------

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

  10.1        Non-Exclusive  License  Agreement   between   the   Company  and
              WaveLight Laser Technologie AG, dated February 24, 2005, and effective March 3, 2005 (filed as Exhibit 10.1 to the Company's Form 10-QSB filed on April 25, 2005 and incorporated herein by this reference).

  10.2 Amendment Number One to the Third Amended and Restated Secured Term Note between the Company and GE dated May 23, 2005 (filed herewith).

  11 Statement Re: Computation of Per Share Earnings (included in Financial Statements in Part I, Item 1, of this report).

  31.1 Certifications of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

  31.2 Certifications of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

  32.1 Certifications of Chief Executive Officer pursuant to Section 1350 (filed herewith).

  32.2 Certifications of Chief Financial Officer pursuant to Section 1350 (filed herewith).

                                   SIGNATURES
                                   ----------

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LaserSight Incorporated

Dated: August 5, 2005                  By: /s/ Danghui ("David") Liu
                                         ----------------------------
                                            Danghui ("David") Liu, President,
                                            Chief Executive Officer and Director

Dated: August 5, 2005                  By:  /s/ Dorothy M. Cipolla
                                         ----------------------------
                                            Dorothy M. Cipolla,
                                            Chief Financial Officer