Form 10QSB
period 2005-09-30
LASERSIGHT INC /DE
filed 2005-11-08
CIK 879301

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                 --------------

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended September 30, 2005.

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the Transition period from _________to________ .

Commission File Number: 0-19671
                                                            --------------
                             LASERSIGHT INCORPORATED
                             -----------------------
        (Exact name of small business issuer as specified in its charter)


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).
Yes |_| No |X|

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of the registrant's common stock outstanding as of November 8, 2005 is 9,997,193.

Transitional Small Business Disclosure Format (Check one):
Yes |_| No |X|

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

                                     INDEX

                                                                                PAGE

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements.

                 Condensed Consolidated Balance Sheet as of September 30, 2005     3

                 Condensed Consolidated Statements of Operations for the Three-
                 Month and Nine-Month Periods Ended September 30, 2005 and         4
                 2004

                 Condensed Consolidated Statements of Cash Flows for the Nine-
                 Month Periods Ended September 30, 2005 and 2004                   5

                 Notes to Condensed Consolidated Financial Statements              6

         Item 2.  Management's Discussion and Analysis or Plan of Operation.      13
         Item 3.  Controls and Procedures.                                        20



PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings.                                              21

         Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.    21

         Item 3.  Defaults Upon Senior Securities.                                21

         Item 4.  Submission of Matters to a Vote of Security Holders.            21

         Item 5.  Other Information.                                              21

         Item 6. Exhibits.                                                        21



                         PART 1 - FINANCIAL INFORMATION

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (unaudited)


              ASSETS                                         September 30, 2005
                                                             ------------------
 Current assets:
  Cash and cash equivalents .............................   $            94,796
  Accounts receivable - trade, net (including receivables
           from related parties of $1,937,298) ..........             1,944,814
  Notes receivable - current portion, net ...............               101,113
  Inventories, net ......................................             1,509,764
  Prepaid expenses ......................................                23,578
                                                            -------------------
                                     Total Current Assets             3,674,065
Property and equipment, net .............................                94,993
Patents, net ............................................               424,775
Deposits with suppliers .................................               358,191
Deferred financing costs, net ...........................               194,840
                                                            -------------------
                                             Total Assets   $         4,746,864
                                                            ===================

            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Note Payable ........................................   $           736,491
    Accounts payable ....................................               181,467
    Accrued expenses ....................................               258,431
    Accrued license fees ................................               181,211
    Accrued Warranty ....................................               454,000
    Deferred revenue ....................................               816,742
                                                            -------------------
                                Total Current Liabilities             2,628,342
Note Payable Related party- convertible .................             1,000,000
Note Payable long term portion ..........................               315,368
Deferred royalty revenue ................................             4,065,491
Commitments and contingencies
Stockholders' deficit:

Convertible preferred stock, par value $.001 per share;
authorized 10,000,000 shares; non- issued ...............                   -

Common stock - par value $.001 per share; authorized
100,000,000 shares; 9,997,195 shares issued and
9,997,193 outstanding ...................................                 9,997
Additional paid-in capital ..............................           104,625,869
Accumulated deficit .....................................          (107,898,203)
Less treasury stock, at cost;  2 common shares ..........                  -
                                                            -------------------
                              Total Stockholders' Deficit            (3,262,337)
                                                            -------------------
              Total Liabilities and Stockholders' Deficit   $         4,746,864
                                                            ===================


   See accompanying notes to the condensed consolidated financial statements.


                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Three Months Three Months        Nine Months  Nine Months
                                                Ended         Ended              Ended         Ended
                                               Sept 30,      Sept 30,            Sept 30,     Sept 30,
                                            ----------------------------    ----------------------------
                                                 2005         2004            2005          2004
                                            ----------------------------    ----------------------------

Revenues:
Products ............................       $  1,069,988    $    930,816    $  4,222,546    $  3,936,184
(including revenues from related parties
 of $894 224, $778,807, $3,917,829 and
 $3,509,714, respectively)



Royalties ...........................            266,091         234,810         797,303         704,430
                                            ----------------------------    ----------------------------
                                               1,336,079       1,165,626       5,019,849       4,640,614
Cost of revenues:
    Product cost ........................        482,969         626,776       2,159,009       2,654,205
                                            ----------------------------    ----------------------------
Gross profit ............................        853,110         538,850       2,860,840       1,986,409

Research and development and regulatory
expenses ................................         46,705          42,747         146,523         135,351

Other general and administrative expenses        576,773         707,258       1,841,367       2,225,494
Selling-related expenses ................         38,575         117,807         312,072         472,510
Amortization of intangibles .............          8,379           8,379          25,137          25,137
                                            ----------------------------    ----------------------------
                                                 623,727         833,444       2,178,576       2,723,141
                                            ----------------------------    ----------------------------
Income (loss) from operations ...........        182,678        (337,341)        535,741        (872,083)
Other income and expenses:
    Interest and other income ...........            654         275,476           3,066         331,117
    Interest expense ....................        (78,396)       (189,509)       (249,688)       (419,330)
                                            ----------------------------    ----------------------------
Income (loss) before income tax benefit .        104,936        (251,374)        289,119        (960,296)
Income tax expense/benefit ..............              -               -               -               -
                                            ----------------------------    ----------------------------
Net income (loss) before extinguishment
of debt .................................        104,936        (251,374)        289,119        (960,296)

Gain of extinguishment of debt ..........              -               -               -      15,287,634
                                            ------------------------------------------------------------
Net Income(loss) ........................   $    104,936    $   (251,374)   $    289,119    $ 14,327,338
                                            ============================================================
Income(loss) per common share
Basic: ..................................   $       0.01    $      (0.03)   $       0.03    $       0.66
                                            ============================================================
Diluted: ................................   $       0.01    $      (0.03)   $       0.03    $       0.42
                                            ============================================================
Weighted average number of shares
outstanding
Basic: ..................................      9,997,000       9,997,000       9,997,000      21,828,000
                                            ============================================================
Diluted: ................................      9,997,000       9,997,000       9,997,000      34,133,000
                                            ============================================================

   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 and 2004
                                   (unaudited)


                                                           September 30, 2005     September 30, 2004
                                                           -------------------    ------------------
Cash flows from operating activities

  Net income ..........................................   $            289,119    $       14,327,338
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization .......................                 45,051                80,466
  Amortization of discount on note payable and deferred
  financing cost ......................................                 80,474                     -
  Issuance of stock options ...........................                  7,800                     -
  Additions to notes payable for fees and penalities ..                      -               305,211
  Gain on extinguishment of debt ......................                      -           (15,287,634)
  Changes in assets and liabilities:
     Accounts and notes receivable, net ...............               (252,988)             (333,121)
     Inventories .......................................                206,160               633,625
     Accounts payable .................................                 17,624               447,758
     Accrued expenses .................................                 13,876               231,449
     Deferred revenue .................................                 79,532              (704,430)
     Other ............................................                 43,822              (502,077)
                                                          --------------------    ------------------
Net cash provided by (used in) operating activities ...                530,470              (801,415)

Cash flows from investing activities
   Purchases of property and equipment ................                 (5,558)             (109,689)
                                                          --------------------    ------------------
Net cash used in investing activities .................                 (5,558)             (109,689)
Cash flows from financing activities
Payments on debt financing ............................               (807,628)             (243,823)
Proceeds from DIP Financing ...........................                      -             1,250,000
                                                          ------------------------------------------

Net cash provided by (used in) financing activities ...               (807,628)            1,006,177
                                                          ------------------------------------------

Change in cash and cash equivalents ...................               (282,716)               95,073

Cash and cash equivalents, beginning of period ........                377,512               564,973
                                                          --------------------    ------------------

Cash and cash equivalents, end of period ..............   $             94,796    $          660,046
                                                          ====================    ==================



   See accompanying notes to the condensed consolidated financial statements.

                    LASERSIGHT INCORPORATED AND SUBSIDIARIES


         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Three-Month and Nine-Month Periods Ended September 30, 2005 and 2004

NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries ("LaserSight" or the "Company") as of September 30, 2005, and for the three-month and nine-month periods ended September 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States, , and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position and the results of operations.

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

         Accounts   receivable   due  from  Shenzhen  New   Industries   Medical
         Development Co., Ltd. ("NIMD") as of September 30, 2005 totaled $1,937,298, which was virtually all of the accounts receivable balance at September 30, 2005. $1,043,074 of NIMD's balance is over ninety days past due. As of November 8, 2005, $1,296,941 of the Company's accounts receivable balance remains unpaid. While we have verbal promises from the NIMD to pay the accounts receivable balance, we have no guarantee that payment will be made on time. Management continues to believe that it will fully realize the balance due, but the ultimate realization thereof cannot be assured. The loss of NIMD as a customer or the non-payment or slow payment of monies owed to the Company would have a significant adverse effect on the Company's ability to continue as a going concern.

         The condensed consolidated financial statements have been prepared in accordance with the requirements for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight's annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, consisting only of normal, recurring adjustments, for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. There are no other components of comprehensive income other than the Company's consolidated net income for the three-month and nine-month periods ended September 30, 2005 and 2004. The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

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

NOTE 3   PER SHARE INFORMATION

         Basic income per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied). Diluted income per common share is computed using the weighted average number of common shares, contingently issuable shares (to the extent that all necessary contingencies have been satisfied), and common share equivalents outstanding during each period. Common share equivalents, including options and warrants to purchase Common Stock, are included in the computation using the treasury stock method. The dilutive effect of convertible securities is computed using the if-converted method . The computation of dilutive earnings per shares excludes the effect of the assumed conversion of exercise or contingent issuance of securities that would have an antidilutuve effect on earnings per share. For the period ended September 30, 2005, 596,000 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of common shares during the period, and therefore inclusion would have been antidilutive. As a result of the September 5, 2003 Chapter 11 filing, all common and preferred shares outstanding at and prior to June 30, 2004, including options and warrants, were cancelled and new shares were distributed, effective June 30, 2004, as follows:

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

         The following table presents earnings per share figures as if this reorganization of the capital structure had taken place as of the beginning of the first period presented:

                                                        Three Months Ended
                                                        September 30, 2004
                                                        ------------------
Net income per common share - basic and diluted                     ($0.03)
                                                        ===================

Weighted average number of common shares outstanding -
basic and diluted                                                 9,997,000
                                                        ===================





NOTE 4   INVENTORIES

         Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market. Cost is determined using the standard cost method, which approximates cost determined on the first-in first-out basis. The components of inventories at September 30, 2005 are summarized as follows:

                                 September 30, 2005
                                 ------------------

              Raw material       $       1,143,971
              Work in Process              408,277
              Finished Goods                57,516
              Reserve                     (100,000)
                                ------------------
                                $        1,509,764
                                ==================




NOTE  5  AMENDED LOAN AGREEMENT

         The Company signed a three-year note with Heller Healthcare Finance, Inc ("Heller") and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively "GE") on August 30, 2004. The note expires on June 30, 2007. The note bears interest of 9%. Certain covenants were modified such that the Company is required to maintain a net worth of $750,000, a tangible net worth of $1,000,000 and minimum quarterly revenues of $1,000,000. GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if the New Industries Investment Group (the "China Group"), see Note 6, converts its DIP loan to equity. The warrant expires June 30, 2008. The Company was not in compliance with certain covenants of the amended loan agreements and a waiver was obtained on May 23, 2005. The revised agreement removed the net worth and tangible net worth covenants and added an annual net income provision. For the year ended December 31, 2005 and any subsequent trailing twelve month periods, as measured on the last day of each calendar quarter, the Company's earnings before interest, taxes, depreciation and amortization cannot fall below $550,000. As of November 8, 2005, we are in compliance with all covenants of our loan agreement.

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

         In 2003 and 2004, the China Group provided $2 million of debtor-in-possession ("DIP") financing to the Company. On June 30, 2004, $1 million of the DIP financing was converted into 6,850,000 shares of common stock. As of September 30, 2005, the China Group controlled approximately 72% of the Company's common stock. Company revenues from the China Group were approximately $3.9 million and $3.5 million in the nine months ended September 30, 2005 and 2004, respectively. Accounts receivable due from the China Group as of September 30, 2005 was $1,937,298, virtually all of the accounts receivable balance at September 30, 2005. $1,043,074 of the China Group's balance is over ninety days past due. As of November 8, 2005, $1,296,941 of the accounts receivable balance remains unpaid. See
         Note 1.

NOTE 7   STOCK BASED COMPENSATION

         The Company accounted for stock-based employee compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, stock-based employee compensation cost was not reflected in net earnings, as all stock options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. No stock options were awarded in 2004, and the Company had no pro forma stock-based compensation.

         As previously announced, as a result of the Chapter 11 filing, the Company cancelled all of the common and preferred shares, options and warrants outstanding at June 30, 2004. Effective January 1, 2005 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, using the retroactive restatement method described in SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure. There was no effect to the financial statements from the implementation of the retroactive restatement method. In May 2005 the Board of Directors approved the issuance of options to purchase 496,000 shares of the Company's Common Stock with an estimated fair value of approximately $119,000. The options were issued to employees and Directors and have various vesting schedules, but all are exercisable for ten years. Amortization of unearned stock-based compensation for the nine months ended September 30, 2005 and 2004 was $7,800 and $0, respectively.

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

NOTE 9   CONTINGENCIES

         Liquidity
         ---------

         The Company had incurred significant losses and negative cash flows from operations in each of the years in the three-year period ended December 31, 2003, and had an accumulated deficit of $108 million at September 30, 2005. Net cash flows were negative during the nine-month period ended September 30, 2005. The substantial portion of these losses is attributable to the Company's continued lack of adequate funding and working capital, and additional administrative and professional expenses, attributable to the Chapter 11 filing, have also contributed to these losses. In past years the substantial portion of these losses were attributable to an inability to sell certain products in the U.S. due to delays in Food and Drug Administration (FDA) approvals, various procedures using the Company's excimer laser system in the U.S. and continued development efforts to expand clinical approvals of the Company's excimer laser and other products. The
         Company's new focus is on China, and it is no longer pursuing additional FDA approvals.

         In 2004, the Company had net income of $14.7 million, which included $15.3 million of gain on forgiveness of debt. In 2004 the Company incurred $398,000 of bankruptcy-related expenses for legal services, financial advisor fees, printing and postage, priority claims and new stock certificates.

         Contractual obligations with one of our creditors require that one-third of the payments received from WaveLight Laser Technologie AG for licensing our patents be used for additional principal payments. During the first three quarters of 2005, additional principal payments were $275,000.

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

         The table below summarizes information about reported segments as of and for the three and nine months ended September 30, 2004 and 2005:


                                     SEGMENT INFORMATION

Three months ended Sept 30,
---------------------------

                                   Operating    Operating                 Depreciation and       Capital
                                   Revenues     Profit(Loss)    Assets        Amortization     Expenditures
                                   --------    ------------     ------        ------------     ------------
2005
----
Operating  segments:
     Refractive products           $1,069,988    $   66,965  $4,552,024           $ 14,026            2,986
     Patent services                  266,091       266,091           -                  -                -
     General corporate                      -      (150,378)    194,840             28,158                -
                                  -------------------------------------------------------------------------
Consolidated total                 $1,336,079    $  182,678  $4,746,864           $ 42,184          $ 2,986
                                  =========================================================================

2004
----
Operating  segments:
     Refractive products           $  930,816    $ (437,139) $4,652,012           $ 12,736                -
     Patent services                  234,810       234,810           -                  -                -
     General corporate                      -      (135,012)    648,738                  -                -
                                  -------------------------------------------------------------------------
Consolidated total                 $1,165,626    $ (337,341) $5,300,750           $ 12,736                -
                                  =========================================================================


Nine months ended Sept 30,
--------------------------

                                   Operating    Operating                 Depreciation and       Capital
                                   Revenues     Profit(Loss)    Assets        Amortization     Expenditures
                                   --------    ------------     ------        ------------     ------------
2005
----
Operating  segments:
     Refractive products            4,222,546       378,718   4,552,024             45,051            5,558
     Patent services                  797,303       797,303           -                  -                -
     General corporate                     -       (640,280)    194,840             80,474                -
                                   ------------------------------------------------------------------------
Consolidated total                  5,019,849       535,741   4,746,864            125,525            5,558
                                   ========================================================================

2004
----
Operating  segments:
     Refractive products           3,936,184     (1,277,466)  4,652,012             80,466          109,689
     Patent services                 704,430        704,430           -                  -                -
     General corporate                     -       (299,047)    648,738                  -                -
                                   ------------------------------------------------------------------------
Consolidated total                 4,640,614       (872,083)  5,300,750             80,466          109,689
                                   ========================================================================

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements and Associated Risks

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT'S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS "ANTICIPATES", "EXPECTS", "INTENDS", "PLANS", "BELIEVES", "SEEKS", "ESTIMATES", VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS. THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN "PART I -
ITEM 1 - DESCRIPTION OF BUSINESS - RISK FACTORS" AND PART II - ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS" CONTAINED IN THE COMPANY'S FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE. INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY'S STOCK.

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

Bankruptcy

       On September 5, 2003 we filed for Chapter 11 bankruptcy protection and reorganization. We operated in this manner from September 5, 2003 through June 10, 2004, when the re-organization was approved by the Bankruptcy Court. A final decree of bankruptcy was obtained on December 22, 2004. As a result of the bankruptcy re-structuring, we have recorded credits for debt forgiveness of approximately $15.3 million during the three months ended June 30, 2004. Additionally, we recognized charges of approximately $8.0 million during 2003 for patent impairment, accounts receivable and inventory write offs. We cancelled all of its outstanding common and preferred stock, including warrants and options, and issued 9,997,195 new common shares on June 30, 2004. We emerged from bankruptcy with approximately $0.7 million in unsecured liabilities, approximately $2.1 million in secured debt, approximately $5.3 million in deferred revenue and approximately $1.0 million of DIP financing provided by a related party, as part of the approved bankruptcy plan. The related party converted $1.0 million of the DIP financing for an additional 6,850,000 common shares.

China Transaction

       In February 2004, we received a commitment from a related party purchaser to purchase at least $12.0 million worth of our products during the 12-month period ending February 2005 and to distribute our products in Mainland China, Hong Kong, Macao and Taiwan. The purchase agreement provides for two one-year extensions. From February 2004 through September 2005, approximately $10.1 million worth of products were sold under this agreement. Product issues reduced shipments during the third and fourth quarters of 2004 and the first and second quarters of 2005. These issues have been resolved through revisions to product crating for shipment, software modifications and revised shipper instructions. An extension has not been signed, but the parties have continued to conduct business under similar terms as set forth in the purchase agreement.

WaveLight Transaction

       In March 2005 we executed a worldwide non-exclusive license agreement with WaveLight Laser Technologie AG ("WaveLight") to use and reproduce the Lin Scanning Patents for products to be used in ophthalmic surgery, which became effective on March 3, 2005, and an option to acquire a license to the Company's Apple Patents. Both the non-exclusive license and the option include certain WaveLight co-enforcement rights. As consideration for the license, we had received payments totaling $825,000 by September 30, 2005. The receivable balance as of September 30, 2005 was $75,000 and we received the final payment of $75,000 on October 17, 2005. $45,000 in broker fees were paid to an unrelated party for their assistance in closing this transaction. The agreement terminates when the patents expire, or earlier in the event of the occurrence of certain events of default.

Results of Operations

       The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period. Any trends illustrated in the following table are not necessarily indicative of future results.


                                           As a Percentage of Net Sales                  Percent Increase (Decrease)
                                           ----------------------------
                                                                                            Over Prior Periods
                                                                                            ------------------
                                         Three Months          Nine Months           Three Months      Nine Months
                                            Ended                  Ended                 Ended            Ended
                                          Sept 30,              Sept 30,                Sept 30,         Sept 30,
                                       2005       2004        2005     2004          2005 vs. 2004     2005 vs. 2004
                                       ----       ----        ----     ----          -------------     -------------

Statement of Operations Data:
Net Revenues:
   Refractive products.......           80.1%      79.9%       84.1%    84.8%               15.0%              7.3%
   Patent services...........           19.9%      20.1%       15.9%    15.2%               13.3%             13.2%
       Net Revenues..........          100.0%     100.0%      100.0%   100.0%               14.6%              8.2%
Cost of Revenue..............           36.1%      53.8%       43.0%    57.2%              -22.9%            -18.7%
Gross Profit (1)..........              63.9%      46.2%       57.0%    42.8%               58.3%             44.0%
Research, development and                                                                    9.3%              8.3%
   regulatory expenses (2)...            3.5%       3.7%        2.9%     2.9%
Other general and administrative                                                                             -17.3%
   expenses..................           43.2%      60.7%       36.7%    48.0%              -18.4%
Selling-related expenses (3).            2.9%      10.1%        6.2%    10.2%              -67.3%            -34.0%
Amortization of intangibles..            0.6%       0.7%        0.5%     0.5%                0.0%              0.0%
Net Income from operations...           13.7%     -28.9%       10.7%   -18.8%             -154.2%           -161.4%







(1) As a percentage of net revenues, the gross profit for refractive products only for the three months ended September 30, 2005 and 2004 were 55% and 33%, respectively, and for the nine months ended September 30, 2005 and 2004 were 49% and 33%, respectively.

(2) As a percentage of refractive product net sales, research, development and regulatory expenses for the three months ended September 30, 2005 and 2004, were 4% and 5%, respectively, and for the nine months ended September 30, 2005 and 2004 were 3% and 3%, respectively.

(3) As a percentage of refractive product net sales, selling-related expenses for the three months ended September 30, 2005 and 2004 were 4% and 13%, respectively, and for the nine months ended September 30, 2005 and 2004 were 7% and 12%, respectively.

Three Months Ended September 30, 2005, Compared to Three Months Ended September 30, 2004

       Our consolidated revenues totaled $1.3 million for the three months ended September 30, 2005, an increase of approximately $0.2 million or 15% compared to revenues for the three months ended September 30, 2004 of $1.2 million. The increase was primarily attributable to increased sales of laser systems. Four lasers systems were sold in the third quarter of 2005 and three were sold in the third quarter of 2004. For the three months ended September 30, 2005, parts revenues were $0.2 million compared to $0.1 million for the three months ended September 30, 2004. This was offset by a $0.1 million reduction in sales of our AstraMax(R) diagnostic workstation; no AstraMax sales were recorded in the three months ended September 30, 2005 compared to four for the comparable period in 2004. Our 2005 budget projected laser sales at 12 per quarter, or 48 for the year. Delayed collections of accounts receivables have necessitated further reducing the annual forecast for 2005 to 29 lasers.

         Net revenues from patent services increased by $31,000, or 13%, from $235,000 for the three months ended September 30, 2004 to $266,000 for the three months ended September 30, 2005. During the first quarter of 2005, the Company licensed its Lin scanning patent for $855,000, net of expenses of $45,000. This deferred revenue is being amortized over the remaining life of the patent, approximately seven years.

         Geographically, China has become our most significant market with $0.9 million in revenue during the three months ended September 30, 2005, as compared to $0.8 million for the three months ended September 30, 2004.

         Consolidated cost of sales includes direct material costs, manufacturing wages, inbound freight, rework, scrap and standard cost variances. For the three months ended September 30, 2005, consolidated cost of sales of $0.5 million was approximately 36% of net revenues of $1.3 million, compared to the same period in 2004 when our cost of sales was approximately 54% of net revenues. For the three months ended September 30, 2005, consolidated cost of sales of $0.5 million was approximately 45% of product revenues of $1.1 million, compared to the same period in 2004 when our cost of sales was approximately 67% of product revenues. The improvement of 2005 margins is primarily related to significantly less inventory write offs in 2005 and improved margins on part sales. For the remainder of 2005, our emphasis will be on continued unit cost reductions driven by efficient purchasing and limited re-design of our product. Our goal is to maintain a 47% consolidated cost of sales.

       Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Selling-related expenses for the three months ended September 30, 2005 decreased $79,000, or 67%, to $39,000 from $118,000 during 2004. This decrease was primarily attributable to a review of the warranty reserve, the reduction to the reserve of $60,000 and lower shipping costs. The warranty reserve was adjusted to remove reserves for lasers out of the warranty period. Our 2005 operating plan projected our selling-related expense ratio to be 11% of net revenues. For the three months ended September 30, 2005, selling-related expenses were 1% of revenues primarily due to the reduction in the warranty reserve. Our current plan projects our selling-related expense ratio to be 9% of net revenues for the remainder of 2005.

       General and administrative expenses decreased by $130,000 to $577,000 in the three months ended September 30, 2005, from $707,000 for the same period in 2004. The decrease was primarily due to lower legal fees, and accounting fees and insurance premiums. Our operating plan for fiscal 2005 projected business levels that would require general and administrative expenses to be lower due to reduced legal, printing and postage fees relating to the bankruptcy filing. The current plan projects our general and administrative expenses ratio to be 28% of net revenues. This is a higher percentage than our original budget which is caused by general and administrative expenses remaining similar to our original projections while revenues were lower than originally forecasted.

       Research, development and regulatory expenses increased by $4,000 to $47,000 for the three months ended September 30, 2005 from $43,000 for the three months ended September 30, 2004. Even though our resources are limited, we continue to offer improvements to our product. Our operating plan for fiscal 2005 projected business levels that would require research, development and regulatory expenses to be similar to 2004.

       In the three months ended September 30, 2005, amortization of intangibles remained unchanged at $8,400. In accordance with our operating plan, amortization of intangibles will be at a rate of approximately $33,000 per year.

       Other income and expense for the three months ended September 30, 2005 consisted of the following:

         o  We received $654 of interest income on notes receivable.

         o In the three months ended September 30, 2005, we accrued $78,000 in interest expense. All of the accrued interest was paid except for $22,500 of accrued interest for the DIP financing. The interest expense includes $28,000 of amortized financing costs. The amortization of financing costs is $8,600 per month and will continue until June of 2007.

       For the three months ended September 30, 2005 and 2004, we had no income tax expense due to our net operating loss carryforwards.

         Net income for the three months ended September 30, 2005 was approximately $105,000 compared to a $251,000 loss for the same period in 2004, an increase of approximately $356,000. This $356,000 increase in the current quarter was comprised approximately of:

         o decreased transfer agent expenses of $18,000 due to the bankruptcy reorganization.

         o increased computer expenses of $11,000 for upgrading computer systems.

         o decreased interest expense of $110,000 due to lower loan balances.

         o  increased bank charges of $20,000 due to lender audit fees.

         o decreased professional expenses of $96,000 for accounting and legal fees.

         o  increased gross profit of $314,000.

         o decreased selling related expenses of $79,000 related to reduced warranty estimates and unit shipping charges.

         o decreased other income of $275,000 due to shareholder derivate lawsuit proceeds received in 2004.

         o  decreased insurance expense of $45,000 for D&O coverage.

Nine Months Ended September 30, 2005, Compared to Nine Months Ended
September 30, 2004
       Our consolidated revenues totaled $5.0 million for the nine months ended September 30, 2005, an increase of approximately $0.4 million or 8% compared to revenues for the nine months ended September 30, 2004 of $4.6 million. The increase was primarily attributable to increased sales of laser systems. 17 lasers systems were sold in the three quarters ended September 30, 2005 and 14 were sold in the three quarters ended September 30, 2004. For the nine months ended September 30, 2005, parts revenues were $0.3 million compared to $0.5 million for the nine months ended September 30, 2004. This was offset by $0.2 million in reduced sales of our AstraMax(R) diagnostic workstation; four
AstraMax  sales were  recorded  in the nine  months  ended  September  30,  2005 compared to 10 for the comparable period in 2004. Our 2005 budget projected laser sales at 12 per quarter, or 48 for the year. Delayed collections of accounts receivables have necessitated reducing the annual forecast for 2005 to 29 lasers.

       Net revenues from patent services increased by $93,000, or 13%, from $704,000 for the nine months ended September 30, 2004 to $797,000 for the nine months ended September 30, 2005. During the first quarter of 2005, we licensed our Lin scanning patent for $855,000, net of expenses of $45,000. This deferred revenue is being amortized over the remaining life of the patent, approximately seven years.

       Geographically, China has become our most significant market with $3.9 million in revenue during the nine months ended September 30, 2005, as compared to $3.5 million for the nine months ended September 30, 2004.

       Consolidated cost of sales includes direct material costs, manufacturing wages, inbound freight, rework, scrap and standard cost variances. For the nine months ended September 30, 2005, consolidated cost of sales of $2.2 million was approximately 43% of net revenues of $5.0 million, compared to the same period in 2004 when our cost of sales was approximately 57% of net revenues. This improvement was caused by the reduction of costs for inventory adjustments, rework and cost variances. The improvement of 2005 margins is primarily related to significantly less inventory write offs in 2005 and improved margins on part sales. For the remainder of 2005, our emphasis will be continued unit cost reductions driven by efficient purchasing and limited re-design of our product. Our goal is to maintain a 47% consolidated cost of sales.

       Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Selling-related expenses for the nine months ended September 30, 2005 decreased $160,000, or 34%, to $312,000 from $473,000 during 2004. This decrease was primarily attributable to a decrease in warranty costs, due to a review of the warranty reserve and the reduction of shipping costs. The warranty reserve was adjusted to remove reserves for lasers out of the warranty period. Our 2005 operating plan projected our selling-related expense ratio to be 11% of net revenues. For the nine months ended September 30, 2005, selling-related expenses were 6% of revenues primarily due to the reduction in the warranty reserve. Our current plan projects our selling-related expense ratio to be 9% of net revenues for the remainder of 2005.

General and administrative expenses decreased by $384,000 to $1.8 million in the nine months ended September 30, 2005, from $2.2 million for the same period in 2004. The decrease was primarily due to reductions of legal fees, accounting fees and insurance expense. Our operating plan for fiscal 2005 projected business levels that would require general and administrative expenses to be lower due to reduced legal, printing and postage fees relating to the bankruptcy filing. The current plan projects our general and administrative expenses ratio to be 28% of net revenues. This is a higher percentage than our original budget which is caused by general and administrative expenses remaining similar to our original projections while revenues were lower than originally forecast .

       Research, development and regulatory expenses increased $11,000 to $147,000 for the nine months ended September 30, 2005 from $135,000 for the nine months ended September 30, 2004. Even though our resources are limited, we continue to offer improvements to our product. Our operating plan for fiscal 2005 projected business levels that will require research, development and regulatory expenses to be similar to 2004.

       In the nine months ended September 30, 2005, amortization of intangibles remained unchanged at $25,100. In accordance with our operating plan, amortization of intangibles will be at a rate of approximately $33,000 per year.

       Other income and expense for the nine months ended September 30, 2005 consisted of the following:

       o We received $3,066 of interest income on notes receivable.

       o In the nine months ended September 30, 2005, we accrued $250,000 in interest expense. Of the accrued interest only $52,500 was not paid. This was the interest due on the DIP financing. The interest expense includes $80,000 of amortized financing costs. The amortization of financing costs is $8,600 per month and will continue until June of 2007.

       For the nine months ended September 30, 2005 and 2004, we had no income tax expense due to our net operating loss carryforwards.

       Net income for the nine months ended September 30, 2005 was approximately $289,000 compared to $14.3 million for the same period in 2004, a decline of approximately $14 million. This $14 million decline for the first three quarters of 2005 was comprised approximately of:

       o decrease  of $15.3  million due to forgiveness  of debt income in 2004.

       o increased gross profit of $874,000.

       o decreased salaries of $64,000.

       o decreased other income of $275,000 due to shareholder derivate lawsuit proceeds in 2004.

       o decreased interest expense of $170,000 due to lower loan balances.

       o decreased selling related expenses of $160,000 related to reduced warranty estimates.

       o decreased   professional   expenses  of  $240,000  for  legal  and
         accounting fees and printing fees due to the Company's bankruptcy filing.

Inflation and Currency Fluctuation

       Inflation and currency fluctuations have not previously had a material impact upon the results of operations and are not expected to have a material impact in the near future.

Liquidity and Capital Resources

       On September 5, 2003 we filed for Chapter 11 bankruptcy protection and reorganization. We operated in this manner from September 5, 2003 through June 10, 2004, when the re-organization was approved by the Bankruptcy Court, effective June 30, 2004. A final decree of bankruptcy was obtained on December 22, 2004. We cancelled all of our outstanding common and preferred stock, including warrants and options, and issued 9,997,195 new common shares on June 30, 2004. We emerged from bankruptcy with approximately $0.7 million in unsecured liabilities, approximately $2.1 million in secured debt, approximately $5.3 million in deferred revenue and approximately $1.0 million of DIP financing provided by NIIC. NIIC converted $1.0 million of the DIP financing for additional equity.

       With the new revenues being generated from the China Group and projected sales to other customers, management expects that our cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet our anticipated operating cash requirements for the next several months. This expectation is based upon assumptions regarding cash flows and results of operations over the next several months and is subject to substantial uncertainty and risks beyond our control. If these assumptions prove incorrect, the duration of the time period during which we could continue operations could be materially shorter. We continue to face liquidity and capital resource issues relative to the timing of the successful completion of new sales compared to our ongoing payment obligations. To continue our operations, we will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history. While we are working to achieve these improved results, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures. Our revenues from the China Group were approximately $3.9 million in the nine-months ended September 30, 2005. Accounts receivable due from the China Group as of September 30, 2005 totaled $1,937,298, which was virtually all of our accounts receivable balance at September 30, 2005. $1,043,074 of the China Group's balance is over ninety days past due. As of November 8, 2005, $1,296,941 of the accounts receivable balance remains unpaid. While we have verbal promises from the China Group to pay the accounts receivable balance and management continues to believe that we will fully realize the balance due, the ultimate realization thereof can not be assured. The loss of the China Group as a customer or the non-payment or slow payment of monies owed to us could have a significant adverse effect on our ability to continue as a going concern.

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

       There can be no assurance as to the correctness of the assumptions underlying our business plan or our expectations regarding our working capital requirements or our ability to continue operations.

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

Item 3. Controls and Procedures.

       We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

  3.3 Certificate of Amendment to Certificate of Incorporation, as amended on March 2, 2005 (filed as Exhibit 10.11 to the Company's Form 10-KSB filed on March 23, 2005, and incorporated herein by this reference).

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

  10.1 Non-Exclusive License Agreement between the Company and WaveLight Laser Technologie AG, dated February 24, 2005, and effective March 3, 2005 (filed as Exhibit 10.1 to the Company's Form 10-QSB filed on April 25, 2005, and incorporated herein by this reference).


  10.2 Amendment Number One to the Third Amended and Restated Secured Term Note between the Company and GE dated May 23, 2005 (filed as
              Exhibit 10.2 to the Company's Form 10-QSB filed on August 5, 2005, and incorporated herein by this reference).

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

                                        LaserSight Incorporated
Dated: November 8, 2005                 By: /s/ Danghui ("David") Liu
                                           ------------------------------------
                                            Danghui ("David") Liu, President,
                                            Chief Executive Officer and Director

Dated: November 8, 2005                 By: /s/ Dorothy M. Cipolla
                                           ------------------------------------
                                            Dorothy M. Cipolla,
                                            Chief Financial Officer