Form 10KSB
period 2005-12-31
LASERSIGHT INC /DE
filed 2006-03-31
CIK 879301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10–KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0–19671

LASERSIGHT INCORPORATED

(Name of Small Business Issuer as specified in its charter)

Delaware	65–0273162

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6848 Stapoint Court, Winter Park, Florida	32792

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:  (407) 678-9900
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	N/A

Securities Registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001

          Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes    ☒     No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S–B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–KSB or any amendment to this Form 10–KSB.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☐      No   ☒

The issuer’s revenues for its most recent fiscal year were $6,321,814.

The aggregate market value of the voting and non-voting equity held by non–affiliates of the issuer based on the closing sale price on March 17, 2006, was approximately $107,970.  Shares of common stock held by each officer and director and by each person who has voting power of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes   ☒      No   ☐

Number of shares of common stock outstanding as of March 17, 2006: 9,997,993

Transitional Small Business Disclosure Format (Check one):     Yes   ☐      No   ☒

LASERSIGHT INCORPORATED
TABLE OF CONTENTS

          The information in this Annual Report on Form 10-KSB contains forward looking-statements, as indicated by words such as “anticipates,” “expects,” “believes,” “estimates,” “intends,” “projects,” and “likely,” by statements of the Company’s plans, intentions and objectives, or by any statements as to future economic performance.  Forward-looking statements involve risks and uncertainties that could cause the Company’s actual results to differ materially from those described in such forward-looking statements.  See “Risk Factors—Risks Related to Our Business and Financial Results—We have experienced significant losses and operating cash flow deficits”.  We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1 Business; Risk Factors as well as those discussed elsewhere in this Report. All references to “LaserSight®” “we,” “our” and “us” in this Report refer to LaserSight Incorporated and its subsidiaries unless the context otherwise requires.

PART I

Item 1.  Description of Business.

Business Development

          LaserSight Incorporated (“LaserSight” or the “Company”) is a Delaware corporation originally incorporated in 1987, but was inactive until 1991.  In July 1994, LaserSight was reorganized as a holding company.  In September 2003, we filed a Chapter 11 bankruptcy petition, discontinued our keratomes and cosmetic product lines due to cash flow problems (these items never generated significant revenues), and re-focused our marketing and sales efforts to the international market, mainly China.  Our principal offices and mailing address are 6848 Stapoint Court, Winter Park, Florida 32792, our telephone number is (407) 678-9900 and our address on the World Wide Web is www.lase.com.

General

          LaserSight is the parent company of the following major wholly-owned operating subsidiaries:  LaserSight Technologies, Inc., which develops, manufactures and sells ophthalmic lasers and related products primarily for use in laser vision correction, including laser in-situ keratomileusis (LASIK) and photorefractive keratectomy (PRK) procedures and currently licenses patents related to refractive surgical equipment; and LaserSight Patents, Inc., which currently licenses patents related to refractive surgical procedures.

          We have over ten years of experience in the manufacture, sale and service of precision microspot scanning laser systems for refractive vision correction procedures.  Since 1994, we have sold our scanning laser systems commercially in over 30 countries worldwide.  In November 1999, the Food and Drug Administration (FDA) approved our LaserScan LSX scanning laser system for commercial sale in the U.S. for the treatment of nearsightedness of up to -6.0 diopters using photorefractive keratectomy (PRK).  In September 2001, the FDA approved our LaserScan LSX precision microspot scanning system for the laser in-situ keratomileusis (“LASIK”) treatment of myopia with and without astigmatism up to a manifest refraction spherical equivalent (“MRSE”) of -6.0 diopters with maximum refractive astigmatism approved for up to 4.5 diopters.  Currently, all of our laser systems delivered into the international market operate at pulse repetition rates of 300Hz, or pulses per second. Our AstraScan laser system incorporates the same precision microspot scanning features of our LaserScan LSX along with an advanced eye tracking system, improved lighting and a redesigned “delivery arm” on the laser to make the microscope and joystick more functional. Available now as an upgrade in many international markets, the AstraScan features will need FDA approval before they can be sold in the U.S.  In the U.S. market we are not currently pursuing FDA approval.

          Our family of products for custom refractive treatments (often referred to as custom ablations) includes the AstraMax® diagnostic workstation designed to provide precise diagnostic measurements of the eye for many refractive purposes, including generating data needed to plan custom ablation procedures, and our AstraPro® custom ablation planning software that utilizes advanced levels of diagnostic measurements from our AstraMax diagnostic workstation to complete the planning of custom ablation treatments. The AstraMax integrated diagnostic workstation was first shown in October 2000 at the Annual Meeting of the American Academy of Ophthalmology and was commercially launched during the second quarter of 2002.  We completed international product performance testing of our AstraPro custom ablation planning software in early 2003 and have released it for international distribution.  Our AstraPro custom ablation planning software is currently the subject of litigation.  See “Item 3. Legal Proceedings—Italian Distributor.”

          Operating Segments.  We have operated in the following operating segments: refractive products and patent services.

          Our refractive products segment, primarily including our laser vision correction products and services of LaserSight Technologies, develops, manufactures and markets ophthalmic lasers with a galvanometric scanning system for use in performing refractive surgery.  In 2003 we introduced for sale the AstraScan laser system, both as a new laser product and as an upgrade to our LaserScan LSX laser system.  The AstraScan uses a 0.6 millimeter precision microspot scanning laser beam to ablate microscopic layers of corneal tissue to reshape the cornea and to correct the eye’s point of focus in persons with nearsightedness, farsightedness and astigmatism. Our patent services segment, consisting primarily of patents licensed by us, includes a license to a patent related to the use of scanning lasers.    For information regarding our export sales and operating revenues, operating profit (loss) and identifiable assets by industry segment, see Note 13 of the Notes to Consolidated Financial Statements.

Industry Overview

     Refractive Vision Correction

          Laser vision correction is a surgical procedure for correcting vision disorders such as nearsightedness, farsightedness and astigmatism using an excimer laser. This procedure uses ultraviolet laser energy to ablate, or remove, tissue from the cornea and sculpt the cornea into a predetermined shape. Because the excimer laser is a cold laser, it is possible to ablate precise amounts of corneal tissue without causing thermal damage to surrounding tissue. The goal of laser vision correction is to achieve patient vision levels that eliminate or significantly reduce a person’s reliance on corrective eyewear.  The first laser vision correction procedure on a human eye was conducted in 1985 and the first human eye was treated with the excimer laser in the U.S. in 1987. There are currently two principal methods for performing laser vision correction with excimer laser systems: PRK and LASIK.

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

          Many, but not all, manufacturers of excimer laser systems seek to share in the anticipated growth in procedure volume by receiving a fee for each procedure performed by a refractive surgeon using laser systems manufactured by them.  The per procedure fees charged by these manufacturers vary.  See “Business-Competition.”

Development of Excimer Laser System and Diagnostic Products

          Excimer Laser Systems

          The excimer laser systems utilized for laser vision correction have evolved over time with improvements in laser and beam delivery technology from broad beam to narrow beam scanning and the recent introduction of custom ablation.

          Improvements in excimer laser technology during the early 1990’s have made it possible to develop refractive excimer laser systems that have significantly narrower laser beams (less than one millimeter in diameter) that use reduced amounts of laser energy (10 mj) at higher pulse repetition rates (up to 300 Hz) to achieve corneal ablations.  LaserSight was the leader in the development of precision microspot scanning technology and the first company to commercialize it.  This new generation of narrow beam scanning excimer laser systems incorporated scanning mirrors and computer control to shape the ablation profile, making it unnecessary to utilize mechanical elements to size and shape the laser beam to attain the desired results. Techniques incorporated into scanning laser technology, such as purposeful overlapping of laser pulses and random scanning patterns, can lead to overall improved clinical results as evidenced by smoother ablations, the elimination of corneal ridges and central islands, and the reduction in the incidence of glare, halos, loss or reduction of night vision and contrast sensitivity.  Narrow beam scanning excimer laser systems are currently the most flexible laser vision correction platforms available as they can be adapted to expansions in treatment modalities and the incorporation of new technologies such as higher laser pulse repetition rate, active eye tracking and custom ablation through software and minor hardware upgrades.

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

Recent Developments

          Stock Market Listing

          New common shares of 9,997,195 were issued on June 30, 2004 and commenced trading via the “Pink Sheets” under the symbol LRST.

          The delisting of our common stock from the Nasdaq Small Cap Market has resulted in decreased liquidity of our outstanding shares of common stock (and a resulting diminished ability of our stockholders to sell our common stock or to obtain accurate quotations as to their market value), and, consequently, has reduced the price at which our shares trade.  The delisting of our common stock may also deter broker-dealers from making a market in or otherwise generating interest in our common stock and may adversely affect our ability to attract investors in our common stock.  Furthermore, our ability to raise additional capital may be severely impaired.  As a result of these factors, the value of our common stock may decline significantly, and our stockholders may lose some or all of their investment in our common stock.

          China Background

          We have been in a cooperative partnership with New Industries Investment Group ("NII") in The People’s Republic of China. Further background on China, and NII follows:

          Shenzhen New Industries Medical Development Co., Ltd. (“NIMD”) was founded and incorporated by the Medical Investment Department of its parent company, NII, in the People’s Republic of China in 1995. It specializes in marketing and distribution of LASIK surgery devices and equipment, as well as in investment and operation of LASIK clinical centers in the Chinese market.

          NIMD became the exclusive distributor in China for LaserSight in September of 2002.  NIMD purchased more than $7.5 million of LaserSight’s products and services after it was engaged in the exclusive distributorship with LaserSight and before LaserSight entered Chapter 11 bankruptcy proceedings.  In the past decade, NIMD has invested and operated more than 60 PRK/LASIK refractive surgery centers in joint ventures with prestigious hospitals and medical institutes in China as its strategic partners.

          New Industries Investment Consultants (H.K.) Ltd (“NIIC”) specializes in hi-tech business investment and consulting services.  It is registered in Hong Kong.  It was incorporated in 1994 by its principal investor, Mr. Xianding Weng (a major shareholder of NIIC, and NIIC’s CEO, who is also the Company’s Chairman of the Board).  NIMD, with NIIC, is a pioneer in the laser refractive surgery industry in China.  NII, NIIC and NIMD are collectively referred to in this report as the “China Group.”

          Product-Related Developments

          Our LaserScan LSX and AstraScan excimer laser systems are based on patented precision microspot scanning technology rather than broad beam technology.  Subject to satisfactorily addressing our serious liquidity and financing needs, we believe we are well-positioned to become a significant provider of excimer laser systems, diagnostic products and other related products as a result of our technology and the following recent developments:

•

Reissuance of Scanning Patent.  In January 2002, the U.S. Patent and Trademark Office reissued LaserSight’s scanning patent U.S. Patent No. 5,520,679, (the “679 Scanning Patent”) as U.S. Patent No. RE 37,504 (the “504 Scanning Patent”), thereby completing the reissue process.  See “—Intellectual Property.”

•

License of Scanning Patent.  During 2002, we licensed the ‘504 Scanning Patent on a non-exclusive basis to two other parties for total payments of $2.6 million in cash. One such agreement, with Alcon, also provides that LaserSight and Alcon will cooperate in the future enforcement of the patent and share in the funds generated by such future enforcement. In March 2005, we licensed this patent for $0.9 million to WaveLight Laser Technologie AG.

•

Custom Ablation.  We commercially launched the AstraMax product during 2002.  The AstraMax can be utilized as a stand-alone diagnostic unit or as part of our CustomEyes approach to custom ablation planning. We believe that the AstraMax integrated diagnostic workstation is the first product to integrate precision diagnostic measurements such as anterior corneal elevation, corneal thickness, and measurements of photopic and scotopic pupil size into a single instrument. The precision measurements from the AstraMax integrated workstation will be utilized in our AstraPro software for planning custom ablations.  International clinical testing of our internally developed AstraPro planning software has been completed for previously untreated eyes, and the product was released for international distribution in early 2003.  Any custom ablation software will require both clinical trials and FDA approval prior to sale in the U.S.  Currently, we are not pursuing US trials or approvals.

Products

          Excimer Lasers

          LaserSight was the first company to develop an advanced precision microspot scanning excimer laser system. The LaserScan LSX and AstraScan (for international use) excimer laser systems have evolved from the patented optical scanning system incorporated in the Compak-200 Mini-Excimer laser system, introduced internationally in 1994.  Since the introduction of the Compak-200 laser system, we have offered several generations of our scanning laser, each incorporating enhancements and new features.  We have sold our precision microspot scanning excimer laser systems in over 30 countries.  The AstraScan model incorporates the same precision microspot scanning features along with an advanced eye tracking system, improved lighting and a redesigned “delivery arm” on the laser to make the microscope and joystick more functional and allow for keratome placement.  The AstraScan features will require FDA approval before they can be sold in the U.S. (currently, we are not pursuing any US approvals). Throughout the evolution of our precision microspot scanning excimer laser systems, the core concept of utilizing our proprietary precision microspot scanning software to ablate corneal tissue with a low energy, microspot laser beam at a rapid pulse repetition rate has remained the underlying basis for our technology platform.

          In November 1999, the LaserScan LSX was approved by the FDA for sale in the U.S., and we began commercial shipments to U.S. customers in March 2000.  In September 2001, our PMA Supplement for the LASIK treatment of myopia and myopia with astigmatism was approved by the FDA, thereby increasing the range of indications that can be treated in the U.S. using the LaserScan LSX. We believe that the incorporation of the smallest spot size (S), the lowest laser fluence (F) and high repetition rate (R), together with techniques like the patented purposeful overlapping of laser pulses and random scanning patterns used by our patented precision microspot scanning technology, can lead to smoother ablations, the elimination of surgical anomalies associated with broad beam laser systems such as rings, ridges and central islands, and reductions in the incidence of glare, halos and loss of night vision.  We also believe that our patented SFR technology is capable of providing the highest resolution and accuracy in corneal ablations needed for custom ablation treatments.  The key benefits of our laser systems include the following:

•

Precision Microspot Scanning Laser.  The AstraScan uses patented precision microspot scanning to deliver a high resolution, 0.6 millimeter low-energy “flying spot,” in a proprietary, randomized pattern.  They are true precision-scanning software-controlled lasers that use a pair of galvanometer controlled mirrors to reflect and scan the laser beam directly onto the corneal surface, without the mechanical elements used by broad beam excimer laser systems.

•

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

•	Higher Pulse Repetition Rate. Our lasers currently operate at a pulse repetition rate of 200 Hz. Many competitive laser systems currently operate at lower pulse repetitions, often 50 Hz or less.

•

Eye Tracking.  Proper alignment of the refractive correction is important in all laser vision correction procedures, and is essential in order to perform custom ablations. Our advanced adaptive eye tracking system maintains alignment of the refractive correction relative to the visual axis of the eye.  The LaserSight advanced adaptive eye tracker is a high speed, synchronous,  “active” system that is capable of following even small, involuntary eye movements. Our advanced adaptive eye tracking system is currently available only on international versions of the AstraScan.

•

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

•

Advanced Design and Ergonomics.  Our laser’s relatively light weight and compact design allows it to fit into small spaces, and its wheels enable it to be easily moved around in a multi-surgeon practice.

          Diagnostic and Custom Ablation Products

          Our CustomEyes family of diagnostic instruments and custom ablation planning tools includes the AstraMax integrated diagnostic workstation and AstraPro custom ablation planning software.

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

          We believe the primary benefits of the AstraMax system include:

•

Multiple Cameras – The AstraMax has three cameras allowing for the truest rendering of corneal data to date. Three cameras capture corneal data with greater precision and accuracy. In laser vision correction, height data are essential to perform an accurate laser surgery with reliable accurate results.

•

Scotopic and Photopic Pupilometry – The AstraMax is the only topographer that offers a full range of measurements including scotopic and photopic pupil size.  We believe the quality of the patient’s vision is partly dependent on the size of the ablation zone equaling or exceeding the size of the scotopic pupil, something no other topographer measures.

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

          For custom ablation treatments, the diagnostic data from the AstraMax will be exported to our AstraPro custom ablation planning software where the data will be used initially to plan custom ablation profiles intended to correct visual anomalies that may have been induced by prior refractive procedures and improve the overall quality of a patient’s vision. LaserSight’s approach to custom ablation is somewhat different from other competitors in that our focus has been on developing diagnostic and planning tools and techniques that improve the qualitative aspect of visual performance. Because wavefront devices have tended to focus on detecting and correcting for spherical aberrations that may be present in a patient’s eye, correction of such visual defects addresses only visual acuity, or the quantitative aspect, of visual performance. Such treatments do not address the qualitative aspect of visual performance, or how well a patient is seeing under a variety of conditions.

          Our approach to custom ablation treatment uses precise measurements of corneal elevation; corneal thickness and pupil size to plan a custom ablation intended to improve visual performance by post-operatively retaining the natural prolate shape of the patient’s cornea.

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

•

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

•

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

          Excimer Laser Systems

          Laser system sales in international markets are generally to hospitals, corporate centers or established and licensed ophthalmologists.   Internationally we have marketed our excimer laser systems in Canada, Europe, Asia, South and Central America, and the Middle East, with particular focus in China.  We currently employ a sales manager who is responsible for sales in international markets, both directly and through our independent distributors and representatives within their respective territories.

          All of our distributors and representatives were selected based on their experience and knowledge of their respective ophthalmic equipment market.  In addition, the selection of international distributors and representatives was also based on their ability to offer technical support. Distributor and representative agreements provided for either exclusive territories, with continuing exclusivity dependent upon achievement of mutually agreed levels of annual sales, or non-exclusive agreements without sales minimums. Our China distributor was responsible for generating sales representing 78% of our consolidated revenues in 2004 and 81% of our consolidated revenues in 2005. We have a concentration of credit risk, with the majority of our sales to one customer.

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

          In October 1996, we received certification under ISO 9002, an international system of quality assurance, for our manufacturing and quality assurance activities in our Florida facility.  Since that time we have maintained our ISO 9002 certification through a series of periodic surveillance audits and have also been certified at our facility to ISO 9001 quality system standards.

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

          We contracted with TUI Lasertechnik und Laserintegration GmbH, Munich, Germany, in 1996 to develop an improved performance laser head based on their innovative technology and our performance specification and laser lifetime requirements.  We began to incorporate this new laser head into our products, notably the LaserScan LSX, in the fourth quarter of 1997. Currently, TUI is a single source for the laser heads used in the AstraScan XL.  Currently, SensoMotoric Instruments GmbH, Teltow, Germany, is a single source for the eye tracker boards used in the both the LaserScan LSX and the AstraScan.  See “Our supply of certain critical components and systems may be interrupted because of our reliance on a limited number of suppliers”.

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

          The AstraPro software has been distributed from Winter Park, Florida beginning in early 2003.  Any custom ablation software will require clinical trials and FDA approval prior to sale in the U.S.

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

          Diagnostic and Custom Ablation Products

          The topography market is segmented into higher priced (Bausch & Lomb’s Orbscan) and lower priced markets (manufactured by Humphrey, Tomey and others). We are primarily competing against the Orbscan.  Our AstraMax instrument also competes against another class of instruments based on wavefront technology for use in planning custom ablation treatments.  The target market for higher-priced topographers is refractive surgeons, general ophthalmologists and optometrists.  Sales for the AstraMax have been targeted mostly to refractive surgeons. The market has shown acceptance of new technology, and is being fueled by the need to obtain more accurate corneal height data in an effort to provide consistent and accurate results in LASIK surgery as well as to screen out poor candidates for the procedure.

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

          Among the more significant of our intellectual properties are our ‘504 Scanning Patent, solid-state laser-related, and keratometer patents. In May 1996, we were granted the original ’679 Scanning Patent relating to an ophthalmic surgery method utilizing a non-contact scanning laser.  In 1998 we petitioned the U.S. Patent and Trademark Office for reissue of this patent, and in January 2002 the U.S. Patent and Trademark Office reissued the ‘679 Scanning Patent as the ‘504 Scanning Patent.  Prior to reissue, the original ’679 Scanning Patent included one independent claim and 23 total claims. The reissue application added nine new independent claims, and a total of 67 additional claims to better encompass the breadth of technology to which we are entitled. The 23 original claims remain essentially unchanged. The fundamental teachings of the original ’679 Scanning Patent cover a refractive laser system using an excimer laser with low energy and a high laser pulse repetition rate to ablate corneal tissue with small pulses delivered to the corneal surface in an overlapping pattern. Through the reissue process, we were able to broaden several elements of the ‘679 Scanning Patent’s original claims by removing certain restrictive elements.  In 2001 and 2002, we received a total of $7.6 million in licensing fees for the ‘504 Scanning Patent; no monies were received in 2003 or 2004. In February 2005 we licensed the’504 Scanning Patent for $0.9 million to Wavelight.

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

          In May 2001 as part of our Settlement and License Agreement with VISX we sold VISX a fully paid-up license to the Blum Patent.

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

          We maintain an internal program that encourages development of patentable ideas.  As of December 31, 2005, we have no U.S. patent applications undergoing prosecution at the U.S. Patent and Trademark Office or any applications filed internationally. Our patent applications would generally relate to the use of laser devices in refractive surgical procedures, delivery systems and other technology related to the use of laser devices in refractive surgical procedures, diagnostic devices for eye measurements.

          In the U.S., our trademarks include LaserSight®, LaserSight Technologies, Inc.®, LSX®, LaserScan LSX®, MicroShape®, UltraShaper®, UltraEdge®, UniShaper® AstraPro®, AstraMax® and AccuTrack®.

Regulation

     Medical device regulation

          The FDA regulates the manufacture, use and distribution of medical devices in the U.S.  Our products are regulated as medical devices by the FDA under the Federal Food, Drug, and Cosmetic Act. In order to sell such medical devices in the U.S., a company must file a 510(k) premarket notice or obtain premarket approval after filing a PMA application.  Noncompliance with applicable FDA regulatory requirements can result in one or more of the following:

•	fines;

•	injunctions;

•	civil penalties;

•	recall or seizure of products;

•	total or partial suspension of production;

•	denial or withdrawal of premarket clearance or approval of devices;

•	exclusion from government contracts; and

•	criminal prosecution.

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

           After the PMA application is reviewed and discussed, the panel issues a favorable or unfavorable recommendation to the FDA. Although the FDA is not bound by the panel’s recommendations, it historically has given them significant weight. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an "approvable letter" requiring the applicant's agreement to comply with specific conditions (such as specific labeling language) or to supply specific additional data (such as post-approval patient follow-up data) or other information in order to secure final approval.  Once the approvable letter is satisfied, the FDA will issue approval for certain indications that may be more limited than those originally sought by the manufacturer. The PMA approval can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device including, among other things, restrictions on labeling, promotion, sale and distribution. Failure to comply with the conditions of approval can result in enforcement action, including withdrawal of the approval. Products manufactured and distributed pursuant to a PMA will be subject to extensive, ongoing regulation by the FDA. The FDA review of a PMA application generally takes one to two years from the date such application is accepted for filing but may take significantly longer. The review time is often significantly extended by FDA requests for additional information, including additional clinical trials or clarification of information previously provided.

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

          FDA regulations authorize any interested person to petition for administrative review of the FDA’s decision to approve a PMA application. Challenges to an FDA approval have been rare. We are not aware that any challenge has been asserted against us and do not believe any PMA application has ever been revoked by the agency based on such a challenge.

          The QSR/GMP (“Quality System Regulations”, “Good Manufacturing Practice”) regulations impose certain procedural and documentation requirements upon us with respect to our manufacturing, design controls and quality assurance activities.  Our facilities will be subject to ongoing inspections by the FDA, and compliance with QSR/GMP regulations is required for us to continue marketing our laser products in the U.S.  In addition, our suppliers of significant components or sub-assemblies must meet quality requirements established and monitored by LaserSight, and some may also be subject to FDA regulation.

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

          In September 2001, we received FDA approval for the LASIK treatment of myopia with and without astigmatism for correction of manifest spherical equivalent refractive error of up to –6 diopters with up to –4.5 diopters of astigmatism.  We also received FDA approval to increase our laser pulse rate to 200 Hz.

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

          After the FDA has issued a determination of equivalency for a device, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) notice. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to submit a new 510(k), the agency may retroactively require the manufacturer to submit a premarket notification. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until receipt of the necessary 510(k).

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

          International Regulatory Requirements.  The manufacture, sale and use of our products are also subject to regulation in countries other than the U.S.  During November 1996, we completed all requirements necessary to obtain authority to apply the CE Mark to our LaserScan 2000 System, an earlier generation of excimer laser system that we sold in international markets.  In September 1998, we received similar certification to apply the CE Mark to our LaserScan LSX excimer laser system. In June 2002, the AstraMax was CE Marked.  The CE Mark, certifying that the LaserScan Models 2000, LaserScan LSX and AstraMax meet all requirements of the European Community’s medical directives, provides our products with marketing access in all member countries of the EU.  All countries in the EU require the CE Mark certification of compliance with the EU Medical Directives as the standard for regulatory approval for sale of excimer laser systems.

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

Research and Development

          We continue, on a limited basis, to research and develop new laser products, laser systems, product upgrades enhancements, and ancillary product lines.    Our spending on enhancing or updating our laser products was $194,000 and $176,000 in 2005 and 2004, respectively.  These costs are not billed directly to any customers.

Employees

          As of December 31, 2005, we had 20 full-time employees.  All of the employees are located in Winter Park, Florida.  Six are in manufacturing, three are in engineering, four are in customer service/sales and seven are in administration. None of our employees is a member of a labor union or subject to a collective bargaining agreement.  LaserSight generally considers its employee relations to be good. We occasionally use independent contractors in the field support area.

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

     There are forward-looking statements in these risk factors and elsewhere in this report. We use words such as “believe”, “expect,” “anticipate,” “plan” or similar words to identify forward-looking statements and any statement relating to plans, intentions, expectations or other forward-looking expression is a forward-looking statement. Forward-looking statements are made based upon our belief as of the date that such statements are made and are based largely on our current expectations and are subject to a number of risks and uncertainties, many of which are beyond our control. You should not place undue reliance on these forward-looking statements, which speak as of the date of this report. While we may make other forward-looking statements either orally or in writing in the future, we do not assume the obligation to update any forward-looking statement. The following risk factors are intended to be cautionary statements identifying important factors that could cause actual results to differ materially from those in the forward-looking statements.

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

          We experienced significant net losses and deficits in cash flow from operations for the years ended December 31, 2005 and 2004, as set forth in the following table.  We cannot be certain that we will be able to achieve or sustain profitability or positive operating cash flow in the future.

	Year Ended December 31,

	2004	2005

Net income	$14.7 million	$0.5 million
Increase (Deficit) in cash flow from operations	($0.9) million	$1.0 million

          The 2004 net income includes $15.3 million of gain on forgiveness of debt.  In the longer term, our expectations are based on additional factors including: the success of our sales efforts in China, where our efforts will initially be primarily focused, increases in accounts receivable and inventory purchases when sales increase, AstraMax diagnostic workstations and AstraPro diagnostic software, and the absence of unanticipated product development and marketing costs.  These factors and assumptions are subject to substantial uncertainty and risks beyond our control, and no assurances can be given that these expectations will prove correct.  These risks and uncertainties include:

•	the willingness of trade creditors to continue to extend credit to LaserSight;
•	reductions and cancellations in orders;
•	our ability to fulfill orders in light of our current financial condition;
•	our ability to sell products and collect accounts receivables at or above the level of management’s expectations;
•	the occurrence of unforeseen expenses and our ability to control expected expenses and overhead;
•	the occurrence of property and casualty losses which are uninsured or that generate insurance proceeds that cannot be collected in a short time frame;
•	our ability to improve pricing and terms of international sales;
•	the loss of, or failure to obtain additional, customers; and
•	changes in pricing by our competitors.

          If we fail to meet the financial covenants in our loan with GE, we will not have enough available cash to pay the amount owed.  On August 30, 2004, the Company signed a three-year note expiring on June 30, 2007.  The note bears annual interest of 9%.  Covenants include: minimum quarterly revenues of $1,000,000, minimum inventory of $1,500,000 and EBITDA of $550,000 per year on a rolling twelve-month basis.  GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if NIIC converts their DIP loan to equity.  The warrant expires June 30, 2008.

          If our uncollectible receivables exceed our reserves we will incur additional unanticipated expenses. Although we monitor the status of our receivables and maintain a reserve for estimated losses, we cannot be certain that our reserves for estimated losses, which were approximately $0.2 million at December 31, 2005, will be sufficient to cover the amount of our actual write-offs over time.  In June 2004, we wrote off trade accounts and notes receivable of approximately $8.5 million, which had been reserved for in 2003.  As a result of the Chapter 11 filing on September 5, 2003, the Company lost the ability to vigorously collect on these accounts receivable.  The Company hired a collection agency in 2004 with no success.

          Our ability to evaluate the financial condition and revenue-generating ability of our prospective customers located outside of the U.S. and our ability to obtain and enforce legal judgments against customers located outside of the U.S. is generally more limited than for our customers located in the U.S. Our agreements with our international customers typically provide that the contracts are governed by Florida law.  We have not determined whether or to what extent courts or administrative agencies located in foreign countries would enforce our right to collect such receivables or to recover laser systems from customers in the event of a customer’s payment default. When a customer is not paying according to established terms, we attempt to communicate and understand the underlying causes and work with the customer to resolve any issues we can control or influence. Accounts written off during the year ended December 31, 2005 and 2004 totaled approximately 0% and 0%, respectively, of ending receivables for each period.  International revenues represented 99% and 98% of total revenues during the year ended December 31, 2005 and 2004.

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

          Because of our dependence on one key customer, the loss of this key customer could cause a significant decline in our revenues. In fiscal 2005 and 2004, NIMD accounted for 78% and 78% of our net revenue, respectively. The loss of this customer, or a significant reduction in sales to them, would adversely affect our revenues.

          We do not intend to continue actively marketing our LaserScan LSX laser system in the U.S. until we receive additional FDA approvals. We received the FDA approval necessary for the commercial marketing and sale of our LaserScan LSX excimer laser system in the U.S. in late 1999, and commercial shipments to customers in the U.S. began in March 2000.  To date, our LaserScan LSX laser system and per procedure fee business model have not achieved a level of market acceptance sufficient to provide our cash flows from operations to fund our business. Our excimer laser system has not been approved by the FDA for use in the U.S. for as wide a range of treatments as have many of our competitors’ lasers.  Because of the limited treatment ranges many physicians have resisted purchasing our excimer laser. As a result of our current liquidity and capital resource issues, we have decided to focus on international markets, primarily China, with our LaserScan LSX laser system and other select international markets with a custom ablation product line, and not to continue actively marketing our laser system in the U.S.

          The vision correction industry currently consists of a few established providers with significant market shares and we are encountering difficulties competing in this highly competitive environment. The vision correction industry is subject to intense, increasing competition, and we do not know if we will be able to compete successfully against our current and future competitors.  Many of our competitors have established products, distribution capabilities and customer service networks in the U.S. marketplace, are substantially larger and have greater brand recognition and greater financial and other resources than we do.  VISX, the historical industry leader for excimer laser system sales in the U.S., sold laser systems that performed a significant majority of the laser vision correction procedures performed in the U.S. from 1999 through 2005.   Alcon, one of the largest ophthalmic companies in the world, and its narrow beam laser technology platform also competes directly with our precision beam, scanning microspot LaserScan LSX excimer laser system.  In addition, Alcon, as a result of its acquisition of Summit Autonomous Inc., is able to sell its narrow beam laser systems under a royalty-free license to certain VISX patents without incurring the expense and uncertainty associated with intellectual property litigation with VISX.  Alcon also has the ability to leverage the sale of its laser systems with its other ophthalmic products, and has placed a significant number of its lasers systems in the U.S.  Competitors are using our weak financial condition to dissuade potential customers from purchasing our laser.

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

          Our LaserScan LSX is currently approved in the U.S. for the LASIK treatment of nearsightedness with and without astigmatism for a range of treatment of refractive errors up to -6.0 diopters MRSE with or without a refractive astigmatism up to 4.5 diopters and for the Photorefractive Keratectomy, or PRK, treatment of low to moderate nearsightedness (up to –6.0 diopters) without astigmatism. Additionally, we have received FDA approval to operate our laser systems at a repetition rate of 300 pulses per second, three times the originally approved rate.   We do not intend to sell our laser systems in the U.S. until future cash flows permit us to file FDA supplements. Competitors’ earlier receipt of LASIK and farsightedness-specific FDA regulatory approvals have given them significant competitive advantages that have impeded our ability to successfully sell our LaserScan LSX system in the U.S.

          We depend upon our ability to establish and maintain strategic relationships. We believe that our ability to establish and maintain strategic relationships will have a significant impact on our ability to meet our business objectives. These strategic relationships are critical to our future success because we believe that these relationships will help us to:

•	extend the reach of our products to a larger number of refractive surgeons;
•	develop and deploy new products;
•	further enhance the LaserSight brand; and
•	generate additional revenue.

          Entering into strategic relationships is complicated because some of our current and future strategic partners may decide to compete with us in some or all of our markets.  In addition, we may not be able to establish relationships with key participants in our industry if they have relationships with our competitors, or if we have relationships with their competitors.  Moreover, some potential strategic partners have resisted, and may continue to resist, working with us until our products and services have achieved widespread market acceptance.  Once we have established strategic relationships, we will depend on our partners’ ability to generate increased acceptance and use of our products and services.  There can be no assurance as to the terms, timing or consummation of any future strategic relationships.  If we fail to establish additional relationships, or if our strategic relationships fail to benefit us as expected, we may not be able to execute our business plan, and our business will suffer.

          Because the sale of our products is dependent on the continued market acceptance of laser-based refractive eye surgery using the LASIK procedure, the lack of broad market acceptance would hurt our business. We believe that whether we achieve profitability and growth will depend, in part, upon the continued acceptance of laser vision correction using the LASIK procedure in China, the U.S. and in other countries.  We believe that if we achieve profitability and growth as a result of our focus in China, we can increase our level of activity in the U.S. and other countries. We cannot be certain that laser vision correction will continue to be accepted by either the refractive surgeons or the public at large as an alternative to existing methods of treating refractive vision disorders.  The acceptance of laser vision correction and, specifically, the LASIK procedure may be adversely affected by:

•	possible concerns relating to safety and efficacy, including the predictability, stability and quality of results;

•	the public’s general resistance to surgery;

•	the effectiveness and lower cost of alternative methods of correcting refractive vision disorders;

•	the lack of long-term follow-up data;

•	the possibility of unknown side effects;

•	the lack of third-party reimbursement for the procedures;

•	the cost of the procedure; and

•	unfavorable publicity involving patient outcomes from the use of laser vision correction.

          Unfavorable side effects and potential complications that may result from the use of laser vision correction systems manufactured by any manufacturer may broadly affect market acceptance of laser-based vision correction surgery.  Any adverse consequences resulting from procedures performed with a competitor’s systems or an unapproved laser system could adversely affect consumer acceptance of laser vision correction in general.  In addition, because laser vision correction is an elective procedure that is not typically covered by insurance and involves more significant immediate expense than eyeglasses or contact lenses, adverse changes in economy may cause consumers to reassess their spending choices and to select lower-cost alternatives for their vision correction needs.  Any such shift in spending patterns could reduce the volume of LASIK procedures performed that would, in turn, reduce the number of laser systems sold and our revenues from per procedure fees.

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

          The loss of key personnel could adversely affect our business. Our ability to maintain our competitive position depends in part upon the continued contributions of our executive officers and other key employees.  A loss of one or more such officers or key employees would result in a diversion of financial and human resources in connection with recruiting and retaining a replacement for such officers or key employees.  Such a diversion of resources could prevent us from successfully executing our business plan, and our business will suffer. We do not carry “key person” life insurance on any officer or key employee.

          We must continue to comply with stringent regulation of our manufacturing operations. We cannot assure you that we will not encounter difficulties in increasing our production capacity for our laser systems at our Florida facility, including problems involving production delays, quality control or assurance, component supply and lack of qualified personnel.  Any products manufactured or distributed by us pursuant to FDA clearances or approvals are subject to extensive regulation by the FDA, including record-keeping requirements and reporting of adverse experience with the use of the product.  Our manufacturing facilities are subject to periodic inspection by the FDA, certain state agencies and international regulatory agencies.  We require that our key suppliers comply with recognized standards as well as our own quality standards, and we regularly test the components and sub-assemblies supplied to us.  Any failure by us or our suppliers to comply with applicable regulatory requirements, including the FDA’s quality systems/good manufacturing practice (QSR/GMP) regulations, could cause production and distribution of our products to be delayed or prohibited, either of which could impair our ability to generate revenues form the sale of our products.  If we are unable to generate revenues from the sale of our products we may not be able to continue our business operations.

          Required per procedure fees payable to VISX under our license agreement may exceed per procedure fees collected by us. In addition to the risk that our refractive lasers will not be accepted in the marketplace, we are required to pay VISX a royalty for each procedure performed in the U.S. using our refractive lasers.  The required per procedure fees we are required to pay to VISX may exceed the per procedure fees we are able to charge and/or collect from refractive surgeons.  If the per procedure fees we are required to pay to VISX exceed the per procedure fees we are able to charge and/or collect from refractive surgeons, we would have to pay the VISX per procedure fees out of our limited available cash reserves. During each of the years 2005 and 2004, the per procedure fees we are required to pay VISX did not exceed per procedure fees collected by us.

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

          In February of 2003, an Italian court issued an order restraining our LaserSight Technologies subsidiary from marketing our AstraPro software at a trade show in Italy.  This restraining order was issued in favor of Ligi Tecnologie Medicali S.p.a. (LIGI), a distributor of our products, and alleged that our AstraPro software product infringes certain European patents owned by LIGI.  We retained Italian legal counsel to defend us in this litigation, and the Italian court revoked the restraining order and ruled that LIGI must pay our attorney’s fees in connection with our defense of the restraining order.  Our Italian legal counsel informed us that LIGI had filed a motion for a permanent injunction.  We believe that our AstraPro software does not infringe the European Patents owned by LIGI. Since the Chapter 11 filing does not apply to foreign courts, this action is still pending.

          We are subject to certain risks associated with our international sales. Our international sales accounted for 99% and 98% of our total revenues during the years ended December 31, 2005 and 2004, respectively.  In the future, we expect that international sales, especially to China, will represent a higher percentage of our total sales.  We are presently focusing our sales efforts on international sales in China.

          International sales of our products may be limited or disrupted by:

•	the imposition of government controls;
•	export license requirements;
•	economic or political instability;
•	trade restrictions;
•	difficulties in obtaining or maintaining export licenses;
•	health concerns in China and other areas;
•	changes in tariffs; and
•	difficulties in staffing and managing international operations.

          Our sales have historically been and are expected to continue to be denominated in U.S. dollars.  The European Economic Union’s conversion to a common currency, the euro, is not expected to have a material impact on our business.  However, due to our significant export sales, we are subject to exchange rate fluctuations in the U.S. dollar, which could increase the effective price in local currencies of our products.  This could result in reduced sales, longer payment cycles and greater difficulty in collecting receivables relating to our international sales.

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

          Our auditors’ reports for the year ended December 31, 2005 and 2004 include an explanatory paragraph regarding our ability to continue as a going concern. Our auditors’ reports included an explanatory paragraph regarding our ability to continue as a going concern because we have incurred significant losses and negative cash flows from operations for several years and our ability to raise or generate enough cash to survive is questionable.  The going concern opinion has been used by competitors in an attempt to negatively impact our sales and has resulted in shorter payment terms to meet the demands of some of our vendors.

          Variations in our sales and operating results may cause our stock price to fluctuate. Our operating results have fluctuated in the past, and may continue to fluctuate in the future, as a result of a variety of factors, many of which are outside of our control.  As a result, our operating results for any quarter often depend on the timing of the receipt of orders and the subsequent shipment of our laser systems.  Other factors that may cause our operating results or stock price to fluctuate include:

•	our significant liquidity and capital resource issues;
•	the addition or loss of significant customers;
•	reductions, cancellations or fulfillment of major orders;
•	changes in pricing by us or our competitors;
•	timing of regulatory approvals and the introduction or delays in shipment of new products;
•	the relative mix of our business; and
•	increased competition.

          As a result of these fluctuations, we believe that period-to-period comparisons of our operating results cannot be relied upon as indicators of future performance.  In some quarters our operating results may fall below the expectations of securities analysts and investors due to any of the factors described above or other uncertainties.  As a result of the Chapter 11 petition, the Company cancelled all outstanding common and preferred stock, including options and warrants.  New common stock of 9,997,195 shares was issued on June 30, 2004.  The stock is presently trading on the “Pink Sheets” under the symbol LRST.

          We are no longer listed on the NASDAQ Small Cap Market – now traded on the “Pink Sheets”; the market price of our common stock may continue to experience extreme fluctuations due to market conditions that are unrelated to our operating performance. The stock market, and in particular the securities of technology companies like us, could experience extreme price and volume fluctuations unrelated to our operating performance. Our stock price has historically been volatile. Factors such as announcements of technological innovations or new products by us or our competitors, changes in domestic or foreign governmental regulations or regulatory approval processes, developments or disputes relating to patent or proprietary rights, public concern as to the safety and efficacy of refractive vision correction procedures, and changes in reports and recommendations of securities analysts, have and may continue to have a significant impact on the market price of our common stock.

          As previously mentioned, the existing common and preferred shares, including options and warrants, were cancelled pursuant to the Company’s Chapter 11 re-organization plan.  New common shares of 9,997,195 were issued on June 30, 2004 and commenced trading via the “Pink Sheets” under the symbol LRST.

          The delisting of our common stock from the NASDAQ Small Cap Stock Market has resulted in decreased liquidity of our outstanding shares of common stock (and a resulting diminished ability of our stockholders to sell our common stock or obtain accurate quotations as to their market value), and, consequently, has reduced the price at which our shares trade.  The delisting of our common stock may also deter broker-dealers from making a market in or otherwise generating interest in our common stock and may adversely affect our ability to attract investors in our common stock.  Furthermore, our ability to raise additional capital may be severely impaired. As a result of these factors, the value of our common stock may decline significantly, and our stockholders may lose some or all of their investment in our common stock.

          The terms of the NIIC transaction will in all probability prevent or discourage an acquisition or change of control of LaserSight. As a result of the Chapter 11 bankruptcy proceeding, and subsequent re-structuring, NIIC initially controlled 72% of the newly issued 9,997,195 common shares.  Under certain circumstances their control could increase to approximately 78%.

          Amortization and charges relating to our significant intangible assets could adversely affect our stock price and reported net income or loss. Of our total assets at December 31, 2005, approximately $0.4 million, or 10%, were intangible assets.  Any reduction in net income or increase in net loss resulting from the amortization of intangible assets resulting from future acquisitions by us may have an adverse impact upon the market price of our common stock. In addition, in the event of a sale of LaserSight or our assets, we cannot be certain that the value of such intangible assets would be recovered.

          In accordance with FASB Statement No. 144, we review intangible assets for impairment whenever events or changes in circumstances, including a history of operating or cash flow losses, indicate that the carrying amount of an asset may not be recoverable.  If we determine that an intangible asset is impaired, a non-cash impairment charge would be recognized.

Item 2.  Description of Property.

          Our principal offices, including executive offices and administrative, marketing and laboratory facilities, and manufacturing facilities are located in approximately 15,600 square feet of space that we have leased in Winter Park, Florida.  The lease expires February 28, 2008.   Monthly lease payments are $15,752, and the Company is also responsible for taxes.  In our opinion, the property used in our operations is generally in good condition and is adequate for the purposes for which we utilize it.

Item 3.  Legal Proceedings.

          Italian Distributor.  In February 2003, an Italian court issued an order restraining LaserSight Technologies from marketing our AstraPro software at a trade show in Italy.  This restraining order was issued in favor of Ligi Tecnologie Medicali S.p.a (LIGI), a distributor of our products, and alleged that our AstraPro software product infringes certain European patents owned by LIGI.  We had retained Italian legal counsel to defend us in this litigation, and we were informed that the Italian court had revoked the restraining order and ruled that LIGI must pay our attorney’s fees in connection with our defense of the restraining order.  In addition, our Italian legal counsel informed us that LIGI had filed a motion for a permanent injunction. We believe that our AstraPro software does not infringe the European patents owned by LIGI, but due to limited cash flow the Company has not defended its position.  Management believes that the outcome of this litigation will not have a material adverse impact on LaserSight’s business, financial condition or results from operations. Since the Chapter 11 petition does not apply to foreign courts, this action is still pending.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

          None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

          As mentioned previously, the previously existing outstanding common and preferred shares of the Company, including options and warrants, were cancelled by action of the U.S. Bankruptcy Court on June 30, 2004.  New common shares of 9,997,195 were issued on June 30, 2004 and are traded via the “Pink Sheets” under the symbol LRST.  The following table sets forth, for the fiscal quarters indicated, the high and low sale prices for our common stock on the “Pink Sheets”:

	High	Low

2004:
First Quarter	$1.55	$0.05
Second Quarter	3.11	0.52
Third Quarter	0.78	0.01
Fourth Quarter	0.10	0.01
2005:
First Quarter	0.23	0.03
Second Quarter	0.30	0.13
Third Quarter	1.00	0.15
Fourth Quarter	0.95	0.03

          On June 30, 2004, the closing sale price for our common stock on the “Pink Sheets” was $0.52 per share, as adjusted for the 51.828 to 1 reverse split.  As of December 31, 2005, LaserSight had 9,997,193 shares of common stock outstanding held by approximately 400 stockholders of record and, to our knowledge, approximately 5,000 total stockholders, including stockholders of record and stockholders in “street name.”

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

Possible Dilutive Issuances of Common Stock

          GE Warrants.  In connection with our August, 2004 loan agreement with GE Healthcare Financial Services, Inc., as successor-in-interest to Heller Healthcare Finance, Inc. (“GE”), we issued GE warrants to purchase a total of 100,000 shares of common stock at an exercise price of $0.25 per share.  The warrants have a term of three years.  The exercise price will convert to $0.40 per share if NII, the DIP lender, converts the remaining $1.0 million of financing to equity. The warrant expires June 30, 2008.

          China Transaction.  In connection with our bankruptcy re-structuring, NIIC initially controlled 72% of the newly issued 9,997,195 common shares.  Under certain circumstances NIIC’s control could increase to approximately 78% with the conversion of DIP financing. NIIC has the option to convert the remaining $1 million loan to 2,500,000 common shares.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

          The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. All statements in this “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this report, other than statements of historical facts, which address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures, growth, product development, sales, business strategy and other similar matters are forward-looking statements. These forward-looking statements are based largely on our current expectations and assumptions and are subject to a number of risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the forward-looking statements set forth herein as a result of a number of factors, including, but not limited to, our products current stage of development, the need for additional financing, competition in various aspects of its business and other risks described in this report and in our other reports on file with the Securities and Exchange Commission. In light of these risks and uncertainties, all of the forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by us will be realized. We undertake no obligation to update or revise any of the forward-looking statements contained in this report.

     All references to years are to LaserSight’s fiscal years ended December 31, 2005 and 2004, unless otherwise indicated.

Liquidity and Capital Resources

          History: On September 5, 2003, we filed for Chapter 11 bankruptcy protection and reorganization.  Under Chapter 11, certain claims against us in existence prior to the filing of the petitions for relief were stayed while we continued business operations as Debtor-in-possession.  We operated in this manner from September 5, 2003 through June 10, 2004, when a final bankruptcy release was obtained.  As a result of the bankruptcy re-structuring, we recorded credits for debt forgiveness of approximately $15.3 during the three months ended June 30, 2004.  Additionally, we recognized charges of approximately $7.6 million during 2003 for patent impairments and inventory write offs.  We cancelled all of our outstanding common and preferred stock, including warrants and options, and issued 9,997,195 new common shares on June 30, 2004.  We emerged from bankruptcy with approximately $0.7 million in unsecured liabilities, $2.1 million in secured debt to GE, approximately $5.4 million in deferred revenue and approximately $1.0 million of DIP financing provided by NIIC.  NIIC can convert the $1.0 million of the DIP financing for an additional 2,500,000 shares of our common stock.

          Cash Flows: With the new revenues being generated from the China Group and projected sales to other customers, our management expects that LaserSight’s cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) will be sufficient to meet our anticipated operating cash requirements for the next several months.  This expectation is based upon assumptions regarding cash flows and results of operations over the next several months and is subject to substantial uncertainty and risks beyond our control.  If these assumptions prove incorrect, the duration of the time period during which we could continue operations could be materially shorter.  We continue to face liquidity and capital resource issues relative to the timing of the successful completion of new sales compared to our ongoing payment obligations.  To continue our operations, we will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history.  While we are working to achieve these improved results, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures.

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

          On March 12, 2001, we established a $3.0 million term loan and $10.0 million revolving credit facility with GE.  We borrowed $3.0 million under the term loan at an annual rate equal to two and one-half percent (2.5%) above the prime rate. Interest was payable monthly and the loan was required to be repaid on March 12, 2003.  As of December 31, 2003, the outstanding principal on our term loan was approximately $1.8 million.  Under our credit facility, we had the option to borrow amounts at an annual rate equal to one and one-quarter percent (1.25%) above the prime rate for short-term working capital needs or such other purposes as approved by GE.  Borrowings were limited to 85% of eligible accounts receivable related to U.S. sales.  Eligible accounts receivable were to be primarily based on future U.S. sales, which did not increase as a result of our decision not to actively market our laser in the U.S. until we receive additional FDA approvals.  Accordingly no borrowings were ever placed on the line of credit.

          Borrowings under the loans are collateralized by substantially all of our assets.  The term loan and credit facility require us to meet certain covenants, including the maintenance of a minimum net worth.  The terms of the loans originally extended to March 12, 2003.  In addition to the costs and fees associated with the transaction, we issued to GE a warrant to purchase 243,750 shares of common stock at an exercise price of $3.15 per share.  The warrant was to expire on March 12, 2004.  On August 15, 2002, GE provided a waiver of our prior defaults under our loan agreement pending the funding of the equity portion of the NIMD transaction.  Upon receipt of the equity investment in October 2002, revised covenants became effective that decreased the required minimum level of net worth to $2.1 million, decreased minimum tangible net worth to negative $2.8 million and decreased required minimum quarterly revenues during the last two quarters of 2002 and the first quarter of 2003.  In exchange for the waiver and revised covenants, we paid $150,000 in principal to GE upon the receipt of the equity investment in October 2002 and agreed to increase other monthly principal payments to $60,000 in October 2002 and to $40,000 during each of November and December 2002 and January 2003, with the remaining principal due on March 12, 2003.

          On March 12, 2003, our loan agreement with GE was extended by 30 days from March 12, 2003 to April 11, 2003.  On March 31, 2003, our loan agreement with GE was amended again.  In addition to the amendment, GE waived our failure to comply with the net revenue covenant for the fourth quarter of 2002.  In exchange for the amendment and waiver, we paid approximately $9,250 in fees to GE and agreed to increase our monthly principal payments to $45,000 beginning in April 2003.  Revised covenants became effective on March 31, 2003 that decreased the minimum level of net worth to $1.0 million, minimum tangible net worth to negative $4.0 million and minimum quarterly net revenue during 2003 to $2.0 million.  We agreed to work in good faith with GE to adjust these covenants by May 31, 2003 based on our first quarter 2003 financial results and our ongoing efforts to obtain additional cash infusion.  On June 20, 2003, we announced that we had been advised by GE that its loans to us were in default due to an adverse material change in the financial condition and business operations of the Company.  We continued to negotiate with GE during the June and July of 2003, until a new agreement was executed on August 28, 2003 providing for an extension of the loans through January 2005.

          On August 30, 2004 the Company renegotiated its existing GE note payable and signed a three-year amended note expiring on June 30, 2007.  The note bears interest of 9%.  The note is collateralized with all assets of the Company. Covenants include: minimum quarterly revenues of $1,000,000, minimum inventory of $1,500,000 and EBITDA of $550,000 per year on a rolling twelve-month basis.  GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if the China Group converts their remaining DIP loan to equity.  The warrant expires June 30, 2008. As of December 31, 2005, the outstanding principal balance due on this note was approximately $814,000.

          The China Group provided $2 million of DIP financing. On June 30, 2004, $1 million of the total was converted to 6,850,000 common shares.  The remaining $1 million note bears interest of 9%, with interest only payments due monthly.  It is a three-year balloon note.  The China Group has the option to convert the note to an additional 2,500,000 common shares. This note is subject to any GE liens on Company assets.

          On August 30, 2004 we signed a three-year note with GE, expiring on June 30, 2007.  The note bears interest of 9%.  Certain covenants were modified as follows: net worth $750,000, tangible net worth $1,000,000 and minimum quarterly revenues of $1,000,000.  The Company was in violation of certain loan covenants and negotiated an amendment to the loan agreement. The net worth covenants were replaced with a $550,000 rolling twelve months EBITDA requirement.  GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if NIIC converts their DIP loan to equity.  The warrant expires June 30, 2008.

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

          In June of 2004, as of the effective date of the re-organization plan, the following liabilities were relieved:

Accounts Payable	$2,905,814
Accrued TLC license fee	825,500
Accrued salaries/severance	235,367
Accrued warranty	6,125,730
Accrued Ruiz license fees	3,471,613
Deposits/service contracts	720,399
Other accrued expenses	1,311,711

$15,616,134
Stock issued to creditors	(328,500)

Gain on forgiveness of debt	$15,287,634

          The new common stock issued to the creditors was valued at $0.146 per share, or $328,500, which was deducted from the forgiven liabilities. The stock value per shares is the same amount as the $1,000,000 of DIP financing converted to equity.

Key Performance Indicators

How we operate

          We have an annual purchase agreement with the China Group.  Monthly the China Group issues a purchase order and product is shipped. Payment terms are net 30 to 45 days determined at the time of the purchase order.  For non China Group laser sales, fifty percent is due upon ordering and the balance is due thirty days after installation. Sales of parts, service and procedure fees are generally prepaid.  Occasionally there are delays with foreign currency in China.

Our key indicators

          Usually on a weekly basis, our management reviews a number of performance indicators. Some of these indicators are qualitative and others are quantitative. These indicators change from time to time as the opportunities and challenges in the business change. Financial indicators that are usually reviewed at the same time include the major elements of the micro-level business cycle: inventory levels are managed by the Company to minimize investment in working capital and still have the flexibility to meet shipment schedules. Many critical components require ninety-day firm orders or minimum order quantities.

Contractual Obligations – Payments Due by Period as of December 31, 2005

	Payments due by period

Contractual obligations	Total	Less that 1 year	1-3 years	4-5 years	Over 5 years

GE Debt Obligations	$754,664	$716,416	$38,248	$—	$—
DIP Financing Obligation	1,000,000	—	1,000,000	—	—
County Tax Assessor Obligation	90,337	20,075	40,150	20,075	10,037
Operating Lease Obligations	409,560	189,028	220,532	—	—

	$2,254,561	$925,519	$1,298,930	$20,075	$10,037

          We had no material off-balance sheet arrangements that have, or are likely to have, a current or future material effect on us.

          Quarterly Results of Operations

The following table sets forth selected items from our quarterly financial results (in thousands, except for per share amounts).

	2004

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

Net sales	$2,301	$1,174	$1,166	$3,271	$7,912
Gross profit	1,213	235	539	1,735	3,722
Income (Loss) from continuing operations	311	(846)	(337)	462	(410)
Net Income (loss)	264	14,315	(251)	362	14,690
Loss attributable to common shareholders	264	14,315	(251)	362	14,690
Income (Loss) per common share-basic and diluted	$0.01	$0.52	$(0.03)	$0.04	$0.53
Income (loss) per common share-diluted	$0.01	$0.31	$(0.03)	$0.04	$0.52
Weighted average shares outstanding - basic	27,842	27,644	9,997	9,997	18,870
Weighted average shares outstanding - diluted	46,403	46,979	9,997	9,997	28,099

	2005

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Total

Net sales	$2,168	$1,516	$1,336	$1,301	$6,321
Gross profit	1,173	835	853	676	3,537
Income from continuing operations	179	174	183	270	806
Net Income	91	93	105	197	486
Income attributable to common shareholders	91	93	105	197	486
Income per common share-basic	$0.01	$0.01	$0.01	$0.02	$0.05
Income per common share-diluted	$0.01	$0.01	$0.01	$0.02	$0.05
Weighted average shares outstanding - basic	9,997	9,997	9,997	9,997	9,997
Weighted average shares outstanding - diluted	9,997	9,997	9,997	9,997	10,007

          Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Consolidated Operations

          Our consolidated revenues totaled $6.3 million for 2005, a decrease of approximately $1.6 million or 20% compared to revenues for 2004 of $7.9 million. The decrease was primarily attributable to decreased sales of our AstraScan lasers and AstraMax workstations. 21 lasers systems were sold in 2005 compared to 25 in 2004. 8 workstations were sold in 2005 compared to 18 in 2004. Our operating plan for 2006 projects the sale of 27 laser systems.

          2005 consolidated cost of sales of $2.8 million was approximately 45% of net revenues of $6.3 million, compared to 2004 when our cost of sales was approximately 53% of net revenues. This improvement was due to lower costs on parts revenue. Going forward into fiscal 2006, the emphasis will be continued unit cost reductions driven by efficient purchasing and limited re-design of the product. Our operating plan projects maintaining our 2005 gross margin levels in 2006.

          Selling-related expenses and allowed warranty claims consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Selling-related expenses for 2005 decreased $0.7 million, or 86%, to $0.1 million from $0.8 million during 2004.  During the year ended December 31, 2005, we had approximately $380,000 of warranty reserves that were reversed due to the expiration of the underlying warranties. In late 2005, based upon historical warranty claims, we reduced our estimated per machine warranty reserve which resulted in a reduction of $116,000 of the estimated warranty expense related to 2005 sales.  This estimate change and a lower level of lasers sold resulted in a reduction of warranty expense of $575,000. Lower revenues from per procedure revenue in 2005 resulted in $75,000 lower license fees. The lower number of lasers sold resulted in lower shipping charges of $54,000. Our 2006 operating plan projects maintaining our 2005 selling-related expense ratio at 11% of net revenues.

          General and administrative expenses decreased by $0.7 million to $2.4 million in 2005 from $3.1 million in 2004. The decrease was primarily due to reduced legal expense of $0.3 million, $0.3 million of reduced insurance expense and reduced salaries $0.1 million. Our operating plan for fiscal 2006 projects business levels that will require general and administrative expenses to be similar to 2005.

          Research, development and regulatory expenses increased by $18,000, or 10%, to $194,000 in 2005 from $176,000 in 2004. The increase was primarily due to increased salaries and consulting expense. Our operating plan for fiscal 2006 projects business levels that will require research, development and regulatory expenses to be similar to 2005.

          In 2005 and 2004 our amortization of intangibles was at approximately $33,000. In accordance with our operating plan, amortization of intangibles will be at a rate of approximately $33,000 per year.

          In 2004 we recognized gain on forgiveness of debt of $15.3 million.  This includes a write off of $15.6 million for accounts payable, accrued license fees, accrued salaries, accrued warranty, deposits/service contracts and other accrued expenses.  This income was reduced by $0.3 million, the value of the common stock issued to the creditors.

          Other income and expense for fiscal 2005 contained several items that are generally not expected to be recurring:

•

We settled litigation in the third quarter of fiscal 2004 for a shareholder derivative lawsuit. We received gross proceeds of $315,000, which was offset by legal costs of $3,000, for a net gain of approximately $312,000. We have no further litigation in which we are the plaintiff and therefore anticipate no such gain.

•	In 2004 we received $12,000 for payments on the sale of obsolete inventory.

•

In 2005 we paid $215,000 in interest to GE, the DIP financier and the tax assessor.  The interest expense also includes $109,000 of amortized financing costs and the fair value of a warrant issued to GE.  The amortization is $9,400 per month and will continue until June of 2007.

          Net income for 2005 was approximately $0.5 million compared with a gain of $14.7 million in 2004, a decrease of approximately $14.2 million. This $14.2 million reduction in the current year was comprised approximately of:

•	reduction in forgiveness of debt income of $15.3 million

•	reduced legal fees of $249,000

•	reduced gross margin of $185,000 due to lower revenues

•	decreased other income of $312,000 from shareholder derivative lawsuit

•	reduced insurance expense of $345,000

Critical Accounting Policies and Estimates

          The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires us to select appropriate company accounting policies, and to make judgments and estimates affecting the application of those accounting policies. In applying our accounting policies, different business conditions or the use of different assumptions may result in materially different amounts reported in our Consolidated Financial Statements.

          In response to the Securities and Exchange Commission’s (“SEC”) Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” we have identified the most critical accounting principles upon which our financial statements depend.  The critical principles were determined by considering accounting policies that involve the most complex or subjective decisions or assessments.  The most critical accounting principles identified relate to: revenue recognition, estimating product warranty reserves, the allowance for doubtful accounts, inventory obsolescence reserves and impairment of long-lived assets.  These critical accounting policies and the Company’s other significant accounting policies are further disclosed in Note 2 to our Condensed Consolidated Financial Statements.

          Our management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

          Revenue Recognition

          We derive our revenue from primarily two sources: (i) product revenue and (ii) royalty revenue. We recognize revenue on its products upon shipment, provided that the persuasive evidence of an arrangement is in place, the price is fixed or determinable, collectibility is reasonably assured, and title and risk of ownership have been transferred.  Transfer of title and risk of ownership occurs when the product is shipped to the customer, as there are no customer acceptance provisions in our sales agreements.  Should our management determine that customer acceptance provisions are modified for certain future transactions, revenue recognition in future reporting periods could be affected. Royalty revenue from the license of patents owned is recognized in the period earned.  When we issue paid-up licenses, the revenue is recognized over the remaining life of the patent licensed on a straight-line basis. Revenues in multiple element arrangements are allocated to each element based upon the relative fair values of each element, based upon published list prices in accordance with Emerging Issues Task Force (EITF) 00-21, “Revenue Arrangements with Multiple Deliverables.”  We recognize revenue from sales of our topography software in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions.” In addition to the criteria listed above, revenue is recognized when the arrangement does not require significant customization or modification of the software.

          Product Warranty Reserves

          We provide for the estimated costs of product warranties at the time revenue is recognized. Our estimate of costs to service the warranty obligations is based on historical experience, including the types of service/parts required to repair our products, the frequency of warranty calls, and the component cost of the raw materials and overhead.  Our management believes that the warranty reserve is appropriate; however, to the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, revisions to the estimated warranty liability would be required.

          During the year ended December 31, 2005, we had approximately $380,000 of warranty reserves that were reversed due to the expiration of the underlying warranties. In late 2005, based upon historical warranty claims, we reduced our estimated per machine warranty reserve which resulted in a reduction of $116,000 of the estimated warranty expense related to 2005 sales.

          Allowance for Doubtful Accounts

          We must make estimates of the uncollectibility of our accounts and notes receivable balances. We estimate losses based on the overall economic climate in the countries where our customers reside, customer credit-worthiness, and an analysis of the circumstances associated with specific accounts which are past due.  Our accounts and notes receivable balance was $1.7 million, with an allowance for doubtful accounts of $0.2 million, as of December 31, 2005. $1.4 million of accounts receivable is due from the China Group.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We continually evaluate the adequacy of our allowance for doubtful accounts.

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

          We have implemented certain changes over the course of the last year in response to the world events and in an effort to improve the collectibility of our sales, which are primarily in international markets.  The changes generally involve significantly higher down payments prior to shipping and shorter payment terms for the balance of the sales price of laser systems.  Therefore, we expect our bad debt levels to be reduced in the future while revenues are anticipated to increase.

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

          Impairment of Long-Lived Assets

          We review long-lived assets and certain intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  Our management believes that the estimates of future cash flows and fair value are reasonable; however, changes in estimates of such cash flows and fair value could affect the evaluations.

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

Effect of Recent Accounting Pronouncements

          In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligations. FIN 47 was adopted by the company in 2005. Adoption of this statement did not have a material impact on the company’s consolidated financial position.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

          In April 2005, the Securities and Exchange Commission amended the effective date of SFAS No. 123(R) to the first interim period of the first fiscal year beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We are required to adopt SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based no the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date; or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate all prior periods presented based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures. We adopted SFAS No. 123(R) using the modified-prospective method effective January 1, 2005. The Company had no outstanding options as of January 1, 2005.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement requires abnormal amounts of inventory costs related to amounts of idle freight, handling costs and spoilage to be recognized as current period expenses. The standard is effective for fiscal years beginning after June 15, 2005 with early adoption permitted. Our policy has been to handle inventory costs in a manner consistent with the provisions of this statement.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS No. 3.” The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005. Our financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if we implement changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

Item 6.  Market Risk

          We believe that its exposure to market risk for changes in interest and currency rates is not significant.  Our investments are limited to highly liquid instruments - generally cash and cash equivalents.  All of the our transactions with international customers and suppliers are denominated in U.S. dollars.

Item 7.  Financial Statements.

          The following financial statements and related items commence on page F-1 and are incorporated in this Item 7 by reference:

Independent Auditors’ Reports

Consolidated Balance Sheet as of December 31, 2005.

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004.

Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004.

Notes to Consolidated Financial Statements.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Item 8A. Controls and Procedures

          Based on their evaluation within 90 days prior to the filing date of this Annual Report on Form 10-KSB, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005, are effective for gathering, analyzing, and disclosing the information that we are required to disclose in our reports filed under the Exchange Act.

          There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the date of last evaluation of those internal controls.

Item 8B.  Other Information.

          None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

          The Company’s executive officers and directors are set forth below.  The terms of all incumbent directors expire at the next scheduled Annual Meeting of the Company’s stockholders (the “Annual Meeting”) or at such later time as their successors have been duly elected and qualified.

Name	Age	Title	Director Since

Danghui (“David”) Liu	44	President and Chief Executive Officer	N/A
Guy W. Numann	74	Director	2000
Xian Ding Weng	44	Chairman of the Board	2002
Zhaokai Tang	44	Vice President and Treasurer	N/A
Ying Zhi Gu	57	Director	2002
Dorothy M. Cipolla	50	Chief Financial Officer and Secretary	N/A

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

          Mr. Numann is retired from Harris Corporation where he served as president of the company’s Communication Sector from 1989 until his retirement in 1997.  From 1984 to 1989 Mr. Numann served as senior vice president and group executive for the Communication Sector.  Mr. Numann currently serves as a member of Rensselaer Polytechnic Institute’s School of Engineering Advisory Board.

          Mr. Weng founded New Industries Investment Co., Ltd., (NII) in Shenzhen, China in 1993.  He has been President and Chief Executive Officer of NII for ten years.  Mr. Weng has also been the Chairman of the Board of Medical Development Ltd. (NIMD) and Consultants Ltd. (NIIC), subsidiaries of NII.

          Ms. Gu has been President of Y.F.K. Import and Export Corporation, a privately held medical equipment distributor/consulting firm specializing in ophthalmology and dermatology, since 1986.  She has also been the Vice President of Finance in NBM Publishing, Inc., a privately held publishing company, since 1989.

          Ms. Cipolla has served as Chief Financial Officer and Secretary of LaserSight since March 2004. Prior to joining LaserSight, she has served in various financial management positions. From 1994 to 1999, she was Chief Financial Officer and Treasurer of Network Six, Inc., a NASDAQ listed professional services firm. From 1999 to 2002, Mrs. Cipolla was Vice President of Finance with Goliath Networks, Inc., a privately held network consulting company. From 2002 to 2003, Ms. Cipolla was Department Controller of Alliant Energy Corporation, a regulated utility. She received a bachelors of science in accounting from Northeastern University. Ms. Cipolla resigned on February 15, 2006, effective February 27, 2006.

          Mr. Tang has served as Vice President of Finance and Treasurer of LaserSight since March 2005. Prior to joining LaserSight, he has served in various financial management positions. From 1994 to 2000, he was General Manager of the Management Department at China New Industries Investment Co., Ltd., a holding company in China. From 2001 to 2004, he was Chief Financial Officer and Vice President with Shenzhen New Industries Medical Development Co., Ltd. in China. From 2003 to 2004, Mr. Tang was Vice President with New Industries Investment Consultants (H K) Ltd., a consulting company in Hong Kong. He received a Master of Business Administration from the University of Hull in England. Mr. Tang was appointed Interim Chief Financial Officer and Secretary on February 15, 2006.

Code of Ethics for Chief Executive Officer and Senior Financial Officers

          The Company has adopted a code of ethics for the CEO and Senior Financial Officers which is required to be signed by each such officers, and is maintained on file by the Company. The code of ethics will be provided to anyone upon request.

Audit Committee and Audit Committee Financial Expert

          Two members of the Company’s Board of Directors, Guy Numann and Ying Gu, currently serve as the audit committee.  The Audit Committee does not currently have a member designated as the financial expert. The Company intends to designate an audit committee financial expert when it obtains insurance coverage satisfactory to the director who is contemplated to assume that role.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires LaserSight’s officers and directors, and persons who own more than 10% of the outstanding common stock, to file reports of ownership and changes in ownership of such securities with the SEC.  Officers, directors and over-10% beneficial owners are required to furnish LaserSight with copies of all Section 16(a) forms they file.  Based solely upon a review of the copies of the forms furnished to LaserSight, and/or written representations from certain reporting persons that no other reports were required, LaserSight believes that all Section 16(a) filing requirements applicable to its officers, directors and over-10% beneficial owners during or with respect to the year ended December 31, 2005 were met.

Item 10.  Executive Compensation.

          The following table sets forth summary information concerning the compensation paid or earned for services rendered to LaserSight in all capacities during 2004 and 2005 for LaserSight’s Chief Executive Officer, each of LaserSight’s other executive officers serving at December 31, 2005 whose total annual salary and bonus for 2005 exceeded $100,000 and former executive officers for which disclosure is required.  No restricted stock or stock appreciation rights were granted and no payouts under any long-term incentive plan were made to any of the named executive officers in 2004 or 2005.  We use the term "named executive officers" to refer collectively to these individuals later in this Form 10-KSB.

Summary Compensation Table

	Annual Compensation				Long Term Compensation Awards

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation	Securities Underlying Options/SARs (#)	All Other Compensation

Danghui Liu	2005	180,000	—	1,963	—	—
President and CEO (1)	2004	180,000	54,200	50	—	—
Dorothy M. Cipolla	2005	105,400	—	76	—	—
CFO (2)	2004	84,284	—	50	—	—

(1)	Other annual compensation was for life insurance premiums and a holiday gift card.
(2)	Other annual compensation was for a holiday gift card.

          No Options / SARs were granted during 2004 or 2005.  On June 30, 2004, all Outstanding Options were cancelled per the Company’s re-organization plan.

          The following table sets forth certain information relating to options held by the named executive officers at December 31, 2005:

Aggregated Option/SAR Exercises in Last Fiscal Year
and FY-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at Year-End (#)(1)	Value of Unexercised In-the-Money Options/ SARs at Year-End ($)(1)(2)
Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)
			Exercisable/ Unexercisable	Exercisable/ Unexercisable

Danghui Liu	—	—	20,157 / 170,156	0 / 0
Dorothy Cipolla	—	—	16,250 / 82,500	0 / 0

(1)	No Options / SARs were issued by LaserSight in 2004.

(2)	Based on the $0.05 closing price of the common stock on The NASDAQ Stock Market for December 30, 2005 when such price exceeds or equals the exercise price for an option.

Compensation of Directors

          Each non-employee director receives a fee of $1,000 for each board or $500 for each committee meeting attended.  Effective June 30, 2004, directors receive $10,000 per year as compensation.  It is paid quarterly in arrears.  Directors who are also full-time employees of LaserSight will receive no additional cash compensation for services as directors.

Employment Agreements

          When the Company filed for Chapter 11 protection on September 5, 2003 all employment agreements in effect prior to that time were canceled.  At December 31, 2005 there were no employment contracts in effect.

Relocation Agreements

          When the Company filed for Chapter 11 protection on September 5, 2003, all relocation agreements in effect prior to that time were canceled.  At December 31, 2005 there were no relocation agreements in effect.

Compensation Committee Interlocks and Insider Participation

          During 2005, the role of the Compensation Committee was performed by the board of directors as a whole.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The following table sets forth certain information regarding ownership of LaserSight’s voting securities, as of December 31, 2005:

•	each person known to LaserSight to own beneficially more than 5% of LaserSight’s outstanding voting securities;
•	each of LaserSight’s directors;
•	each of LaserSight’s executive officers named in the summary compensation table; and
•	all of LaserSight’s directors and executive officers as a group.

          The beneficial ownership of LaserSight’s voting securities set forth in this table is determined in accordance with the rules of the Securities and Exchange Commission.  Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power as to all shares beneficially owned, subject to community property laws where applicable.

Certain Beneficial Owners

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of class

Common Stock	New Industries Investment Consultants (H.K.) Hong Kong, People’s Rebublic of China	7,229,868	72%
Common Stock	SunTrust Bank Atlanta, GA	1,092,518	10%

Directors and Officers

Title of Class	Name and Address of Beneficial Owner	Amount and nature of beneficial ownership	Percent of class

Common Stock	David Liu	193		*
Common Stock	Dorothy Cipolla	—		*
Common Stock	Zhaokai Tang	—		*
Common Stock	Guy Numann	—		*
Common Stock	Ying Zhi Gu	1,884		*
Common Stock	Xian Ding Weng	225		*
All directors and officers (6 people)		2,302		*

* Less than 1%

Item 12.  Certain Relations and Related Transactions

          NIMD transaction.  As a result of the Chapter 11 re-structuring, NIMD’s affiliate, NIIC loaned  $2.0 million to the Company.  $1 million was converted for 6,850,000 (68.5%) shares of the 9,997,195 newly issued common stock.  In addition, NIIC can convert the remaining $1.0 million of that loan, subject to certain restrictions, to 2,500,000 shares of the Company’s common stock and result in the purchaser holding approximately 78% of the Company’s common stock.

Item 13.  Exhibits.

          The Exhibit Index set forth on page 47 of this Form 10-KSB is hereby incorporated herein by this reference.

Item 14.  Principal Accountant Fees and Services

During 2005 and 2004 the Company was billed by Moore Stephens Lovelace, P.A. (“MSL”) for the following services:

	2005	2004

(a) Audit fees:	$154,057	$105,000
(b) Audit-related fees	2,057	3,467
(c) Tax fees	16,500	9,500
(d) All other fees	29,606	—

	$202,220	$117,967

          All MSL related work was approved in advance by the Audit Committee. All work performed by auditors was approved by the two members of the audit committee, Ms. Gu and Mr. Numann. All other fees included a review of tax calculations and audits of the company’s 401k Plan for 2002-2004. In 2005 KPMG, our former auditors were paid $4,987.

          On March 23, 2004, the Company announced the resignation of KPMG.  On May 20, 2004 the Company announced the appointment of Moore Stephens Lovelace, P.A., a Winter Park, Florida based CPA firm qualified to do SEC audit engagements.

SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2006	LASERSIGHT INCORPORATED

	By:	/s/ Danghui (“David”) Liu

Danghui (“David”), President and
Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Danghui (“David”) Liu	Dated: March 31, 2006

Danghui (“David”) Liu, President,
Chief Executive Officer and Director

/s/ Xian Ding Weng	Dated: March 31, 2006

Xian Ding Weng,
Chairman of the Board, Director

/s/ Guy W. Numann	Dated: March 31, 2006

Guy W. Numann, Director

/s/ Ying Gu	Dated: March 31, 2006

Ying Gu, Director

/s/ Zhaokai Tang	Dated: March 31, 2006

Zhaokai Tang, Interim Chief Financial Officer
(Principal accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Form 10-Q filed on November 14, 2002*).

3.2	Bylaws, as amended (filed as Exhibit 3.2 to the Company’s Form 10-Q/A filed on November 21, 2002*).

3.3	Certificate of Amendment of Certificate of Incorporation, (filed as Exhibit 10.11 to the Company’s Form 10-KSB filed on March 23, 2005*)

3.4

Rights Agreement, dated as of July 2, 1998, between LaserSight Incorporated and American Stock Transfer & Trust Company, as Rights Agent, which includes (I) as Exhibit A thereto the form of Certificate of Designation of the Series E Junior Participating Preferred Stock, (ii) as Exhibit B thereto the form of Right Certificate (separate certificates for the Rights will not be issued until after the Distribution Date) and (iii) as Exhibit C thereto the Summary of Stockholder Rights Agreement (filed as Exhibit 99.1 to the Form 8-K filed by the Company on July 8, 1998*).

10.1

Product Purchase Agreement dated February 2, 2004 between LaserSight Technologies, Inc. and Shenzhen New Industries Medical Development Co., Ltd.  (filed as Exhibit 99.8 to the Company’s Form 8-K/A filed on May 4, 2004*)

10.2

Distribution Agreement dated August 15, 2002 LaserSight Technologies, Inc. and Shenzhen New Industries Medical Development Co., Ltd. (filed as Exhibit 99.5 to the Company’s Form 8-K filed on August 30, 2002*)**.

10.3

Amendment No. 2 to Loan and Security Agreement dated as of August 15, 2002 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc. (filed as Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2002*).

10.4

Extension to Loan and Security Agreement dated as of March 12, 2003 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc. (filed as Exhibit 10.40 to the Company’s Form 10-K filed on March 31, 2003*)

10.5

Amendment No. 3 to Loan and Security Agreement dated as of March 31, 2003 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc. (filed as Exhibit 10.41 to the Company’s Form 10-K filed on March 31, 2003*)

10.6

Amendment No. 4 to Loan and Security Agreement and Limited Waiver dated as of June 30, 2004 among LaserSight Incorporated and subsidiaries and General Electric Capital Corporation as successor to GEHFS Holdings, Inc., formally known as Heller Healthcare Finance, Inc. (filed as Exhibit 10.8 to the Company’s Form 10-KSB filed on March 23, 2005*)

10.7

Amended and Restated Registration Rights Agreement dated June 30, 2004 between LaserSight Incorporated and General Electric Capital Corporation as successor to GEHFS Holdings, Inc., formally known as Heller Healthcare Finance, Inc. (filed as Exhibit 10.9 to the Company’s Form 10-KSB filed on March 23, 2005*)

10.8

Restated Promissory note for $1,000,000, effective June 30, 2004 made in favor of New Industries Investment Consultants (HK) Ltd. By LaserSight Incorporated and its subsidiary LaserSight Technologies, Inc. (filed as Exhibit 10.10 to the Company’s Form 10-KSB filed on March 23, 2005*)

10.11

Non-Exclusive License Agreement between the Company and WaveLight Laser Technologie AG, dated February 24, 2005, and effective March 3, 2005 (filed as Exhibit 10.1 to the Company’s Form 10-QSB filed on April 25, 2005*).

10.12	Amendment Number One to the Third Amended and Restated Secured Term Note between the Company and GE dated May 23, 2005 (filed as Exhibit 10.2 to the Company’s Form 10-QSB filed on August 5, 2005*).

10.13	Amendment Number One to the Restated Promissory Note between the Company and New Industries Investment Consultants (HK) Ltd. dated February 15, 2006

11	Statement of Computation of Loss Per Share (Included in Financial Statements in Item 7 hereof)

21	Subsidiaries of the Small Business Issuer

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certifications of CEO Pursuant to Section 1350

32.2	Certifications of CFO Pursuant to Section 1350

*Incorporated herein by reference. File No. 0-19671.

**Confidential treatment has been granted for portions of this document. The redacted material has been filed separately with the commission.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
LaserSight Incorporated:

We have audited the accompanying consolidated balance sheet of LaserSight Incorporated and Subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2005 and 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LaserSight Incorporated and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred substantial losses since its inception, and has a significant capital deficit at December 31, 2005.  These factors, among others, raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore Stephens Lovelace, P.A.

Certified Public Accountants Orlando, Florida February 24, 2006

LASERSIGHT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$336,478
Accounts receivable – trade- related party	1,430,591
Notes receivable - current portion	16,068
Inventories	1,586,093
Prepaid expenses	31,248

Total Current Assets	3,400,478
Property and equipment, net	88,774
Patents, net	416,396
Deposits with suppliers	190,973
Deferred financing costs, net	167,006

Total Assets	$4,263,627

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes Payable	$832,500
Accounts payable	97,844
Accrued expenses	283,666
Accrued license fees	164,302
Accrued Warranty	210,000
Deferred revenue	776,364

Total Current Liabilities	2,364,676
Note Payable - Related party	1,000,000
Note Payable tax assessor long term portion	70,262
Deferred royalty revenue	3,871,400
Commitments and contingencies
Stockholders’ equity(deficit):
Convertible preferred stock, par value $.001 per share; authorized 10,000,000 shares: none issued	—
Common stock – par value $.001 per share; authorized 100,000,000 shares; 9,997,195 shares issued, 9,997,193 outstanding	9,997
Additional paid-in capital	104,737,181
Unearned Stock Based Compensation	(88,571)
Accumulated deficit	(107,701,318)
Less treasury stock, at cost; 2 common shares	—

Total Stockholder’s Deficit	(3,042,711)

Total Liabilities and Stockholders Deficit	$4,263,627

See accompanying notes to the consolidated financial statements.

LASERSIGHT INCORPORATED
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2005 and 2004

	2005	2004

Revenues, net:
Products (Included revenues from related party of $4,920,962 and $6,176,666, respectively)	$5,292,223	$6,972,910
Royalties	1,029,591	939,240

	6,321,814	7,912,150
Cost of revenues:
Product cost	2,784,334	4,190,165

Gross profit	3,537,480	3,721,985
Research, development, and regulatory expenses	193,838	176,128
Other general and administrative expenses	2,388,113	3,101,472
Selling related expenses	116,268	820,690
Amortization of intangibles	33,516	33,516

	2,537,897	3,955,678

Net Income (loss) from operations	805,745	(409,821)
Other income and expenses:
Interest and other income	3,521	332,343
Interest expense	(323,262)	(520,143)
Gain on extinguishment of debt	—	15,287,634

Net Income before income tax benefit	486,004	14,690,013
Income tax benefit	—	—

Net Income	$486,004	$14,690,013

Net Income per common share – basic	$0.05	$0.78

Net Income per common share – diluted	$0.05	$0.52

Weighted average number of shares outstanding
– basic	9,997,000	18,870,000

– diluted	10,007,000	28,100,000

See accompanying notes to consolidated financial statements.

LASERSIGHT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
Years ended December 31, 2005 and 2004

	Preferred Stock		Common Stock		Additional Paid-in Capital	Unearned Stock Based Compensation	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit

	Shares	Amount	Shares	Amount

Balances at December 31, 2003	9,280,647	$9,281	27,987,141	$27,987	$103,801,064	—	$(122,877,335)	$(542,647)	$(19,581,650)
Bankruptcy Plan:
Conversion of preferred stock	(9,280,647)	(9,281)	360,000	360	8,921				—
Adjustment to existing common			(27,447,144)	(27,447)	27,447				—
Issue common to LSI creditors			1,116,000	1,116	161,820				162,936
Issue common to LST creditors			1,134,000	1,134	164,430				165,564
Issue common for DIP conversion			6,850,000	6,850	993,150				1,000,000
Cancel treasury stock			(2,802)	(3)	(542,644)		—	542,647	—
Warrants issued to GE			—	—	3,881		—	—	3,881
Net Income	—	—	—	—	—	—	14,690,013	—	14,690,013

Balances at December 31, 2004	—	—	9,997,195	$9,997	$104,618,069	$—	$(108,187,322)	$—	$(3,559,256)
Stock Options awarded	—	—	—	—	119,112	(88,571)	—	—	30,541
Net Income	—	—	—	—	—	—	486,004	—	486,004

Balances at December 31, 2005	—	—	9,997,195	$9,997	$104,737,181	$(88,571)	$(107,701,318)	$—	$(3,042,711)

See accompanying notes to consolidated financial statements.

LASERSIGHT INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 and 2004

	2005	2004

Cash flows from operating activities
Net income	$486,004	$14,690,013
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	62,374	99,385
Gain on forgiveness of debt	—	(15,287,634)
Amortization of discount on note payable	—	648
Additions to Note Payable for penality and interest	—	305,211
Stock options issued to employees	30,541	—
Changes in assets and liabilities:
Accounts and notes receivable, net	346,280	(1,712,548)
Inventories	129,831	1,646,061
Accounts payable	(65,999)	184,672
Accrued expenses	(221,798)	474,242
Deferred revenue	(154,937)	(1,039,240)
Other, net	290,707	(261,360)

Net cash provided by (used in) operating activities	903,003	(900,550)
Cash flows from investing activities
Purchases of property and equipment, net	(6,989)	(109,689)

Net cash used in investing activities	(6,989)	(109,689)
Cash flows from financing activities
Payments on debt financing	(937,048)	(427,222)
Proceeds from DIP Financing	—	1,250,000

Net cash provided by (used in) financing activities	(937,048)	822,778

Decrease in cash and cash equivalents	(41,034)	(187,461)
Cash and cash equivalents, beginning of period	377,512	564,973

Cash and cash equivalents, end of period	$336,478	$377,512

Non-cash investing and financing activity:
Issuance of warrants in conjunction with debt financing	$—	$3,882

See accompanying notes to the consolidated financial statements.

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

NOTE 1 Organization AND HISTORY; LIQUIDITY MATTERS

Organization and History

          LaserSight Incorporated (“LaserSight” or the Company) is the parent company of the following major wholly-owned operating subsidiaries:  LaserSight Technologies, Inc., which develops, manufactures and sells ophthalmic lasers and related products primarily for use in laser vision correction, including laser in-situ keratomileusis (LASIK) and photorefractive keratectomy (PRK) procedures and currently licenses patents related to refractive surgical equipment; and LaserSight Patents, Inc., which currently licenses patents related to refractive surgical procedures. The Company was incorporated in Delaware in 1987, but was inactive until 1991.  In July 1994, LaserSight was reorganized as a holding company. In September 2003 the Company filed a Chapter 11 bankruptcy petition, discontinued its keratomes and cosmetic product lines due to cash flow problems, these lines never generated significant revenues, and re-focused its marketing and sales efforts to the international market, mainly China. Our principal offices and mailing address are 6848 Stapoint Court, Winter Park, Florida 32792, our telephone number is (407) 678-9900 and our address on the World Wide Web is www.lase.com.

Liquidity Matters

          On September 5, 2003 the Company and two of its subsidiaries (“the Debtors”) filed a voluntary petition for relief in the United States Bankruptcy Court, Middle District of Florida, Orlando Division, (“the Bankruptcy Court”) under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (“the Bankruptcy Code or Chapter 11”). The Debtors continued to operate their businesses as debtors-in-possession (“DIP”) through the close of business June 9, 2004.  The Company filed a plan of reorganization (the Plan) with the Bankruptcy Court on April 28, 2004. In May 2004, the Bankruptcy Court confirmed the Plan.  The Company emerged from Chapter 11 on June 10, 2004.  A final decree of bankruptcy was obtained on December 22, 2004.

          The Company has incurred significant losses and negative cash flows from operations in the year ended December 31, 2004 and has an accumulated deficit of approximately $107.7 million at December 31, 2005. The substantial portion of the losses is attributable to delays in Food and Drug Administration (FDA) approvals for the treatment of various procedures on the Company’s excimer laser system in the U.S. (a key approval for the treatment of nearsightedness with or without astigmatism was received in late September 2001) and the continued development efforts to expand clinical approvals of the Company’s excimer laser and other products.

          The Company had significant liquidity and capital resource issues relative to the timing of accounts receivable collection and the successful completion of new sales compared to ongoing payment obligations.  In July 2002, the Company announced it had entered a letter of intent with affiliated companies based in the People’s Republic of China (hereafter referred to as the “China Group” or the “China Transaction”), (see note 14). In 2003 and 2004, the China Group provided $2.0 million of debtor-in-possession financing. An agreement was signed with the China Group in February 2004; under the agreement the China Group agreed to purchase $12 million of lasers and products over the next twelve months.  The agreement allowed for two one-year extensions. As a result of the conversion of $1 million of DIP financing and the conversion of its preferred stock, the China Group became the controlling shareholder of the Company in June of 2004, owning 72% of the common stock.

          Management of the Company continues undertaking steps as part of a plan to attempt to continue to improve liquidity and operating results with the goal of sustaining Company operations. These steps include seeking (a) to increase sales; and (b) to control overhead costs and operating expenses.

          There can be no assurance the Company can successfully accomplish these steps. Accordingly, the Company’s ability to continue as a going concern is uncertain and dependent upon continuing to achieve improved operating results and cash flows or obtaining additional equity capital and/or debt financing. These consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that might be necessary should the Company be unable to continue in business.

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

          Management makes estimates and assumptions during the preparation of the consolidated financial statements relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying amount of intangibles; warranty obligations and valuation allowances for receivables and inventories. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Cash and Cash Equivalents consist of short-term, highly liquid investments with original maturities of three months or less when purchased.

          Credit Risk and Concentrations inherentin financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts and notes receivable.

          During 2005 and 2004, the Company received the vast majority of its revenue from one customer, the China Group. Approximately $ 1.4 million was due from the China Group as of December 31, 2005. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. Management believes the balance due from the China Group is fully collectable, accordingly, an allowance for uncollectible accounts has not been recorded. The loss of the China Group as a customer would have a significant adverse effect on the Company’s ability to continue as a going concern.

          The Company currently has two sole source providers for certain inventory components.  The loss of either of these two providers could have an adverse effect on the Company’s operations.

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

          Inventories consist primarily of laser systems parts and components and are stated at the lower of cost or market.  Cost is determined using the first-in, first-out method. In 2003 with the bankruptcy filing and the re-focus of the Company on the China market, an inventory obsolescence reserve of $3.5 million was recorded. In June and July 2004 $7.0 million of inventory was written off against this reserve.

          Property and Equipment is stated at cost.  Furniture and equipment are depreciated using the straight-line method over the estimated lives (three to seven years) of the assets.  Leasehold improve-ments are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset.  Such depreciation and amortization is included in other general and administrative expenses on the consolidated statements of operations.

          Patent costs associated with obtaining patents are capitalized as incurred and are amortized over their remaining useful lives (generally 17 years or less).

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

          Research and Development costs are charged to operations in the year incurred.  The cost of certain equipment used in research and development activities which have alternative uses is capitalized as equipment and depreciated using the straight-line method over the estimated lives (five to seven years) of the assets.

          Product Warranty Costs estimate future warranty obligations related to the Company’s products, typically for a period of one year. They are provided by charges to operations in the period in which the related revenue is recognized.

          The activity related to the Company’s warranty reserve for the years ended December 31, 2004 and 2005 is as follows:

Balance, December 31, 2003	$6,201,730
Warranty expense	408,304
Bankruptcy claims	(6,123,730)
Costs incurred	(82,834)

Balance, December 31, 2004	403,200
Warranty expense	326,000
Warranty Adjustments	(492,662)
Costs incurred	(26,538)

Balance, December 31, 2005	$210,000

          In June of 2004, as of the effective date of the reorganization plan, $6.1 million of the warranty reserves were relieved.

          During the year ended December 31, 2005 the Company had approximately $377,000 of warranty reserves that were reversed due to the expiration of the underlying warranties. In late 2005, based upon historical warranty claims, the Company reduced its estimated per machine warranty reserve which resulted in a reduction of $116,000 of the estimated warranty expense related to 2005 sales.

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

          Revenue is generally recognized revenue from the sale of its products in the period that the products are shipped to the customers.  The Company recognizes revenue from the sale of authorized procedure passwords at the time non-refundable payment is received and a password is provided to perform procedures.

          Royalty revenues from the license of patents owned are recognized in the period earned.  When the Company issues paid-up licenses, the revenue is recognized over the remaining life of the patent licensed on a straight-line basis.

          The Company recognizes revenue from sales of its topography software in accordance with Statement of Position (SOP) 97-2, “Software Revenue Recognition” as amended by SOP 98-9, “Modification of SOP 97-2 with Respect to Certain Transactions.” Revenue is recognized when persuasive evidence of an arrangement exits and delivery has occurred, provided the fee is fixed or determinable, collectibility is probable and the arrangement does not require significant customization or modification of the software.

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

          Revenues in multiple element arrangements are allocated to each element based upon the relative fair values of each element, based upon published list prices in accordance with Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.”

          Cost of Revenues consist of product cost.  Product cost relates to the cost from the sale of the Company’s products in the period that the products are shipped to the customers.

          Income (Loss) Per Share is computed using the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed using the weighted average number of common shares and common share equivalents outstanding during each period. Common share equivalents include options and warrants to purchase Common Stock, and are included in the computation using the treasury stock method if they would have a dilutive effect.

          The following is the reconciliation of the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2005 and 2004:

	2005	2004

Numerator, basic and diluted:
Income attributable to common stockholders	$486,004	$14,690,013

Denominator, basic and diluted:
Weighted average shares outstanding, basic	9,997,000	18,870,000

Weighted average shares outstanding, diluted	10,602,000	28,100,000

Basic and diluted
Income per share:
Income attributable to common stockholders-basic	$0.05	$0.78

Income attributable to common stockholders-diluted	$0.05	$0.52

          Common share equivalents, including contingently issuable shares, options and warrants, and are not included in the computation of diluted loss per share for 2004 and 2005 because their exercise prices were higher than average market prices of the Company’s Common Stock for the period. The following unaudited table presents earnings per share figures as if the reorganization of the capital structure discussed in Note 16 had taken place as of the beginning of the first period presented:

2004

Net income per common share – basic and diluted (unaudited)	$1.47
Weighted average number of common shares outstanding – basic and diluted (unaudited)	9,997,000

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

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

          Goodwill and intangible assets that are not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Under the provisions of SFAS No. 144, the Company did not recognize any impairment charges in 2005.

          Shipping and Handling Costs includes shipping and handling fees billed to customers in product revenues.  Shipping and handling costs associated with outbound freight are included in selling related expenses and totaled $84,000 and $137,000 for the years ended December 31, 2005 and 2004, respectively.

          Issuances of Equity Instruments to Non-Employees for services provided may be periodically issued in the form of common stock, stock options or warrants. The fair value of stock option and warrant issuances are determined when the performance commitment by the non-employee is reached using the Black Scholes option-pricing model.  The fair value is recorded as operating expense in the period over which the service is provided.

          Stock Option Accounting The Company accounts for share based payments made to employees in accordance with SFAS 123 (R) “Share-based Payments” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The fair value is typically recorded as unearned stock based compensation and then amortized to expense over the vesting period.

          The per share weighted-average fair value of stock options granted during the year ended December 31, 2005, was approximately $0.21, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

2005

Expected dividend yield	0%
Volatility	1,383% - 1,503%
Risk-free interest rate	4.47% - 4.67%
Expected life (years)	10

New Accounting Pronouncements

          In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47 (FIN 47) to clarify the guidance included in SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. If amounts cannot be reasonably estimated, certain disclosures will be required about the unrecognized asset retirement obligations. FIN 47 was adopted by the company in 2005. Adoption of this statement did not have a material impact on the company’s consolidated financial position.

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” The statement requires abnormal amounts of inventory costs related to amounts of idle freight, handling costs and spoilage to be recognized as current period expenses. The standard is effective for fiscal years beginning after June 15, 2005 with early adoption permitted. The company’s policy has been to handle inventory costs in a manner consistent with the provisions of this statement.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB No. 20 and SFAS No. 3.” The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005. The company’s financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

NOTE 3 — ACCOUNTS AND NOTES RECEIVABLE

          Accounts and notes receivable at December 31, 2005 were net of allowance for uncollectibles of approximately $224,800.

          The Company formerly provided internal financing for sale of its laser systems.  Sales for which there are no stated interest rate are discounted at a rate of eight percent, an estimate of the prevailing market rate for such purchases. Note receivable payments due within one year are classified as current. Maturity dates of notes receivable balances, less an allowance for uncollectibles, at December 31, 2005 are as follows:

Due in 2006	$16,068

NOTE 4 — INVENTORIES

          The components of inventories, net of reserves, at December 31, 2005 are summarized as follows:

Raw materials	$1,063,926
Work in process	470,596
Finished goods	151,571

$1,686,093
Allowance	(100,000)

$1,586,093

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 5 — PROPERTY AND EQUIPMENT

          Property and equipment at December 31, 2005 are as follows:

Leasehold improvements	$303,874
Furniture & equipment	726,793
Laboratory equipment	1,312,903

2,343,570
Less accumulated depreciation and amortization	2,254,796

$88,774

NOTE 6 — OTHER ASSETS

          Patents, acquired intangibles and other assets at December 31, 2005 are as follows:

2005

Diagnostic patents, net of accumulated amortization of $83,604	$416,396
Deposits	190,973
Deferred financing costs, net	167,006

$774,375

Acquired Intangible Assets

As of December 31, 2005 acquired intangible assets were comprised of the following:

	Gross Carrying Amount	Accumulated Amortization

Diagnostic Patents	$500,000	$(83,064)
Aggregate amortization expense for the year ended December 31, 2005		$33,516

Aggregate amortization expense for The year ended December 31, 2004		$33,516

Estimated amortization expense for The five years subsequent to December 31,
2006		$33,516
2007		33,516
2008		33,516
2009		33,516
2010		33,516

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 7 — EMPLOYEE BENEFIT PLANS

401(k) Plan

          The Company has a 401(k) plan for the benefit of substantially all of its full-time employees.  The plan provides, among other things, for employer-matching contributions to be made at the discretion of the Board of Directors.  Employer-matching contributions vest over a seven-year period.  The Company pays administrative expenses of the plan.  For the years ended December 31, 2005 and 2004, expense incurred related to the 401(k) plan, including employer–matching contributions, if any, was approximately $24,000 and $11,000, respectively.

NOTE 8 — NOTES PAYABLE

          On August 30, 2004 the Company renegotiated its existing GE note payable and signed a three-year amended note expiring on June 30, 2007.  The note bears interest of 9%.  The note is collateralized with all assets of the Company. Covenants include: minimum quarterly revenues of $1,000,000, minimum inventory of $1,500,000 and EBITDA of $550,000 per year on a rolling twelve-month basis.  As of December 31, 2005, we are in compliance with all loan covenants. GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if the China Group converts their remaining DIP loan to equity.  The warrant expires June 30, 2008. These warrants were valued and recorded as deferred financing costs.  As of December 31, 2005, the outstanding principal balance due on this note was approximately $814,000.

          The China Group provided $2 million of DIP financing, $1 million of the total was converted to 6,850,000 common shares on June 30, 2004.  The remaining $1 million note bears interest of 9%, with interest only payments due monthly.  It is a three-year balloon note.  The China Group has the option to convert the note to an additional 2,500,000 common shares. This note is subordinate to any GE liens on Company assets.

          Interest paid during 2005 and 2004 approximated $ 215,000 and $434,000, respectively.

          As part of the confirmed reorganization plan of bankruptcy, the 2002 and 2003 property taxes assessed were converted into a six-year note which bears 12% interest.  The note was established on June 30, 2004 for approximately $120,500. As of December 31, 2005, the outstanding principal balance due on this note was approximately $90,000.

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

          Future minimum principal payments for the next five years are as follows:

2006	832,500
2007	1,020,075
2008	20,075
2009	20,075
2010	10,037

1,902,762

NOTE 9 — DEFERRED REVENUE

          Deferred revenue at December 31, 2005 is as follows:

2005

Deferred royalty revenue	4,647,764
Less long-term portion	3,871,400

Current portion	$776,364

          During 2001, the Company received a total of $6.5 million in cash from two third parties for a non-exclusive license agreement to its U.S. Patent No. RE 37,504 (‘504 Scanning Patent) and another patent.  Of the total, $0.8 million was recorded as a payable to TLC Laser Eye Centers Inc. under a license sharing agreement.  This obligation was settled in bankruptcy.  In May 2002, the Company received a total of $2.6 million in cash from two third parties for non-exclusive license agreements to its ‘504 Scanning Patent.  These receipts were recorded as deferred revenue and is being amortized to revenue over the life of the patent, approximately 9 years.

NOTE 10 — STOCKHOLDERS’ EQUITY

          During the years ended December 31, 2005 and 2004, LaserSight received no proceeds from the exercise of warrants or stock options.

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

          Stock warrant activity during the years ended December 31, 2004 and 2005 indicated is as follows:

	Shares Under Warrant	Weighted Average Exercise Price

Balance at December 31, 2003	491,250	$4.13
Granted	100,000	$0.25
Terminated	(491,250)	$4.13

Balance at December 31, 2004	100,000	$0.25

Granted	—	$—
Terminated	—	$—

Balance at December 31, 2005	100,000	$0.25

          In June 2004 all outstanding warrants were cancelled pursuant to the Company’s re-organization plan.  See note 16.  The warrants outstanding as of December 31, 2005 expire June 30, 2008.

NOTE 11 — STOCK OPTION PLANS

          Options are currently issuable by the Board of Directors under the 2005 Equity Incentive Employee Plan (2005 Incentive Plan) which was approved by the Company’s stockholders in April 2005.

          Under the 2005 Incentive Plan employees, directors and suppliers of the Company are eligible to receive options.  Pursuant to terms of the 2005 Incentive Plan 1,000,000 shares of Common Stock may be issued at exercise prices of no less than 100% of the fair market value at date of grant, and options generally become exercisable in three annual installments on the anniversary dates of the grant.

	Shares Under Option	Wtd. Avg. Exercise Price

Balance at December 31, 2004	1,078,888	$2.82
Granted	—	$—
Cancelled	(1,078,888)	$2.82

Balance at December 31, 2004	—	$—
Granted	585,813	$0.22
Forfeited	(18,000)	$0.24

Balance at December 31, 2005	567,813	$0.22

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

          All outstanding options were cancelled June 30, 2004 pursuant to the Company’s re-organization plan (see note 16). The following table summarizes the information about stock options outstanding and exercisable at December 31, 2005:

Exercise Prices	Number of Shares Under Options	Weighted Average Exercise Price	Remaining Contractual Life (Years)	Number Exercisable

0.24	498,000	0.24	9.6	42,500
0.05	69,813	0.05	10.0	34,907

	567,813	0.22		77,407

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

NOTE 12 — INCOME TAXES

          There was no federal or state income tax expense for each of the years ended December 31, 2005 and 2004.

          Deferred tax assets and liabilities consist of the following components as of December 31, 2005:

2005

Deferred tax liabilities:	—
Deferred tax assets:
Acquired technology	$1,050,000
Inventory	145,000
Receivable allowance	85,000
License fees	1,748,000
Warranty accruals	79,000
Property and equipment	59,000
NOL carry forward	39,924,000
Other tax credits	149,000

43,239,000
Valuation allowance	(43,239,000)

Net deferred tax asset (liability)	—

          Realization of deferred tax assets is dependent upon generating sufficient taxable income prior to their expiration.  Management believes that there is a significant risk that these deferred tax assets may expire unused and, accordingly, has established a valuation allowance against them.

          There were no payments for income taxes during the years ended December 31, 2005 and 2004.

          At December 31, 2005, the Company has net operating loss carry forwards for federal income tax purposes of approximately $94 million which may be available to offset future federal taxable income and begin to expire in the year 2018.  The utilization of the Company’s net operating losses and credit carry forwards are severely limited under Section 382 of the Internal Revenue Code due to changes in the ownership of the company.    In addition, the Company has other tax credit carry forwards of approximately $256,000 that begin to expire in the year 2007.

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

          For the years ended December 31, 2005 and 2004, the difference between the Company’s effective income tax provision and the “expected” tax provision, computed by applying the federal statutory income tax rate to loss before provision for income taxes, is reconciled below:

	2005	2004

“Expected” tax benefit	$165,241	$4,995,000
State income taxes, net of federal income tax benefit	13,365	404,000
Nondeductible expenses	9,722	10,000
Valuation allowance	(188,328)	(5,409,000)
Other items, net	—	—

Income tax expense	—	$—

NOTE 13 — SEGMENT INFORMATION

          At December 31, 2005, the Company’s continuing operations principally include refractive products and patents.  Refractive product operations primarily involve the development, manufacture, and sale of ophthalmic lasers and related devices for use in vision correction procedures. Patent services involve the revenues and expenses generated from the ownership of certain refractive laser procedure patents.

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

Segment information is as follows:

	2005	2004

Operating revenues:
Refractive products	$5,292,223	$6,972,910
Patent services	1,029,591	939,240

Total revenues	$6,321,814	$7,912,150

Operating profit (loss):
Refractive products	$(1,385,110)	$(553,104)
Patent services	1,029,591	939,240
General corporate	(450,226)	(795,957)

Loss from operations	$805,745	$(409,821)

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	2005	2004

Identifiable assets:
Refractive products	$4,096,622	$4,870,266
Patent services	—	—
General corporate assets	167,005	255,304

Total assets	$4,263,627	$5,125,570

Depreciation and amortization:
Refractive products	$62,374	$99,385
Patent services	—	—
General corporate	—	—

Total depreciation and amortization	$62,374	$99,385

          Amortization of deferred financing costs and accretion of discount on note payable of $108,631 and $81,036 for the years ended December 31, 2005 and 2004, respectively, is included as interest expense in the table below.

	2005	2004

Capital expenditures:
Refractive products	$6,989	$109,689
General corporate	—	—

Total capital expenditures	$6,989	$109,689

Interest & other income:
Refractive products	$3,521	$20,297
General corporate	—	312,046

Total interest income	$3,521	$332,343

Interest expense:

General corporate	$323,262	$520,143

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

          The following table presents the Company’s refractive products segment net revenues by geographic area, based on location of customer, for the two years ended December 31, 2005.  The individual countries shown generated net revenues of at least 10% of the total segment net revenues for at least one of the years presented.

	2005	2004

Geographic area:
China	$4,925,062	$6,176,666
Other	367,161	796,244

Total refractive product revenues	$5,292,223	$6,972,910

	2005	2004

Export sales are as follows:
North and Central America	$66,628	$160,442
South America	—	333,404
Asia	4,925,062	6,176,666
Europe	234,408	505,275
Africa	66,125	97,123

	$5,292,223	$6,972,910

          The geographic areas above include significant sales to the following countries:  North and Central America –Mexico; South America – Brazil; Asia – China and Malaysia; Europe – Spain, Italy, Israel and Africa.  In the Company’s experience, sophistication of ophthalmic communities varies by region, and is better segregated by the geographic areas above than by individual country.

          Revenues from one customer of the refractive products segment totaled approximately $4.9 million in 2005 or 78% and $6.2 million in 2004 or 78% of the Company’s consolidated revenues.  See note 14.  This customer is a related party who owns 72% of the Company’s stock.

NOTE 14 —RELATED PARTY TRANSACTIONS

          During 2000, the Company sold one laser system to a physician associated with a director of the Company for $240,000.  At the time of the sale, the Company expected the physician to obtain third party financing for the system and to be paid in full.  Since that time, the physician financed and paid the Company $100,000 and began making monthly payments towards the balance.  During the year ended December 31, 2004, the Company recognized procedure fee revenues of approximately $6,000 related to this laser. As of December 31, 2005, $16,068 is included in notes receivable and the Company is receiving approximately $3,000 per month.  During the year ended December 31, 2005, the Company additionally recognized procedure fee revenues of approximately $5,000 related to this laser.

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

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

          In October 2002, the investment called for under the agreements with the China Group was completed.  In exchange for its $2.0 million investment, the Company issued the China Group 9,280,647 shares of Series H Convertible Preferred Stock that, subject to certain restrictions, could be converted into 18,561,294 shares of the Company’s Common Stock and result in the purchaser holding approximately 40% of the Company’s Common Stock in 2003 and 2004.  The China Group provided $2.0 million of debtor-in-possession financing. The DIP financing was an interest only note, at 9%. The note matured when the Company’s re-organization was conformed by the bankruptcy court or April 30, 2004, which ever occurred first.  The re-organization plan as confirmed included a provision for $1 million to be converted to 6,850,000 new common shares. The remaining $1 million was converted into a three-year interest only note.  The note bears an interest rate of 9% and has a balloon payment due June 30, 2007.  The China Group has the option to convert the remaining $1 million for an additional 2,500,000 common shares.

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

          Revenues from the China Group approximated $4.9 million and $6.2 million for the years ended December 31, 2005 and 2004, respectively.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Italian Distributor

          In February 2003, an Italian court issued an order restraining the Company from marketing its AstraPro software at a trade show in Italy.  This restraining order was issued in favor of LIGI Tecnologie Medicali S.p.a.  (LIGI), a distributor of the Company’s products, and alleges that its AstraPro software product infringes certain European patents owned by LIGI.  The Company retained Italian legal counsel to defend the Company in this litigation, and the Company was informed that the Italian court has revoked the restraining order and had ruled that LIGI must pay the Company’s attorney’s fees in connection with its defense of the restraining order.  In addition, the Company’s Italian legal counsel informed the Company that LIGI had filed a motion for a permanent injunction. The Company believes that its AstraPro software does not infringe the European Patents owned by LIGI, but due to cash flow constraints the Company has not been able to continue to defend its rights to distribute the AstraPro software in the European markets.  Management believes that the outcome of this litigation will not have a material adverse impact on the Company’s financial condition or results of operations. Since the Chapter 11 petition does not apply to foreign courts, this action is still pending.

Lease Obligations

          The Company leases office space and certain equipment under operating lease arrangements.

          Future minimum payments un-der non-cancelable operating leases, with initial or remaining terms in excess of one year, as of December 31, 2005 are approximately as follows:

2006	$189,000
2007	189,000
2008	32,000

          Rent expense during 2005 and 2004 was approximately $197,000 and $183,000, respectively.

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Other Commitments

          The Company owes royalties to third parties on certain products sold, primarily international laser sales, generally at a rate of 6% of the sales price after certain adjustments.  Such royalties are expensed at the time of sale and paid quarterly based on cash collections in accordance with the license agreement.

NOTE 16 – VOLUNTARY REORGANIZATION UNDER CHAPTER 11

Bankruptcy Proceedings

          On September 5, 2003, the Company and two of its subsidiaries filed a voluntary petition for relief in the Bankruptcy Court under Chapter 11. The Debtors continued to operate their businesses as debtors-in-possession through the close of business June 9, 2004.  The Company filed a plan of reorganization (the Plan) with the Bankruptcy Court on April 28, 2004 the Bankruptcy Court confirmed the Plan.  The Company emerged from Chapter 11 on June 10, 2004. A final decree of bankruptcy was issued on December 22, 2004.

          Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the federal bankruptcy laws were stayed while the Company continued business operations as debtor-in-possession. These claims were relieved by the issuance of stock to creditors in 2004. The majority of secured claims were held by Heller Healthcare Finance, Inc and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively “GE”).

Restructuring Charge

          Additionally, the company recognized reorganization charges of approximately $7.6 million during 2003.  In applying Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, the Company recognized the following expenses in 2003:

Write off patents	$4,098,607
Inventory obsolescence	3,588,039
Other	(54,373)

$7,632,273

Bad debt reserve	$2,578,304
Accrued commissions/licenses	(2,210,174)

Net bad debt expense	$368,130

The inventory obsolescence was classified as part of cost of revenues.

Additional expenses recognized per approved bankruptcy claims:

Warranty reserve	$4,640,319
Salaries/severance	791,307
General & administrative	68,253

$5,499,879

          The China Group owned 40% of the Company before bankruptcy and they own 72% of the Company after bankruptcy. The fresh start provisions of SOP 90-7 are followed if the pre-petition shareholders do not control more than 50% of the post-petition entity. The Company determined that since this was not the case, that fresh start reporting could not be adopted.

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

          On June 30, 2004, the Company cancelled all outstanding stock, options and warrants and issued 9,997,195 new shares of common stock.  The shares were distributed as follows:

Creditors of LSI	1,116,000
Creditors of LST	1,134,000	(1)
Old Preferred Stockholders	360,000
Old common stockholders	539,997	(2)
Cancel treasury stock	(2,802)
Conversion of $1 million DIP
Financing	6,850,000

	9,997,195

(1)	These shares were issued in January of 2005, after a creditor objection to claim was settled.
(2)	The old common stock was converted at a ratio of 51.828 to 1. Due to rounding on conversion only 539,997 shares were issued.

          In June of 2004, the effective date of the re-organization plan, the following liabilities were relieved:

Accounts Payable	$2,905,814
Accrued TLC license fee	825,500
Accrued salaried/severance	235,367
Accrued warranty	6,125,730
Accrued Ruiz license fees	3,471,613
Deposits/service contracts	720,399
Other accrued expenses	1,331,711

$15,616,134
Stock issued to creditors	(328,500)

Gain on forgiveness of debt	$15,287,634

          The new common stock issued to the creditors was valued at $0.146 per share, or $328,500, which was deducted from the forgiven liabilities.   The stock value per shares is the same amount as the $1,000,000 of DIP financing converted to equity.  In June 2004, $8.4 million of accounts and notes receivable were written off against the allowance for doubtful accounts.