Form 10QSB
period 2006-03-31
LASERSIGHT INC /DE
filed 2006-05-15
CIK 879301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10–QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2006

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S–B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10–QSB or any amendment to this Form 10–QSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The issuer’s revenues for its most recent fiscal year were $6,321,814.

The aggregate market value of the voting and non-voting equity held by non–affiliates of the issuer based on the closing sale price on May 11, 2006, was approximately $107,970.  Shares of common stock held by each officer and director and by each person who has voting power of 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☒	No ☐

Number of shares of common stock outstanding as of April 30, 2006: 9,997,993

Transitional Small Business Disclosure Format (Check one):

Yes ☐	No ☒

LASERSIGHT INCORPORATED AND SUBSIDIARIES

Except for the historical information contained herein, the discussion in this report contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934) that involve risks and uncertainties.   LaserSight’s actual results could differ materially from those discussed here.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors and Uncertainties” in this report and in LaserSight’s Annual Report on Form 10-KSB for the year ended December 31, 2005.  LaserSight undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect any future events or developments.

PART 1 - FINANCIAL INFORMATION

LASERSIGHT INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

March 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$199,751
Accounts receivable – trade, net (including receivables from related parties of $993,651)	1,042,814
Notes receivable - current portion, net	5,821
Inventories, net	1,523,457
Prepaid expenses	28,244

Total Current Assets	2,800,087
Property and equipment, net	84,576
Patents, net	408,017
Deposits with suppliers	162,133
Deferred financing costs, net	139,171

Total Assets	$3,593,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes Payable	$595,635
Accounts payable	91,024
Accrued expenses	340,378
Accrued license fees	143,359
Accrued Warranty	218,886
Deferred revenue	776,364

Total Current Liabilities	2,165,646
Note Payable Related party- convertible	1,030,000
Note Payable long term portion	63,626
Deferred royalty revenue	3,677,309
Commitments and contingencies
Stockholders’ deficit:
Convertible preferred stock, par value $.001 per share; authorized 10,000,000 shares; none issued	—
Common stock – par value $.001 per share; authorized 100,000,000 shares; 9,997,195 shares issued and 9,997,193 outstanding	9,997
Additional paid-in capital	104,738,681
Unearned Stock Based Compensation	(79,042)
Accumulated deficit	(108,012,233)
Less treasury stock, at cost; 2 common shares	—

Total Stockholders’ Deficit	(3,342,597)

Total Liabilities and Stockholders’ Deficit	$3,593,984

See accompanying notes to the condensed consolidated financial statements.

LASERSIGHT INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005

Revenues:
Products	$422,002	$1,907,390
(including revenues from related parties of $183,060, and $1,879,712, respectively)
Royalties	194,091	260,505

	616,093	2,167,895
Cost of revenues:
Product cost	236,512	995,280

Gross profit	379,581	1,172,615

Research and development and regulatory expenses	32,001	52,752

Other general and administrative expenses	554,329	673,117
Selling-related expenses	32,643	259,392
Amortization of intangibles	8,379	8,379

	595,351	940,888

Income (loss) from operations	(247,771)	178,975
Other income and expenses:
Interest and other income	6,362	1,039
Interest expense	(69,504)	(88,879)

Income (loss) before income tax (expense) benefit	(310,913)	91,135
Income tax (expense)/benefit	—	—

Net Income (loss)	$(310,913)	$91,135

Income (loss) per common share
Basic and diluted	$(0.03)	$0.01

Weighted average number of shares outstanding
Basic and diluted	9,997,000	9,997,000

See accompanying  notes to the condensed consolidated financial statements.

LASERSIGHT INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 and 2005
(unaudited)

	March 31, 2006	March 31, 2005

Cash flows from operating activities
Net income	$(310,913)	$91,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,577	12,352
Amortization of discount on note payable and deferred financing costs	28,158	25,759
Amortization of stock based compensation	11,030	—
Changes in assets and liabilities:
Accounts and notes receivable, net	398,024	(769,831)
Inventories	62,636	(41,204)
Accounts payable	(6,820)	34,446
Accrued expenses	44,652	41,506
Deferred revenue	(194,091)	599,336
Other	31,844	82,612

Net cash provided by operating activities	77,097	76,111

Cash flows from financing activities
Borrowings on debt financing	30,000	—
Payments on debt financing	(243,824)	(309,123)

Net cash used in financing activities	(213,824)	(309,123)

Change in cash and cash equivalents	(136,727)	(233,012)

Cash and cash equivalents, beginning of period	336,478	377,512

Cash and cash equivalents, end of period	$199,751	$144,500

See accompanying notes to the condensed consolidated financial statements.

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three-Month Periods Ended March 31, 2006 and 2005

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (“LaserSight” or the “Company”) as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005, have been prepared in accordance with the requirements for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight’s annual report on Form 10-KSB for the year ended December 31, 2005.  In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, consisting only of normal, recurring adjustments, for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented.  There are no other components of comprehensive income other than the Company’s consolidated financial position and the results of operations and cash flows for the periods presented.  There are no other components of comprehensive income other than the Company’s consolidated net income for the three-month periods ended March 31, 2006 and 2005.  The results of operations for the three-month periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

The Company’s business is subject to various risks and uncertainties, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  The Company has suffered recurring losses from operations and has a significant accumulated deficit that raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described below, see Note 8.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts receivable due from Shenzhen New Industries Medical Development Co., Ltd. (“NIMD”), a related party (see note 6), as of March 31, 2006 totaled $993,651, which was virtually all of the accounts receivable balance at March 31, 2006. $810,591 of NIMD’s balance is over ninety days past due. As of May 12, 2006, $460,651 of NIMD’s accounts receivable balance remains uncollected.  While we have verbal promises from the NIMD to pay the accounts receivable balance, we have no guarantee that payment will be made. Management continues to believe that it will fully realize the balance due, but the ultimate realization thereof cannot be assured. The loss of NIMD as a customer or the non-payment or slow payment of monies owed to the Company would have a significant adverse effect on the Company’s ability to continue as a going concern.

NOTE 2	CRITICAL ACCOUNTING POLICIES

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates that affect the amounts and disclosures in the financial statements.  Actual results could differ from these estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-KSB, for the year ended December 31, 2005, in the Critical Accounting Policies and Estimates section of “Item 7. - Management’s Discussion and Analysis or Plan of Operation.”

NOTE 3	PER SHARE INFORMATION

Basic income per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied).  Diluted income per common share is computed using the weighted average number of common shares, contingently issuable shares (to the extent that all necessary contingencies have been satisfied), and common share equivalents outstanding during each period. Common share equivalents, including options and warrants to purchase Common Stock, are included in the computation using the treasury stock method. The dilutive effect of convertible securities is computed using the if-converted method. The computation of dilutive earnings per share excludes the effect of the assumed conversion or exercise or contingent issuance of securities that would have an antidilutuve effect on earnings per share. For the period ended March 31, 2006, 585,000 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of common shares during the period, and therefore inclusion would have been antidilutive.

NOTE 4	INVENTORIES

Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market.  Cost is determined using the first-in first-out method.  The components of inventories at March 31, 2006 are summarized as follows:

March 31, 2006

Raw material	$893,530
Work in Process	566,776
Finished Goods	163,151
Reserve	(100,000)

$1,523,457

NOTE 5	AMENDED LOAN AGREEMENT

The Company signed a three-year note with Heller Healthcare Finance, Inc (“Heller”) and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively “GE”) on August 30, 2004. The note expires on June 30, 2007.  The note bears interest of 9%.  The note is secured by all Company assets.  The note contains certain covenants, which require the Company to maintain a minimum inventory balance of $1,500,000, minimum quarterly revenues of $1,000,000 and an annual net income provision.  For the year ended December 31, 2005 and any subsequent trailing twelve month periods, as measured on the last day of each calendar quarter, the Company’s earnings before interest, taxes, depreciation and amortization cannot fall below $550,000.    As of May 12, 2006, we are not in compliance with all covenants of our loan agreement. Discussions are underway with GE to request a waiver. The Company has not met minimum quarterly revenue targets of $1,000,000, a rolling twelve-month $550,000 of EBIDTA and has not presented a budget for 2006.

GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if the New Industries Investment Group (the “China Group” see Note 6), converts its DIP loan to equity.  The warrant expires June 30, 2008.

NOTE 6	CHINA BACKGROUND

Shenzhen New Industries Medical Development Co., Ltd. (“NIMD”) was founded and incorporated by the Medical Investment Department in 1995 by its parent company, New Industries Investment Group (“NII”) of the People’s Republic of China. It specializes in marketing and distribution of LASIK surgery devices and equipment, as well as in investment and operation of LASIK clinical centers in Chinese market.

In the past decade, NIMD invested and operated PRK/LASIK excimer laser refractive surgery centers in joint venture with hospitals and medical institutes in China. New Industries Investment Consultants (H.K.) Ltd (“NIIC”) specializes in hi-tech business investment and consulting services. It is registered in Hong Kong. It was incorporated in 1994 by its principal investor Mr. Xianding Weng (a major shareholder of NII, NII’s CEO and the Company’s Chairman of the Board of Directors). NIIC, NII and NIMD are collectively referred to herein as the “China Group”.

In 2003 and 2004, the China Group provided $2 million of debtor-in-possession (“DIP”) financing to the Company.  On June 30, 2004, $1 million of the DIP financing was converted into 6,850,000 shares of common stock. As of March 31, 2006, the China Group controlled approximately 72% of the Company’s common stock.  Company revenues from the China Group were approximately $183,000 and $1.9 million in the three months ended March 31, 2006 and 2005, respectively.  Accounts receivable due from the China Group as of March 31, 2006 was $993,651, virtually all of the accounts receivable balance at March 31, 2006. $810,591 of the China Group’s balance is over ninety days past due. As of May 12, 2006, $460,651 of the accounts receivable balance remains unpaid.

NOTE 7	STOCK BASED COMPENSATION

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

The per share weighted-average fair value of stock options granted during the year ended December 31, 2005, was approximately $0.21, on the dates of grant using the Black Scholes option-pricing model with the following weighted-average assumptions:

2005

Expected dividend yield	0%
Volatility	1,383% - 1,503%
Risk-free interest rate	4.47 - 4.67%
Expected life (years)	10

In May 2005 and December 2005, the Board of Directors approved the issuance of options to purchase 498,000 shares and 69,813 shares, respectively, of the Company’s Common Stock with an estimated fair value of approximately $119,000.  The options were issued to employees and Directors and have various vesting schedules, but all are exercisable for ten years. Amortization of unearned stock-based compensation for the three months ended March 31, 2006 and 2005 was $11,030 and $0, respectively. During 2006 the Company has not issued any employee stock options.

NOTE 8	CONTINGENCIES

Liquidity

The Company incurred a net loss and had negative cash flows during the three-months ended March 31, 2006 and had an accumulated deficit of $108 million at March 31, 2006.  Additionally, the Company’s revenues declined and are significantly dependant upon NIMD.

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

The Company’s operations principally include refractive products.  Refractive product operations primarily involve the development, manufacture and sale of ophthalmic lasers and related devices for use in vision correction procedures.  Patent services involve the revenues and expenses generated from the ownership of certain refractive laser patents.

Operating profit is total revenue less operating expenses.  In determining operating profit for operating segments, the following items have not been considered:  general corporate expenses, non-operating income and expense and income tax expense. Identifiable assets by operating segment are those that are used by or applicable to each operating segment.  General corporate assets consist primarily of deferred financing costs.

The table below summarizes information about reported segments as of and for the three months ended March 31, 2006 and 2005:

SEGMENT INFORMATION

Three months ended March 31,

	Operating Revenues	Operating Profit (Loss)	Assets	Depreciation and Amortization	Capital Expenditures

2006
Operating segments:
Refractive products	$422,002	$(288,758)	$3,445,535	$13,212	—
Patent services	194,091	194,091	—	—	—
General corporate	—	(153,104)	148,449	27,523	—

Consolidated total	$616,093	$(247,771)	$3,593,984	$40,735	$—

2005
Operating segments:
Refractive products	$1,907,390	$187,939	$5,353,325	$12,352	—
Patent services	260,505	260,505	—	—	—
General corporate	—	(269,469)	229,869	25,758	—

Consolidated total	$2,167,895	$178,975	$5,583,194	$38,110	—

NOTE 10	REGISTRATION OF PRODUCT

The Company started the renewal registration process to sell our laser products in China in early 2005. Our laser product registration in China expired in December 2005.  Until we receive the renewal of the product registration, we cannot sell our laser products in China.

After responding to requests for more information from the State Food and Drug Administration in China and conducting tests at a government selected laboratory, our application for renewal was accepted in early 2006.  We expect the renewal will be granted in the second quarter of 2006.

Our product CE certificate expired in February this year, and we are in the process of renewing this certificate also. We cannot sell our products to customers where CE certificate is required before we receive the renewed certificate. We expect to receive our CE certificate in the second quarter of 2006.

NOTE 11	NEW BUSINESS MODEL DEVELOPMENT IN CHINA

The Company is currently developing and evaluating a revenue-sharing business model (Per Procedure Fees charged to users, the “PPF” model) with the Company’s users in China. To capitalize on the fast growth of the procedure volumes in China’s market, management believes that this business model will provide the Company with a long-term steady cash flow and better profitability from the market. This revised business model would be implemented on a prospective basis.

Item 2. Management’s Discussion and Analysis or Plan  of Operation.

Forward-Looking Statements and Associated Risks

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT’S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS “ANTICIPATES”, “EXPECTS”, “INTENDS”, “PLANS”, “BELIEVES”, “SEEKS”, “ESTIMATES”, VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS.  THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS.  THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN “PART I – ITEM 1 – DESCRIPTION OF BUSINESS – RISK FACTORS” AND PART II – ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS” CONTAINED IN THE COMPANY’S FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.  UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.  INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY’S STOCK.

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

WaveLight Transaction

          In March 2005 we executed a worldwide non-exclusive license agreement with WaveLight Laser Technologie AG (“WaveLight”) to use and reproduce the Lin Scanning Patents for products to be used in ophthalmic surgery, which became effective on March 3, 2005, and an option to acquire a license to the Company’s Apple Patents. Both the non-exclusive license and the option include certain WaveLight co-enforcement rights. As consideration for the license, we had received payments totaling $900,000 by October 2005. $45,000 in broker fees were paid to an unrelated party for their assistance in closing this transaction.  The agreement terminates when the patents expire, or earlier in the event of the occurrence of certain events of default.

New Business Model

          Since the beginning of this year, we have been developing a revenue-sharing business model with our users in China, (Per Procedure Fees charged to users, or the “PPF” model). We believe this business model will provide us a long-term steady cash flow and better profitability.  It will allow us to capitalize on the fast growth of the procedure volumes in China’s market. This revised business model would be implemented on a prospective basis. The plan concept is to change less at the original purchase date, but to charge a PPF fee over the life of the contract. To prepare for these changes in our China market, we have developed plans, including seeking capital infusion by long-term loan or equity, and preparing detailed plans for our operation in China. We believe we will have some trial results of our PPF model in China in the second quarter of this year.

Results of Operations

          The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period.  Any trends illustrated in the following table are not necessarily indicative of future results.

	As a Percentage of Net Sales Three Months Ended Mar 31,		Three Months Ended Mar 31,

	2006	2005	2006 vs. 2005

Statement of Operations Data:
Net Revenues:
Refractive products	68.5%	88.0%	-77.9%
Patent services	31.5%	12.0%	-25.5%

Net Revenues	100.0%	100.0%	-71.6%
Cost of Revenue	38.4%	45.9%	-76.2%

Gross Profit (1)	61.6%	54.1%	-67.6%
Research, development and regulatory expenses (2)	5.2%	2.4%	-39.3%
Other general and administrative expenses	90.0%	31.0%	-17.6%
Selling-related expenses (3)	5.3%	12.0%	-87.4%
Amortization of intangibles	1.4%	0.4%	0.0%

Net Income from operations	-40.2%	8.3%	-238.4%

(1)	As a percentage of net revenues, the gross profit for refractive products only for the three months ended March 31, 2006 and 2005 were approximately 44% and 48%, respectively.

(2)	As a percentage of refractive product net sales, research, development and regulatory expenses for the three months ended March 31, 2006 and 2005, were approximately 8% and 3%, respectively.

(3)	As a percentage of refractive product net sales, selling-related expenses for the three months ended March 31, 2006 and 2005 were approximately 8% and 14%, respectively.

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005

          Our consolidated revenues totaled approximately $0.6 million for the three months ended March 31, 2006 a decrease of approximately $1.6 million or 72% compared to revenues for the three months ended March 31, 2005 of approximately $2.2 million. The decrease was primarily attributable to decreased sales of laser systems. Two lasers systems were sold in the first quarter of 2006 and eight were sold in the first quarter of 2005. For the three months ended March 31, 2006, parts revenues were $31,000 compared to $24,000 for the three months ended March 31, 2005. This also included a $0.1 million reduction in sales of our AstraMax ® diagnostic workstation; no AstraMax sales were recorded in the three months ended March 31, 2006 compared to four for the comparable period in 2005. Our 2006 budget projected laser sales at 27 for the year.  We still feel we will ship 27 lasers but the sales will occur primarily in the last six months of the year. If we do not receive product registration renewals as planned we may not be able to make and sell 27 lasers this year.

          Net revenues from patent services decreased by approximately $66,000, or 25%, from approximately $261,000 for the three months ended March 31, 2005 to approximately $194,000 for the three months ended March 31, 2006. The reduction in royality revenues is due to a portion of the deferred revenue becoming fully amortized. During the first quarter of 2005, the Company licensed its Lin scanning patent for $855,000, net of expenses of $45,000. This deferred revenue is being amortized over the remaining life of the patent, approximately seven years.

          Geographically, China has become our most significant market with $183,000 in revenue during the three months ended March 31, 2006, as compared to approximately $1.9 million for the three months ended March 31, 2005.

          Consolidated cost of sales includes direct material costs, manufacturing wages, inbound freight, rework, scrap and standard cost variances.  For the three months ended March 31, 2006, consolidated cost of sales of $237,000 was approximately 38% of net revenues of $616,000, compared to the same period in 2005 when our cost of sales was approximately 46% of net revenues. For the three months ended March 31, 2006, consolidated cost of sales of $237,000 was approximately 56% of product revenues of $422,000, compared to the same period in 2005 when our cost of sales was approximately 52% of product revenues. The improvement of 2006 margins is primarily related to improved margins on part sales and reclaimed inventory from returned lasers. For the remainder of 2006, our emphasis will be on continued unit cost reductions driven by efficient purchasing and limited re-design of our product. Our goal is to maintain a 47% consolidated cost of sales.

          Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Selling-related expenses for the three months ended March 31, 2006 decreased $227,000, or 87%, to $33,000 from $259,000 during 2005. This decrease was primarily attributable to reduced licensing fees and warranty reserves due to lower sales and lower shipping costs.  Our 2006 operating plan projected our selling-related expense ratio to be 11% of net revenues. For the three months ended March 31, 2006, selling-related expenses were 5% of revenues primarily due to the reduction in the warranty reserve and shipping costs. Our current plan projects our selling-related expense ratio to be 9% of net revenues for the remainder of 2006.

          General and administrative expenses decreased by $119,000, or 18%, to $554,000 in the three months ended March 31, 2006, from $673,000 for the same period in 2005. The decrease was primarily due to lower legal fees, and accounting fees, salaries and insurance premiums. The current plan projects our general and administrative expenses ratio to be 28% of net revenues. This is a higher percentage than our original budget which is caused by general and administrative expenses remaining similar to our original projections while revenues were lower than originally forecasted.

          Research, development and regulatory expenses decreased by $21,000 to $32,000 for the three months ended March 31, 2006 from $53,000 for the three months ended March 31, 2005. Even though our resources are limited, we continue to offer improvements to our product. Our operating plan for fiscal 2006 projected business levels that would require research, development and regulatory expenses to be similar to 2005.

          In the three months ended March 31, 2006, amortization of intangibles remained unchanged at $8,400. In accordance with our operating plan, amortization of intangibles will be at a rate of approximately $33,000 per year.

          Other income and expense for the three months ended March 31, 2006 consisted of the following:

•	We received $253 of interest income on notes receivable.

•	$6,108 was received as abandoned property from various states.

•

In the three months ended March 31, 2006, we accrued $69,000 in interest expense.  All of the accrued interest was paid except for $22,500 of accrued interest for the DIP financing. The interest expense includes $28,000 of amortized financing costs.  The amortization of financing costs is $8,600 per month and will continue until June of 2007.

          For the three months ended March 31, 2006 and 2005, we had no income tax expense due to our net operating loss carryforwards.

          Net loss for the three months ended March 31, 2006 was approximately $311,000 compared to a $91,000 profit for the same period in 2005, a decrease of approximately $402,000. This $402,000 decrease in the current quarter was comprised approximately of:

•	decreased gross profit of $793,000 due to lower revenues.

•	decreased G&A expenses of $49,000 due to lower insurance, lease expense and board of director fees.

•	decreased interest expense of $22,000 due to lower loan balances.

•	decreased salaries of $32,000.

•	decreased professional expenses of $61,000 for accounting and legal fees.

•	decreased selling related expenses of $227,000 related to reduced warranty estimates and unit shipping charges.

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

          With the new revenues being generated from the China Group and projected sales to other customers, management expects that our cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) may not be sufficient to meet our anticipated operating cash requirements for the next several months. Our plans include the raising of additional debt or equity. This expectation is based upon assumptions regarding cash flows and results of operations over the next several months and is subject to substantial uncertainty and risks beyond our control.

           The Company started the renewal registration process to sell our laser products in China in early 2005. Our laser product registration in China expired in December 2005.  Until we receive the renewal of the product registration, we cannot sell our laser products in China.

          After responding to requests for more information from the State Food and Drug Administration in China and conducting tests at a government selected laboratory, our application for renewal was accepted in early 2006.  We expect the renewal will be granted in the second quarter of 2006.

          Our product CE certificate expired in February this year, and we are in the process of renewing this certificate also. We cannot sell our products to customers where CE certificate is required before we receive the renewed certificate. We expect to receive our CE certificate in the second quarter of 2006. If these assumptions prove incorrect, the duration of the time period during which we could continue operations could be materially shorter.  We continue to face liquidity and capital resource issues relative to the timing of the successful completion of new sales compared to our ongoing payment obligations.  To continue our operations, we will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history.  While we are working to achieve these improved results, we cannot assure you that we will be able to generate increased revenues and collections to offset required cash expenditures.  Our revenues from the China Group were approximately $183,000 in the three-months ended March 31, 2006. Accounts receivable due from the China Group as of March 31, 2006 totaled $993,651, which was virtually all of our accounts receivable balance at March 31, 2006. $810,591 of the China Group’s balance is over ninety days past due. As of May 12, 2006, $460,651 of the accounts receivable balance remains unpaid.  While we have verbal promises from the China Group to pay the accounts receivable balance and management continues to believe that we will fully realize the balance due, the ultimate realization thereof can not be assured. The loss of the China Group as a customer or the non-payment or slow payment of monies owed to us could have a significant adverse effect on our ability to continue as a going concern.

          The Company signed a three-year note with Heller Healthcare Finance, Inc (“Heller”) and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively “GE”) on August 30, 2004. The note expires on June 30, 2007.  The note bears interest of 9%.  Covenants require the Company to maintain a minimum inventory balance of $1,500,000, minimum quarterly revenues of $1,000,000 and an annual net income provision.  For the year ended December 31, 2005 and any subsequent trailing twelve month periods, as measured on the last day of each calendar quarter, the Company’s earnings before interest, taxes, depreciation and amortization cannot fall below $550,000. As of May 12, 2006, we are not in compliance with all covenants of our loan agreement. The Company has not met minimum quarterly revenue targets of $1,000,000, a rolling twelve-month $550,000 of EBIDTA and has not presented a budget for 2006.

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

          During the quarter ended March 31, 2006 operating cash flow was positive primarily due to collections of accounts receivable. But our change in cash was negative due to payments on notes payable.  Our expectations regarding future working capital requirements and our ability to continue operations are based on various factors and assumptions that are subject to substantial uncertainty and risks beyond our control, and no assurances can be given that these expectations will prove correct.  The occurrence of adverse developments related to these risks and uncertainties or others could result in our incurring unforeseen expenses, being unable to generate additional sales, to collect new and outstanding accounts receivable, to control expected expenses and overhead, or to negotiate payment terms with creditors, and we would likely be unable to continue operations.

Item 3. Controls and Procedures.

          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

          Certain legal proceedings against LaserSight are described in Item 3 (Legal Proceedings) of LaserSight’s Form 10-KSB for the year ended December 31, 2005, and in Note 9 to the Financial Statements in Part I, Item 1 of this report, which are incorporated herein by this reference.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3	Defaults Upon Senior Securities.

          The Company signed a three-year note with Heller Healthcare Finance, Inc (“Heller”) and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively “GE”) on August 30, 2004. The note expires on June 30, 2007.  The note bears interest of 9%.  Covenants require the Company to maintain a minimum inventory balance of $1,500,000, minimum quarterly revenues of $1,000,000 and an annual net income provision.  For the year ended December 31, 2005 and any subsequent trailing twelve month periods, as measured on the last day of each calendar quarter, the Company’s earnings before interest, taxes, depreciation and amortization cannot fall below $550,000. As of May 12, 2006, we are not in compliance with all covenants of our loan agreement. The Company has not met minimum quarterly revenue targets of $1,000,000, a rolling twelve-month $550,000 of EBIDTA and has not presented a budget for 2006.

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

10.9

Non-Exclusive License Agreement between the Company and WaveLight Laser Technologie AG, dated February 24, 2005, and effective March 3, 2005 (filed as Exhibit 10.1 to the Company’s Form 10-QSB filed on April 25, 2005*).

10.10	Amendment Number One to the Third Amended and Restated Secured Term Note between the Company and GE dated May 23, 2005 (filed as Exhibit 10.2 to the Company’s Form 10-QSB filed on August 5, 2005*).

10.11	Amendment Number One to the Restated Promissory Note between the Company and New Industries Investment Consultants (HK) Ltd. dated February 15, 2006

11	Statement of Computation of Loss Per Share (Included in Financial Statements in Item 7 hereof)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)

32.1	Certifications of CEO Pursuant to Section 1350

32.2	Certifications of CFO Pursuant to Section 1350

*Incorporated herein by reference. File No. 0-19671.

**Confidential treatment has been granted for portions of this document. The redacted material has been filed separately with the commission.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LaserSight Incorporated

Dated: May 15, 2006	By:	/s/ Danghui (“David”) Liu

Danghui (“David”) Liu, President,
Chief Executive Officer and Director

Dated: May 15, 2006	By:	/s/ Zhaokai Tang

Zhaokai Tang,
Interim Chief Financial Officer