Form 10QSB
period 2006-06-30
LASERSIGHT INC /DE
filed 2006-08-14
CIK 879301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10–QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☒	No ☐

Number of shares of common stock outstanding as of August 11, 2006: 9,997,993

Transitional Small Business Disclosure Format (Check one):  Yes    ☐   No   ☒

LASERSIGHT INCORPORATED AND SUBSIDIARIES

Except for the historical information contained herein, the discussion in this report contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934) that involve risks and uncertainties.   LaserSight’s actual results could differ materially from those discussed here.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “PART  I – ITEM 1 – DESCRIPTION OF BUSINESS – RISK FACTORS” “PART II – ITEM 6 – MANAGEMENT’S DICUSSION AND ANALYSIS OR PLAN OF OPERATION”  in LaserSight’s Annual Report on Form 10-KSB for the year ended December 31, 2005.  LaserSight undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect any future events or developments.

PART 1 - FINANCIAL INFORMATION

LASERSIGHT INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

June 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$322,600
Accounts receivable – trade, net (including receivables from related parties of $10,657)	13,226
Inventories, net	1,653,331
Prepaid expenses	56,802

Total Current Assets	2,045,959
Property and equipment, net	80,377
Patents, net	399,638
Deposits with suppliers	166,075
Deferred financing costs, net	111,337

Total Assets	$2,803,386

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$501,744
Accounts payable	85,035
Accrued expenses	312,911
Accrued license fees	52,271
Accrued warranty	89,319
Deferred revenue	776,364

Total Current Liabilities	1,817,644
Note payable related party- convertible	1,000,000
Note payable long term portion	58,930
Deferred royalty revenue	3,483,218
Commitments and contingencies Stockholders’ deficit:
Convertible preferred stock, par value $.001 per share; authorized 10,000,000 shares; none issued	—
Common stock – par value $.001 per share; authorized 100,000,000 shares; 9,997,195 shares issued and 9,997,193 outstanding	9,997
Additional paid-in capital	104,738,681
Unearned Stock Based Compensation	(69,823)
Accumulated deficit	(108,235,261)
Less treasury stock, at cost; 2 common shares	—

Total Stockholders’ Deficit	(3,556,406)

Total Liabilities and Stockholders’ Deficit	$2,803,386

See accompanying notes to the condensed consolidated financial statements.

LASERSIGHT INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005

Revenues:
Products	$99,321	$1,245,168	$521,323	$3,152,558
(including revenues from related parties of $0, $1,143,813, $183,060 in Q1 2006 and $3,029,615, respectively)
Royalties	197,207	270,707	391,298	531,212

	296,528	1,515,875	912,621	3,683,770
Cost of revenues:
Product cost	(13,937)	680,759	222,575	1,676,040

Gross profit	310,465	835,116	690,046	2,007,730

Research and development and regulatory expenses	51,999	47,066	84,000	99,818

Other general and administrative expenses	533,954	591,477	1,088,284	1,264,594
Selling-related expenses	(125,894)	14,105	(93,251)	273,497
Amortization of intangibles	8,379	8,379	16,758	16,758

	416,439	613,961	1,011,791	1,554,849

Income (loss) from operations	(157,973)	174,089	(405,745)	353,063
Other income and expenses:
Interest and other income	396	1,373	6,758	2,412
Interest expense	(65,450)	(82,414)	(134,954)	(171,292)

Income (loss) before income tax (expense) benefit	(223,027)	93,048	(533,941)	184,183
Income tax (expense)/benefit	—	—	—	—

Net Income(loss)	$(223,027)	$93,048	$(533,941)	$184,183

Income(loss) per common share
Basic and diluted	$(0.02)	$0.01	$(0.05)	$0.02

Weighted average number of shares outstanding
Basic and diluted	9,997,000	9,997,000	9,997,000	9,997,000

See accompanying notes to the condensed consolidated financial statements.

LASERSIGHT INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 and 2005
(unaudited)

	June 30, 2006	June 30, 2005

Cash flows from operating activities
Net income (loss)	$(533,941)	$184,183
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,155	31,025
Amortization of discount on note payable and deferred financing costs	56,317	52,316
Amortization of stock based compensation	20,249	—
Additions to Notes Payable for fees	25,512	—
Stock options issued to employees	—	7,800
Changes in assets and liabilities:
Accounts and notes receivable, net	1,433,433	(579,905)
Inventories	(67,238)	177,531
Accounts payable	(12,809)	21,913
Accrued expenses	(203,470)	(30,820)
Deferred revenue	(388,182)	333,245
Other	(656)	132,623

Net cash provided by operating activities	354,370	329,911
Cash flows from investing activities
Purchases of property and equipment	—	(2,573)

Net cash used in investing activities	—	(2,573)
Cash flows from financing activities
Payments on debt financing	(368,248)	(568,246)

Net cash used in financing activities	(368,248)	(568,246)

Change in cash and cash equivalents	(13,878)	(240,908)
Cash and cash equivalents, beginning of period	336,478	377,512

Cash and cash equivalents, end of period	$322,600	$136,604

See accompanying notes to the condensed consolidated financial statements.

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Six Month Periods Ended June 30, 2006 and 2005

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (“LaserSight” or the “Company”) as of June 30, 2006, and for the three- and six-month periods ended June 30, 2006 and 2005, have been prepared in accordance with the requirements of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight’s annual report on Form 10-KSB for the year ended December 31, 2005.  In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, consisting only of normal, recurring adjustments, for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented.  There are no other components of comprehensive income other than the Company’s consolidated financial position and the results of operations and cash flows for the periods presented.  There are no other components of comprehensive income other than the Company’s consolidated net income (loss) for the three- and six-month periods ended June 30, 2006 and 2005.  The results of operations for the three- and six-month periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

The Company’s business is subject to various risks and uncertainties, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  The Company has suffered recurring losses from operations and has a significant accumulated deficit that raises substantial doubt about its ability to continue as a going concern.  Additionally the product registration of our product in China expired and we may not sell our laser in China until our registration is approved. Management’s plans in regard to these matters are described below, see Notes 10 and 11.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The loss of Shenzhen New Industries Medical Development Co., Ltd. (“NIMD”), a related party, as a customer or the non-payment or slow payment of monies owed to the Company, compounded by the fact that we can not sell our product in China until product registration is approved, would have a significant adverse effect on the Company’s ability to continue as a going concern.

NOTE 2	CRITICAL ACCOUNTING POLICIES

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates that affect the amounts and disclosures in the financial statements.  Actual results could differ from these estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-KSB, for the year ended December 31, 2005, in the Critical Accounting Policies and Estimates section of “Part II - Item 6. - Management’s Discussion and Analysis or Plan of Operation.”

Product cost – Product costs consists of the costs of all machines and parts sold including refurbished laser heads. When the Company sells refurbished laser heads it offers a discount on the sales price if the used laser head is returned to the Company.  The Company records the estimated fair value of the used laser head as inventory and as an offset to cost of revenues upon receipt thereof.  During the six month period ended June 30, 2006, the Company received used laser heads related to previous sales with an estimated fair value of approximately $124,000.

Warranty expense – during the six-month period ended June 30, 2006, the warranty period expired on several of the lasers previously sold by the Company without further costs being incurred by the Company. As a result, the remaining warranty expense in the amount of $119,000 accrued for these lasers was reversed through selling-related expenses upon the expiration of the warranties.

NOTE 3	PER SHARE INFORMATION

Basic income per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied).  Diluted income per common share is computed using the weighted average number of common shares, contingently issuable shares (to the extent that all necessary contingencies have been satisfied), and common share equivalents outstanding during each period. Common share equivalents, including options and warrants to purchase Common Stock, are included in the computation using the treasury stock method. The dilutive effect of convertible debt securities is computed using the if-converted method. The computation of dilutive earnings per share excludes the effect of the assumed conversion or exercise or contingent issuance of securities that would have an antidilutuve effect on earnings per share. 473,000 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than or equal to the average price of common shares during the period, and therefore inclusion would have been antidilutive.

NOTE 4	INVENTORIES

Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market.  Cost is determined using the first-in first-out method.  The components of inventories at June 30, 2006 are summarized as follows:

June 30, 2006

Raw material	$979,798
Work in Process	604,506
Finished Goods	169,027
Reserve	(100,000)

$1,653,331

NOTE 5	AMENDED LOAN AGREEMENT

The Company signed a three-year note with Heller Healthcare Finance, Inc (“Heller”) and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively “GE”) on August 30, 2004 (the “GE Note”). The GE Note was to expire on June 30, 2007.  The GE Note bore interest of 9%.  The GE Note was secured by all Company assets. The GE Note contained certain covenants, which required the Company to maintain a minimum inventory balance of $1,500,000, minimum quarterly revenues of $1,000,000 and an annual net income provision.  For the year ended December 31, 2005 and any subsequent trailing twelve month periods, as measured on the last day of each calendar quarter, the Company’s earnings before interest, taxes, depreciation and amortization could not fall below $550,000. As of June 30, 2006, we were not in compliance with all covenants of our loan agreement with GE. The Company had not met minimum quarterly revenue targets of $1,000,000, a rolling twelve-month $550,000 of EBIDTA and had not presented a budget for 2006.

On June 7, 2006, the Company received a letter from GE that advised the Company that, if not waived by GE within ten days, the specified defaults would become “Events of Default” under the GE Note, which would allow GE to accelerate the amounts due under the GE Note.  The amount that would be due at that time was approximately $629,434, consisting of $476,077 of principal and $153,357 of fees.  GE also presented the Company a proposed Forbearance Agreement pursuant to which GE would forbear from exercising its rights and remedies under the GE Note with respect to the specified defaults until the earlier of (i) June 30, 2006, or (ii) the occurrence or existence of Events of Default under the GE Note other than the specified defaults.  Under that agreement, the Company would be required to pay immediately a fee of $10,000, and an additional $10,000 would be added to the indebtedness under the GE Note.  However, on June 13, 2006, GE verbally agreed to waive the defaults without any additional charge to the Company and to extend until July 31, 2006, the date on which the specified defaults will become “Events of Default” under the GE Note. The Company agreed to the terms of the waiver letter and pursued alternative financing arrangements during this waiver period.

The Company and its subsidiary, LaserSight Technologies, Inc. (together, the “Borrowers”) entered into a Loan Agreement (the “NIIC Loan Agreement”) with New Industries Investment Consultants (HK) Ltd. (the “Lender”), an affiliate of the Company (see Note 6), dated as of July 26, 2006.  The Lender advanced funds in the amount of $750,000.00 to the Company on that date.  The purpose of the loan transaction was to allow the Company to pay in full its obligations to GE under the GE Note. The NIIC Loan Agreement enabled the Company to meet the GE deadline and avoid paying any additional fees. On July 27, 2006 the Company paid off the GE Note balance and related fees in full, with a cash payment of $575,561.

The NIIC Loan Agreement provides for a loan to the Company (the “Loan”) in the maximum principal amount of $3,000,000, with an initial disbursement to the Company of $750,000.  Interest of nine percent (9%) per annum will accrue on the unpaid balance of the Loan, and such interest and the entire balance of principal, fees, costs and expenses shall be due and payable on June 30, 2007 (the “Maturity Date”).  The Loan may be prepaid, in full or in part, without penalty.  The Company agreed to pay a fee to the Lender of $15,000, as well as the Lender’s reasonable transaction costs related to the Loan, all of which will be due on the Maturity Date.  If not paid by the Maturity Date, the unpaid balance of the Loan will bear interest at the rate of twelve percent (12%) per annum.

Other terms and conditions of the Loan are nearly identical to the terms and conditions set forth in the Promissory Note and Security Agreement dated December 1, 2003, and the Restated Promissory Note dated August 31, 2004, made by the Borrowers in favor of the Lender (the “Prior Loan Documents”) (see Note 6).  Such terms and conditions from the Prior Loan Documents were incorporated by reference into the NIIC Loan Agreement, to the extent that such terms and conditions do not conflict with the terms and conditions specifically set forth in the NIIC Loan Agreement.  However, one significant difference is that the Loan is not convertible into shares of the common stock of the Company.

GE was issued a warrant to purchase 100,000 shares of common stock at $0.25 per share, or $0.40 per share if the New Industries Investment Group (see Note 6), converts its DIP loan to equity.  The warrant expires June 30, 2008.

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

In 2003 and 2004, the China Group provided $2 million of debtor-in-possession (“DIP”) financing to the Company.  On June 30, 2004, $1 million of the DIP financing was converted into 6,850,000 shares of common stock. In July 2006, the China Group provided another $750,000 of financing, (see Note 5).  As of June 30, 2006, the China Group controlled approximately 72% of the Company’s common stock.  Company revenues from the China Group were approximately $0 and $183,000 in the three months and six months ended June 30, 2006, and were approximately $1.1 million and $3.0 million in the three months and six months ended June 30, 2005, respectively.  Accounts receivable due from the China Group as of June 30, 2006 was $10,657, virtually all of the accounts receivable balance at June 30, 2006.

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

In May 2005 and December 2005, the Board of Directors approved the issuance of options to purchase 498,000 shares and 69,813 shares, respectively, of the Company’s Common Stock with an estimated fair value of approximately $119,000.  The options were issued to employees and Directors and have various vesting schedules, but all are exercisable for ten years. Amortization of unearned stock-based compensation for the three and six months ended June 30, 2006 was $9,219 and $20,249, respectively. Amortization of unearned stock-based compensation for the three and six months ended June 30, 2005 was $0. During 2006 the Company has not issued any employee stock options.

NOTE 8	CONTINGENCIES

Liquidity

The Company incurred a net loss and had negative cash flows during the six-months ended June 30, 2006 and had an accumulated deficit of approximately $108 million at June 30, 2006.  Additionally, the Company’s revenues declined and are significantly dependant upon NIMD (see Notes 6 and 10).

Accordingly, the Company’s ability to continue as a going concern is uncertain and dependent upon achieving improved operating results and cash flows or obtaining additional equity capital and/or debt financing.

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

The table below summarizes information about reported segments as of and for the three and six months ended June 30, 2006 and 2005:

SEGMENT INFORMATION

Three months ended June 30,

	Operating Revenues	Operating Profit (Loss)	Assets	Depreciation and Amortization	Capital Expenditures

2006
Operating segments:
Refractive products	$99,321	$(191,150)	$2,692,049	$12,578	—
Patent services	197,207	197,207	—	—	—
General corporate	—	(164,030)	111,337	28,158	—

Consolidated total	$296,528	$(157,973)	$2,803,386	$40,736	$—

2005
Operating segments:
Refractive products	$1,245,168	$123,825	$4,871,618	$17,024	923
Patent services	270,707	270,707	—	—	—
General corporate	—	(220,443)	222,674	26,558	—

Consolidated total	$1,515,875	$174,089	$5,094,292	$43,582	923

Six months ended June 30

	Operating Revenues	Operating Profit (Loss)	Assets	Depreciation and Amortization	Capital Expenditures

2006
Operating segments:
Refractive products	$521,323	$(551,098)	$2,692,049	$25,155	—
Patent services	391,298	391,298	—	—	—
General corporate	—	(245,945)	111,337	56,317	—

Consolidated total	$912,621	$(405,745)	$2,803,386	$81,472	$—

2005
Operating segments:
Refractive products	$3,152,558	$311,753	$4,871,618	$31,025	$2,573
Patent services	531,212	531,212	—	—	—
General corporate	—	(489,902)	222,674	52,316	—

Consolidated total	$3,683,770	$353,063	$5,094,292	$83,341	$2,573

NOTE 10	REGISTRATION OF PRODUCT

The Company started the renewal registration process to sell our laser products in China in early 2005. Our laser product registration in China expired in December 2005.  Until we receive the renewal of the product registration, we cannot sell our laser products in China.

After responding to requests for more information from the State Food and Drug Administration in China and conducting tests at a government-selected laboratory, our application for renewal was accepted in early 2006.  We expect the renewal will be granted in the third quarter of 2006.

Our product CE certificate expired in February of 2006, and we are also in the process of renewing this certificate. We cannot sell our products to customers where CE certification is required until we receive the renewed certificate. We expect to receive our CE certificate in the third quarter of 2006.

We received the Registration Certificate to market our AstraMax (the corneal topography system) in China on March 8, 2006.

We also received the renewed EC Certificates for our LaserScan LSX (the laser) and AstraMax (the corneal topography system) on July 25, 2006.

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

Using the similar concept, we have recently launched our custom-ablation software package AstraPro (cornea topography guided custom-ablation) in China with the charge of per procedure fees to the users (Custom-ablation Per Procedure Fees, or the “CPPF” model) to capitalize on the increasing use of the custom-ablation procedures with long-term revenue from the users.

Item 2.       Management’s Discussion and Analysis or Plan  of Operation.

Forward-Looking Statements and Associated Risks

THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS THAT HAVE BEEN MADE PURSUANT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.  THESE FORWARD-LOOKING STATEMENTS ARE BASED ON MANAGEMENT’S CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS, BELIEFS AND ASSUMPTIONS. WORDS SUCH AS “ANTICIPATES”, “EXPECTS”, “INTENDS”, “PLANS”, “BELIEVES”, “SEEKS”, “ESTIMATES”, VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS.  THESE STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS THAT ARE DIFFICULT TO PREDICT; THEREFORE, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR FORECASTED IN ANY SUCH FORWARD-LOOKING STATEMENTS.  THESE RISKS AND UNCERTAINTIES INCLUDE THOSE DISCUSSED IN “PART I – ITEM 1 – DESCRIPTION OF BUSINESS – RISK FACTORS” AND, “PART II – ITEM 6 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN  OF OPERATION” CONTAINED IN THE COMPANY’S FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.  UNLESS REQUIRED BY LAW, THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.  INVESTORS SHOULD REVIEW THIS QUARTERLY REPORT IN COMBINATION WITH THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB IN ORDER TO HAVE A MORE COMPLETE UNDERSTANDING OF THE PRINCIPAL RISKS ASSOCIATED WITH AN INVESTMENT IN THE COMPANY’S STOCK.

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

China Transaction

          In February 2004, we received a commitment from a Shenzhen New Industries Medical Development Co., Ltd. (“NIMD”), related party purchaser, to purchase at least $12.0 million worth of our products during the 12-month period ending February 2005 and to distribute our products in Mainland China, Hong Kong, Macao and Taiwan.  The purchase agreement provides for two one-year extensions. From February 2004 through September 2005, approximately $10.1 million worth of products were sold under this agreement. Product issues reduced shipments during the third and fourth quarters of 2004 and the first and second quarters of 2005.  These issues have been resolved through revisions to product crating for shipment, software modifications and revised shipper instructions. An extension has not been signed, but the parties have continued to conduct business under similar terms as set forth in the purchase agreement.

WaveLight Transaction

          In March 2005 we executed a worldwide non-exclusive license agreement with WaveLight Laser Technologie AG (“WaveLight”) to use and reproduce the Lin Scanning Patents for products to be used in ophthalmic surgery, which became effective on March 3, 2005, and an option to acquire a license to the Company’s Apple Patents. Both the non-exclusive license and the option include certain WaveLight co-enforcement rights. As consideration for the license, we had received payments totaling $900,000 by October 2005, and we will receive no additional payments. $45,000 in broker fees were paid to an unrelated party for their assistance in closing this transaction.  The agreement terminates when the patents expire, or earlier in the event of the occurrence of certain events of default.

New Business Model

          Since the beginning of 2006, we have been developing a revenue-sharing business model with the users of our products in China, (Per Procedure Fees charged to users, or the “PPF” model). We believe this business model will provide us long-term, steady cash flow and better profitability and that it will allow us to capitalize on the fast growth of the procedure volumes in China’s market. This revised business model will be implemented on a prospective basis. The plan concept is to charge less at the original purchase date, but to charge a PPF fee over the life of the contract. To prepare for these changes in offering our business model, we  are considering seeking capital infusion by long-term loan or equity offering, and we are preparing detailed plans for our operations in China. We believe we will have some trial results of our PPF model in China in the third quarter of this year. Our second-quarter trial of the PPF model in China has achieved some positive results, especially in the market response to this business model.

          We have also recently launched our custom-ablation software package product, AstraPro (cornea topography guided custom-ablation), in China with a charge to users of a per procedure fee (Custom-ablation Per Procedure Fees, or the “CPPF” model) in order to capitalize on the increasing market for the custom-ablation procedures with long-term revenue from the users.

Results of Operations

          The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period.  Any trends illustrated in the following table are not necessarily indicative of future results.

As a Percentage of Net Sales

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,

	2006	2005	2006	2005	2006 vs. 2005

Statement of Operations Data:
Net Revenues:
Refractive products	33.5%	82.1%	57.1%	85.6%	-92.0%	-83.5%
Patent services	66.5%	17.9%	42.9%	14.4%	-27.2%	-26.3%

Net Revenues	100.0%	100.0%	100.0%	100.0%	-100.0%	-75.2%
Cost of Revenue	-4.7%	44.9%	24.4%	45.5%	-102.0%	-86.7%

Gross Profit (1)	104.7%	55.1%	75.6%	54.5%	-62.8%	-65.6%
Research, development and regulatory expenses (2)	17.5%	3.1%	9.2%	2.7%	0.0%	-15.8%
Other general and administrative expenses	180.1%	39.0%	119.2%	34.3%	-9.7%	-13.9%
Selling-related expenses (3)	-42.5%	0.9%	-10.2%	7.4%	-992.5%	-134.1%
Amortization of intangibles	2.8%	0.6%	1.8%	0.5%	0.0%	0.0%

Net Income from operations	-53.3%	11.5%	-44.5%	9.6%	-190.7%	-214.9%

(1)

As a percentage of refractive products net revenues, the gross profit for refractive products only for the three months ended June 30, 2006 and 2005 were approximately 114% and 45%, respectively. As a percentage of net revenues, the gross profit for refractive products only for the six months ended June 30, 2006 and 2005 were approximately 57% and 47%, respectively.

(2)

As a percentage of refractive product net sales, research, development and regulatory expenses for the three months ended June 30, 2006 and 2005, were approximately 52% and 4%, respectively.  As a percentage of refractive product net sales, research, development and regulatory expenses for the six months ended June 30, 2006 and 2005, were approximately 16% and 3%, respectively.

(3)

As a percentage of refractive product net sales, selling-related expenses for the three months ended June 30, 2006 and 2005 were approximately (127%) and 1%, respectively. As a percentage of refractive product net sales, selling-related expenses for the six months ended June 30, 2006 and 2005 were approximately (18%) and 9%, respectively.

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005

          Our consolidated revenues totaled approximately $0.3 million for the three months ended June 30, 2006, a decrease of approximately $1.2 million or 80% compared to revenues for the three months ended June 30, 2005 of approximately $1.5 million. The decrease was primarily attributable to decreased sales of laser systems as a result of the expiration of our product registration in China. No lasers systems or AstraMax systems were sold in the second quarter of 2006, and five were sold in the second quarter of 2005. For the three months ended June 30, 2006, parts revenues were $98,000 compared to $137,000 for the three months ended June 30, 2005. Our 2006 budget projected laser sales at 27 for the year.  Due to the product registration restriction and the new business model testing in China, we adjusted our projection of sales to ship 13 lasers and 18 AstraMax ® diagnostic workstations this year, but the sales will occur primarily in the last six months of the year. If we do not receive product registration renewals as planned, we may not be able to make and sell 13 lasers this year.

          Net revenues from patent services decreased by approximately $73,000, or 27%, from approximately $271,000 for the three months ended June 30, 2005 to approximately $197,000 for the three months ended June 30, 2006. The reduction in royality revenues is due to a portion of the deferred revenue becoming fully amortized. During the first quarter of 2005, the Company licensed its Lin scanning patent for $855,000, net of expenses of $45,000. This deferred revenue is being amortized over the remaining life of the patent, approximately seven years.

          Geographically, China has become our most significant market, even though there was no revenue from China during the three months ended June 30, 2006, as compared to approximately $1.1 million for the three months ended June 30, 2005.

          Consolidated cost of sales includes direct material costs, manufacturing wages, inbound freight, rework, scrap and standard cost variances.  For the three months ended June 30, 2006, consolidated cost of sales was ($13,000) on net revenues of $297,000, compared to the same period in 2005 when our cost of sales was approximately $681,000 or 45% of net revenues. For the three months ended June 30, 2006, consolidated cost of sales was ($13,000) on product revenues of $99,000, compared to the same period in 2005 when our cost of sales was approximately $681,000 or 55% of product revenues. The improvement of 2006 margins is primarily related to reclaimed inventory from returned lasers of $103,000 and returned deposits on gas cylinders of $11,000. For the remainder of 2006, our emphasis will be on continued unit cost reductions driven by efficient purchasing and limited re-design of our product. Our goal is to maintain a 47% consolidated cost of sales.

           Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Selling-related expenses for the three months ended June 30, 2006 decreased $140,000, or 993%, to ($126,000) from $14,000 during the three months ended June 30, 2005. This decrease was primarily attributable to reduced licensing fees, the reversal of warranty reserves, and lower shipping costs due to lower sales.  Our 2006 operating plan projected our selling-related expense ratio to be 11% of net revenues. For the three months ended June 30, 2006, selling-related expenses were lower primarily due to the reduction in the warranty reserve and shipping costs. Warranty reserves in the amount of $103,000 for lasers moving out of warranty during the three months ended June 30, 2006 were reversed in the current period. Our current plan projects our selling-related expense ratio to be 9% of net revenues for the remainder of 2006.

          General and administrative expenses decreased by $58,000, or 10%, to $534,000 in the three months ended June 30, 2006, from $591,000 for the same period in 2005. The decrease was primarily due to lower legal fees, and accounting fees, salaries and insurance premiums. The current plan projects our general and administrative expenses ratio to be 28% of net revenues. This is a higher percentage than our original budget, which is caused by general and administrative expenses remaining similar to our original projections with revenues becoming lower than originally forecasted.

          Research, development and regulatory expenses increased by $5,000 to $52,000 for the three months ended June 30, 2006 from $47,000 for the three months ended June 30, 2005. The increase was for unplanned material purchases to assist with the CE mark testing. Our operating plan for fiscal 2006 projected business levels that would require research, development and regulatory expenses to be similar to 2005.

          In the three months ended June 30, 2006, amortization of intangibles remained unchanged at $8,400. In accordance with our operating plan, amortization of intangibles will be at a rate of approximately $33,000 per year.

Other income and expense for the three months ended June 30, 2006 consisted of the following:

•	We received $396 of interest income on notes receivable.

•

In the three months ended June 30, 2006, we accrued $65,000 in interest expense.  All of the accrued interest was paid except for $22,500 of accrued interest for the DIP financing. The interest expense includes $28,000 of amortized financing costs.  The amortization of financing costs is $8,600 per month and will continue until June of 2007.

          For the three months ended June 30, 2006 and 2005, we had no income tax expense due to our net operating loss carryforwards.

          Net loss for the three months ended June 30, 2006 was approximately $223,000 compared to a $93,000 net income for the same period in 2005, a decrease of approximately $316,000. This $316,000 decrease in the current quarter was comprised approximately of:

•	decreased gross profit of $525,000 due to lower revenues.

•	decreased G&A expenses of $58,000 due to lower insurance, salaries & professional fees, offset by higher board of director fees and audit fees added to the GE note payable.

•	decreased interest expense of $17,000 due to lower loan balances.

•	increased R&D expenses of $5,000 to purchase materials for CE mark process.

•	decreased selling-related expenses of $140,000 related to reduced warranty estimates and unit shipping charges.

Six Months Ended June 30, 2006, Compared to Six Months Ended June 30, 2005

          Our consolidated revenues totaled approximately $0.9 million for the six months ended June 30, 2006, a decrease of approximately $2.8 million or 75% compared to revenues for the six months ended June 30, 2005 of approximately $3.7 million. The decrease was primarily attributable to decreased sales of laser systems. Two lasers systems were sold in the first half of 2006, and 13 were sold in the first half of 2005. For the six months ended June 30, 2006, parts revenues were $129,000 compared to $161,000 for the six months ended June 30, 2005. This also included a $0.1 million reduction in sales of our AstraMax ® diagnostic workstation; no AstraMax sales were recorded in the six months ended June 30, 2006 compared to four for the comparable period in 2005. Our 2006 budget projected laser sales at 27 for the year.  Due to the product registration restriction and the new business model testing in China, we adjusted our projection of sales to ship 13 lasers and 18 AstraMax ® diagnostic workstations this year, but the sales will occur primarily in the last six months of the year. If we do not receive product registration renewals as planned, we may not be able to make and sell 13 lasers this year.

          Net revenues from patent services decreased by approximately $140,000, or 26%, from approximately $531,000 for the six months ended June 30, 2005 to approximately $391,000 for the six months ended June 30, 2006. The reduction in royalty revenue is due to a portion of the deferred revenue becoming fully amortized. During the first quarter of 2005, the Company licensed its Lin scanning patent for $855,000, net of expenses of $45,000. This deferred revenue is being amortized over the remaining life of the patent, approximately seven years.

          Geographically, China has become our most significant market, with $183,000 in revenue during the six months ended June 30, 2006, as compared to approximately $3.0 million for the six months ended June 30, 2005.

          Consolidated cost of sales includes direct material costs, manufacturing wages, inbound freight, rework, scrap and standard cost variances.  For the six months ended June 30, 2006, consolidated cost of sales of $223,000 was approximately 24% of net revenues of $913,000, compared to the same period in 2005 when our cost of sales was approximately 45% of net revenues. For the six months ended June 30, 2006, consolidated cost of sales of $223,000 was approximately 43% of product revenues of $521,000, compared to the same period in 2005 when our cost of sales was approximately 53% of product revenues. The improvement of 2006 margins is primarily related to improved margins on part sales, return of deposits on gas cylinders of $11,000 and reclaimed inventory from returned lasers of $124,000. For the remainder of 2006, our emphasis will be on continued unit cost reductions driven by efficient purchasing and limited re-design of our product. Our goal is to maintain a 47% consolidated cost of sales.

           Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Selling-related expenses for the six months ended June 30, 2006 decreased $367,000, or 134%, to ($93,000) from $273,000 during 2005. This decrease was primarily attributable to reduced licensing fees, the reversal of warranty reserves and lower shipping costs due to lower sales.  During the six-month period ended June 30, 2006, the warranty period expired on several of the lasers previously sold by the Company without further costs being incurred by the Company. As a result, the remaining warranty expense accrued for these lasers in the amount of $124,000 was reversed through selling-related expenses upon the expiration of the warranties. Our 2006 operating plan projected our selling-related expense ratio to be 11% of net revenues. For the six months ended June 30, 2006, selling-related expenses were lower primarily due to the reduction in the warranty reserve and shipping costs. Warranty reserves in the amount of $121,000 for lasers moving out of warranty during the six months ended June 30, 2006, were reversed in the current period. Our current plan projects our selling-related expense ratio to be 9% of net revenues for the remainder of 2006.

          General and administrative expenses decreased by $176,000, or 14%, to $1.1 million in the six months ended June 30, 2006, from $1.3 million for the same period in 2005. The decrease was primarily due to lower legal fees, and accounting fees, salaries and insurance premiums. The current plan projects our general and administrative expenses ratio to be 28% of net revenues. This is a higher percentage than our original budget, which is caused by general and administrative expenses remaining similar to our original projections with revenues becoming lower than originally forecasted.

          Research, development and regulatory expenses decreased by $16,000 to $84,000 for the six months ended June 30, 2006 from $100,000 for the six months ended June 30, 2005. Even though our resources are limited, we continue to offer improvements to our product, and we were required to make unplanned material purchases for the CE mark testing effort. Our operating plan for fiscal 2006 projected business levels that would require research, development and regulatory expenses to be similar to 2005. However, limited cash in-flows and efforts needed by the engineering team to assist with the CE mark registration process have delayed development activities.

          In the six months ended June 30, 2006, amortization of intangibles remained unchanged at $16,800. In accordance with our operating plan, amortization of intangibles will be at a rate of approximately $33,000 per year.

          Other income and expense for the six months ended June 30, 2006 consisted of the following:

•	We received $6,503 of interest income on notes receivable.

•	$6,108 was received as abandoned property from various states.

•

In the six months ended June 30, 2006, we accrued $135,000 in interest expense.  All of the accrued interest was paid except for $45,000 of accrued interest for the DIP financing. The interest expense includes $56,000 of amortized financing costs.  The amortization of financing costs is $8,600 per month and will continue until June of 2007.

          For the six months ended June 30, 2006 and 2005, we had no income tax expense due to our net operating loss carry-forwards.

          Net loss for the six months ended June 30, 2006 was approximately $534,000 compared to a $184,000 net income for the same period in 2005, a decrease of approximately $718,000. This $718,000 decrease in the first half of 2006 was comprised approximately of:

•	decreased gross profit of $1.3 million due to lower revenues.

•

decreased G&A expenses of $202,000 due to lower insurance, lease expense and professional fees for auditing and tax preparation, as well as 2005 annual shareholder meeting expenses, which did not occur in 2006, and audit fees added to the GE note payable.

•	decreased interest expense of $36,000 due to lower loan balances.

•	decreased selling related expenses of $367,000 related to reduced warranty estimates and unit shipping charges.

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

          With the new revenues expected from the China Group and projected sales to other customers, management expects that our cash and cash equivalent balances and funds from operations (which are principally the result of sales and collection of accounts receivable) may not be sufficient to meet our anticipated operating cash requirements for the next several months. Our plans include the raising of additional capital through the issuance of debt or equity to finance the new business model. This expectation is based upon assumptions regarding cash flows and results of operations over the next several months and is subject to substantial uncertainty and risks beyond our control. If these assumptions prove incorrect, the duration of the time period during which we could continue operations could be materially shorter.

           The Company started the renewal registration process to sell our laser products in China in early 2005. Our laser product registration in China expired in December 2005.  Until we receive the renewal of the product registration, we cannot sell our laser products in China. After responding to requests for more information from the State Food and Drug Administration in China and conducting tests at a government selected laboratory, our application for renewal was accepted in early 2006.  We expect the renewal will be granted in the third quarter of 2006. Our product CE certificate expired in February 2006, and renewed in July 2006.

          We continue to face liquidity and capital resource issues relative to the timing of the successful completion of new sales compared to our ongoing payment obligations.  To continue our operations, we will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history.  While we are working to achieve these improved results, we cannot give assurances that we will be able to generate increased revenues and collections to offset required cash expenditures.  Our revenues from the China Group were approximately $178,000 in the six-months ended June 30, 2006. Accounts receivable due from the China Group as of June 30, 2006 totaled $10,000, which was virtually all of our accounts receivable balance at June 30, 2006. $10,657 of the China Group’s balance is over ninety days past due. As of August 11, 2006, $10,657 of the accounts receivable balance remains unpaid.  While we have verbal promises from the China Group to pay the accounts receivable balance, and management continues to believe that we will fully realize the balance due, the ultimate realization thereof can not be assured. The loss of the China Group as a customer or the non-payment or slow payment of monies owed to us could have a significant adverse effect on our ability to continue as a going concern.

          The Company signed a three-year note with Heller Healthcare Finance, Inc (“Heller”) and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively “GE”) on August 30, 2004 (the “GE Note”). The GE Note was to expire on June 30, 2007.  The GE Note bore interest of 9%.  Covenants required the Company to maintain a minimum inventory balance of $1,500,000, minimum quarterly revenues of $1,000,000 and an annual net income provision.  For the year ended December 31, 2005 and any subsequent trailing twelve month periods, as measured on the last day of each calendar quarter, the Company’s earnings before interest, taxes, depreciation and amortization could not fall below $550,000. As of June 30, 2006, we were not in compliance with all covenants of our loan agreement. The Company had not met minimum quarterly revenue targets of $1,000,000, a rolling twelve-month $550,000 of EBIDTA and had not presented a budget for 2006.

          On June 7, 2006, the Company received a letter GE advised the Company that, if not waived by GE within ten days, the specified defaults would become “Events of Default” under the GE Note, which would allow GE to accelerate the amounts due under the GE Note.  The amount that would be due at that time was approximately $629,434, consisting of $476,077 of principal and $153,357 of fees.  GE also presented the Company a proposed Forbearance Agreement pursuant to which GE would forbear from exercising its rights and remedies under the GE Note with respect to the specified defaults until the earlier of (i) June 30, 2006, or (ii) the occurrence or existence of Events of Default under the GE Note other than the specified defaults.  Under that agreement, the Company would be required to pay immediately a fee of $10,657, and an additional $10,000 would be added to the indebtedness under the GE Note.  However, on June 13, 2006, GE verbally agreed to waive the defaults without any additional charge to the Company and to extend until July 31, 2006, the date on which the specified defaults will become “Events of Default” under the GE Note.  The Company agreed to the terms of the waiver letter and pursued alternative financing arrangements during this waiver period.

          The Company and its subsidiary, LaserSight Technologies, Inc., (together, the “Borrowers”) entered into a Loan Agreement (the “NIIC Loan Agreement”) with New Industries Investment Consultants (HK) Ltd. (the “Lender”), an affiliate of the Company, dated as of July 26, 2006.  The Lender advanced funds in the amount of $750,000.00 to the Company on that date.  The purpose of the loan transaction was to allow the Company to pay in full its obligations to GE under the GE Note. The NIIC Loan Agreement enabled the Company to meet the GE deadline and avoid paying any additional fees. On July 27, 2006 the Company paid off the GE Note balance in full, with a cash payment of $575,561.

          The NIIC Loan Agreement provides for a loan to the Company (the “Loan”) in the maximum principal amount of $3,000,000, with an initial disbursement to the Company of $750,000.  Interest of nine percent (9%) per annum will accrue on the unpaid balance of the Loan, and such interest and the entire balance of principal, fees, costs and expenses shall be due and payable on June 30, 2007 (the “Maturity Date”).  The Loan may be prepaid, in full or in part, without penalty.  The Company agreed to pay a fee to the Lender of $15,000, as well as the Lender’s reasonable transaction costs related to the Loan, all of which will be due on the Maturity Date.  If not paid by the Maturity Date, the unpaid balance of the Loan will bear interest at the rate of twelve percent (12%) per annum.

          Other terms and conditions of the Loan are nearly identical to the terms and conditions set forth in the Promissory Note and Security Agreement dated December 1, 2003, and the Restated Promissory Note dated August 31, 2004, made by the Borrowers in favor of the Lender (the “Prior Loan Documents”).  Such terms and conditions from the Prior Loan Documents were incorporated by reference into the NIIC Loan Agreement, to the extent that such terms and conditions do not conflict with the terms and conditions specifically set forth in the NIIC Loan Agreement.  However, one significant difference is that the Loan is not convertible into shares of the common stock of the Company.

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

          During the six months ended June 30, 2006 operating cash flow was positive primarily due to collections of accounts receivable. However, our change in cash was negative primarily due to payments on notes payable.  Our expectations regarding future working capital requirements and our ability to continue operations are based on various factors and assumptions that are subject to substantial uncertainty and risks beyond our control, and no assurances can be given that these expectations will prove correct.  The occurrence of adverse developments related to these risks and uncertainties or others could result in our incurring unforeseen expenses, being unable to generate additional sales, to collect new and outstanding accounts receivable, to control expected expenses and overhead, or to negotiate payment terms with creditors, and we would likely be unable to continue operations.

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

          The Company signed a three-year note with Heller Healthcare Finance, Inc (“Heller”) and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively “GE”) on August 30, 2004 (the “GE Note”). The GE Note was to expire on June 30, 2007.  The GE Note bore interest of 9%.  Covenants required the Company to maintain a minimum inventory balance of $1,500,000, minimum quarterly revenues of $1,000,000 and an annual net income provision.  For the year ended December 31, 2005 and any subsequent trailing twelve month periods, as measured on the last day of each calendar quarter, the Company’s earnings before interest, taxes, depreciation and amortization could not fall below $550,000. As of June 30, 2006, we were not in compliance with all covenants of our loan agreement. The Company had not met minimum quarterly revenue targets of $1,000,000, a rolling twelve-month $550,000 of EBIDTA and had not presented a budget for 2006.

          On June 7, 2006, the Company received a letter GE advised the Company that, if not waived by GE within ten days, the specified defaults would become “Events of Default” under the GE Note, which would allow GE to accelerate the amounts due under the GE Note.  The amount that would be due at that time was approximately $629,434, consisting of $476,077 of principal and $153,357 of fees.  GE also presented the Company a proposed Forbearance Agreement pursuant to which GE would forbear from exercising its rights and remedies under the GE Note with respect to the specified defaults until the earlier of (i) June 30, 2006, or (ii) the occurrence or existence of Events of Default under the GE Note other than the specified defaults.  Under that agreement, the Company would be required to pay immediately a fee of $10,000, and an additional $10,000 would be added to the indebtedness under the GE Note.  However, on June 13, 2006, GE verbally agreed to waive the defaults without any additional charge to the Company and to extend until July 31, 2006, the date on which the specified defaults will become “Events of Default” under the GE Note.  The Company agreed to the terms of the waiver letter and pursued alternative financing arrangements during this waiver period.

          The Company and its subsidiary, LaserSight Technologies, Inc., (together, the “Borrowers”) entered into a Loan Agreement (the “NIIC Loan Agreement”) with New Industries Investment Consultants (HK) Ltd. (the “Lender”), an affiliate of the Company, dated as of July 26, 2006.  The Lender advanced funds in the amount of $750,000.00 to the Company on that date.  The purpose of the loan transaction was to allow the Company to pay in full its obligations to GE under the GE Note. The NIIC Loan Agreement enabled the Company to meet the GE deadline and avoid paying any additional fees. On July 27, 2006 the Company paid off the GE Note balance in full, with a cash payment of $575,561.

          The NIIC Loan Agreement provides for a loan to the Company (the “Loan”) in the maximum principal amount of $3,000,000, with an initial disbursement to the Company of $750,000.  Interest of nine percent (9%) per annum will accrue on the unpaid balance of the Loan, and such interest and the entire balance of principal, fees, costs and expenses shall be due and payable on June 30, 2007 (the “Maturity Date”).  The Loan may be prepaid, in full or in part, without penalty.  The Company agreed to pay a fee to the Lender of $15,000, as well as the Lender’s reasonable transaction costs related to the Loan, all of which will be due on the Maturity Date.  If not paid by the Maturity Date, the unpaid balance of the Loan will bear interest at the rate of twelve percent (12%) per annum.

          Other terms and conditions of the Loan are nearly identical to the terms and conditions set forth in the Promissory Note and Security Agreement dated December 1, 2003, and the Restated Promissory Note dated August 31, 2004, made by the Borrowers in favor of the Lender (the “Prior Loan Documents”).  Such terms and conditions from the Prior Loan Documents were incorporated by reference into the NIIC Loan Agreement, to the extent that such terms and conditions do not conflict with the terms and conditions specifically set forth in the NIIC Loan Agreement.  However, one significant difference is that the Loan is not convertible into shares of the common stock of the Company.

Item 4	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5	Other Information.

Not applicable.

Item 6	Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company’s Form 10-Q filed on November 14, 2002*).

3.2	Bylaws, as amended (filed as Exhibit 3.2 to the Company’s Form 10-Q/A filed on November 21, 2002*).

3.3	Certificate of Amendment of Certificate of Incorporation (filed as Exhibit 10.11 to the Company’s Form 10-KSB filed on March 23, 2005*).

4.1

Rights Agreement, dated as of July 2, 1998, between LaserSight Incorporated and American Stock Transfer & Trust Company, as Rights Agent, which includes (i) as Exhibit A thereto the form of Certificate of Designation of the Series E Junior Participating Preferred Stock, (ii) as Exhibit B thereto the form of Right Certificate (separate certificates for the Rights will not be issued until after the Distribution Date) and (iii) as Exhibit C thereto the Summary of Stockholder Rights Agreement (filed as Exhibit 99.1 to the Company’s Form 8-K filed July 8, 1998*).

10.1

Product Purchase Agreement dated February 2, 2004, between LaserSight Technologies, Inc. and Shenzhen New Industries Medical Development Co., Ltd. (filed as Exhibit 99.8 to the Company’s Form 8-K/A filed on May 4, 2004*).

10.2

Distribution Agreement dated August 15, 2002, between LaserSight Technologies, Inc. and Shenzhen New Industries Medical Development Co., Ltd. (filed as Exhibit 99.5 to the Company’s Form 8-K filed on August 30, 2002*)**.

10.3

Amendment No. 2 to Loan and Security Agreement dated as of August 15, 2002, among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc. (filed as Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2002*).

10.4

Extension to Loan and Security Agreement dated as of March 12, 2003, among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc. (filed as Exhibit 10.40 to the Company’s Form 10-K filed on March 31, 2003*).

10.5

Amendment No. 3 to Loan and Security Agreement dated as of March 31, 2003 among LaserSight Incorporated and subsidiaries and Heller Healthcare Finance, Inc. (filed as Exhibit 10.41 to the Company’s Form 10-K filed on March 31, 2003*).

10.6

Amendment No. 4 to Loan and Security Agreement and Limited Waiver dated as of June 30, 2004, among LaserSight Incorporated and subsidiaries and General Electric Capital Corporation as successor to GEHFS Holdings, Inc., formerly known as Heller Healthcare Finance, Inc. (filed as Exhibit 10.8 to the Company’s Form 10-KSB filed on March 23, 2005*).

10.7

Amended and Restated Registration Rights Agreement dated June 30, 2004, between LaserSight Incorporated and General Electric Capital Corporation as successor to GEHFS Holdings, Inc., formerly known as Heller Healthcare Finance, Inc. (filed as Exhibit 10.9 to the Company’s Form 10-KSB filed on March 23, 2005*).

10.8

Restated Promissory note for $1,000,000, effective June 30, 2004, made in favor of New Industries Investment Consultants (HK) Ltd. by LaserSight Incorporated and its subsidiary, LaserSight Technologies, Inc. (filed as Exhibit 10.10 to the Company’s Form 10-KSB filed on March 23, 2005*).

10.9

Non-Exclusive License Agreement between the Company and WaveLight Laser Technologie AG, dated February 24, 2005, and effective March 3, 2005 (filed as Exhibit 10.1 to the Company’s Form 10-QSB filed on April 25, 2005*).

10.10

Amendment No. 1 to Third Amended and Restated Secured Term Note, dated May 23, 2005, among LaserSight Incorporated and subsidiaries and General Electric Capital Corporation (filed as Exhibit 10.2 to the Company’s Form 10-QSB filed on August 5, 2005*).

10.11

Amendment No. 1 to Restated Promissory Note, dated February 15, 2006, between LaserSight Incorporated and New Industries Investment Consultants (HK) Ltd. (filed as Exhibit 10.13 to the Company’s Form 10-KSB filed on March 31, 2006*).

10.12	Loan Agreement and Promissory Note, dated July 26, 2006, between LaserSight Incorporated and New Industries Investment Consultants (HK) Ltd. (filed herewith).

11	Statement of Computation of Loss Per Share (included in Financial Statements in Part I, Item 1, of this report).

31.1	Certifications of Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certifications of Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certifications of Chief Executive Officer pursuant to Section 1350

32.2	Certifications of Chief Financial Officer pursuant to Section 1350

*	Incorporated herein by reference.File No.0-19671.

**	Confidential treatment has been granted for portions of this document. The redacted material has been filed separately with the commission.

SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LaserSight Incorporated

Dated: August 14, 2006	By:	/s/ Danghui (“David”) Liu

Danghui (“David”) Liu, President,
Chief Executive Officer and Director

Dated: August 14, 2006	By:	/s/ Zhaokai Tang

Zhaokai Tang,
Interim Chief Financial Officer