Form 10QSB
period 2006-09-30
LASERSIGHT INC /DE
filed 2006-11-14
CIK 879301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10–QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0–19671

LASERSIGHT INCORPORATED

(Name of Small Business Issuer as specified in its charter)

Delaware	65–0273162

State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6848 Stapoint Court, Winter Park, Florida 32792
(Address of principal executive offices)
Issuer’s telephone number : (407) 678-9900

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

Number of shares of common stock outstanding as of November 11, 2006: 9,997,993

Transitional Small Business Disclosure Format (Check one):

Yes ☐	No ☒

LASERSIGHT INCORPORATED AND SUBSIDIARIES

Except for the historical information contained herein, the discussion in this report contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934) that involve risks and uncertainties.   LaserSight’s actual results could differ materially from those discussed here.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “PART  I – ITEM 1 – DESCRIPTION OF BUSINESS – RISK FACTORS” AND “PART II – ITEM 6 – MANAGEMENT’S DICUSSION AND ANALYSIS OR PLAN OF OPERATION”  in LaserSight’s Annual Report on Form 10-KSB for the year ended December 31, 2005.  LaserSight undertakes no obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect any future events or developments.

PART 1 - FINANCIAL INFORMATION

LASERSIGHT INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)

September 30, 2006

ASSETS
Current assets:
Cash and cash equivalents	$334,804
Accounts receivable – trade, net	1,203
Inventories, net	1,817,758
Prepaid expenses	39,746

Total Current Assets	2,193,511
Property and equipment, net	111,237
Patents, net	391,259
Deposits with suppliers	213,757

Total Assets	$2,909,764

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable related party- $1,000,000 convertible to equity	$2,320,373
Accounts payable	87,419
Accrued expenses	203,292
Accrued license fees	52,821
Accrued warranty	50,000
Deferred revenue	776,364

Total Current Liabilities	3,490,269
Note payable long term portion	55,206
Deferred royalty revenue	3,289,127
Commitments and contingencies
Stockholders’ deficit:
Convertible preferred stock, par value $.001 per share; authorized 10,000,000 shares; none issued	—
Common stock – par value $.001 per share; authorized 100,000,000 shares; 9,997,195 shares issued and 9,997,193 outstanding	9,997
Additional paid-in capital	104,738,681
Unearned Stock Based Compensation	(59,582)
Accumulated deficit	(108,613,934)
Less treasury stock, at cost; 2 common shares	—

Total Stockholders’ Deficit	(3,924,838)

Total Liabilities and Stockholders’ Deficit	$2,909,764

See accompanying notes to the condensed consolidated financial statements.

LASERSIGHT INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005

Revenues:
Products (including revenues from related parties of $0, $894,224, $183,060 and $3,917,829, respectively)	$37,208	$1,069,988	$558,531	$4,222,546
Royalties	194,091	266,091	585,389	797,303

	231,299	1,336,079	1,143,920	5,019,849
Cost of revenues:
Product cost	(27,765)	482,969	194,810	2,159,009

Gross profit	259,064	853,110	949,110	2,860,840
Research and development and regulatory expenses	33,506	46,705	117,506	146,523
Other general and administrative expenses	452,397	576,773	1,540,681	1,841,367
Selling-related expenses	(38,304)	38,575	(131,555)	312,072
Amortization of intangibles	8,379	8,379	25,137	25,137

	422,472	623,727	1,434,263	2,178,576

Income (loss) from operations	(196,914)	182,678	(602,659)	535,741
Other income and expenses:
Interest and other income	—	654	6,758	3,066
Interest expense	(170,337)	(78,396)	(305,291)	(249,688)

Income (loss) before income tax (expense) benefit	(367,251)	104,936	(901,192)	289,119
Income tax (expense)/benefit	—	—	—	—

Net Income(loss)	$(367,251)	$104,936	$(901,192)	$289,119

Income(loss) per common share
Basic and diluted	$(0.04)	$0.01	$(0.09)	$0.03

Weighted average number of shares outstanding
Basic and diluted	9,997,000	9,997,000	9,997,000	9,997,000

See accompanying  notes to the condensed consolidated financial statements.

LASERSIGHT INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005
(unaudited)

	September 30, 2006	September 30, 2005

Cash flows from operating activities
Net income (loss)	$(901,192)	$289,119
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37,733	45,051
Amortization of discount on note payable and deferred financing costs	168,947	80,474
Amortization of stock based compensation	30,490	7,800
Fees added to notes payable	25,512	—
Changes in assets and liabilities:
Accounts and notes receivable, net	1,445,456	(252,988)
Inventories	(231,665)	206,160
Accounts payable	(10,425)	17,624
Accrued expenses	(351,858)	13,876
Deferred revenue	(582,273)	79,532
Other	(42,703)	43,822

Net cash provided by (used in) operating activities	(411,978)	530,470
Cash flows from investing activities
Purchases of property and equipment	(35,060)	(5,558)

Net cash used in investing activities	(35,060)	(5,558)
Cash flows from financing activities
Borowings on debt financing	1,300,299	—
Payments on debt financing	(854,935)	(807,628)

Net cash provided by (used in) financing activities	445,364	(807,628)

Change in cash and cash equivalents	(1,674)	(282,716)
Cash and cash equivalents, beginning of period	336,478	377,512

Cash and cash equivalents, end of period	$334,804	$94,796

See accompanying notes to the condensed consolidated financial statements.

LASERSIGHT INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and Nine- Month Periods Ended September 30, 2006 and 2005

NOTE 1	BASIS OF PRESENTATION

The accompanying unaudited, condensed consolidated financial statements of LaserSight Incorporated and subsidiaries (“LaserSight” or the “Company”) as of September 30, 2006, and for the three- and nine-month periods ended September 30, 2006 and 2005, have been prepared in accordance with the requirements of the Securities and Exchange Commission for interim financial information and with the instructions to Form 10-QSB.  Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in LaserSight’s annual report on Form 10-KSB for the year ended December 31, 2005.  In the opinion of management, the condensed consolidated financial statements include all adjustments necessary, consisting only of normal, recurring adjustments, for a fair presentation of consolidated financial position and the results of operations and cash flows for the periods presented. There are no other components of comprehensive income other than the Company’s consolidated net income (loss) for the three- and nine-month periods ended September 30, 2006 and 2005.  The results of operations for the three- and nine-month periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.

The Company’s business is subject to various risks and uncertainties, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  The Company has suffered recurring losses from operations and has a significant accumulated deficit that raises substantial doubt about its ability to continue as a going concern.  Additionally, the product registration of our product in China expired and we may not sell our laser in China until our registration is approved. As China is the only market where the company had significant sales in the past three years, being unable to sell its products to China raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described below, see Notes 10 and 11.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The loss of Shenzhen New Industries Medical Development Co., Ltd. (“NIMD”), a related party, as a customer compounded by the fact that we can not sell our product in China until product registration is approved, would have a significant adverse effect on the Company’s ability to continue as a going concern.

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

Product cost – Product costs consist of the costs of all machines and parts sold including refurbished laser heads. When the Company sells refurbished laser heads it offers a discount on the sales price if the used laser head is returned to the Company.  The Company records the estimated fair value of the used laser head as inventory and as an offset to cost of revenues upon receipt thereof.  During the nine-month period ended September 30, 2006, the Company received used laser heads related to previous sales with an estimated fair value of approximately $160,300.

Warranty expense – during the nine-month period ended September 30, 2006, the warranty period expired on several of the lasers previously sold by the Company without further costs being incurred by the Company. As a result, the remaining warranty expense in the amount of $158,000, accrued for these lasers was reversed through selling-related expenses upon the expiration of the warranties, which had the effect of decreasing these expenses.

NOTE 3	PER SHARE INFORMATION

Basic income per common share is computed using the weighted average number of common shares and contingently issuable shares (to the extent that all necessary contingencies have been satisfied).  Diluted income per common share is computed using the weighted average number of common shares, contingently issuable shares (to the extent that all necessary contingencies have been satisfied), and common share equivalents outstanding during each period. Common share equivalents, including options and warrants to purchase Common Stock, are included in the computation using the treasury stock method. The dilutive effect of convertible debt securities is computed using the if-converted method. The computation of dilutive earnings per share excludes the effect of the assumed conversion or exercise or contingent issuance of securities that would have an antidilutuve effect on earnings per share. 527,813 and 596,000 shares attributable to outstanding stock options and warrants were excluded from the calculation of diluted earnings per share for the periods ended September 30, 2006 and 2005, respectively, because the exercise prices of the stock options and warrants were greater than or equal to the average price of common shares during the period, and therefore inclusion would have been antidilutive.

NOTE 4	INVENTORIES

Inventories, which consist primarily of excimer and erbium laser systems and related parts and components, are stated at the lower of cost or market.  Cost is determined using the first-in first-out method.  The components of inventories at September 30, 2006 are summarized as follows:

September 30, 2006

Raw material	$1,088,517
Work in Process	641,976
Finished Goods	187,265

Reserve	(100,000)

$1,817,758

NOTE 5	AMENDED LOAN AGREEMENT

The Company signed a three-year note with Heller Healthcare Finance, Inc (“Heller”) and GE Healthcare Financial Services, Inc., as successor-in-interest to Heller (collectively “GE”) on August 30, 2004 (the “GE Note”). The GE Note was to expire on June 30, 2007.  The GE Note bore interest of 9% and was secured by all Company assets. The GE Note contained certain covenants, which required the Company to maintain a minimum inventory balance of $1,500,000, minimum quarterly revenues of $1,000,000 and an annual net income provision.  For the year ended December 31, 2005 and any subsequent trailing twelve month periods, as measured on the last day of each calendar quarter, the Company’s earnings before interest, taxes, depreciation and amortization could not fall below $550,000. As of June 30, 2006, we were not in compliance with all covenants of our loan agreement with GE. The Company had not met minimum quarterly revenue targets of $1,000,000, a rolling twelve-month $550,000 of EBIDTA and had not presented a budget for 2006.

On June 7, 2006, the Company received a letter from GE that advised the Company that, if not waived by GE within ten days, the specified defaults would become “Events of Default” under the GE Note, which would allow GE to accelerate the amounts due under the GE Note.  The amount that would be due at that time was approximately $629,434, consisting of $476,077 of principal and $153,357 of fees.  GE also presented the Company a proposed Forbearance Agreement pursuant to which GE would forbear from exercising its rights and remedies under the GE Note with respect to the specified defaults until the earlier of (i) June 30, 2006, or (ii) the occurrence or existence of Events of Default under the GE Note other than the specified defaults.  Under that agreement, the Company would be required to pay immediately a fee of $10,000, and an additional $10,000 would be added to the indebtedness under the GE Note.  However, on June 13, 2006, GE agreed to waive the defaults without any additional charge to the Company and to extend until July 31, 2006, the date on which the specified defaults will become “Events of Default” under the GE Note. The Company agreed to the terms of the waiver letter and pursued alternative financing arrangements during this waiver period.

The Company and its subsidiary, LaserSight Technologies, Inc. (together, the “Borrowers”) entered into a Loan Agreement (the “NIIC Loan Agreement”) with New Industries Investment Consultants (HK) Ltd. (the “Lender”), an affiliate of the Company (see Note 6), dated as of July 26, 2006. The NIIC Loan Agreement enabled the Company to meet the GE deadline and avoid paying any additional fees. On July 27, 2006 the Company paid off the GE Note balance in full, with a cash payment of $575,561. The NIIC Loan Agreement provides for a loan to the Company (the “Loan”) in the maximum principal amount of $3,000,000.  This loan balance included the $1 million DIP financing, which is convertible to 2,500,0000 shares of common stock. During the quarter ended September 30, 2006, the line was drawn upon for an additional $1.3 million. Interest of nine percent (9%) per annum will accrue on the unpaid balance of the Loan, and such interest and the entire balance of principal, fees, costs and expenses shall be due and payable on June 30, 2007 (the “Maturity Date”).  The Loan may be prepaid, in full or in part, without penalty.  The Company agreed to pay a fee to the Lender of $15,000, as well as the Lender’s reasonable transaction costs related to the Loan, all of which will be due on the Maturity Date.  If not paid by the Maturity Date, the unpaid balance of the Loan will bear interest at the rate of twelve percent (12%) per annum. The balance on the loan at September 30, 2006 was $2.3 million.

Other terms and conditions of the Loan are nearly identical to the terms and conditions set forth in the Promissory Note and Security Agreement dated December 1, 2003, and the Restated Promissory Note dated August 31, 2004, made by the Borrowers in favor of the Lender (the “Prior Loan Documents”).  Such terms and conditions from the Prior Loan Documents were incorporated by reference into the NIIC Loan Agreement, to the extent that such terms and conditions do not conflict with the terms and conditions specifically set forth in the NIIC Loan Agreement.  However, a significant difference is that the Loan is not convertible into shares of the common stock of the Company.

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

In 2003 and 2004, the China Group provided $2 million of debtor-in-possession (“DIP”) financing to the Company.  On June 30, 2004, $1 million of the DIP financing was converted into 6,850,000 shares of common stock. In the third quarter of 2006, the China Group provided another $1.3 million of financing, (see Note 5).  As of September 30, 2006, the China Group controlled approximately 72% of the Company’s common stock.  Company revenues from the China Group were approximately $0 and $183,000 in the three months and nine months ended September 30, 2006, and were approximately $0.9 million and $3.9 million in the three months and nine months ended September 30, 2005, respectively.  Accounts receivable due from the China Group as of September 30, 2006 was zero.

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

In May 2005 and December 2005, the Board of Directors approved the issuance of options to purchase 498,000 shares and 69,813 shares, respectively, of the Company’s Common Stock with an estimated fair value of approximately $119,000.  The options were issued to employees and Directors and have various vesting schedules, but all are exercisable for ten years. Amortization of unearned stock-based compensation for the three and nine months ended September 30, 2006 was $9,750 and $29,250, respectively. Amortization of unearned stock-based compensation for the three and nine months ended September 30, 2005 was $31,000. During 2006 the Company has not issued any employee stock options.

NOTE 8	CONTINGENCIES

Liquidity

The Company incurred a net loss and had negative cash flows during the nine-months ended September 30, 2006 and had an accumulated deficit of approximately $109 million at September 30, 2006.  Additionally, the Company’s revenues declined and are significantly dependant upon NIMD (see Notes 6 and 10).

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

The table below summarizes information about reported segments as of and for the three and nine months ended September 30, 2006 and 2005:

SEGMENT INFORMATION

Three months ended September 30,

	Operating Revenues	Operating Profit (Loss)	Total Assets	Depreciation and Amortization	Capital Expenditures

2006
Operating segments:
Refractive products	$37,208	$(324,315)	$2,909,764	$12,578	35,060
Patent services	194,091	194,091	—	—	—
General corporate	—	(66,690)	—	112,630	—

Consolidated total	$231,299	$(196,914)	$2,909,764	$125,208	$35,060

2005
Operating segments:
Refractive products	$1,069,988	$66,965	$4,552,024	$14,026	2,986
Patent services	266,091	266,091	—	—	—
General corporate	—	(150,378)	194,840	28,158	—

Consolidated total	$1,336,079	$182,678	$4,746,864	$42,184	$2,986

Nine months ended September 30,

	Operating Revenues	Operating Profit (Loss)	Total Assets	Depreciation and Amortization	Capital Expenditures

2006
Operating segments:
Refractive products	$558,531	$(939,178)	$2,909,764	$37,733	35,060
Patent services	585,389	585,389	—	—	—
General corporate	—	(248,870)	—	168,947	—

Consolidated total	$1,143,920	$(602,659)	$2,909,764	$206,680	$35,060

2005
Operating segments:
Refractive products	$4,222,546	$378,718	$4,552,024	$45,051	$5,558
Patent services	797,303	797,303	—	—	—
General corporate	—	(640,280)	194,840	80,474	—

Consolidated total	$5,019,849	$535,741	$4,746,864	$125,525	$5,558

NOTE 10	REGISTRATION OF PRODUCT

The Company started the renewal registration process to sell our laser products in China in early 2005. Our laser product registration in China expired in December 2005.  Until we receive the renewal of the product registration, we cannot sell our laser products in China.

After responding to requests for more information from the State Food and Drug Administration in China and conducting tests at a government-selected laboratory, our application for renewal was accepted in early 2006. More information was required and provided after the application submission. We cannot predict when the renewal will be granted.

Our product CE certificate expired in February of 2006. We could not sell our products to customers where CE certification is required until we received the renewed certificate. We received the renewed certificates for our LaserScan LSX (the laser) and AstraMax (the corneal topography system) on July 25, 2006.

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

Using the similar concept, we have recently launched our custom-ablation software package AstraPro (cornea topography guided custom-ablation) in China with the charge of per procedure fees to the users (Custom-ablation Per Procedure Fees, or the “CPPF” model) to capitalize on the increasing use of the custom-ablation procedures with long-term revenue from the users. We have not received any revenues from this product yet. We expect our new subsidiary, LaserSight Shenzhen, to be marketing this product.

NOTE 12	NEW CHINESE SUBSIDIARY

The Company’s wholly owned subsidiary, LaserSight Technologies, Inc., a Delaware corporation has formed a wholly owned Chinese subsidiary company, LaserSight Technologies (Shenzhen) Co., Ltd. (the “China Subsidiary”), which has offices in Shenzhen, China.  The Chinese government issued a business license to the China Subsidiary on September 25, 2006, and its term of existence is from August 18, 2006, until August 18, 2026.  The Company made an initial capital investment in the China Subsidiary in the amount of US$75,000.  The China Subsidiary’s principal business is to conduct sales of the Company’s products and services in China.

The following persons serve as directos and officers of the China subsidiary:

Xian Ding Weng - Director, Chairman of the Board and President (Mr. Weng also serves as the Chairman of the Board of the Company.)

Danghui (David) Liu - Director (Mr. Liu also serves as the President and CEO of the Company.)

Bing Liang – serves as Director and Vice President

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

China Transaction

          In February 2004, we received a commitment from Shenzhen New Industries Medical Development Co., Ltd. (“NIMD”), a related party purchaser, to purchase at least $12.0 million worth of our products during the 12-month period ending February 2005 and to distribute our products in Mainland China, Hong Kong, Macao and Taiwan.  The purchase agreement provides for two one-year extensions. From February 2004 through September 2005, approximately $10.1 million worth of products were sold under this agreement. Product issues reduced shipments during the third and fourth quarters of 2004 and the first and second quarters of 2005.  These issues have been resolved through revisions to product crating for shipment, software modifications and revised shipper instructions. An extension has not been signed, but the parties have continued to conduct business under similar terms as set forth in the purchase agreement.

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

New Business Model

          Since the beginning of 2006, we have been developing a revenue-sharing business model with the users of our products in China, (Per Procedure Fees charged to users, or the “PPF” model). We believe this business model will provide us long-term, steady cash flow and better profitability and that it will allow us to capitalize on the fast growth of the procedure volumes in China’s market. This revised business model will be implemented on a prospective basis. The plan concept is to charge less at the original purchase date, but to charge a PPF fee over the life of the contract. To prepare for these changes in offering our business model, we are considering seeking capital infusion by long-term loan or equity offering. Contrary to our previous expectations, we have not yet obtained any trial results of our PPF model in China because of a lack of capital. These changes of business model may not happen if the company receives no new capital infusion by long-term loan or equity offering.

          Using the similar concept, we have recently launched our custom-ablation software package AstraPro (cornea topography guided custom-ablation) in China with the charge of per procedure fees to the users (Custom-ablation Per Procedure Fees, or the “CPPF” model) to capitalize on the increasing use of the custom-ablation procedures with long-term revenue from the users. We have not received any revenues from this product yet. We expect our new subsidiary, LaserSight Shenzhen, to be marketing this product.

New Chinese Subsidiary

The Company’s wholly owned subsidiary, LaserSight Technologies, Inc., a Delaware corporation, has formed a wholly owned Chinese subsidiary company, LaserSight Technologies (Shenzhen) Co., Ltd. (the “China Subsidiary”), which has offices in Shenzhen, China.  The Chinese government issued a business license to the China Subsidiary on September 25, 2006, and its term of existence is from August 18, 2006, until August 18, 2026.  The Company made an initial capital investment in the China Subsidiary in the amount of US$75,000.  The China Subsidiary’s principal business is to conduct sales of the Company’s products and services in China.

Results of Operations

          The following table sets forth for the periods indicated information derived from our statements of operations for those periods expressed as a percentage of net sales, and the percentage change in such items from the comparable prior year period.  Any trends illustrated in the following table are not necessarily indicative of future results.

As a Percentage of Net Sales

	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,

	2006	2005	2006	2005	2006 vs. 2005

Statement of Operations Data:
Net Revenues:
Refractive products	16.1%	80.1%	48.8%	84.1%	-96.5%	-86.8%
Patent services	83.9%	19.9%	51.2%	15.9%	-27.1%	-26.6%

Net Revenues	100.0%	100.0%	100.0%	100.0%	-100.0%	-77.2%
Cost of Revenue	-12.0%	36.1%	17.0%	43.0%	-105.7%	-91.0%

Gross Profit (1)	112.0%	63.9%	83.0%	57.0%	-69.6%	-66.8%
Research, development and regulatory expenses (2)	14.5%	3.5%	10.3%	2.9%	0.0%	-19.8%
Other general and administrative expenses	195.6%	43.2%	134.7%	36.7%	-21.6%	-16.3%
Selling-related expenses (3)	-16.6%	2.9%	-11.5%	6.2%	-199.3%	-142.2%
Amortization of intangibles	3.6%	0.6%	2.2%	0.5%	0.0%	0.0%

Net Income (loss) from operations	-85.1%	13.7%	-52.7%	10.7%	-207.8%	-212.5%

(1)

As a percentage of refractive products net revenues, the gross profit for refractive products only for the three months ended September 30, 2006 and 2005 were approximately 173% and 55%, respectively. As a percentage of net revenues, the gross profit for refractive products only for the nine months ended September 30, 2006 and 2005 were approximately 65% and 49%, respectively.

(2)

As a percentage of refractive product net sales, research, development and regulatory expenses for the three months ended September 30, 2006 and 2005, were approximately 90% and 4%, respectively.  As a percentage of refractive product net sales, research, development and regulatory expenses for the nine months ended September 30, 2006 and 2005, were approximately 21% and 3%, respectively.

(3)

As a percentage of refractive product net sales, selling-related expenses for the three months ended September 30, 2006 and 2005 were approximately (103%) and 4%, respectively. As a percentage of refractive product net sales, selling-related expenses for the nine months ended September 30, 2006 and 2005 were approximately (24%) and 7%, respectively.

Three Months Ended September 30, 2006, Compared to Three Months Ended September 30, 2005

          Our consolidated revenues totaled approximately $231,000 for the three months ended September 30, 2006, a decrease of approximately $1.1 million or 83% compared to revenues for the three months ended September 30, 2005 of approximately $1.3 million. The decrease was primarily attributable to decreased sales of laser systems as a result of the expiration of our product registration in China. No lasers systems or AstraMax systems were sold in the third quarter of 2006, and four were sold in the third quarter of 2005. For the three months ended September 30, 2006, parts revenues were $36,000 compared to $189,000 for the three months ended September 30, 2005. Our 2006 budget projected laser sales at 27 for the year. Due to the product registration restriction and the new business model testing in China, we adjusted our projection of sales to ship 2 lasers and one AstraMax® diagnostic workstations this year. Because we did not receive product registration renewals in China as planned, we do not expect to sell any more lasers this year.

          Net revenues from patent services decreased by approximately $72,000, or 27%, from approximately $266,000 for the three months ended September 30, 2005 to approximately $194,000 for the three months ended September 30, 2006. The reduction in royality revenues is due to a portion of the deferred revenue becoming fully amortized. During the first quarter of 2005, the Company licensed its Lin scanning patent for $855,000, net of expenses of $45,000. This deferred revenue is being amortized over the remaining life of the patent, approximately seven years.

          Geographically, China has become our most significant market, even though there was no revenue from China during the three months ended September 30, 2006, as compared to approximately $1.1 million for the three months ended September 30, 2005.

          Consolidated cost of sales includes direct material costs, manufacturing wages, inbound freight, rework, scrap and standard cost variances.  For the three months ended September 30, 2006, consolidated cost of sales was ($27,000) on net revenues of $231,000, compared to the same period in 2005 when our cost of sales was approximately $483,000 or 36% of net revenues. For the three months ended September 30, 2006, consolidated cost of sales was ($27,000) on product revenues of $37,000, compared to the same period in 2005 when our cost of sales was approximately $681,000 or 45% of product revenues. The improvement of 2006 margins is primarily related to reclaimed inventory from returned lasers of $94,000. For the remainder of 2006, our emphasis will be on continued unit cost reductions driven by efficient purchasing and limited re-design of our product. Our goal is to maintain a 47% consolidated cost of sales.

           Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Selling-related expenses for the three months ended September 30, 2006 decreased $77,000, or 199%, to ($38,000) from $39,000 during the three months ended September 30, 2005. This decrease was primarily attributable to the reversal of warranty reserves, as well as reduced licensing fees, and lower shipping costs due to lower sales.  For the three months ended September 30, 2006, selling-related expenses were lower primarily due to the reduction in the warranty reserve and shipping costs. Warranty reserves in the amount of $39,000 for lasers moving out of warranty during the three months ended September 30, 2006 were reversed in the current period. Our current plan projects our selling-related expense ratio to be 9% of net revenues for the remainder of 2006.

          Other general and administrative expenses decreased by $124,000, or 22%, to $452,000 in the three months ended September 30, 2006, from $577,000 for the same period in 2005. The decrease was primarily due to lower consulting fees, loan audit fees, salaries, travel, computer upgrade fees and insurance premiums. We project our general and administrative expenses to maintain at $450,000 per quarter.

          Research, development and regulatory expenses decreased by $13,000 to $34,000 for the three months ended September 30, 2006 from $47,000 for the three months ended September 30, 2005. The decrease was for reduced costs of material purchases. Our operating plan for fiscal 2006 projected business levels that would require research, development and regulatory expenses to be similar to 2005.

          In the three months ended September 30, 2006, amortization of intangibles remained unchanged at $8,400. In accordance with our operating plan, amortization of intangibles will be at a rate of approximately $33,000 per year.

          Other income and expense for the three months ended September 30, 2006 consisted of the following:

•

In the three months ended September 30, 2006, we accrued $170,000 in interest expense.  All of the accrued interest was paid except for $34,900 of accrued interest for the DIP financing. The interest expense includes $132,800 of amortized financing costs.

          For the three months ended September 30, 2006 and 2005, we had no income tax expense due to our net operating loss carryforwards.

          Net loss for the three months ended September 30, 2006 was approximately $367,000 compared to a $105,000 net income for the same period in 2005, a decrease of approximately $472,000. This $472,000 decrease in the current quarter was comprised approximately of:

•	decreased gross profit of $594,000 due to lower revenues.

•	decreased G&A expenses of $124,000 due to lower insurance, salaries & consulting fees.

•	increased interest expense of $92,000 due to payoff on loan balance and fully amortizing deferred loan costs.

•	reduced R&D expenses of $13,000 for material purchases.

•	decreased selling-related expenses of $77,000 related to reduced warranty estimates and unit shipping charges.

Nine Months Ended September 30, 2006, Compared to Nine Months Ended September 30, 2005

          Our consolidated revenues totaled approximately $1.1 million for the nine months ended September 30, 2006, a decrease of approximately $3.9 million or 77% compared to revenues for the nine months ended September 30, 2005 of approximately $5.0 million. The decrease was primarily attributable to decreased sales of laser systems. Two lasers systems were sold in the first nine months of 2006, and 17 were sold in the first nine months of 2005. For the nine months ended September 30, 2006, parts revenues were $165,000 compared to $350,000 for the nine months ended September 30, 2005. This also included a $0.1 million reduction in sales of our AstraMax ® diagnostic workstation; no AstraMax sales were recorded in the nine months ended September 30, 2006 compared to four for the comparable period in 2005. Due to the product registration restriction and the new business model testing in China, we adjusted our projection of sales to ship 2 lasers and one AstraMax ® diagnostic workstations this year. Because we did not receive product registration renewals in China as planned, we do not expect to sell any more lasers this year.

          Net revenues from patent services decreased by approximately $212,000, or 27%, from approximately $797,000 for the nine months ended September 30, 2005 to approximately $585,000 for the nine months ended September 30, 2006. The reduction in royalty revenue is due to a portion of the deferred revenue becoming fully amortized. During the first quarter of 2005, the Company licensed its Lin scanning patent for $855,000, net of expenses of $45,000. This deferred revenue is being amortized over the remaining life of the patent, approximately seven years.

          Geographically, China has become our most significant market, with approximately $183,000 in revenue during the nine months ended September 30, 2006, as compared to approximately $3.9 million for the nine months ended September 30, 2005.

          Consolidated cost of sales includes direct material costs, manufacturing wages, inbound freight, rework, scrap and standard cost variances.  For the nine months ended September 30, 2006, consolidated cost of sales of $195,000 was approximately 17% of net revenues of $1.1 million, compared to the same period in 2005 when our cost of sales was approximately 43% of net revenues. For the nine months ended September 30, 2006, consolidated cost of sales of $195,000 was approximately 35% of product revenues of $585,000, compared to the same period in 2005 when our cost of sales was approximately 51% of product revenues. The improvement of 2006 margins is primarily related to improved margins on part sales, return of deposits on gas cylinders of $11,000 and reclaimed inventory from returned lasers of $218,000. Our goal is to maintain a 47% consolidated cost of sales.

          Selling-related expenses consist of those items directly related to sales activities, including commissions on sales, royalty or license fees, warranty expenses, and costs of shipping and installation. Selling-related expenses for the nine months ended September 30, 2006 decreased $444,000, or 142%, to ($132,000) from $312,000 during 2005. This decrease was primarily attributable to the reversal of warranty reserves, as well as reduced licensing fees, and lower shipping costs due to lower sales.  During the nine-month period ended September 30, 2006, the warranty period expired on several of the lasers previously sold by the Company without further costs being incurred by the Company. As a result, the remaining warranty expense accrued for these lasers in the amount of $158,000 was reversed through selling-related expenses upon the expiration of the warranties. Our current plan projects our selling-related expense ratio to be 9% of net revenues for the remainder of 2006.

          Other general and administrative expenses decreased by $301,000, or 16%, to $1.5 million in the nine months ended September 30, 2006, from $1.8 million for the same period in 2005. The decrease was primarily due to lower legal fees, and accounting fees, salaries, annual meeting expenses and insurance premiums. We project our general and administrative expenses to maintain at $450,000 per quarter.

          Research, development and regulatory expenses decreased by $29,000 to $118,000 for the nine months ended September 30, 2006 from $147,000 for the nine months ended September 30, 2005. Even though our resources are limited, we continue to offer improvements to our product, and we were required to make unplanned material purchases for the CE mark testing effort. Our operating plan for fiscal 2006 projected business levels that would require research, development and regulatory expenses to be similar to 2005.

          In the nine months ended September 30, 2006, amortization of intangibles remained unchanged at $25,100. In accordance with our operating plan, amortization of intangibles will be at a rate of approximately $33,000 per year.

          Other income and expense for the nine months ended September 30, 2006 consisted of the following:

•	We received $6,757 of interest income on notes receivable.

•	$6,108 was received as abandoned property from various states.

•

In the nine months ended September 30, 2006, we accrued $305,300 in interest expense.  All of the accrued interest was paid except for $79,900 of accrued interest for the DIP financing. The interest expense includes $188,400 of amortized financing costs.

          For the nine months ended September 30, 2006 and 2005, we had no income tax expense due to our net operating loss carry-forwards.

          Net loss for the nine months ended September 30, 2006 was approximately $901,000 compared to a $289,000 net income for the same period in 2005, a decrease of approximately $1.2 million. This $1.2 million decrease in the first nine months of 2006 was comprised approximately of:

•	decreased gross profit of $1.9 million due to lower revenues.

•

decreased G&A expenses of $301,000 due to lower insurance, lease expense and professional fees for auditing and tax preparation. As well as 2005 annual shareholder meeting expenses, which did not occur in 2006 and audit fees added to the GE note payable.

•	decreased interest expense of $56,000 due to lower loan balances.

•	decreased selling related expenses of $444,000 related to reduced warranty estimates and unit shipping charges.

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

          The Company started the renewal registration process to sell our laser products in China in early 2005. Our laser product registration in China expired in December 2005.  Until we receive the renewal of the product registration, we cannot sell our laser products in China. After responding to requests for more information from the State Food and Drug Administration in China and conducting tests at a government selected laboratory, our application for renewal was accepted in early 2006.  We cannot predict when the renewal will be granted. Our product CE certificate expired in February 2006, and renewed in July 2006.

          We continue to face liquidity and capital resource issues relative to the timing of the successful completion of new sales compared to our ongoing payment obligations.  To continue our operations, we will need to generate increased revenues, collect them and reduce our expenditures relative to our recent history.  While we are working to achieve these improved results, we cannot give assurances that we will be able to generate increased revenues and collections to offset required cash expenditures.  Our revenues from the China Group were approximately $183,000 in the nine-months ended September 30, 2006. Accounts receivable due from the China Group as of September 30, 2006 was zero. The loss of the China Group as a customer or the non-payment or slow payment of monies owed to us could have a significant adverse effect on our ability to continue as a going concern.

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

          The Company and its subsidiary, LaserSight Technologies, Inc. (together, the “Borrowers”) entered into a Loan Agreement (the “NIIC Loan Agreement”) with New Industries Investment Consultants (HK) Ltd. (the “Lender”), an affiliate of the Company (see Note 6), dated as of July 26, 2006. The NIIC Loan Agreement enabled the Company to meet the GE deadline and avoid paying any additional fees. On July 27, 2006 the Company paid off the GE Note balance in full, with a cash payment of $575,561.The NIIC Loan Agreement provides for a loan to the Company (the “Loan”) in the maximum principal amount of $3,000,000.  This loan balance included the $1 million DIP financing, which is convertible to 2,500,0000 shares of common stock. During the quarter ended September 30, 2006, the line was drawn upon for an additional $1.3 million. Interest of nine percent (9%) per annum will accrue on the unpaid balance of the Loan, and such interest and the entire balance of principal, fees, costs and expenses shall be due and payable on June 30, 2007 (the “Maturity Date”).  The Loan may be prepaid, in full or in part, without penalty.  The Company agreed to pay a fee to the Lender of $15,000, as well as the Lender’s reasonable transaction costs related to the Loan, all of which will be due on the Maturity Date.  If not paid by the Maturity Date, the unpaid balance of the Loan will bear interest at the rate of twelve percent (12%) per annum. The balance on the loan at September 30, 2006 was $2.3 million.

          Other terms and conditions of the Loan are nearly identical to the terms and conditions set forth in the Promissory Note and Security Agreement dated December 1, 2003, and the Restated Promissory Note dated August 31, 2004, made by the Borrowers in favor of the Lender (the “Prior Loan Documents”).  Such terms and conditions from the Prior Loan Documents were incorporated by reference into the NIIC Loan Agreement, to the extent that such terms and conditions do not conflict with the terms and conditions specifically set forth in the NIIC Loan Agreement.  However, a significant difference is that the Loan is not convertible into shares of the common stock of the Company.

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

          During the nine months ended September 30, 2006 operating cash flow was negative primarily due to collections of accounts receivable. However, our change in cash was negative primarily due to income statement losses.  Our expectations regarding future working capital requirements and our ability to continue operations are based on various factors and assumptions that are subject to substantial uncertainty and risks beyond our control, and no assurances can be given that these expectations will prove correct.  The occurrence of adverse developments related to these risks and uncertainties or others could result in our incurring unforeseen expenses, being unable to generate additional sales, to collect new and outstanding accounts receivable, to control expected expenses and overhead, or to negotiate payment terms with creditors, and we would likely be unable to continue operations.

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

          There have been no changes in our internal controls over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

          The Company and its subsidiary, LaserSight Technologies, Inc. (together, the “Borrowers”) entered into a Loan Agreement (the “NIIC Loan Agreement”) with New Industries Investment Consultants (HK) Ltd. (the “Lender”), an affiliate of the Company (see Note 6), dated as of July 26, 2006. The NIIC Loan Agreement enabled the Company to meet the GE deadline and avoid paying any additional fees. On July 27, 2006 the Company paid off the GE Note balance in full, with a cash payment of $575,561.The NIIC Loan Agreement provides for a loan to the Company (the “Loan”) in the maximum principal amount of $3,000,000.  This loan balance included the $1 million DIP financing, which is convertible to 2,500,0000 shares of common stock. During the quarter ended September 30, 2006, the line was drawn upon for an additional $1.3 million. Interest of nine percent (9%) per annum will accrue on the unpaid balance of the Loan, and such interest and the entire balance of principal, fees, costs and expenses shall be due and payable on June 30, 2007 (the “Maturity Date”).  The Loan may be prepaid, in full or in part, without penalty.  The Company agreed to pay a fee to the Lender of $15,000, as well as the Lender’s reasonable transaction costs related to the Loan, all of which will be due on the Maturity Date.  If not paid by the Maturity Date, the unpaid balance of the Loan will bear interest at the rate of twelve percent (12%) per annum. The balance on the loan at September 30, 2006 was $2.3 million.

          Other terms and conditions of the Loan are nearly identical to the terms and conditions set forth in the Promissory Note and Security Agreement dated December 1, 2003, and the Restated Promissory Note dated August 31, 2004, made by the Borrowers in favor of the Lender (the “Prior Loan Documents”).  Such terms and conditions from the Prior Loan Documents were incorporated by reference into the NIIC Loan Agreement, to the extent that such terms and conditions do not conflict with the terms and conditions specifically set forth in the NIIC Loan Agreement.  However, a significant difference is that the Loan is not convertible into shares of the common stock of the Company.

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

10.12

Loan Agreement and Promissory Note, dated July 26, 2006, between LaserSight Incorporated and New Industries Investment Consultants (HK) Ltd. (filed as Exhibit 10.12 to the Company’s Form 10-QSB filed on August 14, 2006*).

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

LaserSight Incorporated

Dated: November 14, 2006	By:	/s/ Danghui (“David”) Liu

Danghui (“David”) Liu, President,
Chief Executive Officer and Director

Dated: November 14, 2006	By:	/s/ Zhaokai Tang

Zhaokai Tang,
Interim Chief Financial Officer